Form 10-Q
period 2006-03-31
HAPC, Inc.
filed 2006-05-26
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 000-51902

HAPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Madison Avenue, New York, New York, 10017

(Address of Principal Executive Offices including Zip Code)

(212) 418-5070

(Registrant’s Telephone Number, Include Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 18, 2006, 18,625,252 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC.

Item 1. Financial Statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$9,197	$13,590
Other deferred offering costs	606,980	165,088

Total assets	$616,177	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses	$533,558	$93,954
Stockholder advance	100	100
Notes payable	85,000	85,000

Total Liabilities	618,658	179,054

COMMITMENTS

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 4,166,667 and outstanding 1,750,001	417	417
Additional paid-in capital	8,434,588	8,434,588
Unearned stock compensation	(6,213,982)	(8,410,598)
Deficit accumulated during the development stage	(2,223,504)	(24,783)

Total stockholders’ equity (deficit)	(2,481)	(376)

Total liabilities and stockholders’ equity	$616,177	$178,678

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2006	For the period from August 15, 2005 (inception) to March 31, 2006
Formation and operating costs	$2,197,189	$2,221,672

Loss before interest expense and income taxes	(2,197,189)	(2,221,672)

Interest expense	788	1,088

Loss before income taxes	(2,197,189)	(2,222,768)

Income taxes	744	744

Net loss	$(2,198,721)	$(2,223,504)

Net loss per share	$(1.26)	$(.73)

Weighted average shares outstanding - basic	1,750,001	3,061,558

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period August 15, 2005 (inception) to December 31, 2005 (Audited)

and the period January 1, 2006 to March 31, 2006 (Unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Deferred Stock Compensation	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount				Shares	Amount
Common stock issued September 13, 2005	4,166,667	$417	24,583	$—	$—	—	$—	$25,000
Treasury stock purchased	—	—	—	—		(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	8,410,005	—	(8,435,005)	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	—	—	24,407	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	8,434,588	(24,783)	(8,410,598)	(2,416,666)	—	(376)
Amortization of stock based compensation expense	—	—	—	—	2,196,616	—	—	2,196,616
Net loss	—	—	—	(2,198,721)	—	—	—	(2,198,721)

Balances at March 31, 2006	4,166,667	$417	$8,434,588	$(2,223,504)	$(6,213,982)	(2,416,666)	$—	$(2,481)

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2006	For the period from August 15, 2005 (inception) to March 31, 2006
Cash flows from operating activities:
Net loss	$(2,198,721)	$(2,223,504)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	2,196,616	2,221,023
Increase in accrued expenses	1,949	2,249

Net cash used in operating activities	(156)	(232)

Cash flows from financing activities:
Advance from initial stockholder	—	100
Proceeds from note payable	—	60,000
Payment of deferred offering costs	(4,237)	(75,671)
Proceeds from sale of shares of common stock	—	25,000

Net cash provided by financing activities	(4,237)	9,429

Net change in cash	(4,393)	9,197

Cash, beginning of period	13,590	—

Cash, end of period	$9,197	$9,197

Supplemental cash flow information
Deferred offering costs	$441,892	$606,980
Accrued expenses	437,655	531,309

Cash paid	$4,237	$75,671

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

1.	Basis of Presentation

The financial statements for the three months ended March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of HAPC, INC. (formerly Healthcare Acquisition Partners Corp.) (the “Company”) as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and period from August 15, 2005 (inception) to March 31, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector.

Practically all activity through March 31, 2006 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (as described in Note 3), although substantially all of the net proceeds of the Public Offering are intended to be applied toward consummating a business combination with one or more operating businesses whose fair value is, either individually or collectively, at least 80% of the Company’s net assets at the time of such acquisition (“Business Combination”).

In evaluating a prospective target business, the Company will consider, among other factors, its financial condition and results of operations; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of products, processes or services; the regulatory environment of the industry; and costs associated with effecting the Business Combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a Business Combination consistent with its business objective.

There are no assurances the Company will be able to successfully effect a Business Combination.

Of the proceeds of the Public Offering, $95,000,000 is being held in a trust account (“Trust Account”) and invested in U.S. government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,400,000 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a Business Combination is not consummated. The remaining amount of the proceeds may be used to pay business, legal accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2.	Nature of Operations and Summary of Significant Accounting Policies

(Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s stockholders prior to the Public Offering (the “Initial Stockholders”) have agreed to vote their 1,750,001 shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. The Initial Stockholders have agreed not to acquire any additional shares of the registrant in connection with or following the Public Offering. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 3).

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

2.	Nature of Operations and Summary of Significant Accounting Policies

(Continued)

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income taxes

The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the liability method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized when it is more likely than not that such benefits will be realized.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Loss per common share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Stock based compensation

The Company applies APB No. 25 (Accounting for Stock Issued to Employees) and related Interpretations in accounting for stock based compensation. Accordingly, compensation for shares issued to officers and directors is measured using their intrinsic value at the date of opportunity to acquire such shares and recognized as compensation expense ratably over the vesting period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash concentration of credit risk

The Company maintains cash balances with financial institutions, which, at times, may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

3.	Initial Public Offering

On April 18, 2006, the Company sold 16,666,667 units (“Units”) to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. The Company may call the Warrants for redemption in whole and not in part at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and, if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders. In connection with the Public Offering, the Company paid to FTN Midwest Securities Corp. an underwriting discount of 7% of the public offering price and a non–accountable expense allowance of 1% of the public offering price.

In addition, on April 18, 2006, the Company issued to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units. The units issuable upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has preliminarily estimated that the fair value of the option on the date of sale would be approximately $2.36 per unit, or $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%.

The volatility calculation of 47% is based on the 180 day average volatility of a representative sample of forty-one (41) Healthcare Industry companies (the “Sample Companies”) with market capitalization under $200 million. Because it does not have a trading history, the Company needed to estimate the potential volatility of its common stock price. The volatility will depend on a number of factors, which cannot be ascertained at this time. The Company referred to the 180 day average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-Business Combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the options, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the options would become worthless.

On May 18, 2006, the Company sold 208,584 Units (the “Overallotment Units”) to FTN Midwest Securities Corp. pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Overallotment Units were sold at the offering price of $6.00 per Unit, minus FTN Midwest Securities Corp.’s 7% underwriting discount.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

4.	Notes Payable

The Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC (“Holdings”). The note bears interest at a rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

On December 30, 2005, the Company issued an unsecured $25,000 note, on similar terms to the $60,000 note payable, to Healthcare Acquisition Holdings, LLC to acquire the 4,166,667 common shares that Holdings received upon formation of the Company.

Both notes were re-paid in full in May 2006 and are no longer outstanding.

5.	Commitments

The Company’s chief executive officer will receive annual compensation of $50,000 for serving as an officer and $50,000 for serving as a director. The Company’s chief financial officer will receive annual compensation of $50,000 and the Company’s independent directors will each receive annual compensation of $50,000.

The Company has entered into agreements with FTN Midwest Securities Corp. and certain officers and directors whereby each of them has agreed to present the Company, for its consideration, with any opportunity to acquire all or substantially all of the outstanding equity securities of, or otherwise acquire a controlling equity interest in, an operating business in the healthcare, or a healthcare-related, sector, provided that they are under no obligation to present the Company with any opportunity involving a business in the healthcare, or a healthcare-related, sector seeking a strategic combination with another operating business in the healthcare, or a healthcare-related, sector.

The Company will utilize certain administrative, technology and secretarial services, as well as certain limited office space provided by FTN Midwest Securities Corp. until the consummation of a Business Combination by the Company. The Company has agreed to pay $1 per year for such services commencing on the effective date of the Public Offering and continuing monthly thereafter.

HAPC, INC.

formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

6.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share. Of this amount, $24,407 and $2,196,616 was charged to expense for the periods ended December 31, 2005 and March 31, 2006, respectively. The Company will recognize the remaining $6,213,982 of compensation as an expense ratably over the vesting period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows:

Termination of Services Prior To:	Shares Forfeited
June 30, 2005	100%
December 31, 2006	75%
June 30, 2007	50%
December 31, 2007	25%

The 2,416,666 shares of our common stock transferred back to us and not transferred to members of the Company’s management team on December 30, 2005 are being held a treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have material effect on the accompanying financial statements.

Overview

We were organized as a Delaware corporation on August 15, 2005, to serve as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations for the Quarter Ending March 31, 2006

During the quarter ended March 31, 2006, we had not yet completed our initial public offering and had only incurred additional formation and operating costs. The net loss of $2,198,721 primarily consisted of non-cash expenses, representing the amortization of compensation costs.

Liquidity and Capital Resources

On April 18, 2006, we consummated our initial public offering (the “Public Offering”) of 16,666,667 units sold to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. The Company may call the Warrants for redemption in whole, but not in part, at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders.

On May 18, 2006, we sold an additional 208,584 units (the “Overallotment”) pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option.

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to approximately $98,011,000 which includes a contingent underwriting fee of $5,468,000. Of this amount approximately $96,215,000 is being held in a Trust account and the remaining $1,796,000 is being held outside the Trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the Public Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

Commencing on April 18, 2005 and ending upon the acquisition of a target business, we will incur a fee of $1 per year for office space and certain other additional general and administrative services from FTN Midwest Securities Inc.

We have granted a purchase option to the representative of the underwriter at the closing of the Public Offering on April 18, 2006 to acquire 833,333 units for $100. The units issuable upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has preliminarily estimated that the fair value of the option on the date of sale would be approximately $2.36 per unit, or approximately $1,967,000 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given the nature of these investments, we do not view the interest rate or market risk to be significant.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our president and chief strategy officer (our principal executive officer, principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our president and chief strategy officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported with the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 1a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings pending against us.

Item 1A. Risk Factors.

We are a development stage company with no operating history and, accordingly, our stockholders will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest after the consummation of a business combination.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets (excluding deferred underwriting discount and commission held in the trust account in the amount of approximately $5,468,000) at the time of acquisition within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a definitive agreement relating to a business combination has been executed within 18 months after the consummation of the offering). If we fail to consummate a business combination in the healthcare sector within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution on the shares of common stock sold in this offering will be less than $6.00 because of the expenses related to this offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

Our stockholders will not be entitled to protections normally afforded to investors of blank checks companies.

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a “blank check” company under the consummation of the initial public offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we believe we are not subject to Rule 419, our units will be immediately tradable, and we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation distribution received by stockholders could be less than $5.70 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such waivers. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.70, plus interest, due to claims of such creditors. If we cannot complete a business combination and are forced to liquidate, Sean McDevitt, the chairman of our board, and Pat LaVecchia, our secretary and a director, will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target, so that the trust account proceeds are not reduced by the claims of potential contracted parties, former target businesses or others. However, we cannot assure you that Messrs. McDevitt and LaVecchia will be able to satisfy those obligations.

Because there are numerous companies seeking to effectuate business combinations with business plans similar to ours, it may be more difficult for us to do so.

According to the investment firm of Sanders Morris Harris, there were fewer than fifteen initial public offerings of “specified purpose acquisition companies” in 2004 and only one in 2003. Published reports indicate that between 33 to 42 similarly structured blank check companies filed initial public offerings with the Securities and Exchange Commission from January 2005 through October 2005. Of these companies, few have announced that they have entered into a definitive agreement for a business combination, while even fewer have consummated a business combination. According to the Investment Dealers Digest, through October 2005, 19 such initial public offerings have been completed so far this year, raising a total of $1.1 billion, while nine IPOs raised $339.6 million in 2004. While some of those companies have targeted specific industries in which they must complete a business combination and only a few have targeted the healthcare industry, a number of them may consummate a business combination in any industry they choose. Competition from these and other companies seeking to consummate a business plan similar to ours could increase demand for attractive target companies. Further, the fact that very few of such companies have entered into a definitive agreement for a business combination and even fewer have completed a business combination may be an indication that there are only a limited number of attractive target businesses available or that target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Therefore, we cannot assure you that we will be able to successfully compete for an attractive business combination, nor can we assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate and the portion of your investment not placed in trust would be lost.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of May 18, 2006, there were 145,207,580 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	May significantly reduce the equity interest of current stockholders;

•	Will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•	May reduce or limit the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, compensation or other rights superior to the common stock; and

•	May reduce the prevailing market prices for our common stock warrants and units.

Similarly, if we issue notes or other debt securities, assume debt of a target business, or otherwise incur substantial debt, it could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	Acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	Our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	Our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our ability to successfully effect a business combination and to operate successfully after a business combination will be largely dependent upon the efforts of the key personnel who will join us following a business combination, who may be unfamiliar with the requirements of operating a public company.

Our ability to successfully effect a business combination will be dependent upon the efforts of our key personnel. The future role of our management personnel following a business combination, however, cannot presently be fully ascertained. Specifically, our current officers have no obligation to remain with us subsequent to a business combination (nor have any indicated an intent to leave). Depending on the target company’s management composition, we may or may not negotiate to keep our current management or to keep the target company’s management in place following the business combination. A decision involving whether or not to keep our current management could result in conflicts of interest in our management’s evaluation of target businesses and could influence our negotiation of a potential business combination. If we do not keep our current management, we will have to employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming, which would reduce our profitability, and could lead to various regulatory problems that would further increase costs and reduce profitability.

Our officers and directors will allocate their time to other businesses, which could produce conflicts of interest in their determination as to how much time to devote to our affairs and could cause us to be less efficient in completing an acquisition than a competitor.

We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers and directors is engaged in other business endeavors and is not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could cause us to be less efficient in completing an acquisition than a prospective competitor or otherwise have a negative impact on our ability to consummate a business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Certain of our officers and directors are currently, and all may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity, and in what priority, a particular business opportunity should be presented.

John Voris, our CEO and a director, Erin Enright, our CFO, Jean-Pierre Millon, one of our directors, and Wayne Yetter, one of our directors, are currently, and all of our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. In addition, all of our officers and directors may in the future become affiliated with other “blank check” companies. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity, and in what priority, a particular business opportunity should be presented. We have entered into agreements with FTN Midwest Securities Corp., Sean McDevitt and Pat LaVecchia, under the terms of which each of them has agreed to present to us for our consideration any opportunity to acquire all or substantially all of the outstanding equity securities of, or otherwise acquire a controlling equity interest in, an operating business in the healthcare, or a healthcare-related, sector, provided that they are under no obligation to present to us any opportunity involving a business in the healthcare, or a healthcare-related, sector seeking a strategic combination with another operating business in the healthcare, or a healthcare-related, sector. The terms of these agreements do not obligate these individuals or FTN Midwest Securities Corp. to present any opportunities to us for consideration prior to presenting such opportunities to any other person or entity. No fees or compensation for investment banking or other advisory services will be payable to FTN Midwest Securities Corp., or any of its affiliates, under these agreements. We cannot assure you that any conflicts that do arise will be resolved in our favor.

Because certain of our directors and officers own shares of our common stock that will not participate in any liquidation distributions of the trust funds, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our directors and officers, other than Sean McDevitt and Pat LaVecchia, own shares of our common stock. These stockholders (and any persons to whom we transfer shares of our reserved treasury shares) will not have the right to receive distributions from the trust account upon our liquidation in the event we fail to complete a business combination within the time frame provided. Additionally, all of our directors and officers have placed an irrevocable order with a third-party broker-dealer, in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to purchase up to $1,000,000 of our warrants on behalf of themselves, collectively, in the open market following this offering, subject to any regulatory restrictions. The purchases of the warrants on behalf of our officers and directors will be made by a third-party broker-dealer in such amounts and at such times as that broker-dealer may determine, in its sole discretion, subject to any regulatory restrictions. If at the end of a certain 60 trading-day period the broker-dealer has not purchased up to the maximum of $1,000,000 of our warrants on behalf of our directors and officers, then our directors and officers will purchase warrants from us in a private placement at a price per warrant to be agreed upon, but in no event less than $0.70 per warrant, in an amount equal to the difference of $1,000,000 and the total amount paid by the broker-dealer. Our directors and officers have agreed not to sell or transfer these warrants until after the completion of a business combination. We will not engage any affiliate of the broker-dealer effecting the warrant purchases to advise us in connection with locating a suitable business combination at any time when such warrant purchases remain uncompleted. The shares of our common stock and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our management may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be reduced.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as the purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be reduced. As a result, the market price of our securities may become depressed, and you may find it difficult to sell our securities.

We may only be able to complete one initial business combination, which may cause us to be solely dependent on a single business and a limited number of products or services permanently or for an extended period.

The initial public offering (including the exercise of the Overallotment) provided us with net proceeds of approximately $96,215,000 (including deferred underwriting discount and commission of $5,468,000), which we may use to complete a business combination. While we intend to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition (excluding deferred underwriting discount and commission held in the trust account in the amount of $5,468,000). We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties inherent in consummating the contemporaneous acquisition of more than one operating business. Therefore, it is possible that we will only be able to complete an initial business combination with a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single operating business;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses in the healthcare sector that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage over us in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction and may make a transaction with us less attractive for potential targets;

•	our obligation to convert into cash shares of our common stock held by our public stockholders in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants and the purchase option granted to FTN Midwest Securities Corp., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination.

In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with several different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not held in the trust account to make a deposit, down payment or fund a “no-shop, standstill” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Certain members of management control a substantial interest in us and thus may influence certain actions requiring stockholder vote and could support proposals that are not in your interest.

Certain members of management own at least 9.5%, and assuming all of our reserved treasury shares are transferred to officers, directors or employees, as much as 20%, of our issued and outstanding shares of common stock. Certain of our directors and officers have placed an irrevocable order with a third-party broker-dealer, in accordance with guidelines specified by Rule 10b5-1 under the Exchange Act, to purchase up to $1,000,000 of our warrants on behalf of themselves, collectively, in the open market following this offering, subject to any regulatory restrictions. A broker-dealer who did not participate in our initial public offering has agreed to make the purchases of the warrants on behalf of our directors and officers in such amounts as that broker-dealer may determine, in its sole discretion, subject to any regulatory restrictions. If at the end of a certain 60 trading-day period the broker-dealer has not purchased up to the maximum of $1,000,000 of our warrants on behalf of our directors and officers, then our directors and officers will purchase warrants from us in a private placement at a price per warrant to be agreed upon in an amount equal to the difference of $1,000,000 and the total amount paid by the broker-dealer. Any exercise of these warrants by our management members holding common stock would increase their relative ownership percentage of us. Our directors and officers have agreed not to sell or transfer these warrants until after the completion of a business combination. We will not engage any affiliate of the broker-dealer effecting the warrant purchases to advise us in connection with locating a suitable business combination at any time when such warrant purchases remain uncompleted.

It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, our management members holding common stock, because of their ownership position, will have considerable influence regarding the outcome of the election of directors. Accordingly, our management members holding common stock will continue to exert considerable control at least until the consummation of a business combination.

In connection with the vote required for our initial business combination, our management members holding common stock have agreed (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree) to vote all of the shares of common stock owned by them in the same manner as the holders of the majority of the shares sold to the public in the initial public offering. Our management members holding common stock and the other members of our management have agreed (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree) not to purchase any additional shares of common stock prior to the completion of a business combination. Our management members holding common stock have entered into (and any person to whom we transfer reserved treasury shares will, as a condition to the transfer, be required to enter into) lock-up agreements restricting the sale or other transfer of shares of our common stock until six months after a business combination is completed. These lock-up agreements cannot be waived.

Notwithstanding these agreements, we cannot assure you that our management members holding common stock will not have considerable influence over us and that their interests will not conflict with that of the public stockholders.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering (including the Overallotment), as part of the units, we have issued warrants to purchase 33,750,502 shares of common stock. In addition, we have sold to FTN Midwest Securities Corp. an option to purchase up to a total of 833,333 units that, if exercised, would result in the issuance of warrants to purchase an additional 1,666,666 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you will experience dilution to your holdings.

The obligation of our directors and officers to purchase warrants in the open market during the 60-trading days beginning on the later of the date separate trading of the warrants has commenced or 90 calendar days after the end of the “restricted period” under Regulation M may support the market price of the warrants during such period and, accordingly, the termination of the support provided by such warrant purchases may materially adversely affect the market price of the warrants.

Certain of our directors and officers have placed an irrevocable order with a third-party broker-dealer, in accordance with guidelines specified by Rule 10b5-1 under the Exchange Act, to purchase up to $1,000,000 of our warrants on behalf of themselves, collectively, in the open market, within the 60-trading days beginning on the later of the date that the warrants begin to trade separately and 90 days after the end of the “restricted period” under Regulation M. The purchases of the warrants on behalf of our directors and officers will be made by a broker-dealer who has not participated in out initial public offering in such amounts and at such times as that broker-dealer may determine, in its sole discretion, subject to any regulatory restrictions. Our directors and officers will not have any discretion or influence with respect to such purchases. Such warrant purchases may serve to support the market price of the warrants during such 60-trading day period at a price above that which would prevail in the absence of such purchases by our directors and officers. If at the end of such 60 trading-day period the broker-dealer has not purchased up to the maximum of $1,000,000 of our warrants on behalf of our directors and officers, then our directors and officers will purchase warrants from us in a private placement at a price per warrant to be agreed upon, but in no event less than $0.70 per warrant, in an amount equal to the difference of $1,000,000 and the total amount paid by the broker-dealer. The obligation to purchase warrants shall terminate thereafter. The termination of the support provided by the warrant purchases may materially adversely affect the market price of the warrants. Our directors and officers have agreed not to sell or transfer these warrants until after the completion of a business combination. We will not engage any affiliate of the broker-dealer effecting the warrant purchases to advise us in connection with locating a suitable business combination at any time when such warrant purchases remain uncompleted.

If our management members holding common stock exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our management members holding common stock are entitled (and any persons to whom our reserved treasury shares are transferred will be entitled) to demand that we register the resale of their shares of common stock in certain circumstances, including shares acquired upon the exercise of warrants they may acquire. If our management members holding common stock (or persons to whom we transfer our reserved treasury shares) exercise their registration rights with respect to all of the shares of common stock held by them, then there will be at least 1,750,001 shares of common stock eligible for trading in the public market (and possibly more depending on the transfer of treasury shares and the exercise of warrants). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by The Nasdaq Stock Market, Inc., but not included in the Nasdaq National Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national exchange. Lack of liquidity will limit the price at which stockholders may be able to sell our securities or the ability of stockholders to sell our securities at all.

FTN Midwest Securities Corp. may be considered affiliated with us and its ability to be a market maker in our securities may be restricted, and this may limit the liquidity and price of our securities.

Although FTN Midwest Securities Corp. is not committed to making a market in our securities, it has been doing that it will do so. FTN Midwest Securities Corp. may be deemed an “affiliate” and, as a result, may not freely trade in our securities in reliance on exemptions from the registration requirements under the Securities Act of 1933, as amended, or the Securities Act, typically applicable to market making activities. In connection with any market making activities, FTN Midwest Securities Corp. must deliver a prospectus that is part of an effective registration statement under the Securities Act and that contains current information (a “market making prospectus”). It is anticipated that FTN Midwest Securities Corp. will use the prospectus from our initial public offering for its market making activities. In order for it to do so, the prospectus will have to be updated periodically to reflect current information. During times when the information in the prospectus has become outdated, until an amended prospectus has been prepared, FTN Midwest Securities Corp. may have to cease its market making activities which could limit the ability of FTN Midwest Securities Corp. to effectively make a market in our securities and this could decrease the liquidity and price of our securities after the initial public offering.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the 1940 Act. To this end, the proceeds held in trust may only be invested by the trust agent in a money market fund fully collateralized by United States government securities. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 under the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

A provision in our Amended and Restated Certificate of Incorporation preventing amendment of certain language therein may not be enforceable under Delaware law.

Our Amended and Restated Certificate of Incorporation contains provisions governing the process for the approval of a business combination and the release of funds from the trust account that is described throughout this prospectus. The Amended and Restated Certificate of Incorporation also provides that these provisions may not be amended prior to the consummation of a business combination. The enforceability of this prohibition of any amendment under Delaware law is unclear. Although Delaware law may allow us to amend these provisions upon obtaining the affirmative vote of the holders of a majority of our common stock, we will not propose any such amendment to our stockholders. Specifically, prior to the consummation of a business combination we will not amend or modify the provisions of Article FIFTH in our Amended and Restated Certificate of Incorporation dealing with the restrictions and requirements of stockholder approval of a business combination.

Risks associated with the healthcare sector

The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a business combination, the defense of such claims could consume management’s time and our resources and a negative outcome could disrupt our operations.

Any target business we acquire in the healthcare industry will be exposed to potential liability risks that are inherent in the testing, manufacturing, marketing and sale of healthcare products and/or the provision of healthcare services. A successful liability claim could have material adverse effect on our business, financial condition or market price of our common stock and warrants. In addition, the time, energy and attention that our management could be required to devote to confronting any such claims could prevent it from concentrating on the growth and profitability of our acquired business, which could have a material impact on our financial results and the market prices of our securities.

Changes in the healthcare industry are subject to various influences, each of which may affect our prospective business.

The healthcare industry is subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of healthcare organizations. Any changes in current healthcare financing and reimbursement systems could cause us to make unplanned enhancements of our prospective products or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our prospective products or services by clients. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. Such programs may increase governmental regulation or involvement in healthcare, lower reimbursement rates, or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our prospective products or services.

Many healthcare industry participants are consolidating to create integrated healthcare systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant. These industry participants may try to use their market power to negotiate price reductions for our prospective products and services. If we were forced to reduce our prices, our operating results could suffer if we could not achieve corresponding reductions in our expenses.

Any business we acquire will be subject to extensive government regulation. Any changes to the laws and regulations governing our prospective business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could result in increased costs.

We believe that our prospective business will be extensively regulated by the federal government and any states in which we decide to operate. The laws and regulations governing our operations, if any, are generally intended to benefit and protect persons other than our stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations along with the terms of any government contracts we may enter into would regulate how we do business, what products and services we could offer, and how we would interact with the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could reduce our revenue, if any, by:

•	imposing additional capital requirements;

•	increasing our liability;

•	increasing our administrative and other costs;

•	increasing or decreasing mandated benefits;

•	forcing us to restructure our relationships with providers; or

•	requiring us to implement additional or different programs and systems.

For example, Congress enacted the Health Insurance Portability and Accountability Act of 1996 which had serious implications for the healthcare industry, including the imposition of a vast array of additional requirements with respect to privacy protections, electronic security protections, and additional requirements with respect to the manner in which health care transactions (such as claim submissions) must be conducted. Another example of recently enacted and far-reaching legislation is the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which will have very significant effects in greatly increasing the level of federal expenditures for prescription drugs. The new legislation will alter the nature and degree of reimbursement for drugs and for healthcare services as it is phased in in 2006. Any analogous requirements applied to our prospective products or services would be costly to implement and could affect our prospective revenues.

We believe that our business, if any, will be subject to various routine and non-routine governmental reviews, audits and investigation. Violation of the laws governing our prospective operations, or changes in interpretations of those laws, could result in the imposition of civil or criminal penalties, the cancellation of any contracts to provide products or services, the suspension or revocation of any licenses, and exclusion from participation in government sponsored health programs, such as Medicare, Medicaid and the State Children’s Health Insurance Program. If we become subject to material fines or if other sanctions or other corrective actions were imposed upon us, we might suffer a substantial reduction in revenue, and might also lose one or more of our government contracts and as a result lose significant numbers of members and amounts of revenue.

For example, in recent years there have been an increasing number of investigations for sales under federal and state anti-kickback statutes relating to Medicare and Medicaid reimbursement and the federal False Claims Act and its state analogues, with settlements often reaching into the several hundred million dollar range. This risk applies to both healthcare service providers and medical device manufacturers. Investigations in this area will be further stimulated by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The current administration’s issuance of new regulations, its enforcement of the existing laws and regulations, the states’ ability to promulgate stricter rules, and uncertainty regarding many aspects of the regulations may make compliance with any new regulatory landscape difficult. In order to comply with any new regulatory requirements, any prospective business we acquire may be required to employ additional or different programs and systems, the costs of which are unknown to us at this time. Further, compliance with any such new regulations may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we would be able to recover our costs of complying with any new regulations. Any new regulations and the related compliance costs could have a material adverse effect on our business.

If we are unable to attract qualified healthcare professionals at reasonable cost, it could limit our ability to grow and could decrease our profitability.

We may rely significantly on our ability to attract and retain qualified healthcare professionals who possess the skills, experience and licenses necessary to meet the certification requirements and the requirements of the hospitals, nursing homes and other healthcare facilities with which we may work, as well as the requirements of applicable state and federal governing bodies. We will compete for qualified healthcare professionals with hospitals, nursing homes and other healthcare organizations. Currently, for example, there is a shortage of qualified nurses in most areas of the United States. Therefore, competition for nursing personnel is increasing, and nurses’ salaries and benefits have risen. This may also occur with respect to other healthcare professionals on whom our business may become dependent.

Our ability to attract and retain such qualified healthcare professionals will depend on several factors, including our ability to provide attractive assignments and competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. Because we may operate in a fixed reimbursement environment, increases in the wages and benefits that we must provide to attract and retain qualified healthcare professionals or increases in our reliance on contract or temporary healthcare professionals could decrease our revenue. We may be unable to continue to increase the number of qualified healthcare professionals that we recruit, decreasing the potential for growth of our business. Moreover, if we are unable to attract and retain qualified healthcare professionals, we may have to limit the number of clients for whom we can provide any of our prospective products or services.

We may be dependent on payments from Medicare and Medicaid. Changes in the rates or methods governing these payments for our prospective products or services, or delays in such payments, could decrease our prospective revenue.

A large portion of our revenue may consist of payments from Medicare and Medicaid programs. We cannot assure you that Medicare and Medicaid will continue to pay in the same manner or in the same amount that they currently do. Any reductions in amounts paid by government programs for our prospective products or services or changes in methods or regulations governing payments would decrease our potential revenue. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would also decrease our potential revenue.

If our costs were to increase more rapidly than payment adjustments we receive from Medicare, Medicaid or other third-party payors for any of our potential products or services, our revenue could be decreased.

We may receive fixed payments for our prospective products or services based on the level of service or care that we provide. Accordingly, our revenue may be largely dependent on our ability to manage costs of providing any products or services and to maintain a client base. We may become susceptible to situations where our clients may require more extensive and therefore more expensive products or services than we may be able to profitably deliver. Although Medicare, Medicaid and certain third-party payors currently provide for an annual adjustment of various payment rates based on the increase or decrease of the medical care expenditure category of the Consumer Price Index, these increases have historically been less than actual inflation. If these annual adjustments were eliminated or reduced, or if our costs of providing our products or services increased more than the annual adjustment, any revenue stream we may generate would be decreased.

We may depend on payments from third-party payors, including managed care organizations. If these payments are reduced, eliminated or delayed, our prospective revenues could be decreased.

We may be dependent upon private sources of payment for any of our potential products or services. Any amounts that we may receive in payment for such products and services may be decreased by market and cost factors as well as other factors over which we have no control, including regulations, cost containment, utilization decisions and reduced reimbursement schedules of third-party payors. Any reductions in such payments, to the extent that we could not recoup them elsewhere, would have a material adverse effect on our prospective business and results of operations. Additionally, delays in any such payments, whether as a result of disputes or for any other reason, would have a material adverse effect on our prospective business and results of operations.

Medical reviews and audits by governmental and private payors could result in material payment recoupments and payment denials.

Medicare fiscal intermediaries and other payors may periodically conduct pre-payment or post-payment medical reviews or other audits of our prospective products or services. In order to conduct these reviews, the payor would request documentation from us and then review that documentation to determine compliance with applicable rules and regulations, including the documentation of any products or services that we might provide. We cannot predict whether medical reviews or similar audits by federal or state agencies or commercial payors of such products or services will result in material recoupments or denials, which could reduce our revenues and cause damage to our business reputation.

The FDA and state and foreign regulatory agencies have promulgated regulations that will affect our existing or potential products after consummating an acquisition.

The business activities we may engage in following a business combination, including medical device manufacturing and drug development or testing, are subject to rigorous regulatory requirements at the federal, state and foreign levels, which lead to burdensome reporting requirements or potential sanctions.

The regulatory requirements applicable to our products may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on a product in the future. Changes could require alterations to manufacturing methods, expanded or different labeling, monitoring mechanisms, the recall, replacement or withdrawal of certain products, additional record keeping and expanded documentation of the properties of certain products or their effects on patients, and new scientific substantiation. Any changes or new legislation could have a material adverse effect on our ability to develop and sell new products and, therefore, our ability to generate revenue and cash flow from them.

Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection any potential products developed by us, might impose additional costs on us or marketing impediments on such products which could decrease our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

•	withdrawal of 510(k) clearance or premarket approvals previously granted and

•	criminal prosecution.

If any of these events were to occur, it could harm our business.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we were to fail to comply with stringent FDA regulations.

Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. Should we acquire such a facility as a result of a business combination, the FDA would have authority to conduct inspections of such a facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which could require us to alter our business methods which could potentially result in increased expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholder	Number of Shares
Healthcare Acquisition Partners Holdings, LLC	4,166,667

Such shares were issued on September 13, 2005 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The shares issued to Healthcare Acquisition Partners Holdings, LLC (“Holdings”) for an aggregate offering price of $25,000, or at an average purchase price of approximately $0.006 per share. On December 30, 2005, Holdings transferred all 4,166,667 shares back to us for $25,000 and we transferred 1,750,001 to members of management as required under the terms under which they accepted their positions pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales.

On April 18, 2006, we consummated our initial public offering of 16,666,667 Units and on May 18, 2006, we sold an additional 208,584 Units pursuant to the partial exercise by the underwriter of its overallotment option. Each Unit consists of one share of our common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the initial public offering and expiring five years from the effective date of the initial public offering. We may call the Warrants for redemption in whole and not in part at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $101,251,506 (including exercise of the overallotment option). FTN Midwest Securities acted as underwriter. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-128008). The Securities and Exchange Commission declared the registration statement effective on April 11, 2006.

We incurred a total of approximately $2,620,000 in underwriting discounts and commissions to FTN Midwest Securities. The representative of the underwriters in the initial public offering deposited 5.4% of the gross proceeds attributable to the underwriter’s discount ($5,468,000) into the trust fund that will be paid to the underwriters only upon the consummation of a business combination. We paid a total of approximately $2,620,000 in underwriting discounts and commissions and approximately $500,000 has been paid for costs and expenses related to the Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $98,011,000 (including deferred underwriter’s discount and commission of $5,468,000), of which approximately $96,215,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our public offering, please see Item 2 of Part I in this report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPC, INC.

Date: May 26, 2006	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer