Form 10-Q
period 2006-06-30
HAPC, Inc.
filed 2006-08-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-51902

HAPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 10, 2006, 18,625,252 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC.

Item 1. Financial Statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

BALANCE SHEETS

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Current assets:
Cash	$97,874,951	$13,590
Prepaid expenses and taxes	673,249	—
Other deferred offering costs	—	165,088

Total assets	$98,548,200	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses	$12,500	$93,954
Stockholder advance	100	100
Notes payable	—	85,000
Income taxes payable	191,149	—
Deferred underwriting fees	5,400,000	—

Total Liabilities	5,603,749	179,054

COMMITMENTS

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	100,892,053	8,434,588
Unearned stock compensation	(4,029,081)	(8,410,598)
Deficit accumulated during the development stage	(3,920,625)	(24,783)

Total stockholders’ equity (deficit)	92,944,451	(376)

Total liabilities and stockholders’ equity	$98,548,200	$178,678

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
Revenues	$—	$—	$—

General and Administrative expenses	$2,362,781	$4,559,970	$4,584,453

Loss from operations	(2,362,781)	(4,559,970)	(4,584,453)

Other Income (Expenses):
Interest income	857,032	857,032	857,032
Interest expense	(223)	(1,011)	(1,311)

	856,809	856,021	855,721

Loss before provision for income taxes	(1,505,972)	(3,703,949)	(3,728,732)

Provisions for income taxes	191,149	191,893	191,893

Net loss	$(1,697,121)	$(3,895,842)	$(3,920,625)

Net loss per share	$(.11)	$(.45)	$(.57)

Weighted average shares outstanding - basic	15,403,969	8,614,703	6,934,522

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period August 15, 2005 (inception) to December 31, 2005 (Audited)

and the period January 1, 2006 to June 30, 2006 (Unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Deferred Stock Compensation	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount				Shares	Amount
Common stock issued September 13, 2005	4,166,667	$417	24,583	$—	$—	—	$—	$25,000

Treasury stock purchased	—	—	—	—	—	(4,166,667)	(25,000)	(25,000)

Issuance of treasury shares for services	—	—	8,410,005	—	(8,435,005)	1,750,001	25,000	—

Amortization of stock based compensation expense	—	—	—	—	24,407	—	—	24,407

Net loss	—	—	—	(24,783)	—	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	8,434,588	(24,783)	(8,410,598)	(2,416,666)	—	(376)

Issuance of common stock and Warrants	16,875,251	1,687	101,297,376	—	—	—	—	101,299,063

Expenses of offering	—	—	(8,839,911)	—	—	—	—	(8,839,911)

Amortization of stock based compensation expense	—	—	—	—	4,381,517	—	—	4,381,517

Net loss	—	—	—	(3,895,842)	—	—	—	(3,895,842)

Balances at June 30, 2006	21,041,918	$2,104	$100,892,053	$(3,920,625)	$(4,029,081)	(2,416,666)	$—	$92,944,451

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
Cash flows from operating activities:
Net loss	$(3,895,842)	$(3,920,625)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	4,381,517	4,405,924
Increase in prepaid expenses and taxes	(673,249)	(673,249)
Decrease in other deferred offering costs	165,088	—
Increase (decreases) in accrued expenses	(81,454)	12,500
Increase in income taxes payable	191,149	191,149

Net cash used in operating activities	87,209	15,699

Cash flows from financing activities:
Advance from initial stockholder	—	100
Proceeds from note payable	—	60,000
Payment of notes payable	(85,000)	(85,000)
Payment of deferred offering costs	(3,439,911)	(3,439,911)
Proceeds from sale of shares of common stock and warrants	101,299,063	101,324,063

Net cash provided by financing activities	97,774,152	97,859,252

Net change in cash	97,861,361	97,874,951

Cash, beginning of period	13,590	—

Cash, end of period	$97,874,951	$97,874,951

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-Cash Financing Transactions
Deferred offering costs	$8,839,911	$8,839,911
Accrued expenses	5,400,000	5,400,000

Cash paid	$3,439,911	$3,439,911

Issuance of note payable for treasury stock	—	25,000

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1.	Basis of Presentation

The financial statements for the six months ended June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of HAPC, Inc. (formerly Healthcare Acquisition Partners Corp.) (the “Company”) as of June 30, 2006 and the results of its operations and its cash flows for the six months ended June 30, 2006 and period from August 15, 2005 (inception) to June 30, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector.

Practically all activity through June 30, 2006 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (as described in Note 3), although substantially all of the net proceeds of the Public Offering are intended to be applied toward consummating a business combination with one or more operating businesses whose fair value is, either individually or collectively, at least 80% of the Company’s net assets at the time of such acquisition (“Business Combination”).

In evaluating a prospective target business, the Company will consider, among other factors, its financial condition and results of operations; growth potential; experience and skill of management; availability of additional personnel; capital requirements; competitive position; barriers to entry into other industries; stage of development of products, processes or services; degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services; the regulatory environment of the industry; and costs associated with effecting the Business Combination. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by the Company in effecting a Business Combination consistent with its business objective.

There are no assurances the Company will be able to successfully effect a Business Combination.

Of the proceeds of the Public Offering, $95,000,000 is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,400,000 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a Business

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.	Nature of Operations and Summary of Significant Accounting Policies

(Continued)

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

On April 18, 2006, the Company sold 16,666,667 units (“Units”) to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. The Company may call the Warrants for redemption in whole and not in part at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and, if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders. In connection with the Public Offering, the Company paid to FTN Midwest Securities Corp. an underwriting discount of 7% of the public offering price and a non-accountable expense allowance of 1% of the public offering price.

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

The Company’s chief executive officer receives annual compensation of $50,000 for serving as an officer and $50,000 for serving as a director. The Company’s chief financial officer receives annual compensation of $50,000 and the Company’s independent directors each receive annual compensation of $50,000.

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

Termination of Services Prior To:	Shares Forfeited
June 30, 2006	100%
December 31, 2006	75%
June 30, 2007	50%
December 31, 2007	25%

The 2,416,666 shares of our common stock transferred back to us and not transferred to members of the Company’s management team on December 30, 2005 are being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.	Subsequent Events

On July 24, 2006, the Company reserved for grant to two of it’s Directors 2,416,666 shares of it’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees.

The grants may not be transferred prior to the date that is the later of six months after the completion of a business combination or April 11, 2007 (being the first anniversary of the Company’s Public Offering).

As a result of the above, the Company will take a charge of $13,049,996 in its quarter ended September 30, 2006.

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

Results of Operations for the Quarter Ending June 30, 2006

During the quarter ended March 31, 2006, we had not yet completed our Public Offering and had only incurred additional formation and operating costs. The net loss of $2,198,721 primarily consisted of non-cash expenses, representing the amortization of compensation costs.

During the quarter ended June 30, 2006, we completed our Public Offering. Additional formation and operating costs of $2,362,781 were somewhat offset by interest income totaling $857,032, earned on proceeds from the Public Offering, resulting in a net loss for the six and three months ending June 30, 2006 of $3,895,242 and $1,697,121, respectively.

Liquidity and Capital Resources

On April 18, 2006, we consummated our Public Offering of 16,666,667 units sold to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. The Company may call the Warrants for redemption in whole, but not in part, at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders.

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

We granted a purchase option to the representative of the underwriter at the closing of the Public Offering on April 18, 2006 to acquire 833,333 units for $100. The units issuable upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has preliminarily estimated that the fair value of the option on the date of sale would be approximately $2.36 per unit, or approximately $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer) of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported with the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 1a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since the net proceeds of the initial public offering are intended to be used to complete a business combination with one or more target businesses that have not been identified, we may be deemed to be a “blank check” company under the federal laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of the initial public offering and filed a Current Report on Form 8-K with the Securities and Exchange Commission upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we believe we are not subject to Rule 419, our units will be immediately tradable, and we have a longer period of time to complete a business combination in certain circumstances.

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

According to the investment firm of Sanders Morris Harris, there was only one initial public offering of a “specified purpose acquisition company” in 2003. Based upon publicly available information as of June 20, 2006, we have identified approximately 57 similarly structured blank check companies which have gone public since 2003, of which 7 have actually completed a business combination. As of such date, the remaining 50 blank check companies have more than $3.4 billion in trust and are seeking to complete business combinations. Of these companies, 17 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. While some of those companies have targeted specific industries in which they must complete a business combination and only a few have targeted the healthcare industry, a number of them may consummate a business combination in any industry they choose. Competition from these and other companies seeking to consummate a business plan similar to ours could increase demand for attractive target companies. Further, the fact that only 17 of such companies have entered into a definitive agreement for a business combination and only 7 have completed a business combination may be an indication that there are only a limited number of attractive target businesses available or that target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Therefore, we cannot assure you that we will be able to successfully compete for an attractive business combination, nor can we assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate and the portion of your investment not placed in trust would be lost.

We may issue shares of our capital stock or convertible debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of July 31, 2006, there were 145,207,580 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

John Voris, our CEO and a director, Erin Enright, our CFO, Jean-Pierre Millon, one of our directors, and Wayne Yetter, one of our directors, are currently, and all of our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us. Sean McDevitt, our chairman of the board, and Pat LaVecchia, our secretary and one of our directors, are both affiliated with Symmetry Holdings Inc., a “blank check” company which has not yet consummated an initial public offering. In addition, all of our officers and directors may in the future become affiliated with other “blank check” companies. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity, and in what priority, a particular business opportunity should be presented. We have entered into agreements with FTN Midwest Securities Corp., Sean McDevitt and Pat LaVecchia, under the terms of which each of them has agreed to present to us for our consideration any opportunity to acquire all or substantially all of the outstanding equity securities of, or otherwise acquire a controlling equity interest in, an operating business in the healthcare, or a healthcare-related, sector, provided that they are under no obligation to present to us any opportunity involving a business in the healthcare, or a healthcare-related, sector seeking a strategic combination with another operating business in the healthcare, or a healthcare-related, sector. The terms of these agreements do not obligate these individuals or FTN Midwest Securities Corp. to present any opportunities to us for consideration prior to presenting such opportunities to any other person or entity. No fees or compensation for investment banking or other advisory services will be payable to FTN Midwest Securities Corp., or any of its affiliates, under these agreements. We cannot assure you that any conflicts that do arise will be resolved in our favor.

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

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination we cannot ascertain the capital requirements for any particular transaction. If we have insufficient funds, either because of the size of the business combination or the depletion of the available net proceeds (including interest earned on the trust account released to us) in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure our stockholders that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not held in the trust account to make a deposit, down payment or fund a “no-shop, standstill” provision with respect to a particular proposed business combination. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could limit the development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

Additionally, our potential products may be subject to regulation by similar agencies in other states and foreign countries. Compliance with such laws or regulations, including any new laws or regulations in connection any potential products developed by us, might impose additional costs on us or marketing impediments on such products which could decrease our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusal of requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

•	withdrawal of 510(k) clearance or premarket approvals previously granted; and

•	criminal prosecution.

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

We incurred a total of approximately $2,620,000 in underwriting discounts and commissions to FTN Midwest Securities. The representative of the underwriters in the initial public offering deposited 5.4% of the gross proceeds attributable to the underwriter’s discount ($5,468,000) into the trust fund that will be paid to the underwriters only upon the consummation of a business combination. We paid a total of approximately $2,620,000 in underwriting discounts and commissions and approximately $500,000 has been paid for costs and expenses related to the initial public offering.

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

HAPC, INC.

Date: August 10, 2006	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer