Form 10-Q/A
period 2006-06-30
HAPC, Inc.
filed 2006-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

HAPC, INC.

Explanatory Note:

This Quarterly Report on Form 10-Q/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2006. We are filing this Form 10-Q/A to restate our unaudited interim financial statements for the six months ended June 30, 2006.

On November 13, 2006, the management of HAPC, Inc. (the “Company”), after discussion with the Company’s Audit Committee, determined that it was necessary for the Company to restate (i) the Company’s audited balance sheet as of April 18, 2006 and related statements of operations, stockholders equity (deficit) and cash flows for the periods from January 1, 2006 to April 18, 2006, and from August 15, 2005 (inception) to April 18, 2006 filed with the Company’s Current Report on Form 8-K on April 26, 2006 and (ii) the Company’s unaudited interim financial statements for the six months ended June 30, 2006 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

The changes made to the aforementioned financial statements include the following revisions with respect to the Company’s balance sheets as of April 18, 2006 and June 30, 2006:

(i) the inclusion, as mezzanine equity, of the conversion rights exercisable by 19.99% of the holders of the Company’s common stock issued in the Company’s initial public offering (the “IPO”) who may vote against a proposed business combination to be consummated by the Company and elect to exchange their shares of common stock for cash equal to a pro rata portion of the proceeds held in the trust account, including interest, in which a substantial portion of the net proceeds of the IPO have been deposited; and

(ii) the inclusion of an additional line item to delineate the cash held in the trust account which is reserved for distribution to the Company’s stockholders and the cash held outside of the trust account which the Company may use for its general working capital purposes.

The changes made to the aforementioned financial statements had no effect on our net income reported.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the restatement described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4. Controls and Procedures

In connection with this Form 10-Q/A, the Company will file an amendment to its Form 8-K previously filed on April 26, 2006 with a restated audited balance sheet as of April 18, 2006 and related statements of operations, stockholders equity (deficit) and cash flows for the periods from January 1, 2006 to April 18, 2006, and from August 15, 2005 (inception) to April 18, 2006.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

HAPC, INC.

Item 1. Financial Statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$997,268	$13,590
Investments held in trust	96,877,683	—
Prepaid expenses	482,100	—
Other deferred offering costs	—	165,088

Total assets	$98,357,051	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses	$12,500	$93,954
Stockholder advance	100	100
Notes payable	—	85,000
Deferred underwriting fees	5,468,000	—

Total Liabilities	5,480,600	179,054

COMMITMENTS
Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,365,849	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	81,458,204	8,434,588
Unearned stock compensation	(4,029,081)	(8,410,598)
Deficit accumulated during the development stage	(3,920,625)	(24,783)

Total stockholders’ equity (deficit)	73,510,602	(376)

Total liabilities and stockholders’ equity	$98,357,051	$178,678

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
Revenues	$—	$—	$—
General and Administrative expenses	$2,362,781	$4,559,970	$4,584,453

Loss from operations	(2,362,781)	(4,559,970)	(4,584,453)

Other Income (Expenses):
Interest income	857,032	857,032	857,032
Interest expense	(223)	(1,011)	(1,311)

	856,809	856,021	855,721

Loss before provision for income taxes	(1,505,972)	(3,703,949)	(3,728,732)
Provisions for income taxes	191,149	191,893	191,893

Net loss	$(1,697,121)	$(3,895,842)	$(3,920,625)

Net loss per share	$(.11)	$(.45)	$(.62)

Weighted average shares outstanding - basic	15,403,969	8,614,703	6,284,410

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 (Audited)

and the period January 1, 2006 to June 30, 2006 (Unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Deferred Stock Compensation	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount				Shares	Amount
Common stock issued September 13, 2005	4,166,667	$417	24,583	$—	$—	—	$—	$25,000
Treasury stock purchased	—	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	8,410,005	—	(8,435,005)	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	—	—	24,407	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	8,434,588	(24,783)	(8,410,598)	(2,416,666)	—	(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	—	101,251,506
Expenses of offering	—	—	(10,827,020)	—	—	—		(10,827,020)
Non-cash charge related to sale of Underwriters purchase option	—	—	1,966,666	—	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	—	—	4,381,517	—	—	4,381,517
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,365,849)	—	—	—	—	(19,365,849)
Net loss	—	—	—	(3,895,842)	—	—	—	(3,895,842)

Balances at June 30, 2006	21,041,918	$2,104	$81,458,204	$(3,920,625)	$(4,029,081)	(2,416,666)	$—	$73,510,602

See accompanying notes to financial statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
Cash flows from operating activities:
Net loss	$(3,895,842)	$(3,920,625)

Adjustment to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust	(854,039)	(854,039)
Withdrawal from investments held in trust	191,149	191,149
Amortization of stock based compensation	4,381,517	4,405,924
Increase in prepaid expenses and taxes	(673,249)	(673,249)
Decrease in other deferred offering costs	165,088	—
Increase (decreases) in accrued expenses	(81,454)	12,500
Increase in income taxes payable	191,149	191,149

Net cash used in operating activities	(575,681)	(647,191)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	(96,214,793)

Net cash used in operating activities	(96,214,793)	(96,214,793)

Cash flows from financing activities:
Advance from initial stockholder	—	100
Proceeds from note payable	—	60,000
Payment of notes payable	(85,000)	(85,000)
Payment of deferred offering costs	(3,392,354)	(3,392,354)
Proceeds from issuance of shares of stock	81,885,657	81,910,657

Proceeds from issuance of shares of stock subject to possible conversion	19,365,849	19,365,849

Net cash provided by financing activities	97,774,152	97,859,252

Net change in cash	983,678	997,268
Cash, beginning of period	13,590	—

Cash, end of period	$997,268	$997,268

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-Cash Financing Transactions
Option issued to underwriter	1,966,666	1,966,666
Deferred underwriting fees	5,468,000	5,468,000

Issuance of note payable for treasury stock	—	25,000

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

Practically all activity through June 30, 2006 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received gross proceeds of $100,000,002. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (as described in Note 3), although substantially all of the net proceeds of the Public Offering are intended to be applied toward consummating a business combination with one or more operating businesses whose fair value is, either individually or collectively, at least 80% of the Company’s net assets at the time of such acquisition (“Business Combination”).

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

Of the proceeds of the Public Offering, $96,877,683 including interest, net of tax payments, is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,468,000 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a Business

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

Stock based compensation

The Company applied APB No. 25 (Accounting for Stock Issued to Employees) and related Interpretations in accounting for stock based compensation. Accordingly, compensation for shares issued to officers and directors is measured using their intrinsic value at the date of opportunity to acquire such shares and recognized as compensation expense ratably over the vesting period. Effective January 1, 2006, the Company will be applying the provisions of SFAS No. 123(R).

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

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company determined that the fair value of the option on the date of sale was $2.36 per unit, or $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%. Accordingly, this amount was recorded as an expense of the offering resulting in a charge directly to stockholders’ equity.

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

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

4.	Investments Held in Trust

Investments held in trust at June 30, 2006, consist of a United States Treasury money market account with a fair market value of $96,877,683. There were no investments held in trust as of December 31, 2005.

5.	Notes Payable

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

Both notes were re-paid in full in May 2006 and are no longer outstanding.

6.	Commitments

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

The Company currently utilizes and will continue to utilize certain administrative, technological and secretarial services, as well as certain limited office space provided by FTN Midwest Securities Corp. until the consummation of a Business Combination by the Company. The Company has agreed to pay $1 per year for such services commencing on the effective date of the Public Offering and continuing monthly thereafter.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

The Company has agreed to reimburse our initial stockholders for (a) any income tax liability incurred by our initial stockholders as a result of the award of their shares and/or the vesting of such shares (other than tax liability due as a result of their sale of such shares) and (b) all reasonable out-of-pocket expenses incurred by the initial stockholders in connection with their activities on the Company’s behalf.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

7.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share. Of this amount, $24,407 and $4,381,517 was charged to expense for the periods ended December 31, 2005 and June 30, 2006, respectively. The Company will recognize the remaining $6,213,982 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows:

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

8.	Subsequent Events

On July 24, 2006, the Company reserved for grant to two of its Directors 2,416,666 shares of its common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees.

The grants may not be transferred prior to the date that is the later of six months after the completion of a business combination or April 11, 2007 (being the first anniversary of the Company’s initial Public Offering).

As a result of the above, the Company will take a charge of $13,049,996 in its quarter ended September 30, 2006 which is based upon the number of shares reserved (2,416,666) at the July 24, 2006 closing stock price of $5.40 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Management believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of the financial statements.

Share-Based Payment

Management uses certain assumptions relating to determining the value of share-based payments based on fair value. These can include, as appropriate, relevant modeling techniques such as the Black-Scholes model and analyses of the valuation of various derivative securities of other comparable publicly traded companies.

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

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to approximately $97,859,000 which includes a contingent underwriting fee of $5,468,000. $96,877,683 is being held in a Trust account. We will use substantially all of the net proceeds of the Public Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

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

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined that the fair value of the option on the date of sale was $2.36 per unit, or approximately $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%. Accordingly, this amount was recorded as an expense of the offering resulting in a charge directly to the stockholders’ equity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures.

On November 13, 2006, our management, after discussion with the Audit Committee, determined that it was necessary for us to restate (i) our audited balance sheet as of April 18, 2006 and related statements of operations, stockholders equity (deficit) and cash flows for the periods from January 1, 2006 to April 18, 2006, and from August 15, 2005 (inception) to April 18, 2006 filed with our Current Report on Form 8-K on April 26, 2006 and (ii) our unaudited interim financial statements for the six months ended June 30, 2006 filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Background to the restatement

The most significant of the changes made to the aforementioned financial statements include the following revisions to the Company’s balance sheets as of April 18, 2006 and June 30, 2006:

(i) the inclusion, as mezzanine equity, of the conversion rights exercisable by 19.99% of the holders of our common stock issued in our initial public offering (the “IPO”) who may vote against a proposed business combination to be consummated by the Company and elect to exchange their shares of common stock for cash equal to a pro rata portion of the proceeds held in the trust account, including interest, in which a substantial portion of the net proceeds of the IPO have been deposited; and

(ii) the inclusion of an additional line item to delineate the cash held in the trust account which is reserved for distribution to our stockholders and the cash held outside of the trust account which we may use for its general working capital purposes.

As a result of these changes, our previously issued audited balance sheet as of April 18, 2006 and related statements of operations, stockholders equity (deficit) and cash flows for the periods from January 1, 2006 to April 18, 2006, and from August 15, 2005 (inception) to April 18, 2006 and our unaudited interim financial statements for the six months ended June 30, 2006 should no longer be relied upon.

The determination to restate our financial statements for the aforementioned periods was reached by our management, in consultation with the Audit Committee, during the preparation and review of the financial statements and information for the fiscal quarter ended September 30, 2006.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement effected by this Form 10-Q/A, under the direction of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer), we reevaluated our disclosure controls and procedures as of June 30, 2006. In light of the need for the restatement effected in this Form 10-Q/A, management has identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective as of the period covered by this report.

Remediation of Material Weakness in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to identify appropriate accounting principles. These include a review of the resources and personnel dedicated to the preparation of our financial statements. As previously reported, there had been no significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of our 2006 fiscal year.

PART II-OTHER INFORMATION

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

HAPC, INC.

Date: November 14, 2006	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer