Form 10-Q
period 2006-09-30
HAPC, Inc.
filed 2006-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-51902

HAPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 20, 2006, 21,041,918 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC. AND SUBSIDIARY

Item 1. Financial Statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$609,232	$13,590
Investments held in trust	97,625,231	—
Prepaid expenses	349,400	—
Deferred offering costs	—	165,088
Deferred acquisition costs	385,694	—

Total assets	$98,969,557	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$15,000	$93,954
Stockholder advance	100	100
Notes payable	—	85,000
Deferred underwriting fees	5,468,000	—

Total Liabilities	5,483,100	179,054

COMMITMENTS

Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,515,284	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	94,358,765	8,434,588
Unearned stock compensation	(2,886,841)	(8,410,598)
Deficit accumulated during the development stage	(17,502,855)	(24,783)

Total stockholders’ equity (deficit)	73,971,173	(376)

Total liabilities and stockholders’ equity	$98,969,557	$178,678

See accompanying notes to condensed consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	For the Period From August 15, 2005 (inception) to September 30, 2005	For the period from August 15, 2005 (inception) to September 30, 2006
Revenues	$—	$—	$—	$—
General and Administrative expenses	$14,335,804	$18,895,774	$56	$18,920,257

Loss from operations	(14,335,804)	(18,895,774)	(56)	(18,920,257)

Other Income (Expenses):
Interest income	1,174,645	2,031,677	—	2,031,677
Interest expense	—	(1,011)	—	(1,311)

	1,174,645	2,030,666	—	2,030,366

Loss before provision for income taxes	(13,161,159)	(16,865,108)	(56)	(16,889,891)
Provision for income taxes	(421,071)	(612,964)	—	(612,964)

Net loss	$(13,582,230)	$(17,478,072)	(56)	$(17,502,855)

Net loss per share	$(0.73)	$(1.46)	$0.00	$(1.94)

Weighted average shares outstanding – basic and diluted	18,625,252	11,988,221	1,507,092	9,040,132

See accompanying notes to condensed consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 (Audited)

and the period January 1, 2006 to September 30, 2006 (Unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value $0.0001 Amount	Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Deferred Stock Compensation	Shares	Amount	Stockholders’ Total Equity
Balances at August 15, 2005	—	$—	—	$—	$—	—	$—	$—
Common stock issued September 13, 2005	4,166,667	417	24,583	—	—	—	—	25,000
Treasury stock purchased	—	—	—	—		(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	8,410,005	—	(8,435,005)	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	—	—	24,407	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	8,434,588	(24,783)	(8,410,598)	(2,416,666)	—	(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	—	101,251,506
Non-cash compensation	—	—	13,049,996	—	—	—	—	13,049,996
Expenses of offering	—	—	(10,827,020)	—	—	—	—	(10,827,020)
Non-cash charge related to sale of option	—	—	1,966,666	—	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	—	—	5,523,757	—	—	5,523,757
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,515,284)	—	—	—	—	(19,515,284)
Net loss	—	—	—	(17,478,072)	—	—	—	(17,478,072)

Balances at September 30, 2006	21,041,918	$2,104	$94,358,765	$(17,502,855)	$(2,886,841)	(2,416,666)	$—	$73,971,173

See accompanying notes to condensed consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2006	For the period from August 15, 2005 (inception) to September 30, 2005	For the period from August 15, 2005 (inception) to September 30, 2006
Cash flows from operating activities:
Net loss	$(17,478,072)	$(56)	$(17,888,549)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust	(2,017,243)	—	(2,017,243)
Withdrawal from investments held in trust	606,805	—	606,805
Amortization of stock based compensation	5,523,757	—	5,548,164
Non-cash compensation satisfied by grant of stock	13,049,996	—	13,049,996
Increase in prepaid expenses	(349,400)	—	(349,400)
Decrease in deferred offering costs	165,088	—	—
Increase (decrease) in accrued expenses	(78,954)	—	15,000

Net cash used in operating activities	(578,023)	(56)	(1,035,227)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)
Payment of deferred acquisition costs	(385,694)	—	(385,694)

Net cash used in investing activities	(96,600,487)	—	(95,600,487)

Cash flows from financing activities:
Advance from initial stockholder	—	100	100
Proceeds from note payable	—	—	60,000
Payment of notes payable	(85,000)	—	(85,000)
Payment of offering costs	(3,392,354)	(12,000)	(3,392,354)
Proceeds from issuance of shares of stock	81,736,222	25,000	81,861,222
Proceeds from issuance of shares of stock subject to possible conversion	19,515,284	—	19,515,284

Net cash provided by financing activities	97,774,152	13,100	97,859,252

Net change in cash	595,642	13,044	609,232

Cash, beginning of period	13,590	—	—

Cash, end of period	$609,232	$13,044	$609,232

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,011	$—	$1,011
Cash paid for taxes	612,964	—	612,964
Schedule of Non-Cash Financing Transactions
Options issued to underwriter	$1,966,666	$—	$1,966,666
Deferred underwriting fees	5,468,000	—	5,468,000

Issuance of note payable for treasury stock	—	—	25,000

See accompanying notes to condensed consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The information in this Form 10-Q Report includes the financial position of HAPC, Inc. and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, the “Company”) as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and the periods from August 15, 2005 (date of inception) to September 30, 2005 and 2006 and of cash flows for the nine months ended September 30, 2006 and the periods from August 15, 2005 (date of inception) to September 30, 2005 and 2006. The financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of HAPC, Inc. (formerly Healthcare Acquisition Partners Corp.) (the “Company”) as of September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and for the periods from August 15, 2005 (date of inception) to September 30, 2005 and 2006 and its cash flows for the nine months ended September 30, 2006 and for the periods from August 15, 2005 (inception) to September 30, 2005 and 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector.

Substantially all activity through September 30, 2006 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (as described in Note 3), although substantially all of the net proceeds of the Public Offering are intended to be applied toward consummating a business combination with one or more operating businesses whose fair value is, either individually or collectively, at least 80% of the Company’s net assets at the time of such acquisition (“Business Combination”).

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

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Of the proceeds of the Public Offering, $96,214,793 was deposited and is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,468,000 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if a Business Combination is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if a Business Combination is not consummated. Pro rata decreases in the Discount will occur if there is a Business Combination consummated but there are up to 19.99% dissenting share holders who elect to have their shares redeemed for cash. The remaining amount of the proceeds may be used to pay business, legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering in the event that a definitive agreement to complete a Business Combination was executed but was not consummated within such 18 month period. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 3).

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

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a deferred tax benefit of $5,872,498 related to the charge for the reserve of certain shares of its common stock currently held as treasury stock. The Company has established a reserve for the full amount of the benefit based on the uncertainty if the benefit will be fully utilized.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin 108, Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements, which provides guidance regarding the process of quantifying financial statements misstatements for the purpose of materiality assessment. The provisions are effective for fiscal years ending on or after November 15, 2006. The Company does not expect this bulletin to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

Share based payment

Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of Operations and Summary of Significant Accounting Policies

(Continued)

Accordingly, share based payments issued to officers, directors and vendors are measured at fair value and recognized as expense over the related vesting periods.

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

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Initial Public Offering (Continued)

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

4.	Investments Held In Trust

Investments held in trust at September 30, 2006, consist of a United States Treasury money market account with a carrying value of $97,625,231. The fair value of the investments approximate the carrying value. There were no investments held in trust as of December 31, 2005.

5.	Notes Payable

On September 28, 2005, the Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC (“Holdings”). The note bears interest at a rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates a Public Offering.

On December 30, 2005, the Company issued an $25,000 unsecured promissory note, at an interest rate of 3% per annum to Healthcare Acquisition Holdings, LLC to repurchase the 4,166,667 common shares that Holdings received upon formation of the Company. These shares were included in the Treasury shares of the Company.

Due to the short-term nature of the notes, the fair values of the notes approximate the carrying values. Both notes were paid in full in May 2006 and are no longer outstanding.

Interest expense for the nine months ended September 30, 2006 and 2005 was $1,011 and $0, respectively.

6.	Related Party Transactions

The Company was initially funded by a company that is owned by certain directors of the Company. Cash was received from the issuance of two unsecured promissory notes (see footnote 5). The proceeds were used as working capital until the Company was able to consummate its Public Offering. Both notes were repaid in full in May 2006.

Two of the Company’s directors are employees of FTN Midwest Securities Corp. FTN Midwest Securities Corp., who was the underwriter in the Company’s Public Offering, received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved for these directors 2,416,666 shares of its common stock held in treasury.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related Party Transactions (Continued)

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

Refer to footnote 9 for discussion of the Termination and Break Up Fee and the related guaranty.

7.	Commitments

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

Certain of our officers and directors have committed to purchase $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant upon the filing of the preliminary proxy statement soliciting stockholder approval for the Stock Purchase Agreement discussed in Note 9. Such officers and directors have agreed not to sell or transfer the warrants until after a business combination.

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

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $24,407 and $5,523,757 was charged to expense for the periods ended December 31, 2005 and September 30, 2006, respectively. The Company will recognize the remaining $2,886,841 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows:

Termination of Services Prior To:	Shares Forfeited
September 30, 2006	100%
December 31, 2006	75%
September 30, 2007	50%
December 31, 2007	25%

The 2,416,666 shares of our common stock transferred back to us and not transferred to members of the Company’s management team on December 30, 2005 are being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s Directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees.

The grants may not be transferred prior to the date that is the later of six months after the completion of a business combination or April 11, 2007 (being the first anniversary of the Company’s Public Offering).

As a result of the above, the Company took a charge of $13,049,996 in its quarter ended September 30, 2006 which is based upon the number of shares reserved (2,416,666) at the July 24, 2006 closing stock price of $5.40 per share.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock Purchase Agreement

Entry into a Material Definitive Agreement

On September 29, 2006, HAPC, Inc., a Delaware corporation (“HAPC”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with I-Flow Corporation, a Delaware corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of HAPC (“Acquisition Sub”) and InfuSystem, Inc., a California corporation and wholly-owned subsidiary of I-Flow (“InfuSystem”). Pursuant to the terms of the Stock Purchase Agreement, Acquisition Sub will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Sub will merge with and into InfuSystem. After the merger, Acquisition Sub will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystems, Inc.

HAPC’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) requires that the acquisition must be approved by the holders of a majority of the shares of HAPC common stock sold in the Public Offering. The acquisition cannot be completed if holders of 20% or more of the shares of HAPC common stock sold in the Public Offering vote against the acquisition and, as permitted by the Certificate of Incorporation, demand that their shares be converted (the “Conversion Rights”) into the right to receive a pro rata portion of the net proceeds of the Public Offering held in a trust account established for this purpose at the time of the Public Offering (the approval of the majority of the shares cast together with the exercise of the Conversion Rights by less than 20% of the HAPC common stock issued in the Public Offering, “HAPC Stockholder Approval”). If the holders of less than 20% of the shares of HAPC common stock exercise their Conversion Rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

Purchase Price

In consideration for the acquisition of all of the issued and outstanding shares of capital stock of InfuSystem, HAPC or Acquisition Sub will pay to I-Flow a purchase price of $140,000,000, subject to certain working capital adjustments as set forth in the Stock Purchase Agreement. The purchase price will be paid by HAPC or Acquisition Sub in cash or a combination of (i) a secured promissory note (the “Promissory Note”) payable to I-Flow in a principal amount equal to $55,000,000 plus the amount actually paid to HAPC’s stockholders who exercise their Conversion Rights but not to exceed $75,000,000 (the “Maximum Amount”) and (ii) an amount of cash purchase price equal to $65,000,000 plus the difference between the Maximum Amount and the actual principal amount of the Promissory Note. In connection with I-Flow’s commitment to accept the Promissory Note, a $100,000 delivery fee is payable by HAPC to I-Flow by October 4, 2006 and a “Ticking Fee” (between 0.50% and 1.0% per annum of the Maximum Amount) is payable from September 29, 2006 until the earlier of the closing under the Stock Purchase Agreement, termination of the Stock Purchase Agreement or HAPC’s notice that, because alternative financing has been secured, the Promissory Note to I-Flow will no longer be required. On October 4, 2006, the Company paid $100,000 to I-Flow representing the delivery fee.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock Purchase Agreement (Continued)

Representations, Warranties and Covenants

The Stock Purchase Agreement contains representations and warranties of each of HAPC, I-Flow, Acquisition Sub and InfuSystem, as applicable, relating to, among other matters, (i) corporate organization and similar corporate matters, (ii) title to stock, (iii) capitalization, (iv) the authorization, performance and enforceability of the Stock Purchase Agreement, (v) taxes, (vi) financial statements and the absence of undisclosed liabilities, (vii) material contracts, (viii) absence of certain changes, (ix) compliance with applicable laws, (x) absence of litigation, (xi) insurance, (xii) consents, (xiii) licenses and permits, (xiv) validity of leases, (xv) title to assets, (xvi) employer and employee benefit matters, (xvii) environmental matters and (xviii) intellectual property matters.

InfuSystem has agreed to continue to operate its business in the ordinary course prior to the closing of the transactions contemplated by the Stock Purchase Agreement and each of the parties has agreed (i) not to take any action to cause its representations and warranties to become untrue and (ii) to use all commercially reasonable efforts to consummate the transactions contemplated by the Stock Purchase Agreement in accordance with the terms set forth therein. Each party has also agreed to maintain the confidentiality of the other’s proprietary information.

Indemnification

Under the Stock Purchase Agreement, each of HAPC and I-Flow have agreed to indemnify the other and its affiliates, subject to certain limitations, against certain losses arising from, among other matters, such party’s breach of the Stock Purchase Agreement.

Termination and Break Up Fee

In the event that the Stock Purchase Agreement is terminated (i) because of HAPC’s failure to obtain HAPC Stockholder Approval by April 30, 2007 for any reason or (ii) because HAPC or Acquisition Sub is unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of HAPC Stockholder Approval) have been satisfied or are capable of fulfillment, HAPC must pay I-Flow a break up fee. In the event that I-Flow terminates the Stock Purchase Agreement after April 30, 2007 and the break up fee is payable for the sole reason that HAPC has not held the stockholder meeting seeking HAPC Stockholder Approval by April 30, 2007, the break up fee will be $1,000,000. In all other cases where a break up fee is payable, the amount will be $3,000,000.

Payment of the break up fee has been guaranteed to I-Flow by Messrs. Sean D. McDevitt and Philip B. Harris (the “Guarantors”) pursuant to a Continuing Guaranty provided by the Guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by HAPC and the Guarantors on September 29, 2006, HAPC has agreed to pay the Guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. HAPC has also agreed to reimburse the Guarantors for any payments actually made by them in connection with the Continuing Guaranty. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and the Audited Financials included in our other Security and Exchange filings.

Critical Accounting Policies and Estimates

Management’s discussion addresses the consolidated financial statements of HAPC, Inc. (the “Company”), which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management believes the following critical accounting policy affects its more significant judgments and estimates used in the preparation of the financial statements.

Share-Based Payment

Management uses certain assumptions relating to determining the value of share-based payments based on fair value. These can include, as appropriate, relevant modeling techniques such as the Black-Scholes model and analyses of the valuation of various securities of other comparable publicly traded companies.

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

On September 29, 2006, the Company entered into a Material Definitive Agreement with InfuSystem, Inc. who, if the Business Combination will be consummated, will be the surviving corporation and continue its corporate existence under the laws of the State of California. An in depth discussion of the possible merger can be found under footnote 9.

Results of Operations for the Three and Nine months Ended September 30, 2006 with Comparable Prior Year Periods

During the three months ended September 30, 2006, we had not yet consummated a business combination with one or more operating businesses, however we signed a Material Definitive Agreement (see footnote 9) and incurred non-cash expenses of $1,142,240 and $13,049,996, which represented the amortization of stock based compensation and the value of 2,416,666 shares granted to two of the Company’s Directors, respectively. The balance of expenses were offset by interest income of $1,174,645, resulting in a net loss of $13,582,230 for the three months ended September 30, 2006.

During the nine months ended September 30, 2006, in addition to incurring $5,523,757 and $13,049,996 of non-cash expenses, we completed our initial public offering. The net loss of $17,478,072 for the nine months ended September 30, 2006 primarily consisted of non-cash expenses, representing amortization of compensation costs and the value of granted stock. These expenses were offset by interest income totaling $2,031,677, earned on proceeds from the Public Offering.

For the comparable periods of the prior year which comprised August 15, 2005 (date of inception) to September 30, 2005, the Company had substantially no operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company experienced positive cash flow and financed its operations primarily from cash generated from its issuance of stock at its consummated initial Public Offering, discussed below in further detail. As of September 30, 2006, the Company had $609,232 of cash and cash equivalents, an increase of approximately $595,642 from the $13,590, at December 31, 2005, which relates primarily to interest income.

Net cash used by operating activities for the nine months ended September 30, 2006 was $578,023, which primarily included the Company’s net loss of $17,478,072, an increase in prepaid expenses of $349,400 and decreases in accrued expenses of $78,954 and interest income on investments held in trust of $2,017,243, offset by non-cash charges of $5,523,757 and $13,049,996, representing stock based compensation and non-cash compensation satisfied by grant of stock, respectively.

Net cash used in investing activities for the nine months ended September 30, 2006 amounted to $96,600,487, the result of purchasing investments held in trust for $96,214,793 and the payment of deferred acquisition costs totaling $385,694. The investments held in trust are only to be utilized for the acquisition of a target business or the payment of income taxes.

Net cash provided by financing activities for the nine months ended September 30, 2006 was the result of proceeds of $101,251,806 received from issuance of shares of stock, offset by payments of notes payable totaling $85,000 and payment for costs associated with the Company’s initial public offering amounting to $3,392,354.

The Company entered into a Material Definitive Agreement, discussed in more detail in footnote 9. There can be no assurance that such transaction will be consummated. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

On April 18, 2006, we consummated our initial public offering of 16,666,667 units sold to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. The Company may call the Warrants for redemption in whole, but not in part, at a price of $.01 per Warrant at any time after the Warrants become exercisable. They cannot be redeemed unless the Warrant holders receive written notice not less than 30 days prior to the redemption; and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders.

On May 18, 2006, we sold an additional 208,584 units (the “Overallotment”) pursuant to a partial exercise by FTN Midwest Securities Corp. of its Overallotment option.

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to approximately $97,859,000 which includes a contingent underwriting fee of $5,468,000. $97,625,231 is being held in a Trust account. We will use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

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

Contractual Obligations

We do not have any contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given the nature of these investments, we do not view the interest rate or market risk to be significant.

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

Background to the restatements

The most significant of the changes made to the aforementioned financial statements include the following revisions to the Company’s balance sheets as of April 18, 2006 and June 30, 2006:

(i) the inclusion, as mezzanine equity, of the conversion rights exercisable by 19.99% of the holders of our common stock issued in our initial public offering who may vote against a proposed business combination to be consummated by the Company and elect to exchange their shares of common stock for cash equal to a pro rata portion of the proceeds held in the trust account, including interest, in which a substantial portion of the net proceeds of the public offering have been deposited; and

(ii) the inclusion of an additional line item to delineate the cash held in the trust account which is reserved for distribution to our stockholders and the cash held outside of the trust account which we may use for its general working capital purposes.

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

Evaluation of Disclosure Controls and Procedures

In connection with preparation of this Form 10-Q, under the direction of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer), we reevaluated our disclosure controls and procedures as of September 30, 2006. In light of the need for the restatement described above, management has identified material weaknesses in our internal control over financial reporting. Solely as a result of these material weaknesses, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective as of the period covered by this report.

Remediation of Material Weakness in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to identify appropriate accounting principles. These include a review of the resources and personnel dedicated to the preparation of our financial statements. There were no significant changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of our 2006 fiscal year.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no legal proceedings pending against us.

Item 1A.	Risk Factors.

If the acquisition is not approved by our stockholders, it is unlikely that we will be able to consummate an alternate business combination within the time frame required by our amended and restated certificate of incorporation, in which case, we will be forced to liquidate.

Pursuant to the terms of our amended and restated certificate of incorporation, we must complete a business combination with a fair market value of at least 80% of its net assets (excluding the deferred underwriting discount and commission held in the trust account in the amount of approximately $5,468,000) at the time of the business combination within 18 months after the consummation of its initial public offering (or within 24 months after the consummation of its initial public offering if a definitive agreement relating to a business combination has been executed within 18 months after the consummation of its initial public offering). As the Stock Purchase Agreement was executed on September 29, 2006, the amended and restated certificate of incorporation requires us to consummate the acquisition of InfuSystem by April 18, 2008 (notwithstanding the fact that we are contractually bound to complete the acquisition by April 30, 2007 under the terms of the Stock Purchase Agreement). If we fail to consummate the acquisition by April 18, 2008, it is unlikely that we will have sufficient time to complete an alternative business combination and will be forced to liquidate its assets.

If we are forced to liquidate our assets, our stockholders may receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete the acquisition and forced to liquidate our assets, the per-share liquidation distribution on the shares of common stock sold in our initial public offering may be less than $6.00 because of the expenses related to the initial public offering, general and administrative expenses and the costs of seeking the acquisition of InfuSystem. Furthermore, warrants issued by us will expire worthless if we liquidate before the completion of the acquisition.

If our stockholders exercise their right to convert their common stock into a pro rata share of the trust account, we will need to increase that amount that we borrow from I-Flow under the Promissory Note

Pursuant to our amended and restated certificate of incorporation, holders of shares common stock issued in the our initial public offering in April 2006 may vote against the acquisition and demand that we convert their shares, as of the record date, into a pro rata share of the trust account where a substantial portion of the net proceeds of the initial public offering are held. Pursuant to the Stock Purchase Agreement, we will not consummate the acquisition if stockholders owning 20% or more shares of common stock issued in the initial public offering exercise these conversion rights. To the extent the acquisition is consummated and holders have demanded to convert their shares, there will be a corresponding increase in the amount that we will need to borrow from I-Flow under the Promissory Note. The principal amount of the Promissory Note will thus range from $55,000,000 to $75,000,000, the difference used to pay stockholders who exercise their conversion rights. Assuming the acquisition is approved and less than 20% of our shares of common stock that were issued in the initial public offering exercise their conversion rights, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $20,000,000, or approximately 21% of the funds then held in the trust account. Any payment upon exercise of conversion rights will require us to increase the principal amount that we borrow under the Promissory Note.

Debt incurred in connection with the acquisition of InfuSystem could adversely affect our operations and financial condition.

If the acquisition of InfuSystem is consummated we will be highly leveraged. Depending upon the number of our stockholders who exercise their conversion rights, we will owe I-Flow between $55,000,000 and $75,000,000 under the Promissory Note, in addition to interest accrued thereon.

Such indebtedness could have adverse consequences for our business, financial condition and results of operations, such as:

•	limiting our ability to obtain additional financing to fund growth and working capital;

•	limiting our operational flexibility in planning for or reacting to changing conditions in our business and industry;

•	limiting our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns; and

•	increasing our vulnerability to economic downturns and changing market conditions or preventing us from carrying out capital spending that is necessary or important to our growth strategy.

If we do not have enough money to meet our payment obligations under the Promissory Note when due, we may be required to refinance all or part of our debt under the Promissory Note, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt under the Promissory Note, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

Our ability to operate successfully after the acquisition will be largely dependent upon the efforts of the key personnel who will join us following the acquisition and who may be unfamiliar with the requirements of operating a public company.

Our ability to successfully operate after the acquisition of InfuSystem will be dependent upon the efforts of our key personnel. The future role of our management personnel following the acquisition, however, cannot presently be fully ascertained. Pursuant to the terms of an employment agreement under negotiation between us and Steven E. Watkins, chief executive officer of InfuSystem, it is anticipated that Mr. Watkins will replace John Voris as chief executive officer of HAPC upon completion of the acquisition. Mr. Watkins will also become a member of our Board of Directors. At the time the acquisition is completed, we intend to recruit a new chief financial officer and it is contemplated that upon the successful recruitment of a new chief financial officer, Erin Enright, the current chief financial officer of HAPC, will resign. Additionally, upon completion of the acquisition, the remaining members of InfuSystem’s current management team will be employed by us in capacities similar to their roles with respect to InfuSystem. While we intend to closely scrutinize any additional individuals we engage after the acquisition of InfuSystem, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming, which would reduce our profitability, and could lead to various regulatory problems that would further increase costs and reduce profitability.

Because certain of our directors and officers own shares of our common stock that will not participate in any liquidation distribution of the trust account, they have interests in the acquisition that are different from our stockholders generally.

In considering the recommendation of our Board of Directors to vote for the proposal to approve the acquisition and adopt the Stock Purchase Agreement, stockholders should be aware that members of our Board are parties to agreements or arrangements that provide them with interests that differ from, or are in addition to, those of our stockholders generally. Our directors and officers, other than Sean McDevitt and Pat LaVecchia, own shares of our common stock that were issued prior to our initial public offering. Our initial stockholders will not have the right to receive distributions from the trust account upon our liquidation in the event that we fail to complete the acquisition of InfuSystem within the time frame required by our amended and restated certificate of incorporation. The shares of common stock owned by our directors and officers will be worthless if we do not consummate a business combination.

In addition, Sean McDevitt, our Chairman, has personally guaranteed our payment of up to $3,000,000 in break up fees to I-Flow in the event that that Stock Purchase Agreement is terminated by I-Flow (i) because of our failure to obtain the stockholder approval required by the terms of the Stock Purchase Agreement by April 30, 2007 for any reason or (ii) because HAPC or Acquisition Sub is unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement, notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem have been satisfied or are capable of fulfillment.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. Transaction costs will be expensed by the respective parties whether or not the acquisition is consummated. We estimate that we will incur direct transaction costs of approximately $1,500,000. There is no assurance that the actual costs may not exceed these estimates. In addition, InfuSystem and/or HAPC may incur additional material charges reflecting additional costs associated with the acquisition in fiscal quarters subsequent to the quarter in which the acquisition was consummated. There is no assurance that the significant costs associated with the acquisition will prove to be justified in light of the benefits ultimately realized.

The consummation of the acquisition could result in disruptions in business, loss of customers or contracts or other adverse effects.

The consummation of the acquisition may cause disruptions, including potential loss of business partners and customers, in the business of InfuSystem, which could have material adverse effects the operations of InfuSystem subsequent to the merger of Acquisition Sub with and into InfuSystem. InfuSystem’s customers, and other business partners, in response to the consummation of the acquisition, may adversely change or terminate their relationships with InfuSystem, which could have a material adverse effect on the business of InfuSystem.

If our initial stockholders exercise their registration rights after the consummation of the acquisition, it may have an adverse effect on the market price of our common stock.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements. If our initial stockholders exercise their registration rights with respect to all of the shares of common stock held by them, then there will be at least 1,750,001 shares of common stock eligible for trading in the public market (in addition to 2,000,000 shares of common stock to be issued to Sean McDevitt and 416,666 shares of common stock to be issued to Pat LaVecchia by us on the date that is the later of six months after completion of the acquisition or April 11, 2007). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of the common stock after the acquisition.

If the acquisition’s benefits do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the acquisition if InfuSystem does not perform as expected, or we do not otherwise achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

As a result of the acquisition, our stockholders will be solely dependent on a single business.

As a result of the acquisition, our stockholders will be solely dependent upon the performance of InfuSystem and its business. InfuSystem will be subject to a number of risks that relate generally to the healthcare industry and other risks that relate specifically to InfuSystem.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $97,859,000 (including deferred underwriter’s discount and commission of $5,468,000). As of September 30, 2006, $97,625,231 is being held in a trust fund. Of this amount, $96,214,793 represents principal deposited to the trust account and the remaining $1,410,438 represents interest earned on the principal balance.

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

HAPC, INC.

Date: November 14 , 2006	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer