Form 10-Q/A
period 2006-06-30
HAPC, Inc.
filed 2007-02-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of August 10, 2006, 18,625,252 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC.

Explanatory Note

As discussed in Note 4 to the condensed consolidated financial statements included herein, HAPC, INC. (the “Company”) has restated in this Amendment No. 2 to Quarterly Report on Form 10-Q/A (the “ Amendment No. 2 to Form 10-Q/A”) the Condensed Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006, and the period from August 15, 2005 (inception) to June 30, 2006 and the period from January 1, 2006 to June 30, 2006 included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2006 previously filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2006 (the “Form 10-Q/A”) and originally filed with the SEC on August 10, 2006 (the “Form 10-Q”).

On February 14, 2007, the management of the Company, after discussion with the Company’s Audit Committee, determined that it was necessary for the Company to restate the Company’s unaudited interim financial statements as of and for the three and six months ended June 30, 2006 previously filed with the SEC on November 14, 2006 included in the Form 10-Q/A for the quarter ended June 30, 2006.

The Company’s Condensed Consolidated Financial Statements referenced above are restated to reflect gains and losses related to the warrants to purchase common stock associated with the units sold in connection with the Company’s initial public offering in April 2006 and the partial exercise of the underwriter’s over allotment option in May 2006. The Company had previously classified the value of these warrants to purchase common stock as equity. The Company has determined that these warrants should have been classified as liabilities and, therefore, the fair value of each warrant must be recorded as a liability on the Company’s balance sheet. Subsequent changes in the fair values of these warrants results in adjustments to the amount of the recorded liability, and the corresponding gain or loss recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified to equity.

All the information in this Amendment No. 2 to Form 10-Q/A is as of November 14, 2006, the date we previously filed our Form 10-Q/A with the SEC, and does not reflect any subsequent information or events other than the restatement discussed in Note 4 to the condensed consolidated financial statements appearing in this Amendment No. 2 to Form 10-Q/A. For the convenience of the reader, this Amendment No. 2 to Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q is amended hereby as a result of the restatement:

Part I, Item 1, Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 6, Exhibits

In accordance with applicable SEC rules, the Company is also including updated certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

HAPC, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$997,268	$13,590
Investments held in trust	96,877,683	—
Prepaid expenses	482,100	—
Other deferred offering costs	—	165,088

Total assets	$98,357,051	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued expenses	$12,500	$93,954
Stockholder advance	100	100
Notes payable	—	85,000
Deferred underwriting fees	5,468,000	—
Warrant liabilities	10,125,151	—

Total Liabilities	15,605,751	179,054

COMMITMENTS

Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,365,849	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	57,516,327	23,990
Retained Earnings (Deficit accumulated) during the development stage	5,867,020	(24,783)

Total stockholders’ equity (deficit)	63,385,451	(376)

Total liabilities and stockholders’ equity	$98,357,051	$178,678

See accompanying notes to financial statements.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
	(Restated)	(Restated)	(Restated)
Revenues	$—	$—	$—
General and Administrative expenses	$2,362,781	$4,559,970	$4,584,453

Loss from operations	(2,362,781)	(4,559,970)	(4,584,453)

Other Income (Expenses):
Interest income	857,032	857,032	857,032
Interest expense	(223)	(1,011)	(1,311)
Gain on warrant liabilities	9,787,645	9,787,645	9,787,645

	10,644,454	10,643,666	10,643,366

Income before provision for income taxes	8,281,673	6,083,696	6,058,913

Provisions for income taxes	191,149	191,893	191,893

Net income	$8,090,524	$5,891,803	$5,867,020

Net income per share	$.53	$.68	$.93

Weighted average shares outstanding
- basic	15,403,969	8,614,703	6,284,410

See accompanying notes to financial statements.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 (Audited)

and the period January 1, 2006 to June 30, 2006 (Unaudited)

	Common Stock		Paid-in Capital in Excess of Par	Retained Earnings (Deficit Accumulated During the Development Stage)	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount			Shares	Amount
Common stock issued September 13, 2005	4,166,667	$417	24,583	$—	—	$—	$25,000
Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares							—
for services	—	—	(250,000)	—	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	—	—	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	23,990	(24,783)	(2,416,666)	—	(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506
Reclassification of proceeds allocated To warrants-derivatives liabilities	—	—	(19,912,796)	—	—	—	(19,912,796)
Expenses of offering	—	—	(10,827,020)	—	—		(10,827,020)
Non-cash charge related to sale of Underwriters purchase option	—	—	1,966,666	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	4,381,517	—	—	—	4,381,517
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,365,849)	—	—	—	(19,365,849)
Net income	—	—	—	5,891,803	—	—	5,891,803

Balances at June 30, 2006 (Restated)	21,041,918	$2,104	$57,516,327	$5,867,020	(2,416,666)	$—	$63,385,451

See accompanying notes to financial statements.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$5,891,803	$5,867,020
Adjustment to reconcile net income to net cash used in operating activities:
Gain on warrant liabilities	(9,787,645)	(9,787,645)
Interest income on investments held in trust	(854,039)	(854,039)
Withdrawal from investments held in trust	191,149	191,149
Amortization of stock based compensation	4,381,517	4,405,924
Changes in Assets and Liabilities:
Increase in prepaid expenses and taxes	(673,249)	(673,249)
Decrease in other deferred offering costs	165,088	—
Increase (decreases) in accrued expenses	(81,454)	12,500
Increase in income taxes payable	191,149	191,149

Net cash used in operating activities	(575,681)	(647,191)

Cash flows from investing activities:

Purchase of investments held in trust	(96,214,793)	(96,214,793)

Net cash used in operating activities	(96,214,793)	(96,214,793)

Cash flows from financing activities:
Advance from initial stockholder	—	100
Proceeds from note payable	—	60,000
Payment of notes payable	(85,000)	(85,000)
Payment of deferred offering costs	(3,392,354)	(3,392,354)
Proceeds from public offering	81,885,657	81,910,657

Proceeds from issuance of shares of stock subject to possible conversion	19,365,849	19,365,849

Net cash provided by financing activities	97,774,152	97,859,252

Net change in cash	983,678	997,268
Cash, beginning of period	13,590	—

Cash, end of period	$997,268	$997,268

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-Cash Financing

Transactions
Option issued to underwriter	1,966,666	1,966,666
Deferred underwriting fees	5,468,000	5,468,000
Issuance of note payable for treasury
Stock	—	25,000

Warrant obligation in connection with sale of units in offering	$19,912,796	$19,912,796

See accompanying notes to financial statements.

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

Accounting for Warrants and Derivative Instruments

On April 18, 2006, the Company consummated its initial public offering of 16,666,667 units. On May 18, 2006, the Company sold 208,584 Units (the “Overallotment Units”) to FTN Midwest Securities Corp., the lead underwriter in the Company’s initial public offering, pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Overalloment Units were sold at the offering price of $6.00 per Unit, minus FTN Midwest Securities Corp.’s 7% underwriting discount. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

2. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Accounting for Warrants and Derivative Instruments (Continued)

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 33,750,502 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these warrants are shown in the Company’s statement of operations as “Gain (loss)on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants are estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

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

Accounting for Warrants and Derivative Instruments (Continued)

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

In addition, on April 18, 2006, the Company issued to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units. The units issuable upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a Business Combination and one year from the

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

3. Initial Public Offering (Continued)

date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

The warrants issuable upon exercise of the option will be exercisable only if at the time of exercise (i) a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the common stock underlying the warrants issuable upon exercise of the option is effective, or (ii) in the opinion of counsel to the Company or counsel to the option holder reasonably satisfactory to the Company, the exercise of the warrants is exempt from the registration requirements of the Securities Act and such securities are qualified for sale or exempt from qualification under applicable securities laws of the states or other jurisdictions in which the registered holders reside. The warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise or issuance would be unlawful. The option holder is not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement.

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

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4. Restatement And Reclassification Of Previously Issued Financial Statements

In February 2007, the Company concluded that it was necessary to restate its annual financial statements for the interim periods ended April 18, 2006, June 30, 2006 and September 30, 2006 to reflect gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company, including the overallotment shares issued on May 18, 2006. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review in connection with the presentation of the Company’s Preliminary Proxy Statement related to the acquisition contemplated by the Stock Purchase Agreement dated September 29, 2006 by and among the Company, I-Flow Corporation, a Delaware corporation (“I-Flow”), and InfuSystem Inc., a California corporation and wholly-owned subsidiary of I-Flow (“InfuSystem”), the Company has determined that these instruments should have been classified as liabilities and, therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations.

The fair market value of the Company’s 33,750,502 warrants outstanding at June 30, 2006 was $10,125,151 or $.30 per warrant.

The accompanying financial statements for the six months ended June 30, 2006 have been restated to effect the changes described in Note 2. The impact of the adjustments related to the classification of and accounting for the warrants for the period from inception to June 30, 2006 and for the three and six months ended June 30, 2006 is summarized below.

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4. Restatement And Reclassification Of Previously Issued Financial Statements (Continued)

Statement of Operations

	For the period from August 15, 2005 (date of inception) through June 30, 2006
	As Previously Reported	Adjustments	As Restated
General and Administrative expenses	$(4,584,453)	$—	$(4,584,453)
Interest income	857,032	—	857,032
Interest expense	(1,311)	—	(1,311)
Gain on warrant liabilities	—	9,787,645	9,787,645

Income (loss) before provision for taxes	(3,728,732)	9,787,645	6,058,913
Provision for income taxes	191,893	—	191,893

Net income (loss)	$(3,920,625)	$9,787,645	$5,867,020

Weighted average shares outstanding
- basic	6,284,410	6,284,410	6,284,410

Net income (loss) per share
- basic	$(0.62)	$1.55	$0.93

As a result of recording the change in the fair value of warrant liability, the Company has reported net income for the period ended June 30, 2006 compared to a net loss as previously reported. Such net income is solely attributable to the gain resulting from the change in the fair value of the warrant liability during the period. If the per share effect of potential common shares issued upon exercise of the warrants, aggregating 33,750,502, were included in diluted loss per share, the effect would be anti-dilutive. Accordingly, such per share effect has not been included.

	For the three months ended June 30, 2006
	As Previously Reported	Adjustments	As Restated
General and Administrative expenses	$(2,362,781)	$—	$(2,362,781)
Interest income	857,032	—	857,032
Interest expense	(223)	—	(223)
Gain on warrant liabilities	—	9,787,645	9,787,645

Income (loss) before provision for taxes	(1,505,972)	9,787,645	8,281,673
Provision for income taxes	191,149	—	191,149

Net income (loss)	$(1,697,121)	$9,787,645	$8,090,524

Weighted average shares outstanding
- basic	15,403,969	15,403,969	15,403,969

Net income (loss) per share
- basic	$(0.11)	$0.64	$0.53

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4. Restatement And Reclassification Of Previously Issued Financial Statements (Continued)

As a result of recording the change in the fair value of warrant liability, the Company has reported net income for the period ended June 30, 2006 compared to a net loss as previously reported. Such net income is solely attributable to the gain resulting from the change in the fair value of the warrant liability during the period. If the per share effect of potential common shares issued upon exercise of the warrants, aggregating 33,750,502, were included in diluted loss per share, the effect would be anti-dilutive. Accordingly, such per share effect has not been included.

	For the six months ended June 30, 2006
	As Previously Reported	Adjustments	As Restated
General and Administrative expenses	$(4,559,970)	$—	$(4,559,970)
Interest income	857,032	—	857,032
Interest expense	(1,011)	—	(1,011)
Gain on warrant liabilities	—	9,787,645	9,787,645

Income (loss) before provision for taxes	(3,703,949)	9,787,645	6,083,696
Provision for income taxes	191,893	—	191,893

Net income (loss)	$(3,895,842)	$9,787,645	$5,891,803

Weighted average shares outstanding
- basic	8,614,703	8,614,703	08,614,703

Net income (loss) per share
- basic	$(0.45)	$1.14	$0.68

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4. Restatement And Reclassification Of Previously Issued Financial Statements (Continued)

The following table sets forth the effects for the restatement adjustment on the Company’s balance sheet as of June 30, 2006:

	June 30, 2006 As Previously Reported	Adjustments	June 30, 2006 As Restated
ASSETS

Current assets:
Cash and cash equivalents	$997,268	$—	$997,268
Cash held in trust account	96,877,683	—	96,877,683
Prepaid expenses	482,100	—	482,100

Total assets	$98,357,051	—	$98,357,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$12,500	$—	$12,500
Stockholder advance	100	—	100
Deferred underwriting fees	5,468,000	—	5,468,000
Warrant liabilities	—	10,125,151	10,125,151

Total Liabilities	6,105,908	10,125,151	15,605,751

COMMITMENTS

Common Stock subject to conversion 3,373,363 and 0 shares, respectively, at conversion value	18,990,500	—	18,990,500

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	—	2,104
Additional paid-in capital	77,429,123	(19,912,796)	57,254,327
Retained Earnings (Deficit accumulated) during the development stage	(3,920,625)	9,787,645	5,867,020

Total stockholders’ equity (deficit)	73,510,602	(10,125,151)	63,385,541

Total liabilities and stockholders’ equity	$98,357,051	$—	$98,357,051

The following table sets forth the effects for the restatement of the Company’s statement of stockholders’ equity (deficit) for the nine month period ended June 30, 2006:

	Common Stock		Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount			Shares	Amount
Balance at June 30, 2006 (as previously reported)	21,041,918	$2,104	$77,429,123	$(3,920,625)	(2,416,666)	$—	$73,510,602

Restatement adjustments	—	—	(19,912,796)	9,787,645	—	—	(10,125,151)

Balances at June 30, 2006 (as restated)	21,041,918	$2,104	$57,516,327	$5,867,020	(2,416,666)	$—	$63,385,451

The following table sets forth the effects for the restatement of the Company’s statements of cash flows for the six month period ended June 30, 2006 and for the period from August 15, 2005 (inception) to June 30, 2006:

	Six Months Ended June 30, 2006 (As Previously Reported)	Six Months Ended June 30, 2006 Adjustments	Six Months Ended June 30, 2006 (As Restated)
Cash flows from operating activities:
Net (loss) income	$(3,895,842)	$9,787,645	$5,891,803

Adjustment to reconcile net income to net cash used in operating activities:
Gain on warrant liabilities	—	(9,787,645)	(9,787,645)
Changes in Assets and Liabilities:
Interest income on investments held in trust	(854,039)	—	(854,039)
Withdrawal from investments held in trust	191,149	—	191,149
Amortization of stock based compensation	4,381,517	—	4,381,517
Increase in prepaid expenses and taxes	(673,249)	—	(673,249)
Decrease in other deferred offering costs	165,088	—	165,088
Increase (decreases) in accrued expenses	(81,454)	—	(81,454)
Increase in income taxes payable	191,149	—	191,149

Net cash used in operating activities	(575,681)	—	(575,681)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)

Net cash used in operating activities	(96,214,793)	—	(96,214,793)

Cash flows from financing activities:
Advance from initial stockholder	—	—	—
Proceeds from note payable	—	—	—
Payment of notes payable	(85,000)	—	(85,000)
Payment of deferred offering costs	(3,392,354)	—	(3,392,354)
Proceeds from public offering	81,885,657	—	81,885,657
Proceeds from issuance of shares of stock subject to possible conversion	19,365,849	—	19,365,849

Net cash provided by financing activities	97,774,152	—	97,774,152

Net change in cash	983,678	—	983,678
Cash, beginning of period	13,590	—	13,590

Cash, end of period	$997,268	$—	$997,268

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-Cash Financing Transactions
Option issued to underwriter	1,966,666	1,966,666	1,966,666
Deferred underwriting fees	5,468,000	5,468,000	5,468,000

Issuance of note payable for treasury Stock	—	—	25,000

Warrant obligation in connection with sale of units in offering	$—	$19,912,796	$19,912,796

	For the period from August 15, 2005 (inception) to June 30, 2006 As Previously Reported	For the period from August 15, 2005 (inception) to June 30, 2006 Adjustments	For the period from August 15, 2005 (inception) to June 30, 2006 As Restated
Cash flows from operating activities:
Net income	$(3,920,625)	$9,787,645	$5,867,020

Adjustment to reconcile net income to net cash used in operating activities:
Gain on warrant liabilities	—	(9,787,645)	(9,787,645)
Changes in Assets and Liabilities:
Interest income on investments held in trust	(854,039)	—	(854,039)
Withdrawal from investments held in trust	191,149	—	191,149
Amortization of stock based compensation	4,405,924	—	4,405,924
Increase in prepaid expenses and taxes	(673,249)	—	(673,249)
Increase (decreases) in accrued expenses	12,500	—	12,500
Increase in income taxes payable	191,149	—	191,149

Net cash used in operating activities	(647,191)	—	(647,191)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)

Net cash used in operating activities	(96,214,793)	—	(96,214,793)

Cash flows from financing activities:
Advance from initial stockholder	100	—	100
Proceeds from note payable	60,000	—	60,000
Payment of notes payable	(85,000)	—	(85,000)
Payment of deferred offering costs	(3,392,354)	—	(3,392,354)
Proceeds from public offering	81,910,657	—	81,910,657
Proceeds from issuance of shares of stock subject to possible conversion	19,365,849	—	19,365,849

Net cash provided by financing activities	97,859,252	—	97,859,252

Net change in cash	997,268	—	997,268
Cash, beginning of period	—	—	—

Cash, end of period	$997,268	$—	$997,268

Supplemental Disclosures of Cash Flow Information:
Schedule of Non-Cash Financing Transactions
Option issued to underwriter	1,966,666	—	1,966,666
Deferred underwriting fees	5,468,000	—	5,468,000
Issuance of note payable for treasury Stock	25,000	—	25,000

Warrant obligation in connection with sale of units in offering	$—	$19,912,796	$19,912,796

HAPC, INC.

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

5. Investments Held in Trust

Investments held in trust at June 30, 2006, consist of a United States Treasury money market account with a fair market value of $96,877,683. There were no investments held in trust as of December 31, 2005.

6. Notes Payable

The Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC (“Holdings”), a Company owned by certain directors of the Company. The note bears interest at a rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

On December 30, 2005, the Company issued an unsecured $25,000 note, on similar terms to the $60,000 note payable, to Holdings to acquire the 4,166,667 common shares that Holdings received upon formation of the Company.

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

7. Commitments (Continued)

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

8. Common and Preferred Stock

Effective December 30, 2005, Holdings sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share. Of this amount, $24,407 and $4,381,517 was charged to expense for the periods ended December 31, 2005 and June 30, 2006, respectively. The Company will recognize the remaining $6,213,982 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows:

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

9. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Amendment No. 2 to Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and the Audited Financials included in our other Securities and Exchange Commission Filings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement in Note 4.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of the financial statements.

Share-Based Payment

Management uses certain assumptions relating to determining the value of share-based payments based on fair value. These can include, as appropriate, relevant modeling techniques such as the Black-Scholes model and analyses of the valuation of various derivative securities of other comparable publicly traded companies.

Valuation of Warrants

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of the Company’s warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Before the warrants were publicly traded, the Company allocated the unit price between the share of common and the warrants issued based upon relative fair value determined, among other things, by reference to comparative companies. The warrants included in the units sold in the Company’s initial public offering began to be publicly traded on the Over the Counter Bulletin Board on June 15, 2006, and consequently the market value of the warrants is reflected as the fair value of the warrants at each period end. To the extent that the market prices of the Company’s warrants increase or decrease, the Company’s derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

Results of Operations for the Quarter Ending June 30, 2006

During the quarter ended June 30, 2006, we completed our Public Offering. Additional formation and operating costs of $2,362,781 were offset by interest income totaling $857,032, earned on proceeds from the Public Offering, and a non-cash gain of $9,787,645 on warrant liabilities, resulting in a net income for the six and three months ending June 30, 2006 of $5,891,803 and $8,090,524, respectively.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934,

as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by our Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective, at the reasonable assurance level However, because of the material weakness discussed below, management has reconsidered, and contemporaneously concluded in connection with the filing of this 10-Q/A, that our disclosure controls and procedures were ineffective. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in the Company’s financial closing and reporting process as of September 30, 2006. Specifically, the Company does not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by the Company and determine the appropriate application of generally accepted accounting principles (GAAP). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

In light of the material weakness, we performed additional procedures to ensure that the condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operation and cash flows for the periods presented.

Change in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to evaluate complex transactions and determine the appropriate application of GAAP. These include a review of the resources and personnel dedicated to the preparation of our financial statements. There were no material changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of the second quarter of our 2007 fiscal year.

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

HAPC, INC.

By:	/s/ Erin S. Enright
Name:	Erin S. Enright
Title:	Chief Financial Officer

Date: February 14, 2007