Form 10-Q/A
period 2006-09-30
HAPC, Inc.
filed 2007-02-14
CIK 1337013

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

HAPC, INC.

Explanatory Note

As discussed in Note 4 to the condensed consolidated financial statements included herein, HAPC, INC. (the “Company”) has restated in this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) the Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006, the period from August 15, 2005 (inception) to September 30, 2006 and the period January 1, 2006 to September 30, 2006 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 originally filed with the United States Securities and Exchange Commission (the “SEC”) on November 14, 2006 (the “Form 10-Q”).

On February 14, 2007, the management of the Company, after discussion with the Company’s Audit Committee, determined that it was necessary for the Company to restate the Company’s unaudited interim financial statements as of and for the three and nine months ended September 30, 2006 previously filed with the SEC on November 14, 2006 included in the Form 10-Q.

The Company’s Condensed Consolidated Financial Statements referenced above have been restated to reflect gains and losses related to the warrants to purchase common stock associated with the units sold in connection with the Company’s initial public offering in April 2006 and the partial exercise of the underwriter’s over allotment option in May 2006. The Company had previously classified the value of these warrants to purchase common stock as equity. Subsequent to filing the Company’s Form 10-Q, management determined that these warrants should have been classified as liabilities and, therefore, the fair value of each warrant must be recorded as a liability on the Company’s balance sheet. Subsequent changes in the fair values of these warrants results in adjustments to the amount of the recorded liability, and the corresponding gain or loss recorded in the Company’s statement of operations.

Additionally, the Company’s statement of cash flows for the period from August 15, 2005 (inception) to September 30, 2006 includes mathematical corrections in the adjustments column to correct the as previously reported column in the Form 10-Q. The net loss adjustment includes $385,694, which is a mathematical correction, and the warrant liability adjustment of $9,450,140. The net cash used in investing activities line item includes a $1,000,000 adjustment to correct a mathematical error and the proceeds from public offering line item included in cash flows from financing includes a $100,000 adjustment to correct a mathematical error.

All the information in this Form 10-Q/A is as of November 14, 2006, the date the Company originally filed its Form 10-Q with the SEC, and does not reflect any subsequent information or events other than the restatement discussed in Note 4 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1, Financial Statements

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4, Controls and Procedures

Part II, Item 6, Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

HAPC, INC. AND SUBSIDIARY

Index to Form 10-Q/A

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2006 (Restated) and December 31, 2005	1-2

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 (Restated), the nine months ended September 30, 2006 (Restated), the period from August 15, 2005 (inception) to September 30, 2005 and for the period from August 15, 2005 (inception) to September 30, 2006 (Restated)	3

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the period August 15, 2005 (inception) to December 31, 2005 and the period January 1, 2006 to September 30, 2006 (Restated)	4-5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (Restated), for the period from August 15, 2005 (inception) to September 30, 2005 and for the period from August 15, 2005 (inception) to September 30, 2006 (Restated)	6-7

	Notes to Condensed Consolidated Financial Statements	8-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 6.	Exhibits	29

Signatures

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005

	(Restated, see Note 4)
ASSETS

Current assets:
Cash and cash equivalents	$609,232	$13,590
Investments held in trust	97,625,231	—
Prepaid expenses	349,400	—
Deferred offering costs	—	165,088
Deferred acquisition costs	385,694	—

Total assets	$98,969,557	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses	$15,000	$93,954
Stockholder advance	100	100
Notes payable	—	85,000
Deferred underwriting fees	5,468,000	—
Warrant liabilities	10,462,656	—

Total Liabilities	15,945,756	179,054

COMMITMENTS

Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,515,284	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	71,559,128	23,990
Deficit accumulated during the development stage	(8,052,715)	(24,783)

Total stockholders’ equity (deficit)	63,508,517	(376)

Total liabilities and stockholders’ equity	$98,969,557	$178,678

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	For the Period From August 15, 2005 (inception) to September 30, 2005	For the period from August 15, 2005 (inception) to September 30, 2006

	(Restated, see Note 4)	(Restated, see Note 4)		(Restated, see Note 4)

Revenues	$—	$—	$—	$—

General and Administrative expenses	$14,335,804	$18,895,774	$56	$18,920,257

Loss from operations	(14,335,804)	(18,895,774)	(56)	(18,920,257)

Other Income (Expenses):
Interest income	1,174,645	2,031,677	—	2,031,677
Interest expense	—	(1,011)	—	(1,311)
Gain (loss) on warrant liabilities	(337,505)	9,450,140	—	9,450,140

	837,140	11,480,806	—	11,480,506

Loss before provision for income taxes	(13,498,664)	(7,414,968)	(56)	(7,439,751)

Provision for income taxes	(421,071)	(612,964)	—	(612,964)

Net loss	$(13,919,735)	$(8,027,932)	(56)	$(8,052,715)

Net loss per share	$(0.75)	$(.67)	$0.00	$(.89)

Weighted average shares outstanding – basic and diluted	18,625,252	11,988,221	1,507,092	9,040,132

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 and the period January 1, 2006 to September 30, 2006 (Unaudited)

			Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage			Total Stockholders’ Equity
	Common Stock
	Shares	Par Value $0.0001 Amount
					Treasury Stock
					Shares	Amount
Balances at August 15, 2005	—	$—	—	$—	—	$—	$—

Common stock issued September 13, 2005	4,166,667	417	24,583	—	—	—	25,000

Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)

Issuance of treasury shares for services	—	—	(25,000)	—	1,750,001	25,000	—

Amortization of stock based compensation expense	—	—	24,407	—	—	—	24,407

Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	23,990	(24,783)	(2,416,666)	—	(376)

Issuance of common stock and Warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506

Reclassification of proceeds allocated to warrants-derivatives liabilities (As Restated, see Note 4)	—	—	(19,912,796)	—	—	—	(19,912,796)

Non-cash compensation	—	—	13,049,996	—	—	—	13,049,996

Expenses of offering	—	—	(10,827,020)	—	—	—	(10,827,020)

Non-cash charge related to sale of option	—	—	1,966,666	—	—	—	1,966,666

Amortization of stock based compensation expense	—	—	5,523,757	—	—	—	5,523,757

Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,515,284)	—	—	—	(19,515,284)

Net loss (As Restated, see Note 4)	—	—	—	(8,027,932)	—	—	(8,027,932)

Balances at September 30,2006 (Restated, See Note 4)	21,041,918	$2,104	$71,559,128	$(8,052,715)	(2,416,666)	$—	$63,508,517

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2006	For the period from August 15, 2005 (inception) to September 30, 2005	For the period from August 15, 2005 (inception) to September 30, 2006
	(Restated, See Note 4)		(Restated, See Note 4)
Cash flows from operating activities:
Net loss	$(8,027,932)	$(56)	$(8,052,715)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on warrant liabilities	(9,450,140)	—	(9,450,140)
Interest income on investments held in trust	(2,017,243)	—	(2,017,243)
Withdrawal from investments held in trust	606,805	—	606,805
Amortization of stock based compensation	5,523,757	—	5,548,164
Non-cash compensation satisfied by grant of stock	13,049,996	—	13,049,996
Changes in assets and liabilities:
Increase in prepaid expenses	(349,400)	—	(349,400)
Decrease in deferred offering costs	165,088	—	—
Increase (decrease) in accrued expenses	(78,954)	—	15,000

Net cash used in operating activities	(578,023)	(56)	(649,533)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)
Payment of deferred acquisition costs	(385,694)	—	(385,694)

Net cash used in investing activities	(96,600,487)	—	(96,600,487)

Cash flows from financing activities:
Advance from initial stockholder	—	100	100
Proceeds from note payable	—	—	60,000
Payment of notes payable	(85,000)	—	(85,000)
Payment of offering costs	(3,392,354)	(12,000)	(3,392,354)
Proceeds from public offering	81,736,222	25,000	81,761,222
Proceeds from issuance of shares subject to possible conversion	19,515,284	—	19,515,284

Net cash provided by financing activities	97,774,152	13,100	97,859,252

Net change in cash	595,642	13,044	609,232

Cash, beginning of period	13,590	—	—

Cash, end of period	$609,232	$13,044	$609,232

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,011	$—	$1,011
Cash paid for taxes	612,964	—	612,964

Schedule of Non-Cash Financing Transactions
Options issued to underwriter	$1,966,666	$—	$1,966,666
Deferred underwriting fees	5,468,000	—	5,468,000
Issuance of note payable for treasury stock	—	—	25,000
Warrant obligation in connection with sale of units in offering	19,912,796	—	19,912,796

See accompanying notes to condensed consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The information in this Form 10-Q/A Report includes the financial position of HAPC, Inc. and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, the “Company”) as of September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and the period from August 15, 2005 (date of inception) to September 30, 2005 and 2006 and of cash flows for the nine months ended September 30, 2006 and the periods from August 15, 2005 (date of inception) to September 30, 2005 and 2006. The financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of HAPC, Inc. (formerly Healthcare Acquisition Partners Corp.) (the “Company”) as of September 30, 2006 and the results of its operations and its cash flows for the nine months ended September 30, 2006 and 2005 and period from August 15, 2005 (inception) to September 30, 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounting for Warrants and Derivative Instruments

On April 18, 2006, the Company consummated its initial public offering of 16,666,667 units. On May 18, 2006, the Company sold 208,584 Units (the “Overallotment Units”) to FTN Midwest Securities Corp. pursuant to a partial exercise by FTN Midwest Securities Corp., the lead underwriter in the Company’s initial public offering, of its overallotment option. The Overalloment Units were sold at the offering price of $6.00 per Unit, less FTN Midwest Securities Corp.’s 7% underwriting discount. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 33,750,502 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” which relates to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition or results of operations upon adoption.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements, which provides guidance regarding the process of quantifying financial statement misstatements for the purpose of materiality assessment. The provisions are effective for fiscal years ending on or after November 15, 2006. The Company does not expect this bulletin to have a material effect on its consolidated financial condition or results of operations upon adoption.

Share-based payment

Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements.

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

4. Restatement of Previously Issued Financial Statements

In February 2007, the Company concluded that it was necessary to restate the Condensed Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006, the period from August 15, 2005 (inception) to September 30, 2006, the period January 1, 2006 to September 30, 2006, to reflect gains and losses related to the classification of and accounting for the warrants to purchase common stock associated with the units sold at the initial public offering of the Company including the overallotment shares issued on May 18, 2006. The Company had previously classified the value of these warrants to purchase common stock as equity. Subsequent to filing the Company’s Form 10-Q, management determined that these warrants should have been classified as liabilities and, therefore, the fair value of each warrant must be recorded as a liability on the Company’s balance sheet. Subsequent changes in the fair value of these warrants results in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss recorded in the Company’s statement of operations. The fair value of the Company’s 33,750,502 warrants outstanding at September 30, 2006 was $10,462,656 or $0.31 per warrant.

Additionally, the Company’s statement of cash flows for the period from August 15, 2005 (inception) to September 30, 2006 includes mathematical corrections in the adjustments column to correct the as previously reported column in the Form 10-Q. The net loss adjustment includes $385,694, which is a mathematical correction, and the warrant liability adjustment of $9,450,140. The net cash used in investing activities line item includes a $1,000,000 adjustment to correct a mathematical error and the proceeds from public offering line item included in cash flows from financing includes a $100,000 adjustment to correct a mathematical error.

The impact of the restatement in the Company’s Condensed Consolidated Financial Statements is summarized below.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restatement of Previously Issued Financial Statements (Continued)

STATEMENTS OF OPERATIONS

	For the period from August 15, 2005 (date of inception) through September 30, 2006
	As Previously Reported	Adjustments	As Restated

General and Administrative expenses	$(18,920,257)	$—	$(18,920,257)
Interest income	2,031,677	—	2,031,677
Interest expense	(1,311)	—	(1,311)
Gain on warrant liabilities	—	9,450,140	9,450,140

Loss before provision for taxes	(16,889,891)	9,450,140	(7,439,751)
Provision for income taxes	612,964	—	612,964

Net loss	$(17,502,855)	$9,450,140	$(8,052,715)

Weighted average shares outstanding - basic	9,040,132	—	9,040,132

Net loss per share	$(1.94)	$1.05	$(0.89)

	For the three months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated

General and Administrative expenses	$(14,335,804)	$—	$(14,335,804)
Interest income	1,174,645	—	1,174,645
Interest expense	—	—	—
Loss on warrant liabilities	—	(337,505)	(337,505)

Loss before provision for taxes	(13,161,159)	(337,505)	(13,498,664)
Provision for income taxes	421,071	—	421,071

Net loss	$(13,582,230)	$(337,505)	$(13,919,735)

Weighted average shares outstanding - basic	18,625,252	—	18,625,252

Net loss per share	$(0.73)	$(0.02)	$(0.75)

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restatement of Previously Issued Financial Statements (Continued)

	For the nine months ended September 30, 2006
	As Previously Reported	Adjustments	As Restated

General and Administrative expenses	$(18,895,774)	$—	$(18,895,774)
Interest income	2,031,677	—	2,031,677
Interest expense	(1,011)	—	(1,011)
Gain on warrant liabilities	—	9,450,140	9,450,140

Loss before provision for taxes	(16,865,108)	9,450,140	(7,414,968)
Provision for income taxes	612,964	—	612,964

Net loss	$(17,478,072)	$9,450,140	$(8,027,932)

Weighted average shares outstanding - basic	11,988,221	—	11,988,221

Net loss per share	$(1.46)	$0.79	$(0.67)

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restatement of Previously Issued Financial Statements (Continued)

BALANCE SHEET

	September 30, 2006 As Previously Reported	Adjustments	September 30, 2006 As Restated

ASSETS

Current assets:
Cash and cash equivalents	$609,232	$—	$609,232
Cash held in trust account	97,625,231	—	97,625,231
Prepaid expenses	349,400	—	349,400
Deferred acquisition costs	385,694	—	385,694

Total assets	$98,969,557	—	$98,969,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$15,000	$—	$15,000
Stockholder advance	100	—	100
Deferred underwriting fees	5,468,000	—	5,468,000
Warrant liabilities	—	10,462,656	10,462,656

Total Liabilities	5,483,100	10,462,656	15,945,756

COMMITMENTS

Common Stock subject to conversion 3,373,363 and 0 shares, respectively, at conversion value	19,515,284	—	19,515,284

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	—	2,104
Additional paid-in capital	91,471,924	(19,912,796)	71,559,128
Retained Earnings (Deficit accumulated) during the development stage	(17,502,855)	9,450,140	(8,052,715)

Total stockholders’ equity (deficit)	73,971,173	(10,462,656)	63,508,517

Total liabilities and stockholders’ equity	$98,969,557	$—	$98,969,557

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital in Excess of Par	Deficit Accumulated During the Development Stage			Total Stockholders’ Equity
		Par Value $0.0001 Amount			Treasury Stock
	Shares				Shares	Amount
Balance at September 30, 2006 (as previously reported)	21,041,918	$2,104	$91,471,924	$(17,502,855)	(2,416,666)	$—	$73,971,173

Restatement adjustments	—	—	(19,912,796)	9,450,140	—	—	(10,462,656)

Balances at September 30, 2006 (as restated)	21,041,918	$2,104	$71,559,128	$(8,052,715)	(2,416,666)	$—	$63,508,517

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006 As previously reported	Nine Months Ended September 30, 2006 Adjustments	Nine Months Ended September 30, 2006 As Restated
Cash flows from operating activities:
Net loss	$(17,478,072)	$9,450,140	$(8,027,932)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on warrant liabilities	—	(9,450,140)	(9,450,140)
Changes in assets and liabilities:
Interest income on investments held in trust	(2,017,243)	—	(2,017,243)
Withdrawal from investments held in trust	606,805	—	606,805
Amortization of stock based compensation	5,523,757	—	5,523,757
Non-cash compensation satisfied by grant of stock	13,049,996	—	13,049,996
Increase in prepaid expenses	(349,400)	—	(349,400)
Decrease in deferred offering costs	165,088	—	165,088
Increase (decrease) in accrued expenses	(78,954)	—	(78,954)

Net cash used in operating activities	(578,023)	—	(578,023)

Cash flows from investing activities:

Purchase of investments held in trust	(96,214,793)	—	(96,214,793)
Payment of deferred acquisition costs	(385,694)	—	(385,694)

Net cash used in investing activities	(96,600,487)	—	(96,600,487)

Cash flows from financing activities:
Advance from initial stockholder	—	—	—
Proceeds from note payable	—	—	—
Payment of notes payable	(85,000)	—	(85,000)
Payment of offering costs	(3,392,354)	—	(3,392,354)
Proceeds from public offering	81,736,222	—	81,736,222
Proceeds from issuance of shares subject to possible conversion	19,515,284	—	19,515,284

Net cash provided by financing activities	97,774,152	—	97,774,152

Net change in cash	595,642	—	595,642
Cash, beginning of period	13,590	—	13,590

Cash, end of period	$609,232	$—	$609,232

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,011	$—	$1,011
Cash paid for taxes	612,964	—	612,964
Schedule of Non-Cash Financing Transactions
Options issued to underwriter	$1,966,666	$—	$1,966,666
Deferred underwriting fees	5,468,000	—	5,468,000
Issuance of note payable for treasury stock	—	—	—
Warrant obligation in connection with sale of units in offering	—	19,912,796	19,912,796

	For the period from August 15, 2005 (inception) to September 30, 2006 As previously reported	For the period from August 15, 2005 (inception) to September 30, 2006 Adjustments	For the period from August 15, 2005 (inception) to September 30, 2006 As restated
Cash flows from operating activities:
Net loss	$(17,888,549)	$9,835,834	$(8,052,715)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on warrant liabilities		(9,450,140)	(9,450,140)
Changes in assets and liabilities:
Interest income on investments held in trust	(2,017,243)	—	(2,017,243)
Withdrawal from investments held in trust	606,805	—	606,805
Amortization of stock based compensation	5,548,164	—	5,548,164
Non-cash compensation satisfied by grant of stock	13,049,996	—	13,049,996
Increase in prepaid expenses	(349,400)	—	(349,400)
Increase (decrease) in accrued expenses	15,000	—	15,000

Net cash provided by (used in) operating activities	(1,035,227)	385,694	(649,533)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)
Payment of deferred acquisition costs	(385,694)	—	(385,694)

Net cash used in investing activities	(95,600,487)	(1,000,000)	(96,600,487)

Cash flows from financing activities:
Advance from initial stockholder	100	—	100
Proceeds from note payable	60,000	—	60,000
Payment of notes payable	(85,000)	—	(85,000)
Payment of offering costs	(3,392,354)	—	(3,392,354)
Proceeds from public offering	81,861,222	(100,000)	81,761,222
Proceeds from issuance of shares subject to possible conversion	19,515,284	—	19,515,284

Net cash provided by financing activities	97,859,252	—	97,859,252

Net change in cash	609,232	—	609,232
Cash, beginning of period	—	—	—

Cash, end of period	$609,232	$—	$609,232

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,011	$—	$1,011
Cash paid for taxes	612,964	—	612,964
Schedule of Non-Cash Financing Transactions
Options issued to underwriter	$1,966,666	$—	$1,966,666
Deferred underwriting fees	5,468,000	—	5,468,000
Issuance of note payable for treasury stock	25,000	—	25,000
Warrant obligation in connection with sale of units in offering	—	19,912,796	19,912,796

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Investments Held In Trust

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

On December 30, 2005, the Company issued an $25,000 unsecured promissory note, at an interest rate of 3% per annum to Holdings, to repurchase the 4,166,667 common shares that Holdings received upon formation of the Company. At September 30, 2006, 2,416,666 shares were included in the Treasury shares of the Company.

Due to the short-term nature of the notes, the fair values of the notes approximate the carrying values. Both notes were re-paid in full in May 2006 and are no longer outstanding.

Interest expense for the nine months ended September 30, 2006 and 2005 was $1,011 and $0, respectively.

7. Related Party Transactions

The Company was initially funded by Holdings which is owned by certain directors of the Company. Cash was received from the issuance of two unsecured promissory notes (see footnote 6). The proceeds were used as working capital until the Company was able to consummate its Public Offering. Both notes were repaid in full in May 2006.

Two of the Company’s directors are employees of FTN Midwest Securities Corp. FTN Midwest Securities Corp., who was the underwriter in the Company’s initial public offering, received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved for these directors 2,416,666 shares of its common stock held in treasury.

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

Refer to footnote 10 for discussion of the Termination and Break Up Fee and the related guaranty.

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

Certain of our officers and directors have committed to purchase $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant upon the filing of the preliminary proxy statement soliciting stockholder approval for the Stock Purchase Agreement discussed in Note 10. Such officers and directors have agreed not to sell or transfer the warrants until after a business combination.

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

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Common and Preferred Stock

Effective December 30, 2005, Holdings sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $24,407 and $5,523,757 was charged to expense for the periods ended December 31, 2005 and September 30, 2006, respectively. The Company will recognize the remaining $2,886,841 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows):

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

10. Stock Purchase Agreement

Entry into a Material Definitive Agreement

On September 29, 2006, HAPC, Inc., a Delaware corporation (“HAPC”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with I-Flow Corporation, a Delaware corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of HAPC (“Acquisition Sub”) and InfuSystem, Inc., a California corporation and wholly-owned subsidiary of I-Flow (“InfuSystem”). Pursuant to the terms of the Stock Purchase Agreement, Acquisition Sub will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Sub will merge with and into InfuSystem. After the merger, Acquisition Sub will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc.

HAPC’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) requires that the acquisition must be approved by the holders of a majority of the shares of HAPC common stock sold in HAPC’s Public Offering. The acquisition cannot be completed if holders of 20% or more of the shares of HAPC common stock sold in the Public Offering vote against the acquisition and, as permitted by the Certificate of Incorporation, demand that their shares be converted (the “Conversion Rights”) into the right to receive a pro rata portion of the net proceeds of the Public Offering held in a trust account established for this purpose at the time of the Public Offering (the approval of the majority of the shares cast together with the exercise of the Conversion Rights by less than 20% of the HAPC common stock issued in the Public Offering, “HAPC Stockholder Approval”). If the holders of less than 20% of the shares of HAPC common stock exercise their Conversion Rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

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

10. Stock Purchase Agreement (Continued)

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

10. Stock Purchase Agreement (Continued)

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed in Note 4 to the Condensed Consolidated Financial Statements.

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q/A and the Audited Financials included in our other Security and Exchange filings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis addresses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management believes the following critical accounting policies involve its more significant judgments and estimates used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates and judgment including those related to intangible assets, income taxes, share-based payment and contingencies.

Share-Based Payments

Management uses certain assumptions to determine the value of share-based payments based on fair value. These can include, as appropriate, relevant modeling techniques such as the Black-Scholes model and analyses of the valuation of various derivative securities of other comparable publicly traded companies.

Valuation of Warrants

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of the Company’s warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Before the warrants were publicly traded, the Company allocated the unit price between the share of common and the warrants issued based upon relative fair value determined, among other things, by reference to comparative companies. The warrants included in the units sold in the Company’s Public Offering and the underwriter’s over allotment option began to be publicly traded on the Over the Counter Bulletin Board on June 15, 2006, and consequently the market value of the warrants is reflected as the fair value of the warrants at each period end. To the extent that the market prices of the Company’s warrants increase or decrease, the Company’s derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

On September 29, 2006, the Company entered into a Material Definitive Agreement with InfuSystem, Inc. who, if the Business Combination will be consummated, will be the surviving corporation and continue its corporate existence under the laws of the State of California. An in depth discussion of the possible merger can be found under footnote 10.

Results of Operations for the Three and Nine months Ended September 30, 2006 with Prior Year Period

During the three months ended September 30, 2006, we had not yet consummated a business combination with one or more operating businesses, however we signed a Material Definitive Agreement (see footnote 10) and incurred non-cash expenses of $1,142,240 and $13,049,996, which represented the amortization of stock based compensation and the value of 2,416,666 shares granted to two of the Company’s Directors, respectively, as well as a non-cash loss on warrant liabilities of $337,505. The balance of expenses were offset by interest income of $1,174,645, resulting in a net loss of $13,919,735 for the three months ended September 30, 2006.

During the nine months ended September 30, 2006, in addition to incurring $5,523,757 and $13,049,996 of non-cash expenses, we completed our initial public offering. The net loss of $8,027,932 for the nine months ended September 30, 2006 primarily consisted of non-cash expenses, representing amortization of compensation costs and the value of granted stock. These expenses were offset by interest income totaling $2,031,677, earned on proceeds from the Public Offering, and a non-cash gain of $9,450,140 on warrant liabilities.

For the period of the prior year which comprised August 15, 2005 (date of inception) to September 30, 2005, the Company had substantially no operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company experienced positive cash flow and financed its operations primarily from cash generated from its issuance of stock at its consummated initial Public Offering, discussed below in further detail. As of September 30, 2006, the Company had $609,232 of cash and cash equivalents, an increase of $595,642 from the $13,590, at December 31, 2005, which relates primarily to interest income.

Net cash used by operating activities for the nine months ended September 30, 2006 was $578,023, which included the Company’s net loss of $8,027,932, an increase in prepaid expenses of $349,400, a decrease in accrued expenses of $78,954, and a non-cash gain on warrant liabilities of $9,450,140. This was offset by non-cash charges of $5,523,757 and $13,049,996, representing stock based compensation and non-cash compensation satisfied by grant of stock, respectively.

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

The Company entered into a Material Definitive Agreement, discussed in more detail in footnote 10. There can be no assurance that such transaction will be consummated. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

We do not have any material contractual obligations.

Item 4.	Controls and Procedures

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

As of the end of the period covered by our Form 10-Q, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were effective, at the reasonable assurance level. However, because of the material weakness discussed below, management has reconsidered, and contemporaneously concluded in connection with the filing of this 10-Q/A, that our disclosure controls and procedures were ineffective. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in the Company’s financial closing and reporting process as of September 30, 2006. Specifically, the Company does not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by the Company and determine the appropriate application of generally accepted accounting principles (“GAAP”). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

In light of the material weakness, we performed additional procedures to ensure that the condensed consolidated financial statements are prepared in accordance with GAAP. These procedures have included increased reliance upon outside accountants to review our condensed consolidated financial statements to ensure that they are prepared in accordance with GAAP. The outside accountants are not our external auditors. Accordingly, management believes that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operation and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPC, INC.

Date: February 14, 2007	By:	/s/ Erin S. Enright
	Name:	Erin S. Enright
	Title	Chief Financial Officer