Form 10-K
period 2006-12-31
HAPC, Inc.
filed 2007-03-30
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51902

HAPC, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3341405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Madison Avenue, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code:

(212) 418-5070

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities Registered Pursuant to 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock, on June 30, 2006, as reported on the OTC Bulletin Board, was approximately $90,282,593. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 29, 2007 was 18,625,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2007 Annual Meeting to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I

Item 1.	Business.

General

We are a Delaware blank check company, formed in 2005 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the healthcare sector.

On September 29, 2006, we entered into a Stock Purchase Agreement with I-Flow Corporation, a Delaware corporation, Iceland Acquisition Subsidiary, Inc., a Delaware corporation and our wholly-owned subsidiary, and InfuSystem, Inc., a wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, subject to approval by stockholders, our subsidiary will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, our subsidiary will merge with and into InfuSystem. After the merger, Iceland Acquisition Subsidiary will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc.

According to the Centers for Medicare and Medicaid Services, U.S. healthcare spending surpassed $2.0 trillion in 2005. Also according to the Centers for Medicare and Medicaid Services, total U.S. healthcare expenditures are projected to increase to $4.0 trillion in 2015, with the annual growth rate averaging about 7.2%. U.S. healthcare spending, calculated at approximately 15% of GDP based on statistics from the Centers for Medicare & Medicaid Services and projected to be more than 20% of GDP in 2015 according to the California HealthCare Foundation, is larger than that of every other developed nation in total size, as a percentage of GDP, and on a per-capita basis according to Plunkett’s Health Care Industry Almanac. In fact, according to Plunkett’s Health Care Industry Almanac, per capita spending is twice the average of that of member countries of the Organization for Economic Cooperation and Development. Moreover, according to Plunkett’s Health Care Industry Almanac, investors are supporting this growth, investing $4.8 billion in venture investment into U.S. healthcare companies in the first nine months of 2004 alone. Within this industry we believe there are numerous niche sectors each with potential markets totaling in the hundreds of millions of dollars. While some of these sectors are serviced by large traditional healthcare institutions, we believe many are nascent with significant opportunities for fast-moving, smaller companies. The Centers for Medicare and Medicaid Services anticipate the industry will grow at a compounded annual growth rate (CAGR) of 6.7% from 2004 to 2013, reaching $3.4 trillion. This growth outpaces the forecasted U.S. GDP CAGR of 5.2% for the same time frame. At these respective rates, healthcare costs will comprise 18% of the GDP in 2013. Factors contributing to this growth include:

•

Demographic Trends. The U.S. population is aging rapidly. At the same time, the life expectancy of Americans is increasing, and chronic illnesses that require drug treatment are increasing as the population ages.

•

Rising Cost of Prescription Drugs and Biologics. According to Plunkett’s Health Care Industry Almanac, prescription drug costs have increased more than 10% every year since 1995. According to a study released in 2006 by the Tufts Center for the Study of Drug Development, the cost of developing a new drug and getting it to market, as adjusted for inflation, averaged approximately $899 million and the cost of developing a biologic to approval averaged $1.2 billion. Bain & Co. estimates the total cost, including marketing and advertising, at a much higher $1.7 billion per drug.

•

High Medicare and Medicaid Costs. The obligations of Medicare and Medicaid have the potential to swell the federal budget. The number of senior citizens covered by Medicare will continue to grow at an exceedingly high rate, and new prescription coverage costs will add to the government’s financial problems. According to White House projections, federal funding for the Medicare program is projected to reach $340 billion in 2006. Prescription coverage costs have added substantially to the government’s financial burden and have significantly increased the government’s focus on reimbursement for medical products and services.

•

Pharmaceutical Direct to Consumer Advertising. The drug industry is making an intensified sales effort. Direct-to-consumer advertising and legions of sales professionals calling on physicians increase demand for the newest, most expensive drugs. According to the research firm Schonfeld & Associates, the pharmaceutical industry’s total advertising budget is expected to exceed $21 billion in 2006, up 10% from 2005 levels.

•

Lifestyle Drugs Trend. “Lifestyle” drug use is increasing, as shown by the popularity of such drugs as Viagra, Propecia, and Botox. These drugs have dramatically increased the total annual consumer intake of pharmaceuticals and create a great deal of controversy over which drugs should be covered by managed care and which should be paid for by the consumer alone.

•

Boom in Surgery Centers. The number of ambulatory surgery centers (ASCs), otherwise known as outpatient surgery centers, has skyrocketed since their initial Medicare approval in 1982. According to the Federated Ambulatory Surgery Association, there were over 4,200 ASCs in 2005. Most procedures performed in such centers are covered under Medicare or by most major health plans. According to the Medicare Payment Advisory Commission, Medicare paid $2.2 billion to surgery centers in 2003, up from $1 billion in 1997.

While the market has grown, it has also faced substantial challenges and undergone significant changes. Rising costs have placed increased pressure on payors, providers, and consumers to find lower-cost healthcare solutions. Legislation has reformed Medicare to give private insurers a greater role in insuring the elderly and to provide prescription drug benefits for seniors. Other legislative efforts have targeted drug pricing by attempting to find ways to encourage the use of generics, including efforts to develop a regulatory pathway for the approval of generic biologics. New technology and services are increasing the efficiency of all aspects of the healthcare industry, from physicians to payors.

In recent years, the healthcare industry has capitalized on many remarkable advances in medical technology, including breakthroughs in computing, communications, small-incision surgery, drug therapies, diagnostics and instruments. Meanwhile, more emphasis is being placed on the use of computers and advanced telecommunication technology in many phases of hospital operations and patient care, often in conjunction with complex equipment to diagnose and improve patients’ conditions. With respect to investment in information technology, or IT, the healthcare industry lagged behind almost all other business sectors in 2003, spending just under 4% of its revenue on IT, in contrast to many other industries that have been averaging 5% to 8%. However, this is starting to change. Gartner, a major research firm, projects healthcare industry spending on IT to rise from $34 billion in 2001 to nearly $48 billion in 2006—the second-fastest area for IT growth after the Federal Government. A recent survey by the Health Information Management and Systems Society found that 60% of U.S. hospitals are utilizing, installing or planning to install systems to handle electronic records.

The U.S. Department of Health & Human Services estimated that a national electronic health information network could save about $140 billion yearly, or 8% of the nation’s health expenditures. This is due to the fact that vast amounts of time and money are wasted on redundant paperwork, billing errors, duplicated tasks and mistreatment of patients due to lack of complete health information at the point of treatment.

The large number of growth factors and regulatory changes creates an entrepreneur’s market in which companies that can capitalize on the growth and changing environment will prosper. While the healthcare market is dominated by some of the largest companies in the U.S., their ability to adapt to meet the industry’s growth and changing paradigms has been hampered by bureaucracy, heavy research and development costs, and increased litigation. In this type of environment, middle market companies can often react faster to changes and take advantage of the market opportunities.

While we expect to seek to effect additional business combinations, our initial business acquisition must be with one or more operating businesses whose fair market value is, either individually or collectively, at least equal to 80% of our net assets at the time of such acquisition.

Regulation of the healthcare sector

The development, testing, production and marketing of some of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as “devices” under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act, as amended. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

In the United States, medical devices must be:

•	manufactured in registered and quality approved establishments by the FDA; and

•	produced in accordance with the FDA Quality System Regulation, or QSR, for medical devices.

As a result, we may be required to comply with QSR requirements and if we fail to comply with these requirements, we may need to find another company to manufacture any such devices which could delay the shipment of our potential product to our customers.

The FDA requires producers of medical devices to obtain FDA clearance or approval prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA would act favorably or quickly in making such reviews, and significant difficulties or costs may potentially be encountered by us in any efforts to obtain FDA clearance or approval. The FDA may also place conditions on clearances and approvals that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA clearance or approval process may materially reduce the period during which we have the exclusive right to commercialize any potential patented products. We may make modifications to any potential devices and may make additional modifications in the future that we may believe do not or will not require additional clearances or approvals. If the FDA should disagree, and require new clearances or approvals for the potential modifications, we may be required to recall and to stop marketing the potential modified devices. We also may be subject to Medical Device Reporting regulations, which would require us to report to the FDA if our products were to cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury.

The development, testing, production and marketing of some of our potential products that we may manufacture, market or sell following a business combination may be subject to regulation by the FDA as “drugs” or “biologics”. All “new drugs” must be the subject of an FDA-approved new drug application (NDA) and all new biologics products must be the subject of an approved biologics license application (BLA) before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application (ANDA) before they may be marketed in the United States. There is at present no regulatory pathway for the approval of general biologics in the United States (unlike the European Union) but this is a subject of consideration currently by Congress. In all cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing NDA, BLA and ANDA approvals and to review the regulatory status of products marketed under its enforcement policies. The FDA may require an approved NDA, BLA, or ANDA for any drug or biologic product marketed to be recalled or withdrawn under its enforcement policy if new information reveals questions about the drug or biologic’s safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practice regulations (GMPs) and drugs and biologics subject to an approved NDA, BLA, or ANDA must be manufactured, processed, packaged, held and labeled in accordance with information contained in those approvals. The required product testing and approval process for new drugs and biologics ordinarily takes several years and requires the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Even after such time and expenses, regulatory approval by the FDA may not be obtained for any products developed. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

Even if required FDA approval has been obtained with respect to a new drug or biologic product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union member state may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union member states require price approval as part of the regulatory approval process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to use cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these to effect a business combination involving an operating business in the healthcare-related sector.

Entry into a Material Definitive Agreement

On September 29, 2006, we entered into a Stock Purchase Agreement with I-Flow Corporation, a Delaware corporation, Iceland Acquisition Subsidiary, Inc., a Delaware corporation and our wholly-owned subsidiary, and InfuSystem, a wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, our subsidiary will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, our subsidiary will merge with and into InfuSystem. After the merger, Iceland Acquisition Subsidiary will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc.

Our amended and restated certificate of incorporation requires that the acquisition must be approved by the holders of a majority of the shares of our common stock sold in our initial public offering. The acquisition cannot be completed if holders of 20% or more of the shares of our common stock sold in our initial public offering vote against the acquisition and, as permitted by the certificate of incorporation, demand that their shares be converted into the right to receive a pro rata portion of the net proceeds of our initial public offering held in a trust account established for this purpose at the time of the initial public offering. If the holders of less than 20% of the shares of our common stock exercise their conversion rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

Purchase Price

In consideration for the acquisition of all of the issued and outstanding shares of capital stock of InfuSystem, HAPC or our subsidiary will pay to I-Flow a purchase price of $140,000,000, subject to certain working capital adjustments as set forth in the Stock Purchase Agreement. The purchase price will be paid through a combination of (i) a secured promissory note payable to I-Flow in a principal amount equal to $55,000,000 plus the amount actually paid to our stockholders who exercise their conversion rights but not to exceed the maximum amount of $75,000,000 and (ii) an amount of cash equal to $65,000,000 plus the difference between the maximum amount and the actual principal amount of the promissory note. In connection with I-Flow’s commitment to accept the promissory note, a $100,000 delivery fee was paid by us to I-Flow on October 4, 2006 and a “Ticking Fee” (between 0.50% and 1.0% per annum of the Maximum Amount) is payable from September 29, 2006 until the earlier of the closing under the Stock Purchase Agreement, termination of the Stock Purchase Agreement or our notice that, because alternative financing has been secured, the promissory note to I-Flow will no longer be required.

Indemnification

Under the Stock Purchase Agreement, each of HAPC and I-Flow have agreed to indemnify the other and its affiliates, subject to certain limitations, against certain losses arising from, among other matters, such party’s breach of the Stock Purchase Agreement.

Termination and Break Up Fee

In the event that the Stock Purchase Agreement is terminated (i) because of our failure to obtain stockholder approval by April 30, 2007 for any reason or (ii) because HAPC or our subsidiary is unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of stockholder approval) have been satisfied or are capable of fulfillment, we must pay I-Flow a break up fee. In the event that I-Flow terminates the Stock Purchase Agreement after April 30, 2007 and the break up fee is payable for the sole reason that we have not held the stockholder meeting seeking stockholder approval by April 30, 2007, the break up fee will be $1,000,000. In all other cases where a break up fee is payable, the amount will be $3,000,000.

Payment of the break up fee has been guaranteed to I-Flow by Messrs. Sean McDevitt and Philip B. Harris pursuant to a Continuing Guaranty provided by the guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by us and the guarantors on September 29, 2006, we have agreed to pay the guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. We have also agreed to reimburse the guarantors for any payments actually made by them in connection with the Continuing Guaranty. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable.

Requirements of a Business Combination

If we are unable to consummate the business combination with InfuSystem, we will endeavor to consummate an alternative business combination satisfying the requirements of our amended and restated certificate of incorporation as more fully discussed below.

Subject to the requirement that our initial business combination must be with one or more operating businesses that, individually or collectively, have a fair market value of at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting prospective target businesses in the healthcare sector. We expect that our management will diligently review all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management expects to consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination; and

•	barriers to entry into the targeted businesses’ industries.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we intend to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target businesses and their stockholders, as well as our stockholders. We cannot assure stockholders, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to complete the selection and evaluation of target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target businesses

The initial target businesses that we acquire must have a fair market value, individually or collectively, equal to at least 80% of our net assets at the time of such acquisition.

Possible lack of business diversification

While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, individually or collectively, is at least equal to 80% of our net assets at the time of such acquisition. If we are not able to acquire more than one target business, resulting lack of diversification may:

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

•

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Acquisition of more than one business

As noted above, we expect to effect our initial business combination through the acquisition of a single business, but we reserve the right to acquire more than one business in contemporaneous acquisitions if our board of directors determines that such a course is in our best interest. Completing our initial business combination through more than one acquisition would likely result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the acquisition with multiple sellers. In addition, due to the difficulties involved in consummating multiple acquisitions concurrently, our attempt to complete our initial business combination in this manner would increase the chance that we would be unable to successfully complete our initial business combination in a timely manner.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination with those businesses, we cannot assure stockholders that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure stockholders that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Further, we cannot ascertain the future role of our officers and directors, if any, in the target businesses. While it is possible that one or more of our officers and directors will remain associated with us in some capacity following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure stockholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target businesses acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the acquired businesses. We cannot assure stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Dissolution and Liquidation if No Business Combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering (October 18, 2007) or within 24 months (April 18, 2008) if the extension criteria provided in our certificate of incorporation have been satisfied, we will be liquidated and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders (those holders of our shares issued prior to our initial public offering) will not have (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree to not have) the right to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to their shares of common stock. Our initial stockholders and other members of our management agreed prior to the completion of our initial public offering (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree) not to purchase any additional shares of common stock, whether as part of our initial public offering or otherwise, prior to the completion of a business combination and will, therefore, have no right to participate in a liquidation distribution. There will be no distribution from the trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation.

At the time of a liquidation we will have expended the net proceeds of our initial public offering held outside of the trust account. The proceeds available in the trust account, including interest earned on the account subsequent to the initial public offering, would provide for an initial per-share liquidation price of $5.86 as of March 14, 2007, less income taxes owed on accrued interest. (The closing prices of our common stock, warrants and units on March 28, 2007, were $5.64, $0.22 and $6.10, respectively.) If the conversion price of the common stock is higher than the then prevailing market price of the common stock, there is a greater risk that our stockholders will vote against the acquisition.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. McDevitt and LaVecchia have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. However, we cannot assure stockholders that Messrs. McDevitt and LaVecchia will be able to satisfy those obligations. Messrs. McDevitt and LaVecchia are not personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure stockholders that the actual per-share liquidation price will not be less than $5.86, less income taxes owed on accrued interest, due to claims of creditors. In the event that Messrs. McDevitt and LaVecchia assert that they are not able to satisfy the claims of third parties against the trust account or are not required to do so, we may bring claims against Messrs. McDevitt and LaVecchia to enforce the indemnification arrangement.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon the consummation of a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances, except as required by applicable law, will a stockholder have any right or interest of any kind to or in the trust account.

Competition

If we succeed in effecting a business combination with InfuSystem, there will be, in all likelihood, intense competition from competitors of InfuSystem. The degree of competition characterizing the industry of InfuSystem cannot presently be ascertained.

If we do not complete a business combination with InfuSystem, we expect to seek an alternative acquisition target. In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage over us in pursuing the acquisition of target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our stockholders in certain instances may reduce the resources available to us to effect a business combination; and

•	our outstanding warrants and the purchase option granted to FTN Midwest Securities Corp., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

Employees

HAPC currently has three officers, two of whom, John Voris and Pat LaVecchia, are also members of the HAPC Board of Directors. John Voris is the chief executive officer and Pat LaVecchia is the secretary. Erin Enright is the vice president, chief financial officer and treasurer. None of HAPC’s officers are full time employees. HAPC does not intend to hire full time employees until the consummation of the initial business combination.

Periodic Reporting and Audited Financial Statements

HAPC has registered its securities under the Securities Exchange Act of 1934 and has reporting obligations, including the requirement to file annual and quarterly reports with the Securities and Exchange Commission. In accordance with the requirements of the Securities Exchange Act of 1934, HAPC’s annual reports will contain financial statements audited and reported on by HAPC’s independent registered public accounting firm.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this annual report on Form 10-K. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected.

Risks associated with our status as a blank check company

We are a development stage company with no operating history and, accordingly, you have no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the healthcare-related sector. We have entered into a material definitive agreement to acquire InfuSystem, Inc., but the consummation of the business combination is dependent upon approval from our shareholders. We will not generate any revenues until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

You are not entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with one or more operating businesses in the healthcare-related sector, we may be deemed to be a “blank check” company under the federal securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the Securities and Exchange Commission, or the SEC, which included an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419 under the Securities Act of 1933, as amended, or Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, we have a longer period of time within which to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation distribution received by stockholders could be less than $5.86 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. We seek to have all vendors and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account and to date have entered into such agreements with InfuSystem. As a result, we believe the claims that could be made against it will be significantly reduced and the likelihood that any claim that would result in any liability extending to the trust will be limited. However, there is no guarantee that going forward such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.86, plus interest, due to claims of such creditors. If we cannot complete a business combination and are forced to liquidate, Sean McDevitt, the chairman of our board, and Pat LaVecchia, our secretary and a director, will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target, so that the trust account proceeds are not reduced by the claims of potential contracted parties, former target businesses or others. However, we cannot assure you that Messrs. McDevitt and LaVecchia will be able to satisfy those obligations.

Our officers and directors allocate their time to other businesses, which could produce conflicts of interest in their determination as to how much time to devote to our affairs and could cause us to be less efficient in completing an acquisition than a competitor.

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

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote and could support proposals that are not in your interest.

Our initial stockholders own 9.4% of our issued and outstanding shares of common stock. Sean McDevitt holds 624,286 warrants purchased in a private placement. Our initial stockholders will continue to exert considerable control over us.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We have outstanding warrants to purchase 34,374,788 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you will experience dilution to your holdings.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by The Nasdaq Stock Market, Inc., but not included in the Nasdaq National Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq National Market or a national exchange. Lack of liquidity limits the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities, each of which may make it difficult for us to complete a business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the 1940 Act. To this end, the proceeds held in trust may only be invested by the trust agent in a money market fund fully collateralized by United States government securities. By restricting the investment of the proceeds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 under the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because there are numerous companies with a business plan similar to ours seeking to complete a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information as of February 15, 2007, we have identified approximately 87 similarly structured companies which have gone public since 2003, of which 20 have actually consummated a business combination. As of such date, the remaining 67 companies have more than $5.5 billion in trust and are seeking to consummate business combinations. Of these companies, 24 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions. In addition, while some of the companies must consummate their respective business combinations in specific industries, a significant number of them may consummate their business combinations in any industry they choose or have very broad definitions of the industries they will target. Therefore, we may be subject to competition from these and other companies as well as financial institutions and numerous other buyers for potential acquisitions. As a result, we face increased competition in targeting an operating business. Furthermore, there are also 48 similarly structured companies currently in registration planning to raise approximately $4.1 billion and there are likely to be more such companies filing registration statements for initial public offerings prior to the consummation of our initial business combination. Competition from these and other companies seeking to consummate a business plan similar to ours could increase demand for attractive target companies. Further, the fact that very few of such companies have entered into a definitive agreement for a business combination and even fewer have completed a business combination may be an indication that there are only a limited number of attractive target businesses available or that target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. Therefore, we cannot assure you that we will be able to successfully compete for an attractive business combination, nor can we assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate and the portion of your investment not placed in trust would be lost.

A provision in our Amended and Restated Certificate of Incorporation preventing amendment of certain language therein may not be enforceable under Delaware law.

Our Amended and Restated Certificate of Incorporation contains provisions governing the process for the approval of a business combination and the release of funds from the trust account. The Amended and Restated Certificate of Incorporation also provides that these provisions may not be amended prior to the consummation of a business combination. The enforceability of this prohibition of any amendment under Delaware law is unclear. Although Delaware law may allow us to amend these provisions upon obtaining the affirmative vote of the holders of a majority of our common stock, we will not propose any such amendment to our stockholders. Specifically, prior to the consummation of a business combination we will not amend or modify the provisions of Article FIFTH in our Amended and Restated Certificate of Incorporation dealing with the restrictions and requirements of stockholder approval of a business combination.

Risks Related to the Acquisition

On September 29, 2006, we entered into a Stock Purchase Agreement with I-Flow, Iceland Acquisition Subsidiary, our wholly-owned subsidiary, and InfuSystem, a wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Iceland Acquisition Subsidiary will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, our subsidiary will merge with and into InfuSystem. After the merger, Iceland Acquisition Subsidiary will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc.

If the acquisition of InfuSystem is not approved by our stockholders, it is unlikely that we will be able to consummate an alternate business combination within the time frame required by our amended and restated certificate of incorporation, in which case, we will be forced to liquidate.

Pursuant to the terms of our amended and restated certificate of incorporation, we must complete a business combination with a fair market value of at least 80% of its net assets (excluding the deferred underwriting discount and commission held in the trust account in the amount of approximately $5,468,000) at the time of the business combination within 18 months after the consummation of its initial public offering (or within 24 months after the consummation of its initial public offering if a definitive agreement relating to a business combination has been executed within 18 months after the consummation of its initial public offering). As the Stock Purchase Agreement was executed on September 29, 2006, the amended and restated certificate of incorporation requires us to consummate the acquisition of InfuSystem by April 18, 2008 (notwithstanding the fact that we are contractually bound to complete the acquisition by April 30, 2007 under the terms of the Stock Purchase Agreement). If we fail to consummate the acquisition by April 18, 2008, it is unlikely that we will have sufficient time to complete an alternative business combination and will be forced to liquidate our assets.

If we are forced to liquidate our assets, our stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete the acquisition and forced to liquidate its assets, the per-share liquidation distribution on the shares of common stock sold in our initial public offering will be less than $6.00 because of the expenses related to the initial public offering, general and administrative expenses and the costs of seeking the acquisition of InfuSystem. Furthermore, warrants issued by us will expire worthless if we liquidate before the completion of the acquisition.

If our stockholders exercise their right to convert their common stock into a pro rata share of the trust account, we will need to increase that amount that we borrow from I-Flow under the Promissory Note

Pursuant to our amended and restated certificate of incorporation, holders of shares of common stock issued in our initial public offering in April 2006 may vote against the acquisition and demand that we convert their shares, as of the record date, into a pro rata share of the trust account where a substantial portion of the net proceeds of the initial public offering are held. Pursuant to the Stock Purchase Agreement, we will not consummate the acquisition if stockholders owning 20% or more shares of common stock issued in the initial public offering exercise these conversion rights. To the extent the acquisition is consummated and holders have demanded to convert their shares, there will be a corresponding increase in the amount that we will need to borrow from I-Flow under the promissory note. The principal amount of the promissory note will thus range from $55,000,000 to $75,000,000, the difference used to pay stockholders who exercise their conversion rights. Assuming the acquisition is approved and less than 20% of our shares of common stock that were issued in the initial public offering exercise their conversion rights, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $20,000,000, or approximately 21% of the funds then held in the trust account. Any payment upon exercise of conversion rights will require us to increase the principal amount that we borrow under the promissory note.

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

Our indebtedness to I-Flow under the promissory note will be secured by substantially all of our assets. I-Flow’s security interest in substantially all of our assets may limit our flexibility in the way we operate our business and our ability to obtain additional financing from third parties.

Our indebtedness to I-Flow under the promissory note will be secured by substantially all of our assets. I-Flow’s security interest in substantially all of our assets may have adverse consequences for our business and financial conditions, including limiting our operational flexibility in planning for or reacting to changing conditions in our business and industry and limiting our ability to obtain additional financing to fund growth and working capital.

Our ability to operate successfully after the acquisition will be largely dependent upon the efforts of the key personnel who will join us following the acquisition and who may be unfamiliar with the requirements of operating a public company.

Our ability to successfully operate after the acquisition of InfuSystem will be dependent upon the efforts of our key personnel. The future role of our management personnel following the acquisition, however, cannot presently be fully ascertained. Pursuant to the terms of an employment agreement under negotiation between HAPC and Steven E. Watkins, president of InfuSystem, it is anticipated that Mr. Watkins will replace John Voris as chief executive officer of HAPC upon completion of the acquisition. Mr. Watkins will also become a member of our Board of Directors. At the time the acquisition is completed, Erin Enright, the current chief financial officer of HAPC will resign. HAPC is actively recruiting a new chief financial officer to replace Ms. Enright. If, at the time of the closing of the acquisition, HAPC has not hired an individual to replace Ms. Enright as chief financial officer, it is anticipated that Stephen C. Revere, the current controller of InfuSystem, will assume the duties of the chief financial officer of HAPC, until HAPC has hired a new chief financial officer to replace Ms. Enright. Additionally, upon completion of the acquisition, the remaining members of InfuSystem’s current management team will be employed by us in capacities similar to their roles with respect to InfuSystem. While we intend to closely scrutinize any additional individuals we engage after the acquisition of InfuSystem, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming, which would reduce our profitability, and could lead to various regulatory problems that would further increase costs and reduce profitability.

Because certain of our directors and officers own shares of our common stock that will not participate in any liquidation distribution of the trust account, they have interests in the acquisition that are different from our stockholders generally.

Stockholders should be aware that members of our Board are parties to agreements or arrangements that provide them with interests that differ from, or are in addition to, those of our stockholders generally. Our directors and officers, other than Sean McDevitt and Pat LaVecchia, own shares of HAPC common stock that were issued prior to our initial public offering. Our initial stockholders will not have the right to receive distributions from the trust account upon our liquidation in the event that we fail to complete the acquisition of InfuSystem within the time frame required by our amended and restated certificate of incorporation. The shares of common stock owned by our directors and officers will be worthless if we do not consummate a business combination.

In addition, Sean McDevitt, our Chairman, has personally guaranteed our payment of up to $3,000,000 in break up fees to I-Flow in the event that that Stock Purchase Agreement is terminated by I-Flow (i) because of our failure to obtain the stockholder approval required by the terms of the Stock Purchase Agreement by April 30, 2007 for any reason or (ii) because HAPC or our subsidiary is unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement, notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem have been satisfied or are capable of fulfillment.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

We expect to incur significant costs associated with the acquisition, whether or not the acquisition is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. Transaction costs will be expensed by the respective parties whether or not the acquisition is consummated. We estimate that we will incur direct transaction costs of approximately $2,750,000. There is no assurance that the actual costs may not exceed these estimates. In addition, InfuSystem and/or HAPC may incur additional material charges reflecting additional costs associated with the acquisition in fiscal quarters subsequent to the quarter in which the acquisition was consummated. There is no assurance that the significant costs associated with the acquisition will prove to be justified in light of the benefits ultimately realized.

The consummation of the acquisition could result in disruptions in business, loss of customers or contracts or other adverse effects.

The consummation of the acquisition may cause disruptions, including potential loss of business partners and customers, in the business of InfuSystem, which could have material adverse effects the operations of InfuSystem subsequent to the merger of our subsidiary with and into InfuSystem. InfuSystem’s customers, and other business partners, in response to the consummation of the acquisition, may adversely change or terminate their relationships with InfuSystem, which could have a material adverse effect on the business of InfuSystem.

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

Results of operations may be volatile as a result of the impact of fluctuations in the fair value of our outstanding warrants from quarter to quarter.

Our outstanding warrants are classified as derivative liabilities and therefore, their fair values are recorded as derivative liabilities on our balance sheet. Changes in the fair values of the warrants will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in our statement of operations. We are required to assess these fair values of its derivative liabilities each quarter and as the value of the warrants is quite sensitive to changes in the market price of our stock, among other things, fluctuations in such value could be substantial and could cause our results to not meet the expectations of securities analysts and investors. Even if the merger is consummated, these fluctuations will continue to impact our results of operations for as long as the warrants are outstanding.

Risks Relating to the Business and Operations Following the Acquisition of InfuSystem

The value of your investment in HAPC following consummation of the acquisition will be subject to the significant risks inherent in the healthcare industry. If any of the events described below occur, the business and financial results of InfuSystem subsequent to the acquisition could be materially adversely affected. This could cause the trading price of our common stock to decline, perhaps significantly, and stockholders therefore may lose all or part of their investment.

InfuSystem is dependent on its Medicare Supplier Number.

InfuSystem has obtained a Medicare Supplier Number and is required to comply with Medicare Supplier Standards in order to maintain such number. If InfuSystem ceases to be able to comply with the relevant standards, it could lose its Medicare Supplier Number, which is the primary identification number used with InfuSystem’s various third-party payors. The loss of such identification number for any reason would prevent InfuSystem from billing Medicare for patients who rely on Medicare to pay their medical expenses and, as a result, InfuSystem would experience a decrease in its revenues. Furthermore, all managed care and Medicaid contracts require InfuSystem to have a Medicare Supplier Number. Without such a number, InfuSystem would be unable to continue its managed care and Medicaid contracts and would experience a material decrease in revenues as a result. The majority of InfuSystem’s revenue is dependent upon its Medicare Supplier Number.

Changes in third-party reimbursement rates may adversely impact InfuSystem’s revenues.

InfuSystem depends primarily on third-party reimbursement for the collection of its revenues. InfuSystem is paid directly by private insurers and governmental agencies, often on a fixed fee basis, for infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material adverse effect on InfuSystem’s financial condition and results of operations. Also, if collection amounts owed to InfuSystem by patients and insurers is reduced, InfuSystem may be required to increase its bad debt expense. During the three and nine months ended September 30, 2006, InfuSystem experienced a bad debt increase of $0.9 million and $1.9 million, respectively.

InfuSystem’s customers frequently receive reimbursement from private insurers and governmental agencies. Any change in the overall reimbursement system may adversely impact InfuSystem’s business. The health care reimbursement system is in a constant state of change.

Changes often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of infusion therapy may be adversely affected by changes or trends within the reimbursement system. Changes to the health care system that favor technologies or treatment regimens other than InfuSystem’s or that reduce reimbursements to providers or treatment facilities that use InfuSystem’s products may adversely affect InfuSystem’s ability to market its products profitably.

InfuSystem’s customers are heavily dependent on payment for their services by private insurers and governmental agencies. Changes in the reimbursement system could adversely affect InfuSystem’s participation in the industry. InfuSystem believes that the current trend in the insurance industry (both private and governmental) has been to eliminate cost-based reimbursement and to move towards fixed or limited fees for service, thereby encouraging health care providers to use the lowest cost method of delivering medications. Furthermore, certain payors may transition to competitive bidding programs to lower costs even more. These trends may discourage the use of InfuSystem’s products, create downward pressure on InfuSystem’s average prices, and, ultimately, negatively affect InfuSystem’s revenues and profit margins.

InfuSystem’s success is impacted by the availability of the chemotherapy drugs that are used in InfuSystem’s infusion pump systems.

InfuSystem primarily derives its revenue from the rental of ambulatory infusion pump systems to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the infusion pump systems, including the commonly-used chemotherapy drug known as 5-Fluorouracil, could have a material adverse effect on InfuSystem’s financial condition and results of operations. For instance, InfuSystem believes a shortage of 5-Fluorouracil in the fourth quarter of 2005 resulted in an unfavorable revenue impact of approximately $1.9 million. The 5-Fluorouracil shortage continued into the first quarter of 2006 and, although availability of 5-Fluorouracil returned to normal at the end of the first quarter of 2006, revenue was affected during the second quarter of 2006 due to a decline in the number of patients in the pipeline who had to turn to other medications. Future shortages of 5-Fluorouracil or other commonly-used chemotherapy drugs could negatively impact InfuSystem’s revenue and financial condition.

InfuSystem’s revenues are heavily dependent on physicians’ acceptance of infusion therapy as a preferred therapy since a significant percentage of patients are treated with oral medications. If new oral medications are introduced or future clinical studies demonstrate that oral medications are as effective or more effective than infusion therapy, InfuSystem’s business could be adversely affected.

Continuous infusion therapy is currently preferred by many physicians over oral medication treatment despite the more cumbersome aspects of maintaining a continuous infusion regimen. The reasons for these physicians’ preference are varied, including a belief that infusion therapy involves fewer adverse side effects and may provide greater therapeutic benefits. Numerous clinical trials are currently ongoing, evaluating and comparing the therapeutic benefits of current infusion-based regimens with various oral medication regimens. If these clinical trials demonstrate that oral medications provide equal or greater therapeutic benefits and/or demonstrate reduced side effects from prior oral medication regimens, InfuSystem’s revenues and overall business could be materially and adversely affected. Additionally, if new oral medications are introduced to the market that are superior to existing oral therapies, physicians’ willingness to prescribe infusion-based regimens could decline, which would adversely affect InfuSystem’s financial condition and results of operations.

InfuSystem’s growth strategy includes expansion into infusion treatment for cancers other than the colorectal type. There can be no assurance that infusion-based regimens for these other cancers will become accepted or that InfuSystem will be successful in penetrating these different markets.

An aspect of InfuSystem’s growth strategy is to expand into the treatment of other cancers, such as head, neck, esophagus, stomach and lung. Currently, however, there is not widespread acceptance of infusion-based therapies in the treatment of these other cancers and future acceptance of continuous infusion therapies depends on new protocols for existing drugs and approval of new drugs currently in clinical trials. No assurances can be given that these new drugs will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that InfuSystem will be able to successfully penetrate any new markets that may develop in the future or manage the growth in additional resources that would be required.

The industry in which InfuSystem operates is intensely competitive and changes rapidly. If InfuSystem is unable to successfully compete with its competitors, its business operations may suffer.

The drug infusion industry is highly competitive. InfuSystem competes in this industry based primarily on price, service and performance. Some of InfuSystem’s competitors and potential competitors have significantly greater resources than InfuSystem does for research and development, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which InfuSystem’s services may be superior. The industry is subject to technological changes and such changes may put InfuSystem’s current fleet of pumps at a competitive disadvantage. If InfuSystem is unable to effectively compete in its market, its financial condition and results of operations may materially suffer.

InfuSystem relies on independent suppliers for its products. Any delay or disruption in the supply of products, particularly its supply of electronic ambulatory pumps, may negatively impact InfuSystem’s operations.

InfuSystem’s infusion pumps are obtained from outside vendors. The majority of InfuSystem’s pumps are electronic ambulatory pumps which are supplied to InfuSystem by three major suppliers: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and McKinley Medical, LLC. The loss or breakdown of InfuSystem’s relationships with even one of these outside vendors could subject InfuSystem to substantial delays in the delivery of its products to customers. Significant delays in the delivery of products could result in possible cancellation of orders and the loss of customers. InfuSystem’s inability to provide products to meet delivery schedules could have a material adverse effect on its reputation in the industry, as well as its financial condition and results of operations.

Although InfuSystem does not manufacture the products it distributes, if one of the products distributed by InfuSystem proves to be defective or is misused by a health care practitioner or patient, InfuSystem may be subject to liability that could adversely affect InfuSystem’s financial condition and results of operations.

Although InfuSystem does not manufacture the products that it distributes, a defect in the design or manufacture of one of the products distributed by InfuSystem, or a failure of products distributed by InfuSystem to perform for the use specified, could have a material adverse effect on InfuSystem’s reputation in the industry and subject InfuSystem to claims of liability for injuries and otherwise. Misuse of products distributed by InfuSystem by a practitioner or patient that results in injury could similarly subject InfuSystem to liability. Any substantial underinsured loss could have a material adverse effect on InfuSystem’s financial condition and results of operations. Furthermore, any impairment of InfuSystem’s reputation could have a material adverse effect on its sales, revenues, and prospects for future business.

InfuSystem will not be covered by insurance policies held by us and will need to obtain its own insurance.

After the closing of the acquisition, InfuSystem will need to have its own insurance in place. InfuSystem will not be covered by the policies carried by us. Among the various types of insurance that InfuSystem will need to obtain are liability insurance, worker’s compensation insurance and product liability insurance. Insurance coverage is becoming increasingly expensive. As a result, InfuSystem may be unable to obtain sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on its business.

InfuSystem may be required to make a significant cash payment to the State of Michigan Department of Treasury for use taxes imposed on InfuSystem’s purchase of infusion pumps.

In August 2005, the State of Michigan Department of Treasury issued a decision and order of determination which provided that InfuSystem is liable for use taxes on its purchases of infusion pumps. As a result, InfuSystem has recorded through September 30, 2006 a cumulative net increase to gross fixed assets of $1,168,000, a tax liability of $1,281,000, a liability for accrued interest expense of $210,000, and total expense of $861,000. InfuSystem is currently appealing the decision. In the event that InfuSystem’s appeal of the decision is not successful, InfuSystem may be required to make a payment in excess of $1,491,000 to the State of Michigan Department of Treasury, which will result in a decrease in InfuSystem’s available working capital.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our executive offices, which we use pursuant to an agreement with FTN Midwest Securities Corp., are located at 350 Madison Avenue, New York, NY 10017. We pay FTN Midwest Securities Corp. the sum of $1 per year pursuant to such agreement. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our units, which consist of one share of our common stock, par value $.0001 per share, and two warrants, each to purchase an additional share of our common stock, trade on the OTC Bulletin Board under the symbol “HAPNU.” Our common stock has traded separately on the OTC Bulletin Board under the symbol “HAPN” since June 15, 2006. Our warrants have traded separately on the OTC Bulletin Board under the symbol “HAPNW” since June 15, 2005. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or April 11, 2007. Our warrants will expire at 5:00 p.m., New York City time, on April 11, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s units, common stock and warrants, respectively, as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Units

Quarter ended	High	Low
December 31, 2006	$6.15	$5.76
September 30, 2006	$6.08	$5.90
June 30, 2006	$6.25	$5.90

Common Stock

Quarter Ended	High	Low
December 31, 2006	$5.59	$5.45
September 30, 2006	$5.50	$5.35
June 30, 2006 (1)	$5.37	$5.35

(1)	Represents the high and low bid information for our shares of common stock from June 15, 2006, the date that our common stock first became separately tradable, through June 30, 2006.

Warrants

Quarter ended	High	Low
December 31, 2006	$.32	$.16
September 30, 2006	$.31	$.27
June 30, 2006 (1)	$.30	$.28

(1)	Represents the high and low bid information for our warrants from June 15, 2006, the date that our warrants first became separately tradable, through June 30, 2006.

Holders of Common Equity

As of March 29, 2007, we had approximately 5 stockholders of record of our common stock, including Cede & Co., nominee of the Depository Trust Company. This does not include beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 28, 2006, we entered into a subscription agreement with Sean McDevitt, the non-executive chairman of our Board of Directors, pursuant to which we issued and sold to Mr. McDevitt and Mr. McDevitt purchased from the Company 624,286 warrants to purchase common stock of the Company at a purchase price of $0.70 per warrant, for an aggregate purchase price of $437,000. Each warrant represents the right to purchase one share of Common Stock at an exercise price of $5.00 per share. The warrants are exercisable commencing on the later of our completion of a business combination or April 11, 2007, and expire on April 11, 2011 or earlier upon our redemption of the warrants. We may redeem the warrants in whole, and not in part, at a price of $0.01 per warrant, at any time after the warrants become exercisable, provided that Mr. McDevitt receives no less than 30 days written notice prior to the redemption and the last reported sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Mr. McDevitt. The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to future adjustments in the event that we subdivide or combine our outstanding shares of our common stock or issue a stock dividend.

We issued and sold the warrants to Mr. McDevitt in a private placement transaction made in reliance upon the exemption from securities registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and Regulation D thereunder. Mr. McDevitt is an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act.

Use of Proceeds from Registered Offering

On April 11, 2006, we commenced our initial public offering of units, each consisting of one share of our common stock, par value $.0001 per share, and two warrants, each exercisable for one share of our common stock, pursuant to a registration statement on Form S-1 (File No. 333-129035), which registration statement was declared effective on April 11, 2006. FTN Midwest Securities Corp. served as underwriter for our initial public offering, which closed on April 18, 2006. The net proceeds from our initial public offering were $96,902,839, after deducting offering expenses of $497,163 and underwriting discounts of $2,600,000, including $1,000,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds of the initial public offering. As of April 18, 2006, $95,000,000 of this amount had been placed in trust (including $5,400,000 payable to FTN for deferred underwriting discounts and commissions) for purposes of consummating a business combination, with $1,902,839 remaining.

On May 18, 2006, the underwriters for our initial public offering exercised their over-allotment option and purchased 208,584 additional units. The net proceeds from the exercise of the over-allotment option were $1,231,480, after deducting underwriting discounts of $20,000. $1,214,793 of the net proceeds from the exercise of the over-allotment option was placed in trust (including $67,581 in deferred underwriters discounts and commissions) with $16,687 remaining.

For the year ended December 31, 2006, we paid or incurred an aggregate of approximately $3,771,163 in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust for the following purposes:

•	repayment of the notes payable to Healthcare Acquisition Partners Holdings, LLC and Healthcare Acquisition Holdings, LLC, which loans were repaid in full, without interest, and cancelled;

•	premiums associated with our directors and officers liability insurance;

•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and our investigation of prospective target businesses; and

•	miscellaneous expenses.

As of December 31, 2006, approximately $98,151,128 was held in trust and we had expended all of the offering proceeds held outside the trust. As of December 31, 2006, we had approximately $427,372 of proceeds remaining in connection with our sale of warrants to our chairman, Sean McDevitt, on December 28, 2006, held outside the trust and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Equity Compensation Plan

None.

Performance Graph

Currently, we have no business operations. We were formed as a blank check company for the sole purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the healthcare sector. Our current Standard Industrial Classification Code is 6770 for a blank check company and will remain as such until we complete a business combination. At such time that a business combination is consummated, our Standard Industrial Classification Code will change to reflect the industry in which we do business. Therefore, at this time, we are unable to present stockholder return information since we do not currently have operations within an industry that can be compared to a peer group index by Standard Industrial Classification Code.

Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The following tables summarize the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report on Form 10-K. The financial data presented in the tables below is derived from our audited financial statements included in this annual report on Form 10-K.

Income Statement Data

	Year Ended December 31, 2006	For the Period From August 15,2005 (inception) to December 31, 2005	For the Period From August 15,2005 (inception) to December 31, 2006
Loss from operations	$(20,824,145)	$(24,483)	$(20,848,628)

Interest income	3,203,820	–	3,203,820
Interest expense	(1,304)	(300)	(1,604)
Gain on warrant liabilities	10,800,160	–	10,800,160

	14,002,676	(300)	14,002,376

Loss before provision for income taxes	(6,821,469)	(24,783)	(6,846,252)
Provision for income taxes	1,037,875	–	1,037,875

Net loss	(7,859,344)	(24,783)	(7,884,127)

Weighted average number of shares of common stock outstanding basis	13,661,117	3,250,000	10,789,797
Net loss per share	$(0.58)	$(0.01)	$(0.73)

Balance Sheet Data

	December 31, 2006	December 31, 2005
Cash and cash equivalents	$427,372	$13,590

Investments held in trust account	98,151,128
Total assets	100,297,830	178,678
Total liabilities	15,531,640	179,054
Common stock subject to conversion	19,620,410
Total stockholders’ equity (deficit)	65,145,780	(376)
Total liabilities and stockholders’ equity	100,297,830	178,678

The total assets amount includes the approximately $98,151,128 being held in the trust account, which will be available to us only upon the consummation of a business combination within the time period described in this annual report. If a business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in our initial public offering vote against the business combination and exercise their conversion rights. Accordingly, we may effect a business combination if public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights. If this occurred, we would be required to convert to cash up to approximately 19.99% of the approximately 16,876,000 shares of common stock sold in our initial public offering, or 3,373,363 shares of common stock. Based upon the amount of cash held in the trust account as of December 31, 2006, without taking into account any interest accrued after such date, stockholders who vote against the acquisition proposal and elect to convert their shares as described above will be entitled to convert each share of common stock that they hold into approximately $5.86 per share, less income taxes owed on accrued interest. The actual per share conversion price will be equal to the amount in the trust account, including all accrued interest, as of two business days prior to the proposed consummation of the business combination, divided by the number of shares of common stock sold in this our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report and the Audited Financials included in our other Security and Exchange filings.

Critical Accounting Policies and Estimates

Management’s discussion addresses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management believes the following critical accounting policies involve its more significant judgments and estimates used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates and judgment including those related to intangible assets, income taxes, share-based payment and contingencies.

Share-Based Payment

Management uses certain assumptions to determine the value of share-based payments based on fair value. These can include, as appropriate, relevant modeling techniques such as the Black-Scholes model and analyses of the valuation of various derivative securities of other comparable publicly traded companies, including the prices of publicly traded securities of other blank check companies.

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

Overview

We were formed in Delaware on August 15, 2005. We were formed specifically as a vehicle to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. The initial business combination entered into by us must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition.

Prior to entering into the Stock Purchase Agreement with InfuSystem and I-Flow, we were engaged in sourcing a suitable business combination candidate. We had met with target companies, service professionals and other intermediaries to discuss with them the background of the Company’s management and combination preferences. In the course of these discussions, we also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which were operating before the proceeds of the offering are returned to investors.

Overall, we would conclude that the environment for target companies has been competitive and believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like the Company are becoming more accepted by investors and potential business combination targets. These drivers include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their stockholder value while remaining invested in the business.

From August 2005 (inception) until December 31, 2005, we had net losses of approximately $24,783.

On April 18, 2006, we consummated our initial public offering of 16,666,667 units at a price of $6.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. The common stock and warrants started trading separately on the OTC Bulletin Board as of June 15, 2006.

Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the initial public offering and expiring five years from the effective date of the initial public offering.

Our net proceeds from the sale of the units were $98,011,000 which includes a contingent underwriting fee of $5,468,000. Of this amount, $96,215,000 was deposited in trust. The remaining $1,780,000 was held outside of the trust for use to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Given the proposed business combination with InfuSystem, we anticipate that the $1,780,000 of net proceeds of the initial public offering held outside the trust will have been exhausted by the time of closing of the proposed combination.

As of December 31, 2006, we had (i) $ 427,372 in cash outside the trust and (ii) $ 951,323 in current liabilities including accrued legal fees, due diligence expenses and related transaction expenses and taxes. The consideration of $140,000,000 to be paid to I-Flow in connection with the acquisition of InfuSystem will be funded by a promissory note payable to I-Flow in the initial principal amount of $55,000,000 to be increased up to $75,000,000 depending on the number of our stockholders who exercise their conversion rights. Accordingly, we believe that we have adequate funds to complete the proposed acquisition of InfuSystem. In the event the business combination is not completed, we could try to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However there is no guarantee that we would be successful in completing such fundraising on terms acceptable to us and we may be forced to liquidate. See “Risk Factors”.

We received net proceeds of approximately $98,011,000. Of the net proceeds, $5,468,000 is payable to FTN as an underwriting fee upon our consummation of a business combination. At the time of the initial public offering, we estimated that we would deposit proceeds of $95,000,000 or $109,560,000 (if the underwriter’s overallotment option was exercised in full) into the trust account. FTN partially exercised its overallotment option of 2,500,000 units by purchasing 208,584 units from us. As a result, we deposited $96,215,000 of net proceeds from the initial public offering into the trust account. Set forth below are our estimated uses of the net proceeds of $1,780,000 held outside the trust account as determined at the time of the initial public offering:

Description	Amount
Legal, accounting and other third party expenses attendant to the due diligence investigations, structuring and negotiation of a business combination	$350,000
Internal due diligence of prospective target businesses	100,000
Legal and accounting fees relating to SEC reporting obligations	50,000
Working capital to cover miscellaneous expenses, stockholder note payable, directors and officers insurance and reserves	1,280,000

Total	$1,780,000

Set forth below are our estimates as of March 21, 2007 of expenses incurred or to be incurred through the closing of the acquisition. These estimates do not include an estimate for any potential merger advisory fees that may be paid. Actual expenses incurred may differ materially from these estimates.

Description	Amount
Legal, accounting and other third party expenses attendant to the due diligence investigations, structuring and negotiation of the acquisition of InfuSystem	$1,884,000
Financing expenses relating to fees payable to I-Flow in connection with the Promissory Note, fees payable to Sean McDevitt and Philip B. Harris in connection with their guaranty of HAPC’s payment of the break up fee to I-Flow under the Stock Purchase Agreement and fees paid in connection with the issuance of the letter of credit by JPMorgan for the benefit of I-Flow	856,000
Legal and accounting expenses, directors and officers insurance and other miscellaneous expenses attendant to the operations of HAPC	1,685,000

Total	$4,425,000

Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2006 and the period from August 15, 2005 (inception) to December 31, 2006:

	THREE MONTHS ENDED
	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal Year Ended December 31, 2006
Revenue	$—	$—	$—	$—
Net earnings (loss)	(2,198,721)	8,090,524	(13,919,735)	168,588
Net earnings (loss) per common share:
Basic	$(1.26)	$0.53	$(0.75)	$0.01
Diluted	—	0.46	—	0.01

	For the Period From August 15, 2005 (inception) to September 30, 2005	Three Months Ended December 31,
Fiscal Year Ended December 31, 2005
Revenues	$—	$—
Net loss	(56)	(24,727)
Net loss per common share – basic and diluted	$(0.00)	$(0.01)

The Company had no operations prior to August 15, 2005.

Results of Operations for the Year Ended December 31, 2006 with Comparable Prior Year Period

During the year ended December 31, 2006, we had not yet consummated a business combination with one or more operating businesses, however we signed a Material Definitive Agreement (see Note 11 in our consolidated financial statements) and incurred non-cash expenses of $6,660,139 and $13,049,996, which represented the amortization of stock based compensation and the value of 2,416,666 shares granted to two of the Company’s Directors, respectively. The balance of expenses were offset by interest income of $3,203,820 and a non-cash gain on warrant liabilities of $10,800,160, resulting in a net loss of $7,859,344 for the year ended December 31, 2006.

During the year ended December 31, 2006, in addition to incurring $6,660,139 and $13,049,996 of non-cash expenses, we completed our initial public offering. The net loss of $7,859,344 for the year ended December 31, 2006 primarily consisted of non-cash expenses, representing amortization of compensation costs and the value of granted stock. These expenses were offset by interest income totaling $3,203,820, earned on proceeds from the Public Offering and a non-cash gain on warrant liabilities of $10,800,160.

For the comparable periods of the prior year which comprised August 15, 2005 (date of inception) to December 31, 2005, the Company had substantially no operations.

Liquidity and Capital Resources

For the year ended December 31, 2006, the Company experienced positive cash flow and financed its operations primarily from cash generated from its issuance of stock at its consummated initial Public Offering, discussed below in further detail. As of December 31, 2006, the Company had $427,372 of cash and cash equivalents, an increase of approximately $413,782 from the $13,590, at December 31, 2005, which relates primarily to interest income.

Net cash used by operating activities for the year ended December 31, 2006 was $912,353, which included the Company’s net loss of $7,859,344, an increase in prepaid expenses of $445,369, offset by an increase in accounts payable and accrued expenses of $418,720 and non-cash charges of $6,660,139 and $13,049,996, representing stock based compensation and non-cash compensation satisfied by grant of stock, respectively. These non-cash charges were offset by a non-cash gain on warrant liabilities of $10,800,160. The increases in accounts payable and accrued expenses are attributable to costs incurred by the Company in connection with identifying and conducting due diligence of suitable business combinations and general corporate matters.

Net cash used in investing activities for the year ended December 31, 2006 amounted to $96,956,451, the result of purchasing investments held in trust for $96,214,793 and the payment of deferred acquisition costs totaling $741,658. The investments held in trust are only to be utilized for the acquisition of a target business or the payment of income taxes.

Net cash provided by financing activities for the year ended December 31, 2006 was the result of proceeds received from issuance of shares of stock, offset by payments of notes payable totaling $85,000 and payment for costs associated with the Company’s initial public offering amounting to $3,320,920.

The Company entered into a Material Definitive Agreement, discussed in more detail in footnote 11. There can be no assurance that such transaction will be consummated. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

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

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to $98,134,319 which includes a contingent underwriting fee of $5,467,581. $98,151,128 is being held in a Trust account as of December 31, 2006. We will use substantially all of the net proceeds of the Public Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

We granted a purchase option to the representative of the underwriter at the closing of the Public Offering on April 18, 2006 to acquire 833,333 units for $100. Similar to the units issued in connection with the Public Offering, the units issuable upon exercise of the purchase option consist of one share of common stock and one warrant. Each warrants underlying the purchase option, however, entitles the holder to purchase one share of our common stock at a price of $6.25 per share. Additionally, the terms of the purchase option provide that: (i) we are not obligated to deliver any securities pursuant to the exercise of the purchase option unless a registration statement under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants which are issuable upon exercise of the purchase option is effective; and (ii) FTN is not entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in securities if the common stock issuable upon exercise of the warrants is not covered by an effective registration statement. The purchase option is exercisable at $7.50 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

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

On December 28, 2006, the Company issued a warrant to the chairman of the board for a purchase price of seventy cents ($0.70) or a total of Four hundred thirty seven thousand ($437,000). This warrant is to purchase 624,286 shares of the Company’s common stock at a price of $5.00 per share. This warrant is exercisable commencing on the later of the Company’s completion of a Business Combination or April 11, 2007 and expiring April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of One cent ($0.01) per Warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the Holder receives written notice not less than thirty (30) days prior to the redemption and if and only if, the reported last price of the Common Stock equals or exceeds Eight Dollars and Fifty Cents ($8.50) per share for any twenty (20) trading days within a thirty (30) day period ending on the third day of business prior to the notice of redemption to Warrant Holder. The Company has fully reserved these shares as authorized but not issued.

The Company expects to fund its short term working capital requirements through loans from third parties and the sale of warrants.

The Company intends to fund expenses associated with the acquisition of InfuSystem from the release of investments held in trust upon the completion of the acquisition or the termination of the acquisition. Taxes will be paid out of the investments held in Trust account from the interest earned on the funds held in the account.

Off-Balance Sheet Arrangements

In the event that the Stock Purchase Agreement we entered into with I-Flow, Iceland Acquisition Subsidiary and InfuSystem on September 29, 2006 is terminated (i) because of our failure to obtain stockholder approval of the acquisition of InfuSystem by April 30, 2007 for any reason or (ii) because we or our subsidiary, Iceland Acquisition Sub, are unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of stockholder approval) have been satisfied or are capable of fulfillment, we must pay I-Flow a break up fee.

As discussed in Note 11 to our consolidated financial statements, our payment of the break up fee has been guaranteed to I-Flow by Sean McDevitt, our chairman, and Philip B. Harris pursuant to a Continuing Guaranty provided by the guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by us and the guarantors on September 29, 2006, we have agreed to pay the guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. We have also agreed to reimburse the guarantors for any payments actually made by them in connection with the Continuing Guaranty. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable.

Contractual Obligations

We do not have any contractual obligations.

Dissolution and Liquidation if No Business Combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering or within 24 months if the extension criteria described below have been satisfied, we will be liquidated and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders (those holders of our shares issued prior to our initial public offering) will not have (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree to not have) the right to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to their shares of common stock. Our initial stockholders and other members of our management agreed prior to the completion of our initial public offering (and any person to whom we transfer our reserved treasury shares will, as a condition to the transfer, be required to agree) not to purchase any additional shares of common stock, whether as part of our initial public offering or otherwise, prior to the completion of a business combination and will, therefore, have no right to participate in a liquidation distribution. There will be no distribution from the trust account with respect to our warrants, and all rights with respect to our warrants will effectively cease upon our liquidation.

We have expended the net proceeds of our initial public offering held outside of the trust account. In the event that we are required to liquidate and dissolve, we estimate that we will have outstanding liabilities of approximately $2,385,000 through April 30, 2007. However, all of this amount except approximately $205,000 is covered by waivers.

The proceeds available in the trust account, including interest earned on the account subsequent to the initial public offering, would provide for an initial per-share liquidation price of $5.86 as of March 14, 2007, less income taxes owed on accrued interest. (The closing prices of our common stock, warrants and units on March 28, 2007, were $5.64, $0.22 and $6.10, respectively.) If the conversion price of the common stock is higher than the then prevailing market price of the common stock, there is a greater risk that our stockholders will vote against the acquisition.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. McDevitt and LaVecchia have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable, on a joint and several basis, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. However, we cannot assure you that Messrs. McDevitt and LaVecchia will be able to satisfy those obligations. Messrs. McDevitt and LaVecchia are not personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $5.86, less income taxes owed on accrued interest, due to claims of creditors. In the event that Messrs. McDevitt and LaVecchia assert that they are not able to satisfy the claims of third parties against the trust account or are not required to do so, we may bring claims against Messrs. McDevitt and LaVecchia to enforce the indemnification arrangement.

If we are unable to complete the transactions contemplated by the Stock Purchase Agreement with InfuSystem and I-Flow by October 18, 2007, 18 months from the consummation of our initial public offering, then we will have an additional six months in which to complete the acquisition of InfuSystem. If we are unable to do so by April 18, 2008, 24 months from the date of the consummation of its initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the 18-month or 24-month period, as applicable.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon the consummation of a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances, except as required by applicable law, will a stockholder have any right or interest of any kind to or in the trust account.

As required under Delaware law, we will seek stockholder approval for any plan of dissolution and liquidation. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner (subject to our agreement to take earlier action as described below):

•

our Board of Directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time we will also prepare a preliminary proxy statement setting out such plan of dissolution and liquidation as well as our Board of Directors’ recommendation of such plan;

•	upon such deadline (or earlier as described below), we would file our preliminary proxy statement with the SEC;

•

if the SEC does not review the preliminary proxy statement, then, 10 days following the filing date, we will file a definitive proxy statement with the SEC and will mail the definitive proxy statement to our stockholders, and 30 days following the mailing, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders as soon as permitted thereafter.

In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months after the consummation of our initial public offering (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation), the proxy statement related to such business combination will also seek stockholder approval for our Board’s recommended plan of dissolution and liquidation, in the event our stockholders do not approve such business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date that is 24 months after the consummation of our initial public offering, our Board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation and, on such date, file a proxy statement with the SEC seeking stockholder approval for such plan.

In the event that we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to take all reasonable actions to obtain stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our purpose and powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Following the expiration of such time periods, the funds held in the trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the trust account, and the funds will not be available for any other corporate purpose. Our existing stockholders have agreed to vote all the shares of common stock held by them in favor of the dissolution. We cannot assure you that our stockholders will approve the dissolution in a timely manner or will ever approve the dissolution. As a result, we cannot provide investors with assurances of a specific time frame for the dissolution and distribution.

We expect that our total costs and expenses associated with the implementing and completing the stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses related to filing our dissolution in the State of Delaware, the winding up of the company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation. We received net proceeds of $437,000 from our sale and issuance of 624,286 warrants to purchase common stock to Sean McDevitt on December 28, 2006. We believe that there should be sufficient funds available from the proceeds not held in the trust account to fund the $50,000 to $75,000 of expenses, although we cannot give you assurances that there will be sufficient funds for such purposes.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that a corporation makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to its public stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and

(iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we seek to have all vendors and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account and to date have entered into such agreements with InfuSystem. As a result, we believe the claims that could be made against it will be significantly reduced and the likelihood that any claim that would result in any liability extending to the trust will be limited.

As of December 31, 2006, we had accrued liabilities of (i) $598,043 consisting of accrued professional fees of $405,079, accrued Delaware franchise tax of $165,000 and other accruals of $27,964 and (ii) $5,467,581 in underwriting fees payable to FTN. The underwriting fee of $5,467,581 is payable to FTN upon the completion of our initial business combination. Each of our auditors and accountants, as well as FTN, have executed waivers against any claims to the trust account for fees payable to them by us. We believe that these waivers are valid and enforceable against our auditors, accountants and FTN.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of December 31, 2006, approximately $98,151,128 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of December 31, 2006, the proceeds held in trust have been invested in a United States Treasury money market account. As of December 31, 2006, the effective annualized interest rate payable on our investment was approximately 4.72%. Assuming no other changes to our holdings as of December 31, 2006, a 1% decrease in the underlying interest rate payable on our investments as of December 31, 2006 would result in a decrease of $242,016 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 15, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data.

HAPC, INC.

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	38-39

Consolidated Balance Sheets for the years ended December 31, 2006 and December 31, 2005	40

Consolidated Statements of Operations for the year ended December 31, 2006, for the period from August 15, 2005 (inception) to December 31, 2005 and for the period from August 15, 2005 (inception) to December 31, 2006	41

Consolidated Statements of Stockholders Equity (Deficit) for the period from August 15, 2005 (inception) to December 31, 2005 and the year ended December 31, 2006	42

Consolidated Statements of Cash Flows for the year ended December 31, 2006, for the period from August 15, 2005 (inception) to December 31, 2005 and the period from August 15, 2005 (inception) to December 31, 2006	43

Notes to Consolidated Financial Statements	44-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of HAPC, Inc.

We have audited the accompanying consolidated balance sheet of HAPC, Inc. and subsidiary (a corporation in the development stage) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and cash flows for the year ended December 31, 2006 and for the period from August 15, 2005 (date of inception) to December 31, 2006, and the related consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from August 15, 2005 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2006. As discussed in Note 11 to the consolidated financial statements, on September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow Corporation to acquire all of the issued and outstanding capital stock of Infusystem, Inc., a wholly-owned subsidiary of I-Flow Corporation. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to identify another acquisition target and will most likely have to liquidate in accordance with the provisions of the Amended and Restated Certificate of Incorporation.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 30, 2007

750 Lexington Avenue
New York, NY 10022-1200
Certified Public Accountants	212 750 9100	phone
	212 750 2727	fax
	mec@millerelin.com	e-mail

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Healthcare Acquisitions Partners Corp.

We have audited the accompanying balance sheet of Healthcare Acquisition Partners Corp. (a corporation in the development stage) as of December 31, 2005, and the related statement of operations, stockholders’ deficit, and cash flows for the period from August 15, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit is also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, a revision was made to the valuation of stock based compensation granted to management which resulted in a change to the previously reported net loss due to increased compensation for the period from August 15, 2005 (date of inception) through December 31, 2005.

In our opinion, the financial statements referred to above fairly, in all material respects, the financial position of Healthcare Acquisition Partners Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period from August 15, 2005 (date of inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/ Miller, Ellin & Company, LLP
CERTIFIED PUBLIC ACCOUNTANT

New York, New York

April 6, 2006

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	December 31, 2005
Current Assets:
Current assets:
Cash and cash equivalents	$427,372	$13,590
Investments held in trust	98,151,128	—
Prepaid expenses and other current assets	445,369	—
Deferred offering costs	—	165,088
Deferred acquisition costs	1,273,961	—

Total assets	$100,297,830	$178,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Current liabilities:
Accounts payable – other	$289,738	$—
Accounts payable – ticking fee	63,542	—
Accrued professional fees	405,079	93,654
Accrued franchise tax	165,000	—
Accrued expenses – other	27,964	300
Stockholder advance	100	100
Notes payable	—	85,000
Deferred underwriting fees	5,467,581	—
Warrant liabilities	9,112,636	—

Total Current Liabilities	15,531,640	179,054

COMMITMENTS

Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,620,410	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding		—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	417
Additional paid-in capital	73,027,803	23,990
Deficit accumulated during the development stage	(7,884,127)	(24,783)

Total stockholders’ equity (deficit)	65,145,780	(376)

Total liabilities and stockholders’ equity	$100,297,830	$178,678

See accompanying notes to consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	For the Period From August 15, 2005 (inception) to December 31, 2005	For the period From August 15, 2005 (inception) to December 31, 2006
Revenues	$—	$—	$—
Operating expenses:
Compensation expense	19,710,135	24,407	19,734,542
Ticking fee	94,792	—	94,792
Guaranty fee	100,000	—	100,000
General and Administrative Expenses – other	919,218	76	919,294

	20,824,145	24,483	20,848,628

Loss from operations	(20,824,145)	(24,483)	(20,848,628)

Other Income (Expenses):
Interest income	3,203,820	—	3,203,820
Interest expense	(1,304)	(300)	(1,604)
Gain on warrant liabilities	10,800,160	—	10,800,160

	14,002,676	(300)	14,002,376

Loss before provision for income taxes	(6,821,469)	(24,783)	(6,846,252)

Provision for income taxes	1,037,875	—	1,037,875

Net loss	$(7,859,344)	$(24,783)	$(7,884,127)

Net loss per share – basic and diluted	$(0.58)	$(.01)	$(0.73)

Weighted average shares outstanding – basic and diluted	13,661,117	3,250,000	10,789,797

See accompanying notes to consolidated financial statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 and for the year ended December 31, 2006

	Common Stock		Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $ 0.0001 Amount			Shares	Amount
Balances at August 15, 2005	—	$—	—	$—	—	$—	$—
Common stock issues September 13, 2005	4,166,667	417	24,583	—	—	—	25,000
Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	(25,000)	—	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	24,407	—	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	417	23,990	(24,783)	(2,416,666)	—	(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506
Reclassifications of proceeds allocated to warrants-derivative liabilities	—	—	(19,912,796)	—	—	—	(19,912,796)
Non-cash compensation	—	—	13,049,996	—	—	—	13,049,996
Expenses of offering	—	—	(10,826,601)	—	—	—	(10,826,601)
Non-cash charge related to sale of option	—	—	1,966,666	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	6,660,139	—	—	—	6,660,139
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,620,410)	—	—	—	(19,620,410)
Issuance of warrants	—	—	437,000	—	—	—	437,000
Net loss	—	—	—	(7,859,344)	—	—	(7,859,344)

Balances at December 31, 2006	21,041,918	$2,104	$73,027,803	$(7,884,127)	(2,416,666)	$—	$(65,145,780)

See accompanying notes to consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	For the period from August 15, 2005 (inception) to December 31, 2005	For the period from August 15, 2005 (inception) to December 31, 2006
Cash flows from operating activities:
Net loss	$(7,859,344)	$(24,783)	$(7,884,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on warrant liabilities	(10,800,160)	—	(10,800,160)
Interest income on investments held in trust	(3,183,492)	—	(3,183,492)
Withdrawal of interest earned on investments held in trust	1,247,157	—	1,247,157
Amortization of stock based compensation	6,660,139	—	6,660,139
Non-cash compensation satisfied by grant of stock	13,049,996	—	13,049,996
Stock issued for services	—	24,407	24,407
Changes in current assets and liabilities:
Increase in prepaid expenses and other current assets	(445,369)	—	(445,369)
Increase in accounts payable – other	102,885	—	102,885
Increase in accounts payable – ticking fee	63,542	—	63,542
Increased in accrued franchise tax	165,000	—	165,000
Increase in accrued expenses – other	27,664	300	27,964
Increase in accrued professional fees	59,629	—	59,629

Net cash used in operating activities	(912,353)	(76)	(912,429)

Cash flows from investing activities:
Purchase of investments held in trust	(96,214,793)	—	(96,214,793)
Payment of deferred acquisition costs	(741,658)	—	(741,658)

Net cash used in investing activities	(96,956,451)	—	(96,956,451)

Cash flows from financing activities:
Advance from initial stockholder	—	100	100
Proceeds from notes payable	—	85,000	85,000
Proceeds from issuance of warrants	437,000	—	437,000
Payment of notes payable	(85,000)	—	(85,000)
Payment of offering costs	(3,320,920)	(71,434)	(3,392,354)
Proceeds from public offering	81,631,096	—	81,631,096
Proceeds from issuance of shares of stock subject to possible conversion	19,620,410	—	19,620,410

Net cash provided by financing activities	98,282,586	13,666	98,296,252

Net change in cash	413,782	13,590	427,372

Cash, beginning of period	13,590	—	—

Cash, end of period	$427,372	$13,590	$427,372

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,304	$—	$1,304
Cash paid for taxes	1,253,544	—	1,253,544

Schedule of Non-Cash Financing Transactions
Options issued to underwriter	$1,966,666	$—	$1,966,666
Deferred underwriting fees	5,467,581	—	5,467,581
Issuance of notes payable to treasury stock	—	25,000	25,000
Warrant obligations in connection with sale units in offering	19,912,796	—	19,912,796

See accompanying notes to consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The information in this Form 10-K Report includes the financial position of HAPC, Inc. and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, “HAPC” or the “Company”) as of December 31, 2006 and the results of operations for the year ended December 31, 2006 and the period from August 15, 2005 (date of inception) to December 31, 2005 and 2006 and of cash flows for the year ended December 31, 2006 and the periods from August 15, 2005 (date of inception) to December 31, 2005 and 2006. The financial statements of all entities are consolidated and all significant intercompany accounts are eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. As disclosed in Note 11, the Company has identified an acquisition candidate, InfuSystem Inc. and has entered into an agreement to acquire all of the issued and outstanding stock of InfuSystem through a wholly-owned subsidiary of the Company.

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

Substantially all activity through December 31, 2006 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. Substantially all of the net proceeds of the Public Offering are intended to be applied toward acquiring InfuSystem.

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Of the proceeds of the Public Offering, $96,214,793 was deposited and is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the acquisition of InfuSystem or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,467,581 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if the acquisition of InfuSystem is consummated, but which will be forfeited if public stockholders elect to have their shares redeemed for cash if the acquisition of InfuSystem is not consummated. Pro rata decreases in the Discount will occur if the acquisition of InfuSystem is consummated but there are up to 19.99% dissenting share holders who elect to have their shares redeemed for cash. The remaining amount of the proceeds were used to pay business, legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. The Company continues to recapitalize its working capital requirements by issuing additional securities such as the sale of warrants on December 28, 2006 for $437,000 as discussed in Note 10.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The company places its cash and cash equivalents with high-quality, U.S. financial institutions and, to date has not experienced losses on any of its balances.

Investments Held in Trust

The Company invests amounts held in trust in a United States Treasury money market account.

Accounting for Warrants and Derivative Instruments

On April 18, 2006, the Company consummated its initial public offering of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units to FTN Midwest Securities Corp., the underwriter of its initial public offering, pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 33,750,502 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these warrants are shown in the Company’s statement of operations as “Gain (loss)on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants are estimated as the market price of a warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, and the changes in fair value will be included in the Company’s statement of operations.

The Company sold 624,286 unregistered warrants on December 28, 2006 for $437,000. These warrants are being treated as equity and have been included in additional paid-in capital.

Income taxes

The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under the liability method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized when it is more likely than not that such benefit will be realized.

The Company has a total deferred tax asset of $4,503,228 related to the compensation expense associated with the reserve of certain shares of its common stock currently held as treasury stock for two directors and other expenses. The Company has established a reserve for the full amount of the benefit based on the uncertainty that the benefit will be fully utilized.

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the periods related to the stock options and warrants. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations for net loss for the following periods:

	Year Ended December 31,2006	For the Period From August 15, 2005 (inception) to December 31,2005	For the Period From August 15, 2005 (inception) to December 31, 2006
Numerator:
Net loss	$(7,859,344)	$(24,783)	$(7,884,127)
Denominator:
Weighted average common shares outstanding – basic and diluted	13,661,117	3,250,000	10,789,797

Net loss per share – basic and diluted	$(0.58)	$(0.01)	$(0.73)

Potential shares of common stock related to options and warrants were not included as the impact would be anti-dilutive.

Recently issued accounting pronouncements

FASB Statement No. 123 (R), “Share Based Payment” (“FASB No. 123 (R)”) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. The Company adopted FASB No. 123 (R) on January 1, 2006 which had no impact on its financial position, results of operations or cash flows upon adoption.

Accordingly, share based payments issued to officers, directors and vendors are measured at fair value and recognized as expense over the related vesting periods.

The compensation expense recognized for the year ended December 31, 2006 was $19,710,135 and for the period from August 15, 2005 (inception) to December 31, 2005 was $24,407.

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

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FASB No. 157”) which relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

In September 2006, the SEC issued Staff Accounting Bulletin 108, “Considering The Effects Of Prior Year Misstatements When Quantifying Misstatements In Current Year Financial Statements”, which provides guidance regarding the process of quantifying financial statements misstatements for the purpose of materiality assessment. The provisions are effective for fiscal years ending on or after November 15, 2006. This bulletin did not have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” (“FASB No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. FASB No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FASB No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. FASB No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in FASB Statements No. 157, “Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments.” FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet completed its assessment of the impact upon adoption of FASB No. 159 on its consolidated financial condition, results of operations or cash flows.

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

In addition, on April 18, 2006, the Company issued to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units. The units issuable upon exercise of this option are identical to those offered in the Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per unit, which includes two warrants, commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder.

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

The volatility calculation of 47% is based on the 180 day average volatility of a representative sample of 41 healthcare industry companies (the “Sample Companies”) with market capitalization under $200 million. Because it does not have a trading history, the Company needed to estimate the potential volatility of its common stock price. The volatility will depend on a number of factors, which cannot be ascertained at this time.

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

On May 18, 2006, the Company sold 208,584 Units (the “Overallotment Units”) to FTN Midwest Securities Corp. pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Overallotment Units were sold at the offering price of $6.00 per Unit, less FTN Midwest Securities Corp.’s 7% underwriting discount.

4.	Investments Held In Trust

Investments held in trust at December 31, 2006, consist of a United States Treasury money market account with a carrying value of $98,151,128. The fair value of the investments approximates the carrying value. There were no investments held in trust as of December 31, 2005.

5.	Notes Payable

On September 28, 2005, the Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC at an interest rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates a Public Offering.

On December 30, 2005, the Company issued an $25,000 unsecured promissory note, at an interest rate of 3% per annum to Healthcare Acquisition Holdings, LLC to repurchase the 4,166,667 common shares that Healthcare Acquisition Holdings, LLC received upon formation of the Company. These shares were included in the Treasury shares of the Company.

Due to the short-term nature of the notes, the fair values of the notes approximate the carrying values. Both notes were re-paid in full in May 2006 and are no longer outstanding.

Interest expense for the year ended December 31, 2006, the period from August 15, 2005 to December 31, 2005 and the period from August 15, 2005 to December 31, 2006 was $1,304, $300 and $1,604, respectively.

6.	Warrant Liabilities

The Company has determined that the warrants issued in connection with the public offering including the overallotment shares issued on May 18, 2006 are classified as liabilities. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the public offering outstanding at December 31, 2006 was $9,112,636 or $0.27 per warrant.

7.	Related Party Transactions

The Company was initially funded by Healthcare Acquisition Holdings, LLC. Cash was received from the issuance of two unsecured promissory notes (see Note 5). The proceeds were used as working capital until the Company was able to consummate its Public Offering. Both notes were repaid in full in May 2006.

Two of the Company’s directors were former Managing Directors of FTN Midwest Securities Corp. Mr. McDevitt resigned from his position as a Managing Director of FTN Midwest Securities Corp. effective January 19, 2007 and Mr. LaVecchia resigned from his position as a Managing Director of FTN Midwest Securities Corp. effective February 2, 2007. FTN Midwest Securities Corp., who was the underwriter in the Company’s initial public offering, received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia on the date that is the later of six months after the completion of the acquisition of InfuSystem, or another business combination, or April 11, 2007.

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

Refer to Note 11 for discussion of the Termination and Break Up Fee and the related guaranty.

As disclosed in Note 11, the Company is paying a ticking fee to I-Flow in consideration of its acquisition of InfuSystem. The Company incurred a charge of $94,792 related to the ticking fee during the period from September 29, 2006 to December 31, 2006, which was recorded in general and administrative expenses.

8.	Income Taxes

The components of the provisions for the income taxes are as follows:

	Year Ended December 31, 2006	For the Period From August 15, 2005 (inception) to December 31, 2005
Federal:
Current	$641,698	$—
Deferred	—	—

	641,698	—

State:
Current	396,177	—
Deferred	—	—

	—	—

	$1,037,875	$—

8.	Income Taxes (Continued)

The major components of deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Stock based compensation	$4,436,999	$—
Other	66,229
Valuation allowance	(4,503,228)	—

	$—	$—

At December 31, 2006 and 2005, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty that the benefit will be fully utilized.

The provisions for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	2006	2005
Statutory regular federal income tax rate	34.0%	34.0%
State tax benefit (net of federal effect)	(3.8%)	(5.7%)
Non-deductible stock based compensation	(33.2%)	—
Non-deductible gain on warrant liability	53.8%	—
Valuation allowance	(66.0%)	—

Total	(15.2%)	28.3%

9.	Commitments

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

Certain of our officers and directors have committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant. On December 28, 2006, the Company issued and sold to Sean McDevitt, chairman of the Company, and Mr. McDevitt purchased from the Company 624,286 warrants to purchase common stock of the Company at a purchase price of $0.70 per warrant, for an aggregate purchase price of $437,000.

Such officers and directors have agreed not to sell or transfer the warrants until after a business combination. As discussed in Note 10, on December 28, 2006, the Company issued a warrant to the chairman of the board for a purchase price of $0.70 per warrant or a total of $437,000.

9.	Commitments (Continued)

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

The initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

The Company has agreed to reimburse its initial stockholders for (a) any income tax liability incurred by our initial stockholders as a result of the award of their shares and/or the vesting of such shares (other than tax liability due as a result of their sale of such shares) and (b) all reasonable out-of-pocket expenses incurred by the initial stockholders in connection with their activities on the Company’s behalf.

10.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 common shares that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these common shares to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $24,407 and $6,660,139 was charged to expense for the periods ended December 31, 2005 and December 31, 2006, respectively. The Company will recognize the remaining $1,750,459 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for Good Reason, the portion of the shares to be forfeited is as follows:

June 30, 2006	100%
December 31, 2006	75%
June 30, 2007	50%
December 31, 2007	25%

The remaining 2,416,666 shares of our common stock transferred back to us and not transferred to members of the Company’s management team on December 30, 2005 are being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s Directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees. The directors are entitled to receive the shares on the date that is the later of six months after completion of business combination or April 11, 2007.

The grants may not be transferred prior to the date that is the later of six months after the completion of a business combination or April 11, 2007.

10.	Common and Preferred Stock (Continued)

As a result of the above, the Company recorded compensation expense of $13,049,996 in its quarter ended September 30, 2006 which is based upon the number of shares reserved (2,416,666) at the July 24, 2006 closing stock price of $5.40 per share.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On December 28, 2006, the Company issued a warrant to the chairman of the board for a purchase price of $0.70 per warrant or a total of $437,000. This warrant is to purchase 624,286 shares of the Company’s common stock at an exercise price of $5.00 per share. This warrant is exercisable commencing on the later of the Company’s completion of a business combination or April 11, 2007 and expiring April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the Common Stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued.

11.	Stock Purchase Agreement

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

HAPC’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) requires that the acquisition must be approved by the holders of a majority of the shares of HAPC common stock sold in HAPC’s April 2006 initial public offering (the “IPO”). The acquisition cannot be completed if holders of 20% or more of the shares of HAPC common stock sold in the IPO vote against the acquisition and, as permitted by the Certificate of Incorporation, demand that their shares be converted (the “Conversion Rights”) into the right to receive a pro rata portion of the net proceeds of the IPO held in a trust account established for this purpose at the time of the IPO (the approval of the majority of the shares cast together with the exercise of the Conversion Rights by less than 20% of the HAPC common stock issued in the IPO, “HAPC Stockholder Approval”). If the holders of less than 20% of the shares of HAPC common stock exercise their Conversion Rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

11.	Stock Purchase Agreement (Continued)

Purchase Price

In consideration for the acquisition of all of the issued and outstanding shares of capital stock of InfuSystem, HAPC or Acquisition Sub will pay to I-Flow a purchase price of $140,000,000, subject to certain working capital adjustments as set forth in the Stock Purchase Agreement. The purchase price will be paid by HAPC or Acquisition Sub through a combination of (i) a secured promissory note (the “Promissory Note”) payable to I-Flow in a principal amount equal to $55,000,000 plus the amount actually paid to HAPC’s stockholders who exercise their Conversion Rights but not to exceed $75,000,000 (the “Maximum Amount”)and (ii) an amount of cash purchase price equal to $65,000,000 plus the difference between the Maximum Amount and the actual principal amount of the Promissory Note. In connection with I-Flow’s commitment to accept the Promissory Note, a $100,000 delivery fee was paid by HAPC to I-Flow by October 4, 2006 and a “Ticking Fee” (between 0.50% and 1.0% per annum of the Maximum Amount) is payable from September 29, 2006 until the earlier of the closing under the Stock Purchase Agreement, termination of the Stock Purchase Agreement or HAPC’s notice that, because alternative financing has been secured, the Promissory Note to I-Flow will no longer be required. On October 4, 2006, the Company paid $100,000 to I-Flow representing the delivery fee.

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

11.	Stock Purchase Agreement (Continued)

Termination and Break Up Fee

Payment of the break up fee has been guaranteed to I-Flow by Messrs. Sean McDevitt and Philip B. Harris (the “Guarantors”) pursuant to a Continuing Guaranty provided by the Guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by HAPC and the Guarantors on September 29, 2006, HAPC has agreed to pay the Guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. HAPC has also agreed to immediately reimburse the Guarantors for any payments actually made by them in connection with the Continuing Guaranty. The Guarantors have waived any rights they may have to bring claims against the trust account to satisfy reimbursements owed to them under the Guaranty Fee and Reimbursement Agreement. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable. For the year ended December 31, 2006, the Company has taken a charge to general and administrative expenses for $100,000.

There can be no assurance that the Stock Purchase Agreement can be consummated. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

*****

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Disclosure Controls and Procedures.

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

As of the end of the quarter ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in our financial closing and reporting process as of December 31, 2006. Specifically, we do not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by HAPC and determine the appropriate application of generally accepted accounting principles (“GAAP”). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

In light of the material weakness, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with GAAP. These procedures have included increased reliance upon outside accountants to review our condensed consolidated financial statements to ensure that they are prepared in accordance with GAAP. The outside accountants are not our external auditors. Accordingly, management believes that the financial statements included in this Form 10-K fairly present in all material respects our financial condition, results of operation and cash flows for the periods presented.

Internal Control Over Financial Reporting

We are in the process of implementing improved procedures and controls designed to increase our ability to evaluate complex transactions and determine the appropriate application of GAAP. These include enhancing the resources and personnel dedicated to the preparation of our financial statements. There were no material changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended

December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of the second quarter of our 2007 fiscal year.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 with respect to identification of directors and executive officers of HAPC is incorporated herein by reference to the material under the captions “Election of Directors” and “Other Executive Officers of the Company” in our Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information called for by Item 11 with respect to executive compensation is incorporated herein by reference to the material under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information called for by Item 13 with respect to certain relationships and related transactions is incorporated herein by reference to the material under the caption “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information called for by Item 14 with respect to principal accounting fees and services is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

		Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	FinancialStatement Schedules

		The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (7)

3.3	By-laws (1)

3.4	Amended and Restated By-laws (2)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Common Stock Certificate (4)

4.3	Specimen Warrant Certificate (4)

4.4	Form of Warrant Agreement between Mellon Investor Services LLC and the Registrant (2)

4.5	Form of Purchase Option granted to FTN Midwest Securities Corp. (4)

4.6	Form of Warrant Agreement between Sean McDevitt and Registrant (10)

4.7	Unit Purchase Option Clarification Agreement between FTN Midwest Securities Corp. and the Registrant (11)

10.1	Form of Letter Agreement entered into by and between the Registrant and each of its initial stockholders (4)

10.2	Form of Registration Rights Agreement (4)

10.3	Form of Trust Account Agreement by and between JPMorgan Chase Bank, N.A. and the Registrant (5)

10.4	Amendment to Trust Account Agreement by and between JPMorgan Chase Bank, N.A. and the Registrant *

10.5	Form of Stock Transfer Agency Agreement (2)

10.6	Form of Lock-up Agreements by and between FTN Midwest Securities Corp., the Registrant and its initial stockholders (6)

10.7	Form of Agreement with respect to Business Opportunities by and between the Registrant and each of FTN Midwest Securities Corp. and certain officers and directors of Registrant (1)

10.8	Administrative Services Agreement by and between FTN Midwest Securities Corp. and the Registrant (4)

10.9	Form of Letter Agreement to be entered into by and between the Registrant and members of management other than initial stockholders (6)

10.10	Compensation Agreements by and between the Registrant and its officers and directors (4)

10.11	Form of Warrant Purchase Agreement among each of the Registrant’s officers and directors and FTN Midwest Securities Corp. (5)

10.12	Stock Purchase Agreement (8)

10.13	Continuing Guaranty (8)

10.14	Guarantee Fee and Reimbursement Agreement (8)

10.15	Subscription Agreement, dated as of December 28, 2006, between FTN Midwest Securities Corp. and Sean McDevitt (10)

14.1	Code of Ethics (3)

16.1	Letter dated October 27, 2006 from Miller Ellin and Company, LLP to the U.S. Securities and Exchange Commission (9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Previously filed in connection with HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.

(2)	Previously filed in connection with Amendment No. 1 to HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on December 8, 2005.

(3)	Previously filed in connection with Amendment No. 2 to HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on December 17, 2005.

(4)	Previously filed in connection with Amendment No. 3 to HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 3, 2006.

(5)	Previously filed in connection with Amendment No. 4 to HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 24, 2006.

(6)	Previously filed in connection with Amendment No. 5 to HAPC, Inc.’s Registration Statement on Form S-1 (File No. 333-129035) filed on April 6, 2006.

(7)	Previously filed in connection with HAPC, Inc.’s Current Report on Form 8-K (File No. 000-51902) filed on April 24, 2006.

(8)	Previously filed in connection with HAPC, Inc.’s Current Report on Form 8-K (File No. 000-51902) filed on October 4, 2006.

(9)	Previously filed in connection with HAPC, Inc.’s Current Report on Form 8-K (File No. 000-51902) filed on October 27, 2006.

(10)	Previously filed in connection with HAPC, Inc.’s Current Report on Form 8-K (File No. 000-51902) filed on January 3, 2007.

(11)	Previously filed in connection with HAPC, Inc.’s Current Report on Form 8-K (File No. 000-51902) filed on February 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPC, INC.

Date: March 30, 2007	By:	/s/ John Voris
John Voris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2007	/s/ John Voris
John Voris
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2007	/s/ Erin S. Enright
Erin S. Enright
Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Date: March 30, 2007	/s/ Sean McDevitt
Sean McDevitt
Chairman of the Board

Date: March 30, 2007	/s/ Pat LaVecchia
Pat LaVecchia
Secretary and Director

Date: March 30, 2007	/s/ Wayne Yetter
Wayne Yetter
Director

Date: March 30, 2007	/s/ Jean-Pierre Millon
Jean-Pierre Millon
Director