Form 10-K/A
period 2006-12-31
HAPC, Inc.
filed 2007-04-27
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

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

The number of shares of the registrant’s common stock outstanding as of April 25, 2007 was 18,625,252.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of HAPC, INC. (“HAPC”) for the fiscal year ended December 31, 2006, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III.

i

PART III

Item 10.	Dir ectors, Executive Officers and Corporate Governance.

Set forth below are the current members of the Board of Directors and officers of HAPC.

Name	Age	Position
John Voris	59	Chief Executive Officer and Director
Sean McDevitt	43	Chairman of the Board
Pat LaVecchia	40	Secretary and Director
Jean-Pierre Millon	56	Director
Wayne Yetter	61	Director
Erin Enright	45	Vice President, Chief Financial Officer and Treasurer

John Voris has served as HAPC’s Chief Executive Officer and Director since September 2005. From August 2004 to July 2005, Mr. Voris was Chairman of Epocrates, Inc., a software company providing clinical information to healthcare professionals at the point of care. Mr. Voris retired from his position at Epocrates in July 2005 and did not accept another position until becoming HAPC’s Chief Executive Officer and Director in September 2005. He was President and CEO of Epocrates from June 2000 until July 2004. Prior to Epocrates, Mr. Voris was Executive Vice President of PCS Health Systems from 1995 until 2000. During his tenure at PCS Health Systems, PCS Health Systems was a subsidiary of Eli Lilly from 1994 until 1999 and then of Rite Aid Pharmacies from 1999 until 2000. While at PCS, Mr. Voris had responsibility for all call centers, mail order pharmacies, sales and marketing of PBM services, product development and industry relations. Prior to PCS, Mr. Voris was with Eli Lilly from 1973 until 1995. Mr. Voris was Executive Director of the Infectious Disease Business Unit from 1993 until 1995, where he was responsible for world wide sales and marketing of a large portfolio of existing and development-stage anti-infectives. From 1988 until 1992, Mr. Voris was based in London as Director of Marketing for Europe, Middle East, and Africa, where he had responsibility for sales, marketing, and product development for the entire portfolio of Lilly pharmaceutical products. Prior to these positions, he held a variety of positions in sales, marketing, market research and business development. Mr. Voris received his M.B.A. and B.S. from the Kelley School of Business, Indiana University. Mr. Voris currently serves on the Board of Directors of Oscient Pharmaceuticals, Inc. (NASDAQ: OSCI), Epocrates, Inc., Gentiae Clinical Research, Inc. and Regenesis Biomedical.

Sean McDevitt has served as HAPC’s Chairman of the Board since August 2005. He was a Managing Director of FTN Midwest Securities Corp. from September 2004 to January 2007. In 1999, Mr. McDevitt co-founded Alterity Partners, a boutique investment bank which provided capital markets and merger and acquisition advisory services to high growth companies. Alterity Partners was acquired by FTN Midwest Securities Corp. in September 2004. Mr. McDevitt was formerly a senior investment banker at Goldman Sachs & Company, from 1995 through 1999 where he led deal teams in a variety of technology and healthcare/biopharmaceutical transactions, including mergers and acquisitions, divestitures and initial public offerings. Prior to Goldman Sachs & Company, Mr. McDevitt worked in sales and marketing at Pfizer Inc. from 1991 until 1994. He was a Captain in the U.S. Army Rangers and was decorated for combat in the Panama invasion. He is a member of the Council on Foreign Relations. Mr. McDevitt received his B.S. in Computer Science and Electrical Engineering from the U.S. Military Academy at West Point and an M.B.A. from Harvard Business School.

Pat LaVecchia has served as HAPC’s Secretary and Director since August 2005. He was a Managing Director of FTN Midwest Securities Corp. from April 2005 to February 2007. Mr. LaVecchia has built and run several major Wall Street private placement groups and has extensive expertise in capital markets including raising capital for private companies and PIPEs. Mr. LaVecchia has also played the leading role in numerous mergers, acquisitions, private placements, high yield transactions, and initial public offerings. Most recently, Mr. LaVecchia was a co-founder and Managing Partner of Viant Group and a Managing Director of Viant Capital, formerly named Neveric Capital, from 2003 through 2005. Prior to forming Viant Group, Mr. LaVecchia ran several groups at major Wall Street firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000) and Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003). He was also at Hawk Holdings, a strategic venture capital firm from 2000 until 2001. Mr. LaVecchia received his B.A., magna cum laude, from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning.

Jean-Pierre Millon has served as a Director since September 2005. Mr. Millon is a co-founder of BLS, LLC, a consulting and investing entity based in Indianapolis and established in 2002. Mr. Millon served as a consultant to AdvancePCS, successor entity to PCS Health Systems, from October 2000 to June 2002. Until September 2000, Mr. Millon was President and Chief Executive Officer of PCS Health Systems, one of the country’s largest pharmacy benefit managers. Prior to joining PCS in 1995, Mr. Millon was an executive with Eli Lilly and Co., PCS’ former parent company. His career with Lilly, started in 1976, spanned two decades and was highlighted by leadership positions in the United States, the Orient, Europe, and the Caribbean Basin. Most recently, Mr. Millon served as President and General Manager of Lilly Japan, K.K. and Vice President of the Lilly pharmaceutical division in Kobe, Japan from 1992 until 1995. Mr. Millon was an advisory board member with Care Capital LLC, a healthcare venture fund from 2001 through 2003. Mr. Millon also serves on the Board of Directors of CVS/Caremark Corporation (NYSE; CVS), Cypress Bioscience, Inc. (NASDAQ: CYPB), Prometheus Laboratories Inc. and Medical Present Value, Inc.

Wayne Yetter has served as a Director since September 2005. Mr. Yetter has served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp, since September 2005. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. Mr. Yetter has built and led a variety of multi-million dollar businesses and pharmaceutical operations for some of the largest companies in the world. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and CEO. Under his leadership, Astra Merck’s product, Prilosec, grew to be the #1 pharmaceutical product in the U.S. at the time. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and CEO of the U.S. pharmaceutical business. In 1999, he joined IMS and later led its spinout company, Synavant, where he was Chairman and CEO for three years before Synavant merged with Dendrite International in 2003. Following the merger, Mr. Yetter founded and has acted as principal of BioPharm Advisory LLC since September 2003. He also served as an advisor to Alterity Partners from 2003 until 2004. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc., which was acquired by Shire Pharmaceuticals in 2005. He also serves on the Board of Directors of Noven Pharmaceuticals, Inc. (NASDAQ: NOVN) and Matria Healthcare, Inc. (NASDAQ: MATR), EpiCept (NASDAQ: EPCT) and Alteon Inc. (AMEX: ALT).

Erin Enright has served as HAPC’s Vice President and Chief Financial Officer since October 2005. Since 2004, Ms. Enright has been Chief Executive Officer of Lee Medical, a medical products company providing bone marrow transplant/harvest needles to approximately 300 leading hospitals and physicians in the U.S. Ms. Enright was previously at Citigroup from 1993 through 2003, most recently as a Managing Director, where she worked as a senior banker in the equity capital markets group responsible for identifying, structuring, marketing, pricing and allocating equity offerings for corporate clients in the healthcare, technology and general industrial fields. Ms. Enright was also Chairperson of Citigroup’s Institutional Investors’ Committee, responsible for screening and approving the firm’s participation in equity underwritings and a member of the Citigroup Global Equity Commitment Committee, responsible for reviewing and approving the firm’s underwritings. Prior to Citigroup, Ms. Enright was an attorney with Wachtell, Lipton, Rosen & Katz in the firm’s New York office from 1989 until 1993. Ms. Enright received her A.B. from the Woodrow Wilson School of Public and International Affairs at Princeton University and a J.D. from the University of Chicago Law School.

Board of Directors and Committees of the Board of Directors

The Board of Directors has responsibility for the overall governance of HAPC. The Board of Directors held a total of 9 meetings during the fiscal year ended December 31, 2006. Each incumbent director attended at least 75% of the meetings held by the Board of Directors. In addition to regularly scheduled meetings, the directors discharge their responsibilities through telephonic and other communications with each other and the executive officers. All of the directors are expected to attend the 2007 annual stockholders meeting.

HAPC’s Board of Directors has established an Audit Committee to devote attention to specific subjects and to assist the Board of Directors in the discharge of its responsibilities. HAPC does not currently have a Compensation Committee or Nominating and Governance Committee. The Board of Directors does not believe that any marked efficiencies or enhancements would be achieved by the creation of a separate Compensation Committee or Nominating and Governance Committee.

The duties and responsibilities typically delegated to a Nominating and Governance Committee are included in the responsibilities of the entire Board of Directors. The Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board will consider all qualified director candidates identified by members of the Board, by senior management and stockholders. Stockholders who would like to propose an independent director candidate for consideration by the Board of Directors may do so by submitting the candidate’s name, résumé and biographical information to the attention of Pat LaVecchia, Secretary, HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017. All proposals for nomination received by the Secretary will be presented to the Board of Directors for consideration.

The Board of Directors reviews each director candidate’s biographical information and assesses each candidate’s independence, skills and expertise based on a variety of factors, including the following criteria:

•	Whether the candidate has exhibited behavior that indicates he or she is committed to the highest ethical standards.

•

Whether the candidate has had broad business, governmental, non-profit or professional experience that indicates that the candidate will be able to make a significant and immediate contribution to the Board of Directors’ discussion and decision-making.

•	Whether the candidate will be able to devote sufficient time and energy to the performance of his or her duties as a director.

Application of these factors requires the exercise of judgment by members of the Board of Directors and cannot be measured in a quantitative way.

The Board of Directors of HAPC has not formed a Compensation Committee because it does not pay any of its executive officers a regular salary. The duties and responsibilities typically delegated to a Compensation Committee are included in the responsibilities of the entire Board of Directors.

The Board of Directors has established an Audit Committee, which reports to the Board of Directors. The Audit Committee is responsible for meeting with HAPC’s independent registered accounting firm regarding, among other issues, audits and adequacy of HAPC’s accounting and control systems. In addition, the Audit Committee monitors compliance on a quarterly basis with the terms of HAPC’s initial public offering consummated on April 18, 2006. If any noncompliance is identified, the Audit Committee has the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of HAPC’s initial public offering. The Audit Committee held 4 meetings during the fiscal year ended December 31, 2006. Each member of the Audit Committee attended all of the meetings.

The Audit Committee is composed entirely of independent directors. The following individuals are members of HAPC’s Audit Committee: Jean-Pierre Millon and Wayne Yetter. Due to the affiliation of Messrs. McDevitt and LaVecchia with FTN Midwest Securities Corp., the underwriter of HAPC’s initial public offering, to the extent FTN Midwest Securities is acting as HAPC’s advisor in connection with a business combination, the Audit Committee will have the sole authority to negotiate and approve the terms of such business combination, subject to the stockholder approval rights. No member of HAPC’s Audit Committee is an “audit committee financial expert” as that term is defined under Item 401 of Regulation S-K of the Exchange Act, but nonetheless, HAPC believes the members are qualified to perform their duties.

Communications with the Board of Directors

The stockholders may communicate with the Board of Directors and executive officers, by sending written communications addressed to such person or persons in care of HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017. All communications will be compiled by the Secretary and submitted to the addressee.

Code of Conduct and Ethics

HAPC has adopted a code of conduct and ethics applicable to its directors, officers and employees in accordance with applicable federal securities laws. Stockholders may obtain copies of the code of conduct and ethics free of charge by sending a request in writing to HAPC, INC., 350 Madison Avenue, 20th Floor, NY, NY 10017, Attn: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires HAPC’s officers and directors and persons who beneficially own more than 10% of HAPC’s common stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the U.S. Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders of HAPC are also required by SEC regulations to furnish HAPC with copies of all Section 16(a) forms they file.

Based solely on HAPC’s review of the copies of such forms received by it with respect to fiscal year 2006, all reports were filed on a timely basis except for the report by Sean McDevitt, HAPC’s chairman, with respect to his purchase of 624,286 warrants from HAPC for an aggregate purchase price of $437,000 on December 28 2006.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Board of Directors of HAPC has not formed a Compensation Committee because it does not pay any of its executive officers a regular salary. The duties and responsibilities typically delegated to a Compensation Committee are included in the responsibilities of the entire Board of Directors. The foundation of HAPC’s compensation policy is that compensation paid to executive officers should be aligned on a long and short term basis. The general compensation policy of the Board of Directors is that total compensation should be tied to individual performance and supplemented with awards tied to HAPC’s performance in achieving financial and non-financial objectives. Upon the consummation of HAPC’s acquisition of InfuSystem, Inc. (“InfuSystem”) pursuant to the terms of that certain Stock Purchase Agreement, dated as of September 29, 2006, by and among Iceland Acquisition Subsidiary, Inc., a wholly owned subsidiary of HAPC, HAPC, InfuSystem, a wholly owned subsidiary of I-Flow Corporation (“I-Flow”) and I-Flow, HAPC will commence paying its officers regular salaries. Provided that the 2007 HAPC Stock Incentive Plan (the “Plan”) is adopted by the stockholders at the 2007 annual stockholders meeting, HAPC’s officers will become eligible for grants under the Plan.

Summary Compensation Table

The following table summarizes the compensation of the executive officers of HAPC for the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	Total ($)
John Voris, Chief Executive Officer	2006	35,342	—	2,537,196	—	—	—	2,572,538
	2005	—	—	9,298	—	—	—	9,298
Erin Enright, Chief Financial Officer, Vice President and Treasurer	2006	35,342	—	951,448	—	—	—	986,790
	2005	—	—	3,487	—	—	—	3,487
Pat LaVecchia, Secretary	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—

(1)	Since the consummation of HAPC’s initial public offering on April 18, 2006, John Voris, HAPC’s chief executive officer and Erin Enright, HAPC’s chief financial officer, are entitled to receive annual compensation of $50,000. HAPC paid $35,342 to each of John Voris and Erin Enright in 2006 which represented the $50,000 amount prorated from April 18, 2006 to December 31, 2006.
(2)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2005 in accordance with SFAS No. 123(R). The reported amounts represent the amount of compensation expense recognized by HAPC in 2006 and 2005 pertaining to 666,667 shares of common stock granted to John Voris and 250,000 shares of common stock granted to Erin Enright in September/October 2005 in consideration for accepting their positions with HAPC. These shares are subject to forfeiture, in whole or in part, if the individual ceases to be an officer prior to certain specified dates through December 31, 2007. HAPC has agreed to reimburse John Voris and Erin Enright for any tax liability they may incur in connection with their receipt of shares of HAPC common stock. The shares of common stock held by John Voris and Erin Enright are subject to lock-up agreements restricting their sale until six months after a business combination is completed. These lock-up agreements cannot be waived.

HAPC’s officers receive reimbursement for any out-of-pocket expenses incurred in connection with activities on HAPC’s behalf such as identifying potential acquisition target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than the Board of Directors of HAPC, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged; provided that no proceeds held in the trust account are used to reimburse out-of-pocket expenses prior to a business combination.

As of April 3, 2007, HAPC had reimbursed $9,331.16 in expenses to Erin Enright for travel and legal expenses in connection with the initial public offering and acquisition of InfuSystem as well as attendance at certain meetings of the Board of Directors.

Options Granted During Last Fiscal Year

HAPC does not have an existing incentive plan for the grant of options or other awards.

Aggregate Option Exercises In Last Fiscal Year and Fiscal-Year End Values

HAPC does not have an existing incentive plan for the grant of options or other awards.

Directors’ Compensation

The following table summarizes the annual cash compensation for HAPC’s non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sean McDevitt	—	—	—	—	—	—	—
John Voris	35,342	—	—	—	—	—	35,342
Jean Pierre Millon	35,342	1,585,748	—	—	—	—	1,621,090
Wayne Yetter	35,342	1,585,748	—	—	—	—	1,621,090

(1)	Since the consummation of HAPC’s initial public offering on April 18, 2006, John Voris, Jean Pierre Million and Wayne Yetter are entitled to receive annual compensation of $50,000. HAPC paid $35,342 to each of John Voris, Jean Pierre Millon and Wayne Yetter in 2006 which represented the $50,000 amount prorated from April 18, 2006 to December 31, 2006.
(2)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123(R). The reported amounts represent the amount of compensation expense recognized by HAPC in 2006 and 2005 pertaining to 416,667 shares of common stock granted to each of Jean Pierre Millon and Wayne Yetter in September/October 2005 in consideration for accepting their positions with HAPC. These shares are subject to forfeiture, in whole or in part, if the individual ceases to be a director prior to certain specified dates through December 31, 2007. HAPC has agreed to reimburse Jean Pierre Millon and Wayne Yetter for any tax liability they may incur in connection with their receipt of shares of HAPC common stock. The shares of common stock held by Jean Pierre Millon and Wayne Yetter are subject to lock-up agreements restricting their sale until six months after a business combination is completed. These lock-up agreements cannot be waived.

The Board of Directors has approved the grant of 2,000,000 shares of common stock to Sean McDevitt and 416,666 shares of common stock to Pat LaVecchia on the date that is the later of six months after the completion of the acquisition of InfuSystem, or another business combination, or April 11, 2007. If the acquisition of InfuSystem, or another business combination is not completed, Messrs. McDevitt and LaVecchia will not receive such shares.

HAPC’s directors receive reimbursement for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential acquisition target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there is no review of the reasonableness of the expenses by anyone other than the Board of Directors of HAPC, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged; provided that no proceeds held in the trust account are used to reimburse out-of-pocket expenses prior to a business combination. As of April 3, 2007, HAPC had reimbursed (i) $9,165.96 in expenses to John Voris for travel and HAPC Board of Directors meetings in connection with the acquisition of InfuSystem, (ii) $930.30 in expenses to Wayne Yetter for travel in connection with the acquisition of InfuSystem, (iii) $6,590.58 in expenses to Jean Pierre Millon for travel in connection with the acquisition of InfuSystem, and (iv) $47,856.25 in expenses to Sean McDevitt for delivery of a letter of credit issued by JPMorgan Chase Bank for the benefit of I-Flow, reimbursement of franchise tax fees paid to the State of Delaware on behalf of HAPC and travel in connection with the acquisition of InfuSystem.

Board of Directors Acting as Compensation Committee and Compensation Committee Interlocks and Insider Participation

The Board of Directors of HAPC has not established a Compensation Committee. A majority of the independent directors of the Board of Directors will determine the compensation of the executive officers. Jean Pierre Millon and Wayne Yetter are the independent directors of the Board of Directors of HAPC. Neither of them was, or has been, an officer or employee of HAPC, or has a relationship that would constitute an interlocking relationship with executive officers or directors of HAPC or another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the common stock of HAPC as of April 11, 2007 which amount includes shares of common stock which may be acquired by such persons within 60 days of the filing of this Form 10-K/A:

•

each person known by HAPC to be the beneficial owner of more than 5% of its outstanding shares of common stock based solely upon the amounts and percentages as are contained in the public filings of such persons;

•	each of HAPC’s officers and directors; and

•	all of HAPC’s officers and directors as a group.

Unless otherwise indicated, HAPC believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The information in the table set forth below is derived from reports publicly available as of April 11, 2007.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock *
FMR Corp. (1)	2,619,000	14.1%
Wellington Management Company, LLP (2)	2,251,033	12.1%
Sapling, LLC (3)	2,062,500	11.1%
Fir Tree Recovery Master Fund, L.P. (3)	2,062,500	11.1%
Fir Tree, L.L.C. (4)	1,822,500	9.8%
The Baupost Group, L.L.C. (5)	1,536,020	8.2%
Satellite Asset Management, L.P. (6)	1,352,500	7.3%
Satellite Fund Management LLC (6)	1,352,500	7.3%
Sowood Capital Management LP (7)	1,128,100	6.1%
Sowood Capital Management LLC (7)	1,128,100	6.1%
Andrew M. Weiss (8)	1,071,250	5.8%
Context Capital Management, LLC (9)	1,041,450	6.0%
Michael S. Rosen (9)	1,041,450	6.0%
William D. Fertig (9)	1,041,450	6.0%
Context Advantage Master Fund, L.P. (9)	1,040,750	6.0%

Sean McDevitt (10)	0	0%
Pat LaVecchia	0	0%
John Voris (11) (15)	666,667	3.6%
Wayne Yetter (12) (15)	416,667	2.2%
Jean-Pierre Millon (13) (15)	416,667	2.2%
Erin Enright (14) (15)	250,000	1.3%
All directors and officers as a group (4 individuals)	1,750,001	9.4%

*	Based on 18,625,252 shares of common stock issued and outstanding as of April 11, 2007.
(1)	Derived from Amendment No. 1 to Schedule 13G filed on February 14, 2007 by FMR Corp and Edward C. Johnson. Fidelity Management & Research Company, an investment advisor and wholly owned subsidiary of FMR Corp., may be deemed to beneficially own 2,619,000 shares of common stock in its capacity as investment advisor to various investment companies. The address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109. FMR Corp. is the parent of Fidelity Management & Research Company. Edward C. Johnson, the chairman of FMR Corp., and FMR Corp. exercise investment control over the 2,619,000 shares of common stock beneficially owned by Fidelity Management & Research Company. The Board of Trustees of Fidelity Investments exercises voting control over the 2,619,000 shares of common stock beneficially owned by Fidelity Management & Research Company.
(2)	Derived from Amendment No. 1 to a Schedule 13G filed on February 14, 2007 by Wellington Management Company, LLP. Wellington Management Company, LLP, in its capacity as an investment advisor, may be deemed to beneficially own 2,251,033 shares of common stock which are held of record by clients of Wellington Management Company, LLP. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109. Wellington Management Company, LLP has shared voting control over 1,362,808 shares of common stock and shared investment control over 2,251,033 shares of common stock. Robert J. Toner is the president of Wellington Management Company, LLP.
(3)	Derived from Schedule 13G filed on April 28, 2006 by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The business address of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. is 535 Fifth Avenue, 35th Floor, New York, New York 10017. Sapling, LLC is the beneficial owner of, and exercises voting control and investment control over, 1,461,075 shares of common stock. Fir Tree Recovery Master Fund, L.P. is the beneficial owner of, and exercises voting and investment control over, 601,425 shares of common stock. Fir Tree, Inc. is the investment manager of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Jeffrey Tannenbaum is the president of Fir Tree, Inc.
(4)	Derived from Form 4 filed on May 11, 2006 by Fir Tree, L.L.C., Fir Tree, Inc., Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman. Fir Tree, L.L.C., Fir Tree Inc., Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman are the beneficial owners of 1,822,500 shares of common stock. The business address of Fir Tree, L.L.C., Fir Tree, Inc., Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman is 535 Fifth Avenue, 35th Floor, New York, New York 10017. Jeffrey Tannenbaum is a principal of Fir Tree, L.L.C., Fir Tree, Inc. and Camellia Partners, LLC, and Andrew Fredman is a principal of Camellia Partners, LLC.
(5)	Derived from Schedule 13G filed by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman on February 13, 2007. The business address of The Baupost Group, L.L.C. is 10 St. James Avenue, Suite 2000, Boston Massachusetts 02116. The Baupost Group, L.L.C. is a registered investment advisor and exercises voting and investment control over 1,536,020 shares of common stock. SAK Corporation is the manager of The Baupost Group. Seth A. Klaren, the sole director of SAK Corporation and a controlling person of The Baupost Group, L.L.C., may be deemed to beneficially own 1,536,020 shares of common stock.
(6)

Derived from a Schedule 13G filed by Satellite Fund II, L.P. (“Satellite II”), Satellite Fund IV, L.P. (“Satellite IV”), Satellite Overseas Fund, Ltd. (“Satellite Overseas”), The Apogee Fund, Ltd. (“Apogee”), Satellite Overseas Fund V, Ltd. (“Satellite Overseas V”), Satellite Overseas Fund VI, Ltd. (“Satellite Overseas VI”), Satellite Overseas Fund VII, Ltd. (“Satellite Overseas VII”), Satellite Overseas Fund VIII, Ltd. (“Satellite VIII”), Satellite Overseas Fund IX, Ltd. (“Satellite IX”), Satellite Asset Management, L.P. (“Satellite Asset Management”), Satellite Fund Management LLC (“Satellite Fund Management”) and Satellite Advisors, L.L.C. (“Satellite Advisors”) on February 14, 2007. The business address of each of the foregoing entities is 623 Fifth Avenue, 19th Floor, New York, New York 10022. Satellite II is the beneficial owner of 268,390 shares of common stock. Satellite IV is the beneficial owner of 51,410 shares of common stock. Satellite Overseas is the beneficial owner of 685,420 shares of common stock. Apogee is the beneficial owner of 125,060 shares of common stock. Satellite Overseas V is the beneficial owner of 53,970 shares of common stock. Satellite Overseas VI is the beneficial owner of 18,650 shares of common stock. Satellite Overseas VII is the beneficial owner of 32,250 shares of common stock. Satellite Overseas VIII is the beneficial owner of 56,360 shares of common stock. Satellite Overseas IX is the beneficial owner of 60,990 shares of common stock. Satellite Asset Management is the beneficial owner of 1,352,500 shares of common stock. Satellite Fund Management is the beneficial owner of 1,352,500 shares of common stock. Satellite Advisors is the beneficial owner of 319,800 shares of common stock. Satellite Advisors has discretionary investment trading authority over the shares of common stock beneficially owned by Satellite II and Satellite IV (collectively, the Delaware Funds”). Satellite Asset Management has discretionary investment trading authority over the shares of common stock beneficially owned by Satellite Overseas, Apogee, Satellite Overseas V, Satellite Overseas VI, Satellite Overseas VII, Satellite Overseas VIII and Satellite Overseas IX (collectively, the “Offshore Funds”). The general partner of Satellite Asset Management is Satellite Fund Management. Satellite Fund Management and Satellite Asset Management each share the same executive committee that makes investment decisions on behalf the Delaware Funds and the Offshore Funds and investment decisions made by such executive committee, when necessary, are made through the approval of the majority of the executive committee members. Satellite Advisors, L.L.C., the general partner of the Delaware Funds, and Satellite Asset Management, L.P., the investment advisor of the Offshore Funds, each have the control to direct the receipt of dividends from, or proceeds from the sale of, the securities held for the accounts of their respective funds.

(7)	Derived from a Schedule 13G filed on January 16, 2007 by Sowood Capital Management LP and Sowood Capital Management LLC. The business address of Sowood Capital Management LP and Sowood Capital Management LLC is 500 Boylston Street, 17th Floor, Boston, Massachusetts 02116. Sowood Capital Management LP and Sowood Capital Management LLC exercise shared voting control and investment control over 1,128,100 shares of common stock. Jeffrey B. Larson may be deemed to beneficially own the 1,128,100 shares of common stock because he may be deemed to control Sowood Capital Management LLC. Jeffrey B. Larson’s principal business address is 500 Boylston Street, 17th Floor, Boston, Massachusetts 02116.
(8)	Derived from a Schedule 13G filed on April 9, 2007 by Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss, PhD. The business address of Weiss Asset Management, LLC is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The business address of Weiss Capital, LLC is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The business address of Andrew M. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. Weiss Asset Management, LLC is the beneficial owner of 771,644 shares of common stock. Weiss Capital, LLC is the beneficial owner of 299,606 shares of common stock. Andrew M. Weiss is the Managing Member of Weiss Asset Management, LLC and Weiss Capital, LLC. Andrew Weiss shares voting and investment control with each of Weiss Asset Management, LLC and Weiss Capital, LLC with respect to the shares of common stock beneficial owned by these entities. Andrew M. Weiss disclaims beneficial ownership of the shares of common stock held by Weiss Asset Management, LLC and Weiss Capital, LLC except to the extent of his pecuniary interest therein.
(9)	Derived from Amendment No. 1 to Schedule 13G filed by Context Capital Management, LLC, Michael S. Rosen, William D. Fertig, Context Offshore Advantage Fund, Ltd. and Context Advantage Master Fund, LP. The business address of Context Capital Management, LLC, Michael S. Rosen and William D. Fertig is 12626 High Bluff Drive, Suite 440, San Diego, California 92130. The business address of Context Offshore Advantage Fund, Ltd. and Context Advantage Master Fund, L.P. is c/o Hedgeworks Fund Services Limited, P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Context Capital Management, LLC, Michael S. Rosen and William D. Fertig are the beneficial owners of, and exercise voting control over, 1,041,450 shares of common stock. Michael S. Rosen is the co-chairman, chief executive officer and manager of Context Capital Management, LLC. William D. Fertig is the co-chairman, chief investment officer and manager of Context Capital Management, LLC. Context Offshore Advantage Fund, Ltd is the beneficial owner of 905,453 shares of common stock. Context Capital Management, LLC is the investment advisor of Context Offshore Advantage Fund Ltd. Context Offshore Advantage Fund, Ltd. and Context Capital Management, LLC share voting and investment control with respect to the 905,453 shares of common stock beneficially owned by Context Offshore Advantage Fund, Ltd. Context Advantage Master Fund, L.P. is the beneficial owner of 1,040,750 shares of common stock. Context Capital Management, LLC is the general partner of Context Advantage Master Fund, L.P. Context Capital Management, LLC and Context Advantage Master Fund, L.P. share voting and investment control with respect to the 1,040,750 shares of common stock beneficially owned by Context Advantage Master Fund, L.P.

(10)	The business address of this individual is c/o HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017. Sean McDevitt holds warrants to purchase 1,071,429 shares of common stock. The warrants are exercisable commencing on the later of HAPC’s completion of a business combination or April 11, 2007, and expire on April 11, 2011 or earlier upon HAPC’s redemption of the warrants.
(11)	The business address of this individual is c/o HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017.
(12)	The business address of this individual is c/o HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017.
(13)	The business address of this individual is c/o HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017.
(14)	The business address of this individual is c/o HAPC, INC., 350 Madison Avenue, 20th Floor, New York, New York 10017.
(15)	Each individual has agreed that if he or she ceases to be an officer or director of HAPC prior to the dates specified below (other than as a result of (i) disability, as determined by the HAPC Board of Directors or as certified by a physician in a letter to the HAPC Board of Directors, (ii) death, (iii) removal without cause, or (iv) resignation for good reason), the portion of the shares specified below will be forfeited and transferred back to HAPC:

Termination of Services Prior to:	Shares Forfeited
June 30, 2006	100%
December 31, 2006	75%
June 30, 2007	50%
December 31, 2007	25%

All of the common stock issued to these individuals will vest upon completion of the acquisition of InfuSystem.

HAPC granted a purchase option to FTN Midwest Securities Corp. at the closing of the initial public offering on April 18, 2006 to acquire 833,333 units for $100. Similar to the units issued in connection with the initial public offering, the units issuable upon exercise of the purchase option consist of one share of common stock and one warrant. Each warrant underlying the purchase option, however, entitles the holder to purchase one share of our common stock at a price of $6.25 per share. The purchase option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. Additionally, the terms of the purchase option provide that: (i) HAPC is not obligated to deliver any securities pursuant to the exercise of the purchase option unless a registration statement under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants which are issuable upon exercise of the purchase option is effective; and (ii) FTN is not entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in securities if the common stock issuable upon exercise of the warrants is not covered by an effective registration statement.

Securities Authorized for Issuance Under Equity Compensation Plans

HAPC does not currently have any authorized or outstanding equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Sean McDevitt is the chairman of HAPC’s Board of Directors and Pat LaVecchia is HAPC’s Secretary and a member of HAPC’s Board of Directors. Sean McDevitt and Pat LaVecchia were previously managing directors of FTN Midwest Securities Corp., the underwriter of HAPC’s initial public offering and advisor in connection with the acquisition of InfuSystem. Mr. McDevitt resigned from his position as a managing director of FTN Midwest Securities Corp. effective January 19, 2007 and Mr. LaVecchia resigned from his position as a managing director of FTN Midwest Securities Corp. effective February 2, 2007.

HAPC has entered into an agreement with FTN Midwest Securities Corp. under the terms of which FTN Midwest Securities Corp. will make available to HAPC certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in the New York area as may be required by HAPC from time to time, situated at 350 Madison Avenue, 20th Floor, New York, New York, or any successor location. Such services will be of the same quality and condition as made available by FTN Midwest Securities Corp. to itself, provided that no disruption of FTN Midwest Securities Corp.’s day-to-day business will result from the provision of the services. In exchange therefor, HAPC will pay FTN Midwest Securities Corp. the sum of $1 per year.

HAPC has entered into agreements with FTN Midwest Securities Corp. and Sean McDevitt and Pat LaVecchia, under the terms of which each of them has agreed to present to HAPC for its consideration any opportunity to acquire all or substantially all of the outstanding equity securities of, or otherwise acquire a controlling equity interest in, an operating business in the healthcare, or a healthcare-related, sector, provided that they are under no obligation to present to HAPC any opportunity involving a business in the healthcare, or a healthcare-related, sector seeking a strategic combination with another operating business in the healthcare, or a healthcare-related, sector. The opportunity to consider the acquisition of InfuSystem was presented to HAPC by FTN Midwest Securities Corp. pursuant to this agreement.

HAPC has sold to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units comprised of one share of common stock and two warrants. The units issuable upon exercise of the option are identical to those offered in HAPC’s initial public offering except that the warrants included in the option units have an exercise price of $6.25 (125% of the exercise price of the warrants included in the units sold in the initial public offering). This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and April 11, 2007.

None of HAPC’s officers and directors are required to commit their full time to its affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

In the course of their other business activities, HAPC’s officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to HAPC as well as the other entities with which they are affiliated. For a complete description of HAPC’s management’s other affiliations, see “Item 10 – Directors, Executive Officers and Corporate Governance.”

HAPC’s officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by HAPC.

HAPC’s officers and directors (other than Messrs. McDevitt and LaVecchia) own shares of HAPC common stock, which are subject to forfeiture provisions and lock-up agreements restricting their sale until six months after a business combination is successfully completed. The shares owned by HAPC’s directors and officers will be worthless if HAPC does not consummate a business combination. Therefore, HAPC’s management may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of HAPC’s directors and officers may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner.

Messrs. McDevitt and LaVecchia have, collectively, committed to purchase $1,000,000 of warrants in the market at prevailing market prices or from HAPC at a price of $0.70 per warrant, subsequent to the preliminary filing of HAPC’s proxy statement relating to the acquisition of InfuSystem with the SEC.

On December 28, 2006, HAPC issued and sold to Sean McDevitt 624,286 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. Mr. McDevitt purchased the warrants on his own behalf. Each warrant represents the right to purchase one share of common stock at an exercise price of $5.00 per share. The warrants are exercisable commencing on the later of HAPC’s completion of a business combination or April 11, 2007, and expire on April 11, 2011 or earlier upon HAPC’s redemption of the warrants. HAPC may redeem the warrants in whole, and not in part, at a price of $0.01 per warrant, at any time after the warrants become exercisable, provided that Mr. McDevitt receives no less than 30 days written notice prior to the redemption and the last reported sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Mr. McDevitt. The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to future adjustments in the event that HAPC subdivides or combines its outstanding shares of common stock or issues a stock dividend. HAPC issued and sold to Mr. McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 as of April 12, 2007 (the date HAPC received payment for such warrants). These warrants are subject to the same terms and conditions as the warrants purchased by Mr. McDevitt in December 2006. To date, Mr. McDevitt has purchase 1,071,429 of warrants from HAPC at an aggregate purchase price of $750,000.

HAPC’s Board of Directors, with Messrs. McDevitt and LaVecchia not participating, have determined to grant to them 2,000,000 and 416,666 shares, respectively, of HAPC common stock. These shares will not be transferred until six months after the completion of a business combination or, if later, April 11, 2007.

HAPC’s officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Director Independence

The Board of Directors of HAPC has affirmatively determined the independence of each director and nominee for election as a director in accordance with the elements of independence set forth in the Nasdaq listing standards. Based upon information solicited from each nominee, the Board of Directors of HAPC has determined that Jean Pierre Millon and Wayne Yetter have no material relationship with HAPC (either directly or as a partner, stockholder or officer of an organization that has a relationship with HAPC) and are “independent” within the meaning of Nasdaq’s director independence standards and Audit Committee independence standards, as currently in effect. Sean McDevitt (Chairman of the Board), John Voris (Chief Executive Officer) and Pat LaVecchia (Secretary) are not considered independent in accordance with Nasdaq’s requirements.

Item 14.	Principal Accounting Fees and Services.

The following presents aggregate fees billed to HAPC for the fiscal years ended December 31, 2006 and December 31, 2005 by Deloitte & Touche LLP, HAPC’s independent registered public accounting firm and Miller, Ellin and Company, LLP, HAPC’s former independent registered public accounting firm and outside accountants.

Audit Fees

There were $269,800 in audit fees billed by Deloitte & Touche LLP for the fiscal year ended December 31, 2006. These fees were for professional services rendered for audits of annual consolidated financial statements and for reviews of HAPC’s quarterly reports on Form 10-Q and proxy statement. There were no audit fees billed by Deloitte & Touche LLP for the fiscal year ended December 31, 2005.

There were $71,475 in audit fees billed by Miller, Ellin and Company, LLP for the fiscal year ended December 31, 2006. These fees were for professional services rendered for audits of annual consolidated financial statements and for reviews of HAPC’s registration statement on Form S-1 and quarterly reports on Form 10-Q. There were no audit fees billed by Miller, Ellin and Company, LLP for the fiscal year ended December 31, 2005.

Audit Related Fees

There were no audit related fees billed by Deloitte & Touche LLP or Miller, Ellin and Company, LLP for the fiscal years ended December 31, 2006 and December 31, 2005.

Tax Fees

There were no tax fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2006 and December 31, 2005. There were $2,100 in tax fees billed by Miller, Ellin and Company, LLP for the fiscal year ended December 31, 2006 and no tax fees billed by Miller, Ellin and Company, LLP for the fiscal year ended December 31, 2005.

All Other Fees

There were no other fees billed by Deloitte & Touche LLP or Miller, Ellin and Company, LLP for the fiscal years ended December 31, 2006 and December 31, 2005.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and the procedure for pre-approving all audit and non-audit services to be performed by HAPC’s independent registered public accounting firm. The policy requires pre-approval of all services rendered by HAPC’s independent registered public accounting firm either as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case by case basis. All of the audit and non-audit services described herein were pre-approved by the Audit Committee.

The services provided for 2006 were 99.4 % audit services, 0 % audit related fees, 0.6% tax fees and 0% all other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3) Exhibits

The following exhibits are being filed herewith:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGN ATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPC, INC.

Date: April 27, 2007	By:	/s/ John Voris
John Voris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 27, 2007	/s/ John Voris
John Voris
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2007	/s/ Erin S. Enright
Erin S. Enright
Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Date: April 27, 2007	/s/ Sean McDevitt
Sean McDevitt
Chairman of the Board

Date: April 27, 2007	/s/ Pat LaVecchia
Pat LaVecchia
Secretary and Director

Date: April 27, 2007	/s/ Wayne Yetter
Wayne Yetter
Director

Date: April 27, 2007	/s/ Jean-Pierre Millon
Jean-Pierre Millon
Director