Form 10-Q
period 2007-03-31
HAPC, Inc.
filed 2007-05-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

HAPC, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Madison Avenue, New York, New York 10017

(Address of Principal Executive Offices including zip code)

(212) 418-5070

(Registrant’s Telephone Number, Include Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 9, 2007, 18,625,252 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007, the three months ended March 31, 2006 and for the period from August 15, 2005 (inception) to March 31, 2007	2

	Condensed Consolidated Statements of Stockholders Equity (Deficit) for the period August 15, 2005 (inception) to December 31, 2005, the year ended December 31, 2006 and for the three months ended March 31, 2007	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007, the three months ended March 31, 2006 and for the period from August 15, 2005 (inception) to March 31, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II -	OTHER INFORMATION

Item 6.	Exhibits	29

Signatures		30

Item 1.	Financial Statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31, 2007	December 31, 2006
Current Assets:
Cash and cash equivalents	$61,863	$427,372
Investments held in trust	99,297,879	98,151,128
Prepaid expenses and other current assets	290,890	445,369
Deferred acquisition costs	1,818,383	1,273,961

Total assets	$101,469,015	$100,297,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – other	$377,625	$289,738
Ticking fee payable to I-Flow	226,042	63,542
Accrued professional fees	990,930	405,079
Accrued franchise tax	—	165,000
Accrued expenses – other	17,931	27,964
Stockholder advance	100	100
State and City taxes payable	145,051	—
Deferred underwriting fees	5,467,581	5,467,581
Warrant liabilities	7,087,606	9,112,636

Total Current Liabilities	14,312,866	15,531,640

COMMITMENTS

Common stock subject to possible conversion 3,373,363 and 0 shares, respectively at conversion value	19,849,646	19,620,410

Stockholders’ Equity
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding		—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively and outstanding 18,625,252 and 1,750,001, respectively	2,104	2,104
Additional paid-in capital	73,413,718	73,027,803
Deficit accumulated during the development stage	(6,109,319)	(7,884,127)

Total stockholders’ equity	67,306,503	65,145,780

Total liabilities and stockholders’ equity	$101,469,015	$100,297,830

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	For the period From August 15, 2005 (inception) to March 31, 2007
Revenues	$—	$—	$—
Operating expenses:
Compensation expense	615,051	2,196,616	20,349,593
Guaranty fee	—	—	100,000
General and Administrative Expenses – other	403,027	573	1,322,321

	1,018,078	2,197,189	21,771,914

Loss from operations	(1,018,078)	(2,197,189)	(21,771,914)

Other Income (Expenses):
Interest income	1,150,827	—	4,354,647
Interest expense	—	788	(1,604)
Ticking fee	(162,500)	—	(257,292)
Gain on warrant liabilities	2,025,030	—	12,825,190

	3,013,357	788	16,920,941

Income (Loss) before provision for income taxes	1,995,279	(2,197,977)	(4,850,973)

Provision for income taxes	220,471	744	1,258,346

Net Income (Loss)	$1,774,808	$(2,198,721)	$(6,109,319)

Net Income (Loss) per share:
basic	$0.10	$(1.26)	$(0.51)
diluted	0.08	(1.26)	(0.51)
Weighted average shares outstanding:
basic	18,625,252	1,750,001	11,976,987
diluted	22,417,488	1,750,001	11,976,987

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005 and the year ended December 31, 2006 and for the three months ended March 31, 2007

(Unaudited)

	Common Stock			Deficit Accumulated During the Development Stage	Treasury Stock
	Shares	Par Value $0.0001 Amount	Paid in Capital in Excess of Par		Shares	Amount	Total Stockholders’ Equity
Balances at August 15, 2005	—	$—	$—	$—	—	$—	$—
Common stock issues September 13, 2005	4,166,667	417	24,583	—	—	—	25,000
Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	(25,000)	—	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	24,407	—	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	$417	$23,990	$(24,783)	(2,416,666)	$—	$(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506
Reclassifications of proceeds allocated to warrants-derivative liabilities	—	—	(19,912,796)	—	—	—	(19,912,796)
Non-cash compensation	—	—	13,049,996	—	—	—	13,049,996
Expenses of offering	—	—	(10,826,601)	—	—	—	(10,826,601)
Non-cash charge related to sale of option	—	—	1,966,666	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	6,660,139	—	—	—	6,660,139
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,620,410)	—	—	—	(19,620,410)
Issuance of warrants	—	—	437,000	—	—	—	437,000
Net loss	—	—	—	(7,859,344)	—	—	(7,859,344)

Balances at December 31, 2006	21,041,918	$2,104	$73,027,803	$(7,884,127)	(2,416,666)	$—	$65,145,780
Net Income	—	—	—	1,774,808	—	—	1,774,808
Current period adjustment to proceeds subject to possible conversion of 3,373,363 shares	—	—	(229,236)	—	—	—	(229,236)
Issuance of option to purchase 833,333 units to FTN Midwest	—	—	100	—	—	—	100
Amortization of stock based compensation expense	—	—	615,051	—	—	—	615,051

Balances at March 31, 2007	21,041,918	$2,104	$73,413,718	$(6,109,319)	(2,416,666)	$—	$67,306,503

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	For the period from August 15, 2005 (inception) to March 31, 2007
Cash flows from operating activities:
Net income (loss)	$1,774,808	$(2,198,721)	$(6,109,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on warrant liabilities	(2,025,030)	—	(12,825,190)
Interest income on investments held in trust	(1,146,751)	—	(4,330,243)
Withdrawal of interest earned on investments held in trust	—	—	1,247,157
Amortization of stock based compensation	615,051	2,196,616	7,275,190
Non-cash compensation satisfied by grant of stock	—	—	13,049,996
Stock issued for services	—	—	24,407
Changes in current assets and liabilities:
Decrease (Increase) in prepaid expenses and other current assets	154,479	—	(290,890)
Increase in accounts payable – other	113,137	—	216,022
Increase in ticking fee payable to I-Flow	162,500	—	226,042
Decrease in accrued franchise tax	(165,000)	—	—
(Decrease) Increase in accrued expenses – other	(23,805)	1,949	4,159
Increase in accrued professional fees	122,167	—	181,796
Increase in State and City taxes payable	145,051		145,051

Net cash used in operating activities	(273,393)	(156)	(1,185,822)

Cash flows from investing activities:
Purchase of investments held in trust	—	—	(96,214,793)
Payment of deferred acquisition costs	(92,216)	—	(833,874)

Net cash used in investing activities	(92,216)	—	(97,048,667)

Cash flows from financing activities:
Advance from initial stockholder	—	—	100
Proceeds from issuance of option to purchase units to FTN Midwest	100	—	100
Proceeds from notes payable	—	—	85,000
Proceeds from issuance of warrants		—	437,000
Payment of notes payable	—	—	(85,000)
Payment of offering costs	—	(4,237)	(3,392,354)
Proceeds from public offering	—	—	81,631,096
Proceeds from issuance of shares of stock subject to possible conversion	—	—	19,620,410

Net cash provided by (used in) financing activities	100	(4,237)	98,296,352

Net change in cash	(365,509)	(4,393)	61,863
Cash, beginning of period	427,372	13,590	—

Cash, end of period	$61,863	$9,197	$61,863

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$1,304
Cash paid for taxes	169,141	—	1,422,685
Schedule of Non-Cash Financing Transactions:
Options issued to underwriter	$100	$—	$1,966,666
Deferred underwriting fees	—	—	5,467,581
Issuance of notes payable to treasury stock	—	—	25,000
Warrant obligations in connection with sale units in offering	—	—	19,912,796

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The information in this Report on Form 10-Q includes the financial position of HAPC, INC. and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, the “Company”) as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The financial statements of all entities are consolidated and all intercompany accounts are eliminated upon consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of HAPC, INC. (formerly Healthcare Acquisition Partners Corp.) (the “Company”) as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. As disclosed in Note 11, the Company has identified an acquisition candidate, InfuSystem, Inc. (“InfuSystem”) and has entered into an agreement to acquire all of the issued and outstanding stock of InfuSystem through a wholly-owned subsidiary of the Company.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Company’s initial public offering (the “IPO”), or 24 months from the consummation of the IPO in the event that a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period.

Substantially all activity through March 31, 2007 relates to the Company’s formation, the IPO and efforts related to the pending acquisition of InfuSystem described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s IPO was declared effective on April 11, 2006. The Company consummated the IPO on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. Substantially all of the net proceeds of the IPO are intended to be applied toward acquiring InfuSystem.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Of the proceeds of the IPO, $96,214,793 was deposited and is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the acquisition of InfuSystem or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,467,581 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if the acquisition of InfuSystem is consummated, but which will be forfeited if public stockholders vote against the proposed acquisition and elect to have their shares redeemed for cash if the acquisition of InfuSystem is not consummated. Pro rata decreases in the Discount will occur if the acquisition of InfuSystem is consummated but there are up to 19.99% dissenting stockholders who vote against the acquisition proposal and elect to have their shares redeemed for cash. The remaining amount of the proceeds were used to pay business, legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. The Company continues to recapitalize its working capital requirements by issuing additional securities such as the sale of warrants on December 28, 2006 for $437,000 and on April 12, 2007 for $313,000 as discussed in Note 9.

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

Share Based Payment

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

The compensation expense recognized for the three months ended March 31, 2007 and 2006 was $615,051 and $2,196,616, respectively. The compensation expense recognized for the period from August 15, 2005 (inception) to December 31, 2006 was $20,349,593.

Accounting for Warrants and Derivative Instruments

On April 18, 2006, the Company consummated its IPO of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units to FTN Midwest Securities Corp., the underwriter of its IPO, pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations.

Sales of warrants that are required to be settled in unregistered shares of common stock are treated as equity and included in additional paid in capital.

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

The Company has a total deferred tax asset of $4,436,999 related to the compensation expense associated with the reserve of certain shares of its common stock currently held as treasury stock for two directors and other expenses. The Company has established a reserve for the full amount of the benefit based on the uncertainty that the benefit will be fully utilized.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the periods related to the stock options and warrants. The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per share computations for net income (loss) for the following periods:

	Three Months Ended March 31,			For the Period From August 15, 2005 (inception) to March 31, 2007
	2007	2006
Numerator:
Net income (loss)	$1,774,808	$(2,198,721)		$(6,109,319)
Denominator:
Weighted average common shares outstanding:
Basic	18,625,252	1,750,001		11,976,987
Diluted	22,417,488	1,750,001	(1)	11,976,987

Net income (loss) per share:
Basic	$0.10	$(1.26)		$(0.51)
Diluted	$0.08	$(1.26	) (1)	$(0.51)

(1)	As of March 31, 2006, the Company had no options or warrants outstanding.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which had no impact on its consolidated financial condition, results of operations or cash flows.

We classify interest on tax deficiencies as interest expense and income tax penalties as penalties expense. At January 1, 2007 (date of adoption) and at March 31, 2007, no liabilities have been recorded for uncertain tax positions pursuant to FIN 48, as the Company determined that all previously determined tax positions are highly certain. In addition, the Company did not record a cumulative effect adjustment related to the adoption on FIN 48.

As of January 1, 2007 (date of adoption) and March 31, 2007, the tax years 2005 and 2006 remain subject to examination by major tax jurisdictions.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FASB No. 157”) which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its consolidated financial condition, results of operations or cash flows upon adoption.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recently issued accounting pronouncements

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

On April 18, 2006, the Company sold 16,666,667 units (“Units”) to the public at a price of $6.00 per unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a business combination or one year from the effective date of the IPO and expiring five years from the effective date of the IPO. The Company may call the warrants for redemption in whole and not in part at a price of $.01 per warrant at any time after the warrants become exercisable. They cannot be redeemed unless the warrant holders receive written notice not less than 30 days prior to the redemption; and, if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders. In connection with the IPO, the Company paid to FTN Midwest Securities Corp. an underwriting discount of 7% of the IPO price and a non–accountable expense allowance of 1% of the IPO price.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Initial Public Offering (Continued)

In addition, on April 18, 2006, the Company issued to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units. The units issuable upon exercise of this option are identical to those offered in the IPO, except that each of the warrants underlying this option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination or one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. The Company received payment of $100 for this option in the first quarter of 2007.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company determined that the fair value of the option on the date of sale was $2.36 per unit, or $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%. Accordingly, this amount was recorded as an expense of the offering resulting in a charge directly to stockholders’ equity during 2006.

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

Investments held in trust at March 31, 2007 and December 31, 2006, consist of a United States Treasury money market account with a carrying value of $99,297,879 and $98,151,128, respectively. The fair value of the investments approximate the carrying value.

5.	Notes Payable

On September 28, 2005, the Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC (“Holdings”), a company owned by certain directors of the Company. The note bears interest at a rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates an initial public offering.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Notes Payable (Continued)

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

Interest expense for the three months ended March 31, 2007 and 2006 was $0 and $788, respectively.

6.	Warrant Liabilities

The warrants will be exercisable only if at the time of exercise (i) a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the common stock underlying the warrants issuable upon exercise of the option is effective, or (ii) in the opinion of counsel to the Company or counsel to the option holder reasonably satisfactory to the Company, the exercise of the warrants is exempt from the registration requirements of the Securities Act and such securities are qualified for sale or exempt from qualification under applicable securities laws of the states or other jurisdictions in which the registered holders reside. The warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise or issuance would be unlawful. The option holder is not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement.

The Company has determined that the warrants issued in connection with the IPO including the overallotment shares issued on May 18, 2006 are classified as liabilities in accordance with EITF 00-19. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair values of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at March 31, 2007 and December 31, 2006 were $7,087,606 or $0.21 per warrant and $9,112,636 or $0.27 per warrant, respectively.

7.	Related Party Transactions

The Company was initially funded by Healthcare Acquisition Holdings, LLC. Cash was received from the issuance of two unsecured promissory notes (see Note 5). The proceeds were used as working capital until the Company was able to consummate its IPO. Both notes were repaid in full in May 2006.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions (Continued)

Two of the Company’s directors were former Managing Directors of FTN Midwest Securities Corp. Mr. McDevitt resigned from his position as Managing Director of FTN Midwest Securities Corp. effective January 19, 2007 and Mr. LaVecchia resigned from his position as Managing Director of FTN Midwest Securities Corp. effective February 2, 2007. FTN Midwest Securities Corp., who was the underwriter in the Company’s IPO, received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia on the date that is the later of six months after the completion of the acquisition of InfuSystem, or another business combination or April 11, 2007.

The Company currently utilizes and will continue to utilize certain administrative, technological and secretarial services, as well as certain limited office space provided by FTN Midwest Securities Corp. until the consummation of a business combination by the Company. The Company has agreed to pay $1 per year for such services commencing on the effective date of the IPO and continuing monthly thereafter.

Refer to Note 11 for discussion of the Termination and Break Up Fee and the related guaranty.

As disclosed in Note 11, the Company is paying a ticking fee to I-Flow in consideration of its acquisition of InfuSystem. The Company incurred a charge of $162,500 related to the ticking fee during the three months ended March 31, 2007, which was recorded in other income (expenses).

8.	Income Taxes

The major components of deferred tax assets at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Stock based compensation	$4,436,999	$4,503,228
Valuation allowance	(4,436,999)	(4,503,228)

	$—	$—

At March 31, 2007 and December 31, 2006, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty that the benefit will be fully utilized.

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

Certain of the Company’s officers and directors have committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors have agreed not to sell or transfer the warrants until after the Company has consummated a business combination. On December 28, 2006, the Company issued 624,286 warrants to purchase common stock to Sean McDevitt, Chairman of the Board of Directors of the Company, at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. The warrants have an exercise price of $5.00 per share of common stock and are exercisable commencing on the Company’s completion of a business combination and expiring April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued. The Company issued to Mr. McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 on April 12, 2007. The warrants issued to Mr. McDevitt in April 2007 are subject to the same terms and conditions as the warrants issued to Mr. McDevitt in December 2006. Mr. McDevitt has agreed not to sell or transfer the warrants purchased in December 2006 or April 2007 until after HAPC has consummated a business combination. The warrants issued and sold to Mr. McDevitt in December 2006 and April 2007 were not registered under the Securities Act. As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

The initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

The Company has agreed to reimburse its initial stockholders for (a) any income tax liability incurred by the Company’s initial stockholders as a result of the award of their shares and/or the vesting of such shares (other than tax liability due as a result of their sale of such shares) and (b) all reasonable out-of-pocket expenses incurred by the initial stockholders in connection with their activities on the Company’s behalf.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares of common stock to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $615,051 and $2,196,616 was charged to expense for the three months ended March 31, 2007 and 2006, respectively. The amount charged to expense for the period from August 15, 2005 (inception) to March 31, 2007 was $7,299,597. The Company will recognize the remaining $1,135,408 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for good reason, the portion of the shares to be forfeited is as follows:

June 30, 2006	100%
December 31, 2006	75%
June 30, 2007	50%
December 31, 2007	25%

The remaining 2,416,666 shares of the Company’s common stock transferred back to the Company and not transferred to members of the Company’s management team on December 30, 2005 are being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

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

Entry into a Material Definitive Agreement

On September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow Corporation, a Delaware corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of HAPC (“Acquisition Sub”) and InfuSystem, a California corporation and wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Acquisition Sub will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Sub will merge with and into InfuSystem. After the merger, Acquisition Sub will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc. The Stock Purchase Agreement originally provided that in the event the acquisition of InfuSystem was not consummated by April 30, 2007, the Stock Purchase Agreement was terminable by the Company or I-Flow. On April 30, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 1 to the Stock Purchase Agreement extending the termination date from April 30, 2007 to June 29, 2007.

HAPC’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) requires that the acquisition must be approved by the holders of a majority of the shares of HAPC common stock sold in HAPC’s April 2006 IPO. The acquisition cannot be completed if holders of 20% or more of the shares of HAPC common stock sold in the IPO vote against the acquisition and, as permitted by the Certificate of Incorporation, demand that their shares be converted (the “Conversion Rights”) into the right to receive a pro rata portion of the net proceeds of the IPO held in a trust account established for this purpose at the time of the IPO (the approval of the majority of the shares cast together with the exercise of the Conversion Rights by less than 20% of the HAPC common stock issued in the IPO, “HAPC Stockholder Approval”). If the holders of less than 20% of the shares of HAPC common stock exercise their Conversion Rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

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

Termination and Break Up Fee

Payment of the break up fee has been guaranteed to I-Flow by Messrs. Sean McDevitt and Philip B. Harris (the “Guarantors”) pursuant to a Continuing Guaranty provided by the Guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by HAPC and the Guarantors on September 29, 2006, HAPC has agreed to pay the Guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. HAPC has also agreed to immediately reimburse the Guarantors for any payments actually made by them in connection with the Continuing Guaranty. The Guarantors have waived any rights they may have to bring claims against the trust account to satisfy reimbursements owed to them under the Guaranty Fee and Reimbursement Agreement. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable. During 2006, the Company incurred a charge to operating expenses for $100,000 related to the Guaranty Fee and Reimbursement Agreement.

There can be no assurance that the Stock Purchase Agreement can be consummated. In the event that the proposed acquisition is not undertaken, it is likely that the Company will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and the Audited Financials included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

Management’s discussion and analysis addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management believes the following critical accounting policies involve its more significant judgments and estimates used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates and judgments including those related to intangible assets, income taxes, share-based payment and contingencies.

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

Valuation of Warrants

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. Before the warrants were publicly traded, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to comparative companies. The warrants included in the units sold in our initial public offering and the underwriter’s over allotment option began to be publicly traded on the Over the Counter Bulletin Board on June 15, 2006, and consequently the market value of the warrants is reflected as the fair value of the warrants at each period end. To the extent that the market prices of our warrants increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

Prior to entering into the Stock Purchase Agreement, dated as of September 29, 2006, with I-Flow Corporation (“I-Flow”), InfuSystem, Inc. (“InfuSystem”) and Iceland Acquisition Subsidiary, Inc. (“Iceland Acquisition Subsidiary”), we were engaged in sourcing a suitable business combination candidate. We had met with target companies, service professionals and other intermediaries to discuss with them the background of our management and combination preferences. In the course of these discussions, we also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we were operating before the proceeds of the offering are returned to investors.

Overall, we would conclude that the environment for target companies has been competitive and believe that private equity firms and strategic buyers represent our biggest competition. Our management believes that many of the fundamental drivers of alternative investment vehicles like our company are becoming more accepted by investors and potential business combination targets. These drivers include a difficult environment for initial public offerings, a cash-rich investment community looking for differentiated opportunities for incremental yield and business owners seeking new ways to maximize their stockholder value while remaining invested in the business.

From August 2005 (inception) until December 31, 2005, we had net losses of $24,783.

On April 18, 2006, we consummated our initial public offering of 16,666,667 units at a price of $6.00 per unit. Each unit consists of one share of our common stock, $.0001 par value, and two redeemable common stock purchase warrants. The common stock and warrants started trading separately on the OTC Bulletin Board as of June 15, 2006.

Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the initial public offering and expiring five years from the effective date of the initial public offering.

Our net proceeds from the sale of the units were $98,011,000 which includes a contingent underwriting fee of $5,468,000. Of this amount, $96,215,000 was deposited in trust. The remaining $1,780,000 was held outside of the trust for use to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The $1,780,000 of net proceeds of the initial public offering held outside the trust were exhausted at December 31, 2006, however, the sale of warrants on December 28, 2006 for $437,000 replenished the cash held outside of the trust account.

As of March 31, 2007, we had (i) $61,863 in cash outside the trust and (ii) $1,757, 579 in current liabilities including accrued legal fees, due diligence expenses and related transaction expenses and taxes. The consideration of $140,000,000 to be paid to I-Flow in connection with the acquisition of InfuSystem will be funded using cash held in the trust account and by a promissory note payable to I-Flow in the initial principal amount of $55,000,000 to be increased up to $75,000,000 depending on the number of our stockholders who exercise their conversion rights. Accordingly, we believe that we have adequate funds to complete the proposed acquisition of InfuSystem. In the event the business combination is not completed, we could try to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However there is no guarantee that we would be successful in completing such fundraising on terms acceptable to us and we may be forced to liquidate.

We received net proceeds of approximately $98,011,000. Of the net proceeds, $5,468,000 is payable to FTN Midwest Securities Corp. (“FTN”) as an underwriting fee upon our consummation of a business combination. At the time of the initial public offering, we estimated that we would deposit proceeds of $95,000,000 or $109,560,000 (if the underwriter’s overallotment option was exercised in full) into the trust account. FTN partially exercised its overallotment option of 2,500,000 units by purchasing 208,584 units from us. As a result, we deposited $96,215,000 of net proceeds from the initial public offering into the trust account. Set forth below are our estimated uses of the net proceeds of $1,780,000 held outside the trust account as determined at the time of the initial public offering:

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

Results of Operations for the Three Months Ended March 31, 2007 Compared with March 31, 2006

During the three months ended March 31, 2007, we had not yet consummated a business combination; however, we signed a material definitive agreement (see Note 11 to the Condensed Consolidated Financial Statements) and incurred non-cash expense of $615,051, which represented the amortization of stock based compensation as well as a non-cash gain on warrant liabilities of $2,025,030.

The amortization of stock based compensation of $615,051 for the three months ended March 31, 2007 was lower than the amount for the three months ended March 31, 2006 of $2,196,616. The amortization of stock based compensation was calculated based on the forfeiture period as discussed in Note 10 of the Condensed Consolidated Financial Statements.

General and administrative expenses increased for the three months ended March 31, 2007, compared with the three months ended March 31, 2006 from $573 to $403,027. The increased general and administrative expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily relates to directors and officers fees and insurance and professional fees related to the preparation and review of our financial statements and filings with the SEC incurred during 2007 that were not incurred during 2006.

During the three months ended March 31, 2006, we incurred non-cash expense of $2,196,616, which represented the amortization of stock based compensation. The balance of expenses of $2,105, coupled with the amortization of stock-based compensation, resulted in a net loss of $2,198,721 for the three months ended March 31, 2006.

We incurred a ticking fee in the amount of $162,500 during the three months ended March 31, 2007 in connection with the Stock Purchase Agreement we entered into with I-Flow, InfuSystem and Acquisition Sub to purchase InfuSystem. There was no ticking fee payable for the three months ended March 31, 2006 as we were not subject to the terms of the Stock Purchase Agreement until the quarter ended September 30, 2006.

Liquidity and Capital Resources

For the three months ended March 31, 2007, we experienced negative cash flow and financed its operations primarily from existing cash. As of March 31, 2007, we had $61,863 of cash and cash equivalents, a decrease of $365,509 from the $427,372, at December 31, 2006, which relates primarily to the payment of expenses and deferred acquisition costs.

Net cash used by operating activities for the three months ended March 31, 2007 was $273,393, which included a decrease in prepaid expenses of $154,479, an increase in accounts payable, accrued expenses and state and city taxes payable of $354,050, and a non-cash gain on warrant liabilities of $2,025,030. This was offset by non-cash charges of $615,051, representing stock based compensation and non-cash compensation and our net income of $1,774,808.

Net cash used in investing activities for the three months ended March 31, 2007 amounted to $92,216, the result of the payment of deferred acquisition costs.

Net cash provided by financing activities for the three months ended March 31, 2007 was the result of proceeds of $100 received by us from the issuance of an option to purchase 833,333 units to FTN on April 18, 2006.

We entered into a material definitive agreement, discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. There can be no assurance that such transaction will be consummated. In the event that the proposed acquisition is not undertaken, it is likely that we will have insufficient time and resources to look for another suitable acquisition target and will most likely have to liquidate.

On April 18, 2006, we consummated our initial public offering of 16,666,667 units sold to the public at a price of $6.00 per unit. Each Unit consists of one share of our common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants. Each warrant will entitle the holder to purchase one share of our common stock at an exercise price of $5.00 commencing on the later of the completion of a business combination or one year from the effective date of the Offering and expiring five years from the effective date of the Offering. We may call the warrants for redemption in whole, but not in part, at a price of $.01 per warrant at any time after the warrants become exercisable. The warrants cannot be redeemed unless the warrant holders receive written notice not less than 30 days prior to the redemption; and if, and only if, the reported last sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

On May 18, 2006, we sold an additional 208,584 units (the “Overallotment”) pursuant to a partial exercise by FTN of its Overallotment option.

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to $98,134,319 which includes a contingent underwriting fee of $5,467,581. $99,297,879 is being held in a trust account as of March 31, 2007. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

We granted a purchase option to FTN at the closing of the initial public offering on April 18, 2006 to acquire 833,333 units for $100. Similar to the units issued in connection with the Initial public offering, the units issuable upon exercise of the purchase option consist of one share of common stock and one warrant. Each of the warrants underlying the purchase option, however, entitles the holder to purchase one share of our common stock at a price of $6.25 per share. Additionally, the terms of the purchase option provide that: (i) we are not obligated to deliver any securities pursuant to the exercise of the purchase option unless a registration statement under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants which are issuable upon exercise of the purchase option is effective; and (ii) FTN is not entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in securities if the common stock issuable upon exercise of the warrants is not covered by an effective registration statement. The purchase option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and one year from the date of the prospectus and expiring five years from the date of the prospectus. The option may only be exercised or converted by the option holder. We received payment for this option in the first quarter of 2007.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on our financial position or results of operations, except for the recording of the $100 proceeds from the sale. We have determined that the fair value of the option on the date of sale was $2.36 per unit, or approximately $1,966,666 total, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%. Accordingly, this amount was recorded as an expense of the offering resulting in a charge directly to the stockholders’ equity.

On December 28, 2006, we issued a warrant to the Chairman of the Board of Directors for a purchase price of $0.70 per warrant or a total of $437,000. The warrant is to purchase 624,286 shares of our common stock at a price of $5.00 per share. This warrant is exercisable commencing on the later of our completion of a business combination or April 11, 2007 and expiring April 11, 2011 or earlier upon redemption by us. We may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the Common Stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to the holder of the warrant. We have fully reserved these shares as authorized but not issued.

We expect to fund its short term working capital requirements through the sale of warrants.

We intend to fund expenses associated with the acquisition of InfuSystem from the release of investments held in trust upon the completion of the acquisition or the termination of the acquisition. Taxes will be paid out of the investments held in trust from the interest earned on the funds held in the account.

Off-Balance Sheet Arrangements

In the event that the Stock Purchase Agreement that we entered into with I-Flow, Iceland Acquisition and InfuSystem on September 29, 2006 is terminated (i) because of our failure to obtain stockholder approval of the acquisition of InfuSystem by April 30, 2007 for any reason or (ii) because HAPC or its subsidiary, Iceland Acquisition Sub, are unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of stockholder approval) have been satisfied or are capable of fulfillment, we must pay I-Flow a break up fee. On April 30, 2007, we entered into an amendment to the Stock Purchase Agreement with I-Flow, Iceland Acquisition and InfuSystem which extends the date by which we must obtain stockholder approval of the acquisition of InfuSystem to June 29, 2007.

As discussed in Note 11 to the Consolidated Financial Statements, our payment of the break up fee has been guaranteed to I-Flow by Sean McDevitt, Chairman of the Board of Directors of HAPC, and Philip B. Harris pursuant to a Continuing Guaranty provided by the guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by us and the guarantors on September 29, 2006, we have agreed to pay the guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. We have also agreed to reimburse the guarantors for any payments actually made by them in connection with the Continuing Guaranty. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable.

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

We have expended the net proceeds of our initial public offering held outside of the trust account. In the event that we are required to liquidate and dissolve, we estimate that we will have outstanding liabilities of approximately $2,385,000 through April 30, 2007. However, all of this amount except approximately $205,000, is covered by waivers, as discussed below.

The proceeds available in the trust account, including interest earned on the account subsequent to the initial public offering, would provide for an initial per-share liquidation price of $5.88 as of March 31, 2007, less income taxes owed on accrued interest. The closing price of our common stock on May 8, 2007, the last date that our common stock was traded prior to the date hereof, was $5.73. The closing prices of our units and warrants on May 9, 2007, the last date that our units and warrants were traded prior to the date hereof, were $6.20 and $0.22, respectively. If the conversion price of the common stock is higher than the then prevailing market price of the common stock, there is a greater risk that our stockholders will vote against the acquisition.

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

In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months after the consummation of our initial public offering (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation), the proxy statement related to such business combination will also seek stockholder approval for our Board’s recommended plan of dissolution and liquidation, in the event our stockholders do not approve such business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date that is 24 months after the consummation of our initial public offering, our Board of Directors will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation and, on such date, file a proxy statement with the SEC seeking stockholder approval for such plan.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that a corporation makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our public stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we seek to have all vendors and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account and to date have entered into such agreements with InfuSystem. As a result, we believe the claims that could be made against it will be significantly reduced and the likelihood that any claim that would result in any liability extending to the trust will be limited.

As of March 31, 2007, we had accrued liabilities of (i) $990,930 consisting of accrued professional fees and (ii) $5,467,581 in underwriting fees payable to FTN. The underwriting fee of $5,467,581 is payable to FTN upon the completion of our initial business combination. Each of our auditors and accountants, as well as FTN, have executed waivers against any claims to the trust account for fees payable to them by us. We believe that these waivers are valid and enforceable against our auditors, accountants and FTN. Our auditors are being paid timely.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2007, $99,297,879 of the net proceeds of our initial public offering plus earned interest were held in trust for the purposes of consummating a business combination. As of March 31, 2007, the proceeds held in trust plus earned interest have been invested in a United States Treasury money market account. As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 4.72%. Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2007 would result in a decrease of $244,844 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on August 15, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

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

As of the end of the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in our financial closing and reporting process as of March 31, 2007. Specifically, we do not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by HAPC and determine the appropriate application of generally accepted accounting principles (“GAAP”). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

In light of the material weakness, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with GAAP. These procedures have included increased reliance upon outside accountants to review our Condensed Consolidated Financial Statements to ensure that they are prepared in accordance with GAAP. The outside accountants are not our external auditors. Accordingly, management believes that the financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operation and cash flows for the periods presented.

Change in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to evaluate complex transactions and determine the appropriate application of GAAP. These procedures include a review of the resources and personnel dedicated to the preparation of our financial statements. There were no material changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of the second quarter of our 2007 fiscal year.

PART II-OTHER INFORMATION

Item 6.	Exhibits

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPC, INC.

Date: May 10, 2007
	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer