Form 10-Q
period 2007-06-30
HAPC, Inc.
filed 2007-08-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

or

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

As of August 8, 2007, 18,625,252 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

HAPC, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and for the period from August 15, 2005 (inception) to June 30, 2007	2

	Condensed Consolidated Statements of Stockholders Equity (Deficit) for the period August 15, 2005 (inception) to December 31, 2005, the year ended December 31, 2006 and for the six months ended June 30, 2007	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from August 15, 2005 (inception) to June 30, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	27

PART II -	OTHER INFORMATION

Item 6	Exhibits	28

Signatures		29

Item 1. Financial Statements

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$99,813	$427,372
Investments held in trust	100,261,456	98,151,128
Prepaid expenses and other current assets	81,472	445,369
Deferred acquisition costs	2,371,449	1,273,961

Total assets	$102,814,190	$100,297,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – other	$409,308	$289,738
Ticking fee payable to I-Flow	415,625	63,542
Accrued professional fees	1,393,675	405,079
Accrued franchise tax	82,500	165,000
Accrued expenses – other	43,801	27,964
Stockholder advance	100	100
Federal Income tax payable	6,584	—
Deferred underwriting fees	5,467,581	5,467,581
Warrant liabilities	9,112,636	9,112,636

Total Current Liabilities	16,931,810	15,531,640

Commitments

Common stock subject to possible conversion 3,373,363 shares at conversion value	20,042,265	19,620,410

Stockholders’ Equity
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding		—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and outstanding 18,625,252	2,104	2,104
Additional paid-in capital	74,145,248	73,027,803
Deficit accumulated during the development stage	(8,307,237)	(7,884,127)

Total stockholders’ equity	65,840,115	65,145,780

Total liabilities and stockholders’ equity	$102,814,190	$100,297,830

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		For the period from August 15, 2005 (inception) to June 30, 2007
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Compensation expense	611,147	2,184,901	1,226,200	4,381,517	20,960,742
Guaranty Fee	—	—	—	—	100,000
General and Administrative Expenses – Other	325,313	177,880	724,179	178,453	1,643,473

Total Operating Expenses	936,460	2,362,781	1,950,379	4,559,970	22,704,215

Loss from Operations	936,460	2,362,781	1,950,379	4,559,970	22,704,215

Other Income (Expenses):
Interest income	1,173,223	857,032	2,324,050	857,032	5,527,870
Interest expense	(11,302)	(223)	(15,461)	(1,011)	(17,065)
Ticking fee	(189,583)	—	(352,083)	—	(446,875)
Gain (Loss) on warrant liabilities	(2,025,030)	9,787,645		9,787,645	10,800,160

	(1,052,692)	10,644,454	1,956,506	10,643,666	15,864,090

Income (Loss) before provision for income taxes	(1,989,153)	8,281,673	6,127	6,083,696	(6,840,125)
Provision for income tax	208,766	191,149	429,237	191,893	1,467,112

Net Income (Loss)	$(2,197,918)	$8,090,524	$(423,110)	$5,891,803	$(8,307,237)

Net Income (Loss) per share:
basic	$(0.12)	$0.53	$(0.02)	$0.68	$(0.65)
diluted	$(0.12)	$0.46	$(0.02)	$0.54	$(0.65)
Weighted average shares outstanding:
basic	18,625,252	15,403,969	18,625,252	8,614,703	12,860,187
diluted	18,625,252	17,670,794	18,625,252	10,881,528	12,860,187

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005,

the year ended December 31, 2006 and for the six months ended June 30, 2007

(Unaudited)

	Common Stock		Paid in	Deficit Accumulated During the			Total
		Par Value
		$0.0001	Capital in	Development	Treasury Stock		Stockholders’
	Shares	Amount	Excess of Par	Stage	Shares	Amount	Equity
Balances at August 15, 2005	—	$—	$—	$—	—	$—	$—
Common stock issues September 13, 2005	4,166,667	417	24,583	—	—	—	25,000
Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	(25,000)	—	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	24,407	—	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	$417	$23,990	$(24,783)	(2,416,666)	$—	$(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506
Reclassifications of proceeds allocated to warrants-derivative liabilities	—	—	(19,912,796)	—	—	—	(19,912,796)
Non-cash compensation	—	—	13,049,996	—	—	—	13,049,996
Expenses of offering	—	—	(10,826,601)	—	—	—	(10,826,601)
Non-cash charge related to sale of option	—	—	1,966,666	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	6,660,139	—	—	—	6,660,139
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,620,410)	—	—	—	(19,620,410)
Issuance of warrants	—	—	437,000	—	—	—	437,000
Net loss	—	—	—	(7,859,344)	—	—	(7,859,344)

Balances at December 31, 2006	21,041,918	$2,104	$73,027,803	$(7,884,127)	(2,416,666)	$—	$65,145,780
Net Loss	—	—	—	(423,110)	—	—	(423,110)
Current period adjustment to proceeds subject to possible conversion of 3,373,363 shares	—	—	(421,855)	—	—	—	(421,855)
Issuance of option to purchase 833,333 units to FTN Midwest	—	—	100	—	—	—	100
Issuance of warrants	—	—	313,000				313,000
Amortization of stock based compensation expense	—	—	1,226,200	—	—	—	1,226,200

Balances at June 30, 2007	21,041,918	$2,104	$74,145,248	$(8,307,237)	(2,416,666)	$—	$65,840,115

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	For the period from August 15, 2005 (inception) to June 30, 2007
Cash flows from operating activities:
Net income (loss)	$(423,110)	$5,891,803	$(8,307,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on warrant liabilities	—	(9,787,645)	(10,800,160)
Interest income on investments held in trust	(2,318,328)	(854,039)	(5,501,820)
Withdrawal of interest earned on investments held in trust	208,000	191,149	1,455,157
Amortization of stock based compensation	1,226,200	4,381,517	7,886,339
Non-cash compensation satisfied by grant of stock	—	—	13,049,996
Stock issued for services	—	—	24,407
Changes in current assets and liabilities:
Decrease (Increase) in prepaid expenses and other current assets	363,895	(673,249)	(81,474)
Decrease in other deferred offering costs	—	165,088	—
Increase in accounts payable – other	119,570	—	222,455
Increase in ticking fee payable to I-Flow	352,083	—	415,625
Increase (Decrease) in accrued franchise tax	(82,500)	—	82,500
(Decrease) Increase in accrued expenses – other	(14,481)	(81,454)	13,483
Increase in accrued professional fees	81,036	—	140,665
Increase in Federal and Corporate taxes payable	6,584	191,149	6,584

Net cash used in operating activities	(481,051)	(575,681)	(1,393,480)

Cash flows from investing activities:
Purchase of investments held in trust	—	(96,214,793)	(96,214,793)
Payment of deferred acquisition costs	(159,608)	—	(901,266)

Net cash used in investing activities	(159,608)	(96,214,793)	(97,116,059)

Cash flows from financing activities:
Advance from initial stockholder	—	—	100
Proceeds from issuance of option to purchase units to FTN Midwest	100	—	100
Proceeds from notes payable	—	—	85,000
Proceeds from issuance of warrants	313,000	—	750,000
Payment of notes payable	—	(85,000)	(85,000)
Payment of offering costs	—	(3,392,354)	(3,392,354)
Proceeds from public offering	—	81,885,657	81,631,096
Proceeds from issuance of shares of stock subject to possible conversion	—	19,365,849	19,620,410

Net cash provided by financing activities	313,100	97,774,152	98,609,352

Net change in cash	(327,559)	983,678	99,813
Cash, beginning of period	427,372	13,590	—

Cash, end of period	$99,813	$997,268	$99,813

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$1,304
Cash paid for taxes	377,156	—	1,630,700
Schedule of Non-Cash Financing Transactions:
Options issued to underwriter	$100	$1,966,666	$1,966,766
Deferred underwriting fees	—	5,468,000	5,467,581
Issuance of notes payable to treasury stock	—	—	25,000
Warrant obligations in connection with sale of units in offering	—	19,912,796	19,912,796

See accompanying notes to condensed consolidated financial statements.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The information in this Report on Form 10-Q includes the financial position of HAPC, INC. (formerly Healthcare Acquisition Partners Corp.) and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, the “Company”) as of June 30, 2007 and the results of operations and cash flows for the three months and six months ended June 30, 2007 and 2006. The financial statements of all entities are consolidated and all intercompany accounts are eliminated upon consolidation. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three months and six months ended June 30, 2007 and 2006 in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. As disclosed in Note 11, the Company has identified an acquisition candidate, InfuSystem, Inc. (“InfuSystem”) and has entered into an agreement to acquire all of the issued and outstanding stock of InfuSystem through Iceland Acquisition Subsidiary, Inc.

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

Substantially all activity through June 30, 2007 relates to the Company’s formation, the IPO and efforts related to the pending acquisition of InfuSystem described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s IPO was declared effective on April 11, 2006. The Company consummated the IPO on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. Substantially all of the net proceeds of the IPO are intended to be applied toward acquiring InfuSystem.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Investments Held in Trust

The Company invests amounts held in trust in a United States Treasury money market account. Under the terms of the trust agreement, these amounts are restricted to the funding of an acquisition and to the payment of income taxes on the trust’s taxable income.

Share Based Payment

FASB Statement No. 123 (R), “Share Based Payment” requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

Accordingly, share based payments issued to officers, directors and vendors are measured at fair value and recognized as expense over the related vesting periods.

The compensation expense recognized for the three months ended June 30, 2007 and 2006 was $611,147 and $2,184,901, respectively. The compensation expense recognized for the six months ended June 30, 2007 and 2006 was $1,226,200 and $4,381,517 respectively. The compensation expense recognized for the period from August 15, 2005 (inception) to June 30, 2007 was $20,960,742.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Sales of warrants that can be settled in unregistered shares of common stock are treated as equity and included in additional paid in capital.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended June 30		Six Months Ended June 30		For the period from August 15, 2005 (inception) to June 30, 2007
	2007	2006	2007	2006
Numerator:
Net Income (loss)	$(2,197,918)	$8,090,524	$(423,110)	$5,891,803	$(8,307,237)
Denominator:
Weighted Average common shares outstanding
Basic	18,625,252	15,403,969	18,625,252	8,614,703	12,860,187
Diluted	18,625,252	17,670,794	18,625,252	10,881,528	12,860,187

Net Income (loss) per share:
Basic	$(0.12)	$0.53	$(0.02)	$0.68	$(0.65)
Diluted	$(0.12)	$0.46	$(0.02)	$0.54	$(0.65)

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We classify interest on tax deficiencies as interest expense and income tax penalties as penalties expense. At January 1, 2007 (date of adoption) and at June 30, 2007, no liabilities have been recorded for uncertain tax positions pursuant to FIN 48, as the Company determined that all previously determined tax positions are highly certain. In addition, the Company did not record a cumulative effect adjustment related to the adoption on FIN 48.

As of January 1, 2007 (date of adoption) and June 30, 2007, the tax years 2005 and 2006 remain subject to examination by major tax jurisdictions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The volatility calculation of 47% is based on the 180 day average volatility of a representative sample of 41 healthcare industry companies (the “Sample Companies”) with market capitalization under $200 million. Because it does not have a long trading history, the Company needed to estimate the potential volatility of its common stock price. The Company referred to the 180 day average volatility of the Sample Companies because Management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the options, if the Company does not consummate a business combination within the prescribed time period and liquidates, the options would become worthless.

On May 18, 2006, the Company sold 208,584 Units (the “Overallotment Units”) to FTN Midwest Securities Corp. pursuant to a partial exercise by FTN Midwest Securities Corp. of its overallotment option. The Overallotment Units were sold at the offering price of $6.00 per Unit, less FTN Midwest Securities Corp.’s 7% underwriting discount.

4. Investments Held in Trust

Investments held in trust at June 30, 2007 and December 31, 2006, consist of a United States Treasury money market account with a carrying value of $100,261,456 and $98,151,128, respectively. The fair value of the investments approximate the carrying value.

5. Notes Payable

On September 28, 2005, the Company issued a $60,000 unsecured promissory note to Healthcare Acquisition Holdings, LLC, a company owned by certain directors of the Company. The note bears interest at a rate of 3% per annum and is payable on the earlier of September 28, 2006 or the date the Company consummates an initial public offering.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Notes Payable (Continued)

On December 30, 2005, the Company issued an $25,000 unsecured promissory note, at an interest rate of 3% per annum to Healthcare Acquisition Holdings, LLC, to repurchase the 4,166,667 common shares that Healthcare Acquisition Holdings, LLC received upon formation of the Company. At September 30, 2006, 2,416,666 shares were included in the Treasury shares of the Company.

Due to the short-term nature of the notes, the fair values of the notes approximate the carrying values. Both notes were re-paid in full in May 2006 and are no longer outstanding.

Interest expense for the three months and six months ended June 30, 2007 was $11,302 and $15,461, respectively. Interest expense for the three months and six months ended June 30, 2006 was $223 and $1,011, respectively. The interest expense for the six months ended June 30, 2007 consists mainly of accrued interest the Company agreed to pay I-Flow Corporation on acquisition-related obligations incurred by I-Flow that will be reimbursed to them by HAPC, Inc. The interest rate on these obligations is 4.50% over the prime rate. The rate at June 30, 2007 was 12.75%. The interest expense for the six months ended June 30, 2006 consists of interest on notes payable paid off during the six months ended June 30, 2006.

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

The fair values of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at June 30, 2007 and December 31, 2006 were $9,112,636 or $0.27 per warrant.

7. Related Party Transactions

The Company was initially funded by Healthcare Acquisition Holdings, LLC. Cash was received from the issuance of two unsecured promissory notes as discussed in Note 5. The proceeds were used as working capital until the Company was able to consummate its IPO. Both notes were repaid in full in May 2006.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As disclosed in Note 11, the Company is paying a ticking fee to I-Flow in consideration of its acquisition of InfuSystem. The Company incurred $189,583 and $352,083 related to the ticking fee during the three months and six months ended June 30, 2007, respectively ,which was recorded in other income (expenses).

8. Income Taxes

The major components of deferred tax assets at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Stock based compensation	$4,436,999	$4,503,228
Valuation allowance	(4,436,999)	(4,503,228)

	$—	$—

At June 30, 2007 and December 31, 2006, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty that the benefit will be fully utilized.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company and FTN executed an engagement letter dated April 27, 2007, in which FTN will provide advisory services for a fee of $1 million. FTN will provide the Company with financial advice and assistance in connection with possible transactions involving InfuSystem, Inc. The services may include performing valuation analysis, assisting the Company in performing its due diligence, coordinating visits with InfuSystem, Inc. and assisting the Company in negotiating financial terms. Per the engagement letter, the $1 million fee is not payable until the Company consummates a business combination. As of June 30, 2007, the Company has not recorded a liability related to FTN’s services.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares of common stock to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $611,147 and $2,184,901 were charged to expense for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the amounts charged to expense were $1,226,200 and $4,381,517 respectively. The amount charged to expense for the period from August 15, 2005 (inception) to June 30, 2007 was $7,910,746. The Company will recognize the remaining $524,259 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for good reason, the portion of the shares to be forfeited is as follows:

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

As a result of the above, the Company recorded compensation expense of $13,049,996 in its quarter ended September 30, 2006 which is based upon the number of shares reserved of 2,416,666 at the July 24, 2006 closing stock price of $5.40 per share.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

HAPC, INC. AND SUBSIDIARY

(formerly HEALTHCARE ACQUISITION PARTNERS CORP.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Stock Purchase Agreement

Entry into a Material Definitive Agreement

On September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow Corporation, a Delaware corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of HAPC (“Acquisition Sub”) and InfuSystem, a California corporation and wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Acquisition Sub will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Sub will merge with and into InfuSystem. After the merger, Acquisition Sub will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc. The Stock Purchase Agreement originally provided that in the event the acquisition of InfuSystem was not consummated by April 30, 2007, the Stock Purchase Agreement was terminable by the Company or I-Flow. On April 30, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 1 to the Stock Purchase Agreement extending the termination date from April 30, 2007 to June 29, 2007. On June 29, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 2 to the Stock Purchase Agreement extending the termination date from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 3 to the Stock Purchase Agreement extending the termination date from July 31, 2007 to October 1, 2007.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Valuation of Warrants

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. This policy only relates to warrants that can be settled in registered shares. Before the warrants were publicly traded, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to comparative companies. The warrants included in the units sold in our initial public offering and the underwriter’s over allotment option began to be publicly traded on the Over the Counter Bulletin Board on June 15, 2006, and consequently the market value of the warrants is reflected as the fair value of the warrants at each period end. To the extent that the market prices of our warrants increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on its statement of operations.

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

Our net proceeds from the sale of the units were $98,011,000 which includes a contingent underwriting fee of $5,468,000. Of this amount, $96,215,000 was deposited in trust. The remaining $1,780,000 was held outside of the trust for use to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The $1,780,000 of net proceeds of the initial public offering held outside the trust were exhausted at December 31, 2006, however, the sale of warrants on December 28, 2006 for $437,000 and on April 12, 2007 for $313,000 replenished the cash held outside of the trust account.

As of June 30, 2007, we had (i) $99,813 in cash outside the trust and (ii) $2,351,493 in current liabilities including accrued legal fees, due diligence expenses and related transaction expenses and taxes. The consideration of $140,000,000 to be paid to I-Flow in connection with the acquisition of InfuSystem will be funded using cash held in the trust account and by a promissory note payable to I-Flow in the initial principal amount of $55,000,000 to be increased up to $75,000,000 depending on the number of our stockholders who exercise their conversion rights. Accordingly, we believe that we have adequate funds to complete the proposed acquisition of InfuSystem. In the event the business combination is not completed, we could try to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However there is no guarantee that we would be successful in completing such fundraising on terms acceptable to us and we may be forced to liquidate.

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

Set forth below are our estimates as of July 31, 2007 of expenses incurred or to be incurred through the estimated closing of the acquisition. Actual expenses incurred may differ materially from these estimates.

Description	Amount
Legal, accounting and other third party expenses attendant to the due diligence investigations, structuring and negotiation of the acquisition of InfuSystem	$3,651,700
Financing expenses relating to fees payable to I-Flow in connection with the Promissory Note, fees payable to Sean McDevitt and Philip B. Harris in connection with their guaranty of HAPC’s payment of the break up fee to I-Flow under the Stock Purchase Agreement and fees paid in connection with the issuance of the letter of credit by JPMorgan for the benefit of I-Flow	1,285,400
Legal and accounting expenses, directors and officers insurance and other miscellaneous expenses attendant to the operations of HAPC	1,863,000

Total	$6,800,100

Results of Operations for the Three Months Ended June 30, 2007 Compared with June 30, 2006

During the three months ended June 30, 2007, we had not yet consummated the business combination for which we had signed a material definitive agreement in September of 2006 (see Note 11 to the Condensed Consolidated Financial Statements) however, we did incur non-cash expense of $611,147, which represented the amortization of stock based compensation as well as a non-cash loss on warrant liabilities of $2,025,030.

The amortization of stock based compensation of $611,147 for the three months ended June 30, 2007 was lower than the amount for the three months ended June 30, 2006 of $2,184,901 due to a two year vesting schedule which provides for greater amortization in the earlier months as follows: 25% over six months, 25% over 12 months, 25% over eighteen months and 25% over 24 months. The amortization of stock based compensation was calculated based on the forfeiture period as discussed in Note 10 of the Condensed Consolidated Financial Statements.

General and administrative expenses increased for the three months ended June 30, 2007, compared with the three months ended June 30, 2006 from $177,880 to $325,313. The increased general and administrative expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily relates to professional fees related to the preparation and review of our financial statements and filings with the SEC incurred during 2007 that were incurred to a lesser extent during 2006.

During the three months ended June 30, 2006, we incurred non-cash expense of $2,184,901, which represented the amortization of stock based compensation. During the three months ended June 30, 2007, we recognized a non-cash loss on warrant liabilities of $2,025,030 compared to a non-cash gain on warrant liabilities of $9,787,645 recognized during the three months ended June 30, 2006. This was the result of the change in the market value of the outstanding warrants at the end of each period.

We incurred a ticking fee in the amount of $189,583 during the three months ended June 30, 2007 in connection with the Stock Purchase Agreement we entered into with I-Flow, InfuSystem and Acquisition Sub to purchase InfuSystem. There was no ticking fee payable for the three months ended June 30, 2006, as we were not subject to the terms of the Stock Purchase Agreement until the quarter ended September 30, 2006.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

During the six months ended June 30, 2007, we had not yet consummated the business combination in which we had signed a material definitive agreement in September of 2006 (see Note 11 to the Condensed Consolidated Financial Statements) however, we did incur non-cash expense of $1,226,200, which represented the amortization of stock based compensation.

The amortization of stock based compensation of $1,226,200 for the six months ended June 30, 2007 was lower than the amount for the six months ended June 30, 2006 of $4,381,517 due to a two year vesting schedule which provides for greater amortization in the earlier months as follows: 25% over six months, 25% over 12 months, 25% over eighteen months and 25% over 24 months. The amortization of stock based compensation was calculated based on the forfeiture period as discussed in Note 10 of the Condensed Consolidated Financial Statements.

General and administrative expenses increased for the six months ended June 30, 2007, compared with the six months ended June 30, 2006 from $178,453 to $724,179. The increased general and administrative expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily relates to professional fees related to the preparation and review of our financial statements and filings with the SEC incurred during 2007 that were incurred to a lesser extent during 2006.

During the six months ended June 30, 2006, we incurred non-cash expenses of $4,381,517, which represented the amortization of stock based compensation. During the six months ended June 30, 2007, we did not recognize a non-cash gain or loss on warrant liabilities. In the comparable six month period ended June 30, 2006, we recognized a non-cash gain on warrant liabilities of $9,787,645. This was the result of the change in the market value of the outstanding warrants at the end of each period.

We incurred a ticking fee in the amount of $352,083 during the six months ended June 30, 2007 in connection with the Stock Purchase Agreement we entered into with I-Flow, InfuSystem and Acquisition Sub to purchase InfuSystem. There was no ticking fee payable for the six months ended June 30, 2006, as we were not subject to the terms of the Stock Purchase Agreement until the quarter ended September 30, 2006.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we experienced negative cash flows. The Company financed its operations primarily from existing cash and the sale of warrants on April 12, 2007 for $313,000. As of June 30, 2007, we had $99,813 of cash and cash equivalents, a decrease of $327,559 from the $427,372 balance at December 31, 2006, which relates primarily to the payment of expenses and acquisition-related costs, consisting mainly of legal, professional and printing costs related to due diligence and proxy filings with the SEC.

Net cash and other current assets used by operating activities for the six months ended June 30, 2007 was $481,051, which included a decrease in prepaid expenses of $363,895, an increase in accounts payable, accrued expenses and taxes payable of $462,292. This was offset by non-cash charges of $1,226,200, representing stock based compensation and non-cash compensation and our net loss of $423,110.

Net cash used in investing activities for the six months ended June 30, 2007 amounted to $159,608, the result of the payment of acquisition-related costs.

Net cash provided by financing activities for the six months ended June 30, 2007 was the result of proceeds of $100 received by us from the issuance of an option to purchase 833,333 units to FTN on April 18, 2006, and the proceeds of $313,000 from sale of warrants on April 12, 2007.

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

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to $98,134,319 which includes a contingent underwriting fee of $5,467,581. $100,261,456, which includes interest earned thereon, is being held in a trust account as of June 30, 2007. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

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

On December 28, 2006, we issued and sold to Sean McDevitt 624,286 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. Each warrant represents the right to purchase one share of common stock at an exercise price of $5.00 per share. The warrants are exercisable commencing on the later of our completion of a business combination or April 11, 2007, and expire on April 11, 2011 or earlier upon our redemption of the warrants. We may redeem the warrants in whole, and not in part, at a price of $0.01 per warrant, at any time after the warrants become exercisable, provided that Mr. McDevitt receives no less than 30 days written notice prior to the redemption and the last reported sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Mr. McDevitt. The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to future adjustments in the event that we subdivide or combine our outstanding shares of common stock or issue a stock dividend. We issued and sold to Mr. McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 on April 12, 2007. These warrants are subject to the same terms and conditions as the warrants purchased by Mr. McDevitt in December 2006.

We expect to fund short term working capital requirements through the sale of warrants.

We intend to fund expenses associated with the acquisition of InfuSystem from the release of investments held in trust upon the completion of the acquisition or the termination of the acquisition. Taxes will be paid out of the investments held in trust from the interest earned on the funds held in the account.

Off-Balance Sheet Arrangements

In the event that the Stock Purchase Agreement that we entered into with I-Flow, Iceland Acquisition and InfuSystem on September 29, 2006 is terminated (i) because of our failure to obtain stockholder approval of the acquisition of InfuSystem by April 30, 2007 for any reason or (ii) because HAPC or its subsidiary, Iceland Acquisition Sub, are unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of stockholder approval) have been satisfied or are capable of fulfillment, we must pay I-Flow a break up fee. On April 30, 2007, we entered into an amendment to the Stock Purchase

Agreement with I-Flow, Iceland Acquisition and InfuSystem which extends the date by which we must obtain stockholder approval of the acquisition of InfuSystem to June 29, 2007. This date has been further extended from July 31, 2007 and then to October 1, 2007.

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

We have expended the net proceeds of our initial public offering held outside of the trust account. In the event that we are required to liquidate and dissolve, we estimate that we will have outstanding liabilities of approximately $3,416,000 through September 28, 2007. However, all of this amount except approximately $309,000, is covered by waivers, as discussed below.

The proceeds available in the trust account, including interest earned on the account subsequent to the initial public offering, would provide for an initial per-share liquidation price of $5.94 as of June 30, 2007, less income taxes owed on accrued interest. The closing price of our common stock on August 2, 2007 was $ 5.75. The closing prices of our units and warrants on August 3, 2007, were $6.35 and $0.29 respectively. If the conversion price of the common stock is higher than the then prevailing market price of the common stock, there is a greater risk that our stockholders will vote against the acquisition.

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

Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $5.94, less income taxes owed on accrued interest, due to claims of creditors. In the event that Messrs. McDevitt and LaVecchia assert that they are not able to satisfy the claims of third parties against the trust account or are not required to do so, we may bring claims against Messrs. McDevitt and LaVecchia to enforce the indemnification arrangement.

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

As of June 30, 2007, we had accrued liabilities of (i) $1,393,675 consisting of accrued professional fees and (ii) $5,467,581 in underwriting fees payable to FTN. The underwriting fee of $5,467,581 is payable to FTN upon the completion of our initial business combination. Each of our auditors and accountants, as well as FTN, have executed waivers against any claims to the trust account for fees payable to them by us. We believe that these waivers are valid and enforceable against our auditors, accountants and FTN. Our auditors are being paid timely.

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

As of June 30, 2007, $100,261,456 of the net proceeds of our initial public offering plus earned interest were held in trust for the purposes of consummating a business combination. As of June 30, 2007, the proceeds held in trust plus earned interest have been invested in a United States Treasury money market account. As of June 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.72%. Assuming no other changes to our holdings as of June 30, 2007, a 1% decrease in the underlying interest rate earned on our investments as of June 30, 2007 would result in a decrease of $247,220 in the interest earned on our investments for the following 90-day period. In contrast, a 1% increase in the interest rate earned on our investments would increase our interest income by $247,220 for the following 90 day period.

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

As of the end of the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in our financial closing and reporting process as of June 30, 2007. Specifically, we do not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by HAPC and determine the appropriate application of generally accepted accounting principles (“GAAP”). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

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

Change in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to evaluate complex transactions and determine the appropriate application of GAAP. These procedures include a review of the resources and personnel dedicated to the preparation of our financial statements. There were no material changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of our 2007 fiscal year.

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

HAPC, INC.
Date: August 9, 2007
	By:	/s/ Erin S. Enright
Erin S. Enright
Chief Financial Officer