Form 10-Q
period 2007-09-30
InfuSystem Holdings, Inc
filed 2007-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2007, 16,824,295 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and for the period from August 15, 2005 (inception) to September 30, 2007	2

	Condensed Consolidated Statements of Stockholders Equity (Deficit) for the period August 15, 2005 (inception) to December 31, 2005, the year ended December 31, 2006 and for the nine months ended September 30, 2007	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from August 15, 2005 (inception) to September 30, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6	Exhibits	25

Signatures		26

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$27,181	$427,372
Investments held in trust	101,257,050	98,151,128
Prepaid expenses and other current assets	6,274	445,369
Deferred acquisition costs	3,153,208	1,273,961

Total assets	$104,443,713	$100,297,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable – other	$632,754	$289,738
Ticking fee payable to I-Flow	607,291	63,542
Accrued professional fees	1,893,652	405,079
Accrued franchise tax	24,750	165,000
Accrued expenses – other	82,945	27,964
Stockholder advance	100	100
Federal and corporate taxes payable	105,985	—
Deferred underwriting fees	5,467,581	5,467,581
Warrant liabilities	9,787,646	9,112,636

Total Current Liabilities	18,602,704	15,531,640

Commitments
Common stock subject to possible conversion 3,373,363 shares at conversion value	20,241,284	19,620,410

Stockholders’ Equity
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,041,918 and 4,166,667, respectively, and outstanding 18,625,252 and 1,750,001, respectively	2,104	2,104
Additional paid-in capital	74,410,223	73,027,803
Deficit accumulated during the development stage	(8,812,602)	(7,884,127)

Total stockholders’ equity	65,599,725	65,145,780

Total liabilities and stockholders’ equity	$104,443,713	$100,297,830

See accompanying notes to condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		For the period from August 15, 2005 (inception) to September 30, 2007
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Compensation expense	263,595	14,192,236	1,489,793	18,573,753	21,224,335
Guaranty Fee	—	—	—	—	100,000
General and administrative expenses – Other	243,788	143,568	967,969	322,021	1,887,263

Total Operating Expenses	507,383	14,335,804	2,457,762	18,895,774	23,211,598

Loss from Operations	(507,383)	(14,335,804)	(2,457,762)	(18,895,774)	(23,211,598)

Other Income (Expenses):
Interest income	1,210,321	1,174,645	3,534,371	2,031,677	6,738,191
Interest expense	(18,101)	—	(33,563)	(1,011)	(35,167)
Ticking fee	(191,666)	—	(543,749)	—	(638,541)
Gain (loss) on warrant liabilities	(675,010)	(337,505)	(675,010)	9,450,140	10,125,150

	325,544	837,140	2,282,049	11,480,806	16,189,633

Loss before provision for income taxes	(181,839)	(13,498,664)	(175,713)	(7,414,968)	(7,021,965)
Provision for income tax	323,525	421,021	752,762	612,964	1,790,637

Net Loss	$(505,364)	$(13,919,735)	$(928,475)	$(8,027,932)	$(8,812,602)

Net Loss per share:
basic	$(0.03)	$(0.75)	$(0.05)	$(0.67)	$(0.65)
diluted	$(0.03)	$(0.75)	$(0.05)	$(0.67)	$(0.65)
Weighted average shares outstanding:
basic	18,625,252	18,625,252	18,625,252	11,988,221	13,542,795
diluted	18,625,252	18,625,252	18,625,252	11,988,221	13,542,795

See accompanying notes to condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period August 15, 2005 (inception) to December 31, 2005,

the year ended December 31, 2006 and for the nine months ended September 30, 2007

(Unaudited)

	Common Stock		Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Treasury Stock		Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount
					Shares	Amount
Balances at August 15, 2005	—	$—	$—	$—	—	$—	$—
Common stock issues September 13, 2005	4,166,667	417	24,583	—	—	—	25,000
Treasury stock purchased	—	—	—	—	(4,166,667)	(25,000)	(25,000)
Issuance of treasury shares for services	—	—	(25,000)	—	1,750,001	25,000	—
Amortization of stock based compensation expense	—	—	24,407	—	—	—	24,407
Net loss	—	—	—	(24,783)	—	—	(24,783)

Balances at December 31, 2005	4,166,667	$417	$23,990	$(24,783)	(2,416,666)	$—	$(376)
Issuance of common stock and warrants	16,875,251	1,687	101,249,819	—	—	—	101,251,506
Reclassifications of proceeds allocated to warrants-derivative liabilities	—	—	(19,912,796)	—	—	—	(19,912,796)
Non-cash compensation	—	—	13,049,996	—	—	—	13,049,996
Expenses of offering	—	—	(10,826,601)	—	—	—	(10,826,601)
Non-cash charge related to sale of option to FTN	—	—	1,966,666	—	—	—	1,966,666
Amortization of stock based compensation expense	—	—	6,660,139	—	—	—	6,660,139
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,620,410)	—	—	—	(19,620,410)
Issuance of warrants	—	—	437,000	—	—	—	437,000
Net loss	—	—	—	(7,859,344)	—	—	(7,859,344)

Balances at December 31, 2006	21,041,918	$2,104	$73,027,803	$(7,884,127)	(2,416,666)	$—	$65,145,780
Net Loss	—	—	—	(928,475)	—	—	(928,475)
Current period adjustment to proceeds subject to possible conversion of 3,373,363 shares	—	—	(620,874)	—	—	—	(620,874)
Issuance of option to purchase 833,333 units to FTN Midwest	—	—	100	—	—	—	100
Issuance of warrants	—	—	513,400				513,400
Amortization of stock based compensation expense	—	—	1,489,794	—	—	—	1,489,794

Balances at September 30, 2007	21,041,918	$2,104	$74,410,223	$(8,812,602)	$(2,416,666)	$—	$65,599,725

See accompanying notes to condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

(a corporation in the development stage)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	For the period from August 15, 2005 (inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(928,475)	$(8,027,932)	$(8,812,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) Loss on warrant liabilities	675,010	(9,450,140)	(10,125,150)
Interest income on investments held in trust	(3,527,922)	(2,017,243)	(6,711,414)
Withdrawal of interest earned on investments held in trust	422,000	606,805	1,669,157
Amortization of stock based compensation	1,489,794	5,523,757	8,149,933
Non-cash compensation satisfied by grant of stock	—	13,049,996	13,049,996
Stock issued for services	—	—	24,407
Changes in current assets and liabilities:
Decrease (Increase) in prepaid expenses and other current assets	439,095	(349,400)	(6,274)
Decrease in other deferred offering costs	—	165,088	—
Increase in accounts payable – other	175,750	—	278,635
Increase in ticking fee payable to I-Flow	543,749	—	607,291
Increase (Decrease) in accrued franchise tax	(140,250)	—	24,750
(Decrease) Increase in accrued expenses – other	1,500	(78,954)	29,464
Increase in accrued professional fees	81,878	—	141,507
Increase in Federal and corporate taxes payable	105,985	—	105,985

Net cash used in operating activities	(661,886)	(578,023)	(1,574,315)

Cash flows from investing activities:
Purchase of investments held in trust	—	(96,214,793)	(96,214,793)
Payment of deferred acquisition costs	(251,805)	(385,694)	(993,463)

Net cash used in investing activities	(251,805)	(96,600,487)	(97,208,256)

Cash flows from financing activities:
Advance from initial stockholder	—	—	100
Proceeds from issuance of option to purchase units to FTN Midwest	100	—	100
Proceeds from notes payable	—	—	85,000
Proceeds from issuance of warrants	513,400	—	950,400
Payment of notes payable	—	(85,000)	(85,000)
Payment of offering costs	—	(3,392,354)	(3,392,354)
Proceeds from public offering	—	81,736,222	81,631,096
Proceeds from issuance of shares of stock subject to possible conversion	—	19,515,284	19,620,410

Net cash provided by financing activities	513,500	97,774,152	98,809,752

Net change in cash	(400,191)	595,642	27,181
Cash, beginning of period	427,372	13,590	—

Cash, end of period	$27,181	$609,232	$27,181

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	4,459	$1,011	$5,763
Cash paid for taxes	695,108	612,964	1,948,652
Schedule of Non-Cash Financing Transactions:
Options issued to underwriter	100	$1,966,666	$1,966,766
Deferred underwriting fees	—	5,467,581	5,467,581
Issuance of notes payable to treasury stock	—	—	25,000
Warrant obligations in connection with sale of units in offering	—	19,912,796	19,912,796

See accompanying notes to condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

(a corporation in the development stage)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The information in this Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, Iceland Acquisition Subsidiary, Inc. (collectively, the “Company”) as of September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2006 and 2007 and stockholders’ equity (deficit) for the nine months ended September 30, 2007. The financial statements of all entities are consolidated and all intercompany accounts are eliminated upon consolidation. This Form 10-Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2006 and 2007 and stockholders’ equity (deficit) for the nine months ended September 30, 2007, in conformity with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

2.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses primarily in the healthcare sector. The transaction was consummated on October 25, 2007. See Note 11.

Substantially all activity through September 30, 2007 relates to the Company’s formation, the IPO and efforts related to the acquisition of InfuSystem described below. The Company has selected December 31 as its fiscal year end. The registration statement for the Company’s IPO was declared effective on April 11, 2006. The Company consummated the IPO on April 18, 2006 and received gross proceeds of $100,000,000. Legal fees totaling $497,000 and underwriting costs totaling $2,600,000 have been paid from these proceeds. Substantially all of the net proceeds of the IPO were applied toward acquiring InfuSystem.

Of the proceeds of the IPO, $96,214,793 was deposited and is being held in a trust account (“Trust Account”) and invested in a money market fund, fully collateralized by U.S. government securities until the earlier of (i) the consummation of the acquisition of InfuSystem or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $5,467,581 of contingent underwriting compensation (the “Discount”) which will be paid to the underwriters if the acquisition of InfuSystem is consummated, but which will be forfeited if public stockholders vote against the proposed acquisition and elect to have their shares redeemed for cash if the acquisition of InfuSystem is not consummated. Pro rata decreases in the Discount will occur if the acquisition of InfuSystem is consummated but there are up to 19.99% dissenting stockholders who vote against the acquisition proposal and elect to have their shares redeemed for cash. The remaining amount of the proceeds were used to pay business, legal, accounting, due diligence on prospective acquisitions and continuing general and administrative expenses. The Company funded its working capital requirements by issuing warrants on December 28, 2006 for $437,000, on April 12, 2007 for $313,000, and on September 12, 2007 for $200,400 as discussed in Note 8.

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

The compensation expense recognized for the three months ended September 30, 2007 and 2006 was $263,595 and $14,192,236, respectively. The compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $1,489,793 and $18,573,753 respectively. The compensation expense recognized for the period from August 15, 2005 (inception) to September 30, 2007 was $21,224,335.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 5. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the “Over The Counter

Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s statement of operations.

Sales of warrants that can be settled in unregistered shares of common stock are treated as equity and included in additional paid in capital as discussed in Note 8. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,402.

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

The Company has a total deferred tax asset of $4,436,999 related to the compensation expense associated with the reserve of certain shares of its common stock currently held as treasury stock for two directors and other expenses. The Company has established a valuation allowance for the full amount of the benefit based on the uncertainty that the benefit will be fully utilized.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the periods related to the stock options and warrants. The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per share computations for net income (loss) for the following periods:

2.	Nature of Operations and Summary of Significant Accounting Policies (Continued)

	Three Months Ended September 30		Nine Months Ended September 30		For the period from August 15, 2005 (inception) to September 30, 2007
	2007	2006	2007	2006
Numerator:
Net loss	$(505,364)	$(13,919,735)	$(928,475)	$(8,027,932)	$(8,812,602)
Denominator:
Weighted Average common shares outstanding
Basic	18,625,252	18,625,252	18,625,252	11,988,221	13,542,795
Diluted	18,625,252	18,625,252	18,625,252	11,988,221	13,542,795

Net loss per share:
Basic	$(0.03)	$(0.75)	$(0.05)	$(0.67)	$(0.65)
Diluted	$(0.03)	$(0.75)	$(0.05)	$(0.67)	$(0.65)

Potential shares of common stock related to options and warrants were not included as the impact would be anti-dilutive. The calculated diluted shares outstanding for the three and nine months ended September 30, 2007 and 2006 were 23,098,027 and 21,125,289 and 22,828,349 and 14,372,085, respectively. The calculated diluted outstanding shares for the period from August 15, 2006 (inception) to September 30, 2007 was 16,996,617.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which had no impact on its consolidated financial condition, results of operations or cash flows.

We classify interest on tax deficiencies as interest expense and income tax penalties as penalties expense. At January 1, 2007 (date of adoption) and at September 30, 2007, no liabilities have been recorded for uncertain tax positions pursuant to FIN 48, as the Company determined that all previously determined tax positions are highly certain. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

As of January 1, 2007 (date of adoption) and September 30, 2007, the tax years 2005 and 2006 remain subject to examination by major tax jurisdictions.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FASB No. 157”) which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet completed its analysis of the impact of adopting FASB No. 157.

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

In addition, on April 18, 2006, the Company issued to FTN Midwest Securities Corp., for $100, an option to purchase up to a total of 833,333 units. The units issuable upon exercise of this option are identical to those offered in the IPO, except that each of the warrants underlying this option entitles the holder to purchase one share of the Company’s common stock at a price of $6.25. This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination or one year from the date of the initial public offering prospectus dated April 11, 2006 and expiring five years from the date of the initial public offering prospectus dated April 11, 2006. The option may only be exercised or converted by the option holder. The Company received payment of $100 for this option in the first quarter of 2007.

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

Investments held in trust at September 30, 2007 and December 31, 2006, consist of a United States Treasury money market account with a carrying value of $101,257,050 and $98,151,128, respectively. The fair value of the investments approximate the carrying value.

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

The fair values of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at September 30, 2007 and December 31, 2006 were $9,787,646 or $0.29 per warrant and $9,112,636 or $0.27 per warrant, respectively.

6.	Related Party Transactions

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

Refer to Note 10 for discussion of the Termination and Break Up Fee and the related Continuing Guaranty.

As disclosed in Note 10, the Company is paying a ticking fee to I-Flow in consideration of its acquisition of InfuSystem. The Company incurred $191,666 and $543,749 related to the ticking fee during the three months and nine months ended September 30, 2007, respectively, which was recorded in other income (expenses).

7.	Income Taxes

The major components of deferred tax assets at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Stock based compensation	$4,436,999	$4,503,228
Valuation allowance	(4,436,999)	(4,503,228)

	$—	$—

At September 30, 2007 and December 31, 2006, a 100% valuation allowance is provided, as it is uncertain if the deferred tax assets will provide any future benefits because of the uncertainty that the benefit will be fully utilized.

8.	Commitments

The Company’s chief executive officer receives annual compensation of $50,000 for serving as an officer and $50,000 for serving as a director. The Company’s chief financial officer receives annual compensation of $50,000 and the Company’s independent directors each receive annual compensation of $50,000.

Certain of the Company’s officers and directors have committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors have agreed not to sell or transfer the warrants until after the Company has consummated a business combination. On December 28, 2006, the Company issued 624,286 warrants to purchase common stock to Sean McDevitt, Chairman of the Board of Directors of the Company, at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. The warrants have an exercise price of $5.00 per share of common stock and are exercisable commencing on the Company’s completion of a business combination and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued. The Company issued to Mr. McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 on April 12, 2007. In addition, on September 12, 2007 an additional 286,288 warrants to purchase common stock were issued to Sean McDevitt, John Voris, Wayne Yetter, Erin Enright and Jean Pierre Millon at a purchase price of $0.70 per warrant for an aggregate purchase price of $200,400. The warrants issued to Mr. McDevitt on April 12, 2007 and the warrants issued to Sean McDevitt, John Voris, Wayne Yetter, Erin Enright and Jean Pierre Millon on September 12, 2007, are subject to the same terms and conditions as the warrants issued to Mr. McDevitt in December 2006. Mr. McDevitt and the other warrant purchasers, have agreed not to sell or transfer their warrant purchases until after the Company has consummated a business combination. The warrants issued and sold in December 2006, April 2007 and September 2007 were not registered under the Securities Act. As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

The initial stockholders, who received shares prior to the IPO, are entitled to demand that we register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

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

The Company and FTN executed an engagement letter dated April 27, 2007, in which FTN will provide advisory services for a fee of $1,000,000. FTN will provide the Company with financial advice and assistance in connection with possible transactions involving InfuSystem, Inc. The services may include performing valuation analysis, assisting the Company in performing its due diligence, coordinating visits with InfuSystem, Inc. and assisting the Company in negotiating financial terms. Per the engagement letter, the $1 million fee is not payable until the Company consummates a business combination. As of September 30, 2007, the Company has not recorded a liability related to FTN’s services. The $1,000,000 was paid on October 31, 2007, after the October 25, 2007 closing. The $1,000,000 fee paid to FTN is also discussed in Note 11.

9.	Common and Preferred Stock

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares of common stock to certain members of its management team resulting in compensation of $8,435,005 to them, computed at $4.82 per share, which will be charged to expense ratably over the forfeiture period. Of this amount, $263,595 and $1,142,241 were charged to expense for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the amounts charged to expense were $1,489,793 and $5,523,756 respectively. The amount charged to expense for the period from August 15, 2005 (inception) to September 30, 2007 was $8,174,341. The Company will recognize the remaining $260,664 of compensation as an expense ratably over the forfeiture period of the shares. Each individual receiving shares has agreed to forfeit a portion of their shares if they cease to be an officer or director prior to the following dates (other than as a result of (i) disability, (ii) death, (iii) removal by the Company without cause, or (iv) resignation for good reason) the portion of the shares to be forfeited is as follows:

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

Entry into a Material Definitive Agreement

On September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow Corporation, a Delaware corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”) and InfuSystem, Inc. (“InfuSystem”), a California corporation and wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Acquisition Sub will purchase all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Sub will merge with and into InfuSystem. After the merger, Acquisition Sub will cease to exist as an independent entity and InfuSystem, as the surviving corporation, will continue its corporate existence under the laws of the State of California. The name of the surviving corporation will be InfuSystem, Inc. The Stock Purchase Agreement originally provided that in the event the acquisition of InfuSystem was not consummated by April 30, 2007, the Stock Purchase Agreement was terminable by the Company or I-Flow. On April 30, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 1 to the Stock Purchase Agreement extending the termination date from April 30, 2007 to June 29, 2007. On June 29, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 2 to the Stock Purchase Agreement extending the termination date from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 3 to the Stock Purchase Agreement extending the termination date from July 31, 2007 to October 1, 2007.

On September 18, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into Amendment No. 4 to the Stock Purchase Agreement extending the termination date from October 1, 2007 to October 22, 2007. The agreement also amended/added other provisions including a decrease in the purchase price from $140,000,000 to $100,000,000 as well as an Earn-out provision and other provisions.

The Earn-out provision provides for a potential additional payment of up to $12,000,000 to be paid to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company’s future operations are met. The contingent consideration is based upon the compound growth rate or “CAGR” of the Company’s consolidated net revenues over the three-year period ended December 31, 2010 as compared to InfuSystem’s 2007 net revenues, excluding certain revenues not part of InfuSystem’s core business. The additional payment would be paid in 2011. No additional payment will be made unless the Company achieves a consolidated net revenue CAGR of at least 40% over the three-year period. The additional payment will range from $3,000,000 to $12,000,000 depending upon the extent to which consolidated net revenue CAGR for the three year period exceeds 40%. The maximum potential amount of the contingent consideration is $12,000,000 and would be payable to I-Flow if the Company achieves a consolidated net revenue CAGR of 50% over the three-year period. The Company has agreed to guarantee the obligations of Acquisition Sub under the Credit Agreement.

On October 17, 2007, the Company, I-Flow, InfuSystem and Acquisition Sub entered into a Further Agreement Regarding Project Iceland (the Company’s acquisition of InfuSystem from I-Flow) in which the termination date will be extended to November 1, 2007, the Company agrees to pay the termination fee of $3,000,000 unconditionally, and I-Flow may purchase shares of the Company’s stock at its discretion from the third parties in privately negotiated or market transactions in order to increase the likelihood of shareholder approval.

The Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) requires that the acquisition must be approved by the holders of a majority of the shares of its common stock sold in the Company’s April 2006 IPO. The acquisition cannot be completed if holders of 20% or more of the shares of the Company’s common stock sold in the IPO vote against the acquisition and, as permitted by the Certificate of Incorporation, demand that their shares be converted (the “Conversion Rights”) into the right to receive a pro rata portion of the net proceeds of the IPO held in a trust account established for this purpose at the time of the IPO. If the holders of less than 20% of the shares of the Company’s common stock exercise their Conversion Rights and the transaction closes, such holders will receive their pro rata share of the trust proceeds.

Purchase Price

In consideration for the acquisition of all of the issued and outstanding shares of capital stock of InfuSystem, the Company or Acquisition Sub will pay to I-Flow a purchase price of $100,000,000, subject to certain working capital adjustments as set forth in the Stock Purchase Agreement. The purchase price will be paid by the Company or Acquisition Sub through a combination of (i) a secured promissory note (the “Promissory Note”) payable to I-Flow in a principal amount equal to $15,000,000 plus the amount actually paid to the Company’s stockholders who exercise their Conversion Rights but not to exceed $35,000,000 (the “Maximum Amount”) and (ii) an amount of cash purchase price equal to $65,000,000 plus the difference between the Maximum Amount and the actual principal amount of the Promissory Note. In connection with I-Flow’s commitment to accept the Promissory Note, a $100,000 delivery fee was paid by the Company to I-Flow on October 4, 2006 and a “Ticking Fee” (between 0.50% and 1.0% per annum of the Maximum Amount) is payable from September 29, 2006 until the earlier of the closing under the Stock Purchase Agreement, termination of the Stock Purchase Agreement or the Company’s notice that, because alternative financing has been secured, the Promissory Note to I-Flow will no longer be required. On October 4, 2006, the Company paid $100,000 to I-Flow representing the delivery fee.

Representations, Warranties and Covenants

The Stock Purchase Agreement contains representations and warranties of each of the Company, I-Flow, Acquisition Sub and InfuSystem, as applicable, relating to, among other matters, (i) corporate organization and similar corporate matters, (ii) title to stock, (iii) capitalization, (iv) the authorization, performance and enforceability of the Stock Purchase Agreement, (v) taxes, (vi) financial statements and the absence of undisclosed liabilities, (vii) material contracts, (viii) absence of certain changes, (ix) compliance with applicable laws, (x) absence of litigation, (xi) insurance, (xii) consents, (xiii) licenses and permits, (xiv) validity of leases, (xv) title to assets, (xvi) employer and employee benefit matters, (xvii) environmental matters and (xviii) intellectual property matters.

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

Indemnification

Under the Stock Purchase Agreement, each of the Company and I-Flow have agreed to indemnify the other and its affiliates, subject to certain limitations, against certain losses arising from, among other matters, such party’s breach of the Stock Purchase Agreement.

Termination and Break Up Fee

Payment of the break up fee has been guaranteed to I-Flow by Messrs. Sean McDevitt and Philip B. Harris (the “Guarantors”) pursuant to a continuing guaranty (the “Continuing Guaranty”) provided by the Guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a guarantee fee and reimbursement agreement (the “Guarantee Fee and Reimbursement Agreement”) entered into by the Company and the Guarantors on September 29, 2006, the Company has agreed to pay the Guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. The Company has also agreed to immediately reimburse the Guarantors for any payments actually made by them in connection with the Continuing Guaranty. The Guarantors have waived any rights they may have to bring claims against the trust account to satisfy reimbursements owed to them under the Guaranty Fee and Reimbursement Agreement. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable. During 2006, the Company incurred a charge to operating expenses for $100,000 related to the Guaranty Fee and Reimbursement Agreement. The Company paid the termination fee on October 25, 2007 and the letter of credit issued by JPMorgan for the benefit of I-Flow was subsequently cancelled.

11.	Subsequent Events

Completion of Acquisition or Disposition of Assets

On October 25, 2007, the Company consummated the transactions contemplated by the Stock Purchase Agreement pursuant to which Acquisition Sub acquired all of the issued and outstanding capital stock of Infusystem from I-Flow. Prior to the acquisition, the Company was a blank check company with no operations, formed as a vehicle for an acquisition of an operating business in the healthcare industry. Concurrently with the acquisition, Acquisition Sub merged with and into InfuSystem, as a result of which InfuSystem became a wholly-owned subsidiary of the Company. The Company paid $100,000,000 to I-Flow for all of the issued and outstanding capital stock of InfuSystem, $67,297,000 of which was paid in cash and the remaining $32,703,000 was paid in the form of a loan from I-Flow. In addition, the Company paid the $3,000,000 termination fee as discussed in Note 10. The allocation of the purchase price, which will include deferred acquisition and closing costs, has not yet been completed.

As of October 25, 2007, the Company is no longer a development stage company and has ceased being a shell company.

The Stock Purchase Agreement also provides for a potential additional payment of up to $12,000,000 to be paid to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company's future operations are met as described in Note 10.

Holders of 2,726,488 shares of the Company's common stock elected to convert their shares to cash at a conversion price of $6.00 per share for a total of $16,358,928 which was paid on October 25, 2007.

At October 25, 2007, the date of the completion of the acquisition, the following amounts included in the September 30, 2007 financial statements will change significantly, which are not reflected in the September 30, 2007 balances. The common stock subject to conversion will reflect the 2,726,488 actual shares converted which will reduce this balance by approximately $3,882,356. The stockholders who elected to convert their 2,726,488 shares were paid $6.00 per share or $16,358,928 and their respective shares were cancelled. The contingent advisory service fee of $1,000,000 will be accrued and paid. The deferred underwriting fees will be reduced by $883,395 to reflect the required pro rata reduction based on actual shares converted and the subsequent change in the warrant value will cause the warrant liability to increase, which, based on the November 13, 2007 value, will be an increase of approximately $4,400,000. The approximate $4,400,000 increase in warrant liability will result in a corresponding charge to other expense on the statement of operations.

The share based payments agreement discussed in Note 2 and Note 9 in which stock compensation has been charged to expense over the forfeiture period will end on the business combination date, which is October 25, 2007. As a result, the balance of the deferred compensation of $260,664 as of September 30, 2007 will be expensed on October 25, 2007.

The balance in the trust account was disbursed as follows:

Date	Payee	Description	Amount
10/25/07	I-Flow Corporation	Closing	$73,829,224	*
10/25/07	Mellon Investor Services, LLC	Converted Shares	16,898,928	**
10/25/07	Sean McDevitt	Guaranty fee	200,000
10/25/07	Philip B. Harris	Guaranty fee	200,000
10/25/07	Morgan Lewis & Bockius LLP	Legal fees	2,000,000
10/25/07	Transferred to operating account		8,128,898

		Total	$101,257,050

*	In addition to the $67,297,000 cash portion of the purchase price, we paid I-Flow Corporation $6,532,224, consisting of a $3,000,000 termination fee, financing fees of approximately $2,695,000 and other acquisition related reimbursements of approximately $837,224.
**	As a result of 90,000 less shares converted by shareholders voting against the acquisition, the Company will receive a refund of $6.00 per share or $540,000.

The balance owed to FTN Midwest Securities Corp. of $6,405,026 was paid on October 31, 2007 out of the operating account. The balance owed consists of:

Underwriting fee	$4,555,026
M&A advisory fee	1,000,000
Broadband Capital fee	800,000
Miscellaneous expenses reimbursement	50,000

Total	$6,405,026

As a result of 90,000 less shares ultimately converted by shareholders voting against the acquisition, an additional underwriting fee of $29,160 will be paid to FTN Midwest Securities Corp.

The remaining cash of approximately $2,200,000, adjusted to include the refund due from Mellon Investor Services, LLC and the additional amount due to FTN Midwest Securities Corp., will be used for general corporate purposes.

Board Representation Agreement

On October 12, 2007, the Company and Great Point Partners, LLC (“Great Point”) entered into a Board Representation Agreement (the “Agreement”) in connection with the sale by certain of the Company’s founding stockholders of an option to Great Point pursuant to which Great Point may purchase up to 1,500,000 shares of the Company’s common stock from such stockholders. Pursuant to its terms, the Agreement becomes effective upon the closing of the acquisition. Pursuant to the Agreement, the Company agreed that upon request, the Company would increase the size of its Board of Directors by one and use its best efforts to cause the vacancy created thereby to be filled by an individual designated by Great Point (the “Great Point Director”). Great Point has the option, but not the obligation, to designate a director.

The Agreement provides that so long as Great Point and any of its affiliated funds own at least 10% of the Company outstanding securities entitled to vote for the election of directors of the Company (the “Voting Securities”), the Company will use its best efforts to cause (i) the Board of Directors or its Nominating Committee to recommend a Great Point Director for election each year and (ii) the Board of Directors to designate the Great Point Director to serve on committees of the Board of Directors to the same extent, and on the same basis, as other members of the Board of Directors. Additionally, so long as Great Point or any of its affiliated funds own at least 10% of the Company’s Voting Securities, the Company will, at the option of the Great Point Director, cause the Great Point Director to be a member of the board of directors of each subsidiary of the Company.

In the event that there is a vacancy on the Board caused by the resignation or removal of a Great Point Director or the failure of Great Point to designate a Great Point Director, Great Point shall have the right to participate as an observer at each meeting of the Board of Directors or any committee thereof.

In the event that at any time Great Point and any of its affiliated funds own less than 10% of the Company’s Voting Securities, Great Point shall cause the Great Point Director to resign from the Board of Directors and from the board of directors of any subsidiary of the Company.

Share Issuance

As discussed in Note 6, on October 25, 2007, 765,956 and 159,575 shares of common stock were issued to Sean McDevitt and Pat LaVecchia, respectively. The balance of 1,234,044 and 257,091 shares will be issued six months from the date of the closing of the Company’s acquisition of InfuSystem, resulting in the issuance of a total of 2,000,000 and 416,666 shares of common stock to Sean McDevitt and Pat LaVecchia, respectively.

Name Change

Upon completing its acquisition of InfuSystem, Inc. from I-Flow Corporation, the Company has changed its name to InfuSystem Holdings, Inc. It will remain a Delaware Corporation.

Amended and Restated Services Agreement

I-Flow and InfuSystem entered into an Amended and Restated Services Agreement (“Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow, from and after the closing of the acquisition, the billing and collection services and management services that InfuSystem had been providing to I-Flow prior to the date of the closing of the acquisition. Under the Services Agreement, I-Flow agreed to retain InfuSystem, as an independent contractor, on a non-exclusive basis, to provide third-party billing and certain management services in connection with the manufacturing, marketing, distribution and sale by I-Flow of its medical equipment and supplies. In return, InfuSystem agreed to furnish I-Flow certain billing and collection services, including the billing of services and/or products to, and collection of payments and reimbursements from, patients and applicable third parties.

Under the Services Agreement, I-Flow agreed to pay InfuSystem a monthly service fee equal to the greater of (i) the monthly expenses for those InfuSystem employees devoted to the billing and collection and management services provided to I-Flow which expenses consist of (a) salaries and wages, (b) payroll taxes and (c) group insurance, in addition to an amount equal to 40% of the sums of items (a) through (c) or (ii) a performance-based fee equal to 25% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow.

The initial term of the Services Agreement is 3 years, and will be automatically renewed for succeeding 1 year terms unless terminated pursuant to its provisions. The Services Agreement may be terminated by I-Flow at any time upon giving 180 calendar days prior written notice to InfuSystem, and may be terminated by InfuSystem after the first anniversary upon giving 180 calendar days prior written notice to I-Flow.

License Agreement

InfuSystem entered into a license agreement (the “License Agreement”) with I-Flow, pursuant to which InfuSystem granted to I-Flow a license to use InfuSystem’s intellectual property related to the third-party billing and collection services and management services provided by InfuSystem to I-Flow prior to the closing of the acquisition. Specifically, InfuSystem granted to I-Flow (i) an unrestricted, perpetual, irrevocable, worldwide, assignable, royalty-free and exclusive license to use and/or sublicense InfuSystem’s intellectual property with respect to acute post-operative pain management treatments, and (ii) an unrestricted, perpetual, irrevocable, worldwide, assignable, royalty-free and non-exclusive license to use and/or sublicense InfuSystem’s intellectual property with respect to all fields other than post-operative pain management treatments, including, without limitation, the fields of wound site management and post-operative surgical treatments.

The term of the License Agreement is perpetual, but may be terminated by I-Flow following the third anniversary of the effective date of the License Agreement. Upon the later of the third anniversary of the effective date or the termination of the Services Agreement for any reason, the exclusive license described in (i) above will be deemed amended to become a non-exclusive license. The License Agreement may not be terminated by InfuSystem.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q of includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Form 10-Q and the Audited Financials included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Valuation of Warrants

Fair values for traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, as in the case of our warrants as of the date of issuance, fair values are determined using methods requiring judgment and estimates. This policy only relates to warrants that can be settled in registered shares. Before the warrants were publicly traded, we allocated the unit price between the share of common stock and the warrants issued based upon relative fair value determined, among other things, by reference to comparative companies. The warrants included in the units sold in our initial public offering and the underwriter’s over allotment option began to be publicly traded on the Over the Counter Bulletin Board on June 15, 2006, and consequently the market value of the warrants is reflected as the fair value of the warrants at each period end. To the extent that the market prices of our warrants increase or decrease, our derivative liabilities will also increase or decrease with a corresponding impact on our statement of operations.

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

Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or one year from the effective date of the initial public offering and expiring five years from the effective date of the initial public offering. Our net proceeds from the sale of the units were $98,011,000 which includes a contingent underwriting fee of $5,468,000. Of this amount, $96,215,000 was deposited in trust. The remaining $1,780,000 was held outside of the trust for use to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The $1,780,000 of net proceeds of the initial public offering held outside the trust were exhausted at December 31, 2006, however, the sale of warrants on December 28, 2006 for $437,000, on April 12, 2007 for $313,000, and on September 12, 2007 for $200,400 replenished the cash held outside of the trust account.

As of September 30, 2007, we had (i) $27,000 in cash outside the trust and (ii) $3,347,000 in current liabilities including accrued legal fees, due diligence expenses and related transaction expenses and taxes. The consideration of $100,000,000 to be paid to I-Flow in connection with the acquisition of InfuSystem will be funded using cash held in the trust account and by a promissory note payable to I-Flow in the initial principal amount of $15,000,000 to be increased up to $35,000,000 depending on the number of our stockholders who exercise their conversion rights. Accordingly, we believe that we have adequate funds to complete the proposed acquisition of InfuSystem. In the event the business combination was not completed, we would have tried to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However, the acquisition closed on October 25, 2007.

We received net proceeds of approximately $98,011,000. Of the net proceeds, $5,468,000 is payable to FTN Midwest Securities Corp. (“FTN”) as an underwriting fee upon our consummation of a business combination. At the time of the initial public offering, we estimated that we would deposit proceeds of $95,000,000 or $109,560,000 (if the underwriter’s overallotment option was exercised in full) into the trust account. FTN partially exercised its overallotment option of 2,500,000 units by purchasing 208,584 units from us. As a result, we deposited $96,215,000 of net proceeds from the initial public offering into the trust account. Set forth below are our estimated uses of the net proceeds of $1,780,000 held outside the trust account as determined at the time of the initial public offering. On October 25, 2007, the Company consummated the transactions contemplated by the Stock Purchase Agreement pursuant to which Acquisition Sub acquired all of the issued and outstanding capital stock of InfuSystem from I-Flow.

Description	Amount
Legal, accounting and other third party expenses attendant to the due diligence investigations, structuring and negotiation of a business combination	$350,000
Internal due diligence of prospective target businesses	100,000
Legal and accounting fees relating to SEC reporting obligations	50,000
Working capital to cover miscellaneous expenses, stockholder note payable, directors and officers insurance and reserves	1,280,000

Total	$1,780,000

Set forth below are our expenses incurred as of October 25, 2007 in connection with the acquisition.

Description	Amount
Legal, accounting and other third party expenses attendant to the due diligence investigations, structuring and negotiation of the acquisition of InfuSystem	$8,858,707
Financing expenses relating to fees payable to I-Flow in connection with the Promissory Note, fees payable to Sean McDevitt and Philip B. Harris in connection with their guaranty of the Company’s payment of the break up fee to I-Flow under the Stock Purchase Agreement and fees paid in connection with the issuance of the letter of credit by JPMorgan for the benefit of I-Flow	3,270,600
Legal and accounting expenses, directors and officers insurance and other miscellaneous expenses attendant to the operations of the Company	1,965,411

Total	$14,094,718

Results of Operations for the Three Months Ended September 30, 2007 Compared with September 30, 2006

During the three months ended September 30, 2007, we had not yet consummated the business combination for which we had signed a material definitive agreement in September of 2006 (see Note 10 to the Condensed Consolidated Financial Statements).

The amortization of stock based compensation of $263,595 for the three months ended September 30, 2007 was lower than the amount for the three months ended September 30, 2006 of $14,192,236 due to a two year vesting schedule which provides for greater amortization in the earlier months as follows: 25% over six months, 25% over 12 months, 25% over eighteen months and 25% over 24 months as discussed in Note 9 of the Condensed Consolidated Financial Statements, as well as a one time charge to stock compensation expense of $13,049,996 in the quarter ended September 30, 2006, also discussed in Note 9.

General and administrative expenses increased for the three months ended September 30, 2007, compared with the three months ended September 30, 2006 from $143,568 to $243,788. The increase primarily relates to professional fees related to the preparation and review of our financial statements and filings with the SEC incurred during 2007 that were incurred to a lesser extent during 2006.

During the three months ended September 30, 2007, we recognized a non-cash loss on warrant liabilities of $675,010 compared to a non-cash loss on warrant liabilities of $337,505 recognized during the three months ended September 30, 2006. This was the result of the change in the market value of the outstanding warrants at the end of each period.

We incurred a ticking fee in the amount of $191,666 during the three months ended September 30, 2007 in connection with the Stock Purchase Agreement we entered into with I-Flow, InfuSystem and Acquisition Sub to purchase InfuSystem. There was no ticking fee payable for the three months ended September 30, 2006, as we were not subject to the terms of the Stock Purchase Agreement until the quarter ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we had not yet consummated the business combination for which we had signed a material definitive agreement in September of 2006 (see Note 10 to the Condensed Consolidated Financial Statements).

The amortization of stock based compensation of $1,489,793 for the nine months ended September 30, 2007 was lower than the amount for the nine months ended September 30, 2006 of $18,573,753 due to a two year vesting schedule which provides for greater amortization in the earlier months as follows: 25% over six months, 25% over 12 months, 25% over eighteen months and 25% over 24 months, as discussed in Note 9 of the Condensed Consolidated Financial Statements as well as a one time charge to stock compensation expense of $13,049,996 in the quarter ended September 30, 2006, also discussed in Note 9.

General and administrative expenses increased for the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006 from $322,021 to $967,969. The increase primarily relates to professional fees related to the preparation and review of our financial statements and filings with the SEC incurred during 2007 that were incurred to a lesser extent during 2006.

During the nine months ended September 30, 2007, we recognized a non-cash loss on warrant liabilities of $675,010. In the comparable nine month period ended September 30, 2006, we recognized a non-cash gain on warrant liabilities of $9,450,140. This year over year change was the result of the change in the market value of the outstanding warrants at the end of each period, as well as the non-recurrence of the one time gain associated with the initial public trading of the warrants in June 2006.

We incurred a ticking fee in the amount of $543,749 during the nine months ended September 30, 2007 in connection with the Stock Purchase Agreement we entered into with I-Flow, InfuSystem and Acquisition Sub to purchase InfuSystem. There was no ticking fee payable for the nine months ended September 30, 2006, as we were not subject to the terms of the Stock Purchase Agreement until the quarter ended September 30, 2006.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, we experienced negative cash flows. The Company financed its operations primarily from existing cash and the sale of warrants on April 12, 2007 for $313,000 and on September 12, 2007 for $200,400. As of September 30, 2007, we had $27,181 of cash and cash equivalents, a decrease of $400,191 from the $427,372 balance at December 31, 2006, which relates primarily to the payment of expenses and acquisition-related costs, consisting mainly of legal, professional and printing costs related to due diligence and proxy filings with the SEC.

Net cash used by operating activities for the nine months ended September 30, 2007 was $661,886. This amount includes a net loss of $928,475, and an adjustment to exclude interest income on the trust account (as the trust account and related interest are excluded from the Company’s operating cash). These were partially offset by a decrease in prepaid expenses of $439,095, an increase in accounts payable, accrued expenses and taxes payable of $768,612 and withdrawal from the trust account of $422,000. In addition, we had non-cash charges of $1,489,793, representing stock based compensation and non-cash compensation.

Net cash used in investing activities for the nine months ended September 30, 2007 amounted to $251,805, the result of the payment of acquisition-related costs.

Net cash provided by financing activities for the nine months ended September 30, 2007 was the result of proceeds of $100 received by us from the issuance of an option to purchase 833,333 units to FTN on April 18, 2006, and the proceeds of $513,400 from sale of warrants on April 12, 2007 and in September 2007.

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

Net proceeds (including the Overallotment) after underwriting, legal, accounting, and printing costs amounted to $98,134,319 which includes a contingent underwriting fee of $5,467,581. $101,257,050, which includes interest earned thereon, is being held in a trust account as of September 30, 2007. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

We granted a purchase option to FTN at the closing of the initial public offering on April 18, 2006 to acquire 833,333 units for $100. Similar to the units issued in connection with the Initial public offering, the units issuable upon exercise of the purchase option consist of one share of common stock and one warrant. Each of the warrants underlying the purchase option, however, entitles the holder to purchase one share of our common stock at a price of $6.25 per share. Additionally, the terms of the purchase option provide that: (i) we are not obligated to deliver any securities pursuant to the exercise of the purchase option unless a registration statement under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants which are issuable upon exercise of the purchase option is effective; and (ii) FTN is not entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in securities if the common stock issuable upon exercise of the warrants is not covered by an effective registration statement. The purchase option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination or one year from the date of the initial public offering prospectus dated April 11, 2006 and expiring five years from the date of the initial offering prospectus dated April 11, 2006. The option may only be exercised or converted by the option holder. We received payment for this option in the first quarter of 2007.

The sale of the option was accounted for as an equity transaction. Accordingly, there was no net impact on our financial position or results of operations, except for the recording of the $100 proceeds from the sale. We have determined that the fair value of the option on the date of sale was $2.36 per unit, or approximately $1,966,666, using an expected life of five years, volatility of 47% and a risk-free interest rate of 3.98%. Accordingly, this amount was recorded as an expense of the offering resulting in a charge directly to the stockholders’ equity.

On December 28, 2006, we issued and sold to Sean McDevitt 624,286 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. Each warrant represents the right to purchase one share of common stock at an exercise price of $5.00 per share. The warrants are exercisable commencing on the later of our completion of a business combination or April 11, 2007, and expire on April 11, 2011 or earlier upon our redemption of the warrants. We may redeem the warrants in whole, and not in part, at a price of $0.01 per warrant, at any time after the warrants become exercisable, provided that Mr. McDevitt receives no less than 30 days written notice prior to the redemption and the last reported sale price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Mr. McDevitt. The exercise price and number of shares of common stock issuable upon exercise of the warrants will be subject to future adjustments in the event that we subdivide or combine our outstanding shares of common stock or issue a stock dividend. We issued and sold to Mr. McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 on April 12, 2007. In addition, on September 12, 2007 an additional 286,288 warrants to purchase Common Stock were issued to various officers and directors at a purchase price of $0.70 per warrant for an aggregate purchase price of $200,400. The warrants issued in April 2007 and September 2007 are subject to the same terms and conditions as the warrants purchased by Mr. McDevitt in December 2006.

We funded the acquisition and related expenses associated with the acquisition of InfuSystem from the release of investments held in trust upon the completion of the acquisition. Taxes will be paid out of the investments held in trust from the interest earned on the funds held in the account.

Off-Balance Sheet Arrangements

In the event that the Stock Purchase Agreement that we entered into with I-Flow, Iceland Acquisition and InfuSystem on September 29, 2006 is terminated (i) because of our failure to obtain stockholder approval of the acquisition of InfuSystem by April 30, 2007 for any reason or (ii) because the Company or its subsidiary, Iceland Acquisition Sub, are unwilling or unable to consummate the transactions contemplated by the Stock Purchase Agreement notwithstanding the fact that all conditions precedent to the Stock Purchase Agreement to be satisfied by I-Flow and InfuSystem (and the receipt of stockholder approval) have been satisfied or are capable of fulfillment, we must pay I-Flow a break up fee. On April 30, 2007, we entered into an amendment to the Stock Purchase Agreement with I-Flow, Iceland Acquisition and InfuSystem which extends the date by which we must obtain stockholder approval of the acquisition of InfuSystem to June 29, 2007. This date has been further extended from July 31, 2007 and then to October 1, 2007 and then to October 22, 2007 with Amendment No. 4 to the Stock Purchase Agreement. On October 17, 2007 the parties entered into a further agreement extending the termination agreement to November 1, 2007 as well as the Company agreeing to pay the $3,000,000 termination fee unconditionally to the seller.

As discussed in Note 10 to the Consolidated Financial Statements, our payment of the break up fee has been guaranteed to I-Flow by Sean McDevitt, Chairman of the Board of Directors of the Company, and Philip B. Harris pursuant to a Continuing Guaranty provided by the guarantors in favor of I-Flow and delivered concurrently with the execution of the Stock Purchase Agreement. Pursuant to the terms of a Guarantee Fee and Reimbursement Agreement entered into by us and the guarantors on September 29, 2006, we have agreed to pay the guarantors a fee of $100,000 upon delivery of the Continuing Guaranty and $300,000 upon closing of the transactions contemplated by, or the termination of, the Stock Purchase Agreement. We have also agreed to reimburse the guarantors for any payments actually made by them in connection with the Continuing Guaranty. Messrs. McDevitt and Harris have delivered to I-Flow a $3,000,000 letter of credit issued by JPMorgan for the benefit of I-Flow which I-Flow may draw upon in the event that the break up fees are not paid when due and payable. The Company paid the termination fee on October 25, 2007 and the Letter of Credit was subsequently cancelled.

Contractual Obligations

As of September 30, 2007, we did not have any contractual obligations.

As of September 30, 2007, we had accrued liabilities of (i) $1,893,652 consisting of accrued professional fees and (ii) $5,467,581 in underwriting fees payable to FTN. The underwriting fee of $5,467,581 is payable to FTN upon the completion of our initial business combination. Each of our auditors and accountants, as well as FTN, have executed waivers against any claims to the trust account for fees payable to them by us. We believe that these waivers are valid and enforceable against our auditors, accountants and FTN. Our auditors are being paid timely. The Company paid $4,555,026 to FTN on October 31, 2007 representing a reduction in the amount due as a result of the 2,726,488 shares voted against the acquisition of InfuSystem and requesting conversion as discussed in Note 11.

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

As of September 30, 2007, $101,257,050 of the net proceeds of our initial public offering plus earned interest were held in trust for the purposes of consummating a business combination. As of September 30, 2007, the proceeds held in trust plus earned interest have been invested in a United States Treasury money market account. As of September 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.53%. Assuming no other changes to our holdings as of September 30, 2007, a 1% decrease in the underlying interest rate earned on our investments as of September 30, 2007 would result in a decrease of $249,675 in the interest earned on our investments for the following 90-day period. In contrast, a 1% increase in the interest rate earned on our investments would increase our interest income by $249,675 for the following 90 day period.

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

As of the end of the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of the Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer originally concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in our financial closing and reporting process as of September 30, 2007. Specifically, we do not have sufficient resources with the appropriate expertise to adequately evaluate complex transactions entered into by the Company and determine the appropriate application of generally accepted accounting principles (“GAAP”). This material weakness resulted in the error in accounting for the effects of our warrants issued to purchase common stock.

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

Change in Internal Control

We are in the process of implementing improved procedures and controls designed to increase our ability to evaluate complex transactions and determine the appropriate application of GAAP. These procedures include a review of the resources and personnel dedicated to the preparation of our financial statements. There were no material changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequently we have begun to take the remedial actions described above. It is expected that these remedial actions will be completed by the end of our 2007 fiscal year.

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

Date: November 14, 2007	INFUSYSTEM HOLDINGS, INC.

	By:	/s/ Steven Watkins
	Name:	Steven Watkins
	Title:	Chief Executive Officer

	By:	/s/ Sean Whelan
	Name:	Sean Whelan
	Title:	Chief Financial Officer