Form 10-Q
period 2008-03-31
InfuSystem Holdings, Inc
filed 2008-05-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1551 East Lincoln Avenue, Suite 200

Madison Heights, Michigan 48071

(Address of Principal Executive Offices including zip code)

(248) 546-7047

(Registrant’s Telephone Number, Include Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, 16,824,295 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):	3

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (including predecessor for the three months ended March 31, 2007)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (including predecessor for the three months ended March 31, 2007)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II	OTHER INFORMATION	28

Item 6.	Exhibits	28

	Signatures	29

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	6,430	3,960
Accounts receivable, less allowance for doubtful accounts of $1,945 and $1,638 at March 31, 2008 and December 31, 2007, respectively; March 31, 2008 and December 31, 2007 include $47 and $103 due from I-Flow, respectively	5,256	6,304
Inventory supplies	302	364
Prepaid expenses and other current assets	522	1,263
Deferred income taxes	4	4

Total Current Assets	12,514	11,895
Property & equipment, net	12,903	13,504
Deferred debt issuance costs, net	1,738	1,918
Goodwill	56,572	56,544
Intangible assets, net	32,108	32,565

Total Assets	115,835	116,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,467	1,076
Other current liabilities	747	1,886
Derivative liabilities	7,176	12,407
Current portion of long-term debt payable to I-Flow	2,453	2,044

Total Current Liabilities	12,843	17,413
Long-term debt payable to I-Flow, net of current portion	29,432	30,250
Deferred income taxes	4	4

Total Liabilities	42,279	47,667

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000	—	—
shares; none issued
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,315,430 and 18,315,430, respectively; outstanding 16,824,295 and 16,824,295, respectively	2	2
Additional paid-in capital	79,437	79,437
Retained deficit	(5,883)	(10,680)

Total Stockholders’ Equity	73,556	68,759

Total Liabilities and Stockholders’ Equity	115,835	116,426

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31		I-Flow Predecessor Three Months Ended March 31 2007

(in thousands, except per share data)	2008	2007
Net revenues	$8,530	$—	$7,874
Operating expenses:
Cost of Revenues — Product and supply costs	1,465	—	1,331
Cost of Revenues — Pump depreciation	963	—	983
Provision for doubtful accounts	861	—	1,693
Amortization of intangibles	457	—	—
Selling and marketing	1,077	—	1,008
General and administrative	3,186	1,181	1,846

Total Operating Expenses	8,009	1,181	6,861

Other income (expense):
Gain on derivatives	5,231	2,025	—
Interest income	3	1,151	—
Interest expense	(958)	—	(30)

Total other income (expense)	4,276	3,176	(30)

Income before income taxes	4,797	1,995	983
Income tax expense	—	(220)	(394)

Net income	4,797	1,775	589

Net income per share:
basic	0.29	0.10	N/A
diluted	0.29	0.08	N/A
Weighted average shares outstanding:
basic	16,824,295	18,625,252	N/A
diluted	16,824,295	22,417,488	N/A

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31		I-Flow Predecessor Three Months Ended March 31 2007

(in thousands)	2008	2007
OPERATING ACTIVITIES
Net Income	4,797	1,775	589
Items included in net income not requiring cash:
Gain on derivative liabilities	(5,231)	(2,025)	—
Provision for doubtful accounts	861	—	1,693
Depreciation	1,004	—	1,026
Amortization of intangible assets	457	—	—
Amortization of deferred debt issuance costs	180	—	—
Loss on disposal of assets	225	—	73
Interest Income on Investments Held in Trust	—	(1,147)	—
Stock-based compensation	—	615	82
Deferred Income Taxes	—	—	(378)
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	187	—	(408)
Decrease (increase) in prepaid expenses and other current assets	803	154	(67)
Increase (decrease) in accounts payable and other current liabilities	140	354	(1,018)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,423	(273)	1,592

INVESTING ACTIVITIES
Payment of deferred acquisition costs	(97)	(92)	—
Capital Expenditures	(447)	—	(840)
Proceeds from sale of property	—	—	226

NET CASH USED IN INVESTING ACTIVITIES	(544)	(92)	(614)

FINANCING ACTIVITIES
Net capital contributions from parent	—	—	425
Payments on term loan	(409)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(409)	—	425

Net change in cash and cash equivalents	2,470	(365)	1,403
Cash and cash equivalents, beginning of period	3,960	427	1,956

Cash and cash equivalents, end of period	6,430	62	3,359

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$778	$—	$—
Cash paid for income taxes	$442	$169	$185
NON-CASH TRANSACTIONS
Additions to property (a)	$537	$—	$495

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of March 31, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows of InfuSystem, while owned by its prior parent I-Flow Corporation (“Predecessor InfuSystem”), are also presented for the three months ended March 31, 2007. The financial statements of Predecessor InfuSystem presented for the three months ended March 31, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for an entire year.

The Company was incorporated in Delaware on August 15, 2005 as a blank check company whose objective was to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the healthcare sector.

Substantially all activity through October 25, 2007 relates to the Company’s formation, its initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem described below. The Company has selected December 31 as its fiscal year end. The Company completed its IPO on April 18, 2006 and received gross proceeds of $100,000,000. Substantially all of the net proceeds of the IPO were used to acquire InfuSystem. On September 29, 2006, the Company entered into a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with I-Flow Corporation (“I-Flow”), Iceland Acquisition Subsidiary, the Company’s wholly-owned subsidiary (“Acquisition Subsidiary”) and InfuSystem, a wholly-owned subsidiary of I-Flow. Upon the closing of the transactions contemplated by the Stock Purchase Agreement on October 25, 2007, Acquisition Subsidiary purchased all of the issued and outstanding capital stock of InfuSystem from I-Flow and concurrently merged with and into InfuSystem. As a result of the merger, Acquisition Subsidiary ceased to exist as an independent entity and InfuSystem, as the corporation surviving the merger, became the Company’s wholly-owned subsidiary. Effective October 25, 2007, the Company changed its corporate name from “HAPC, INC.” to InfuSystem Holdings, Inc., and the Company ceased its existence as a development stage company. Prior to October 25, 2007, the Company was in the development stage. For accounting purposes, the acquisition has been treated as a purchase business combination. The results of InfuSystem are included in the consolidated financial statements subsequent to the acquisition date.

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

The Company has one operating segment, which consists solely of InfuSystem, representing the only reportable segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred. The Company has determined that no impairment existed as of March 31, 2008.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company has selected October 31 to perform its annual impairment test. Management does not believe impairment of its goodwill existed at March 31, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,572,000, increased by $28,000 during the three months ended March 31, 2008, and is based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 32% of the Company’s gross billings for the quarter ended March 31, 2008. The Company contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% of its gross billings for the quarter ended March 31, 2008. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8.

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

Share based compensation expense recognized for the quarters ended March 31, 2008 and 2007 was $0 and $615,000, respectively.

In May 2008, the Company granted restricted shares and stock options to management, executive officers and directors. The Company will account for the share grants in accordance with SFAS No. 123 (R) beginning in the second quarter of 2008.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In December 2007, the Company entered into an interest rate swap to hedge the exposure associated with its floating rate debt. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Gain on derivatives”.

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with I-Flow. The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the periods related to the warrants. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for net income for the following periods:

	Three Months Ended March 31
	2008	2007
Numerator:
Net income (in thousands)	$4,797	$1,775
Denominator:
Weighted average common shares outstanding:
Basic	16,824,295	18,625,252
Diluted	16,824,295	22,417,488
Net Income Per Share:
Basic	$0.29	$0.10
Diluted	$0.29	$0.08

Potential shares of common stock related to the Company’s 33,750,502 outstanding warrants issued in connection with its IPO and the 1,357,717 warrants issued privately were not included in the calculation for the three months ended March 31, 2008, as they were out of the money during that time period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008, and it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements, included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008, and it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet completed its assessment of the impact upon adoption of SFAS No. 161 on its consolidated financial position, results of operations or cash flows, but the impact is expected to be minimal as the Statement solely addresses disclosure.

3.	Acquisitions

No acquisitions were effected during the three months ended March 31, 2008.

For the three months ended March 31, 2008 cash paid for acquisition related expenses was $97,000, which related to the October 25, 2007 acquisition of InfuSystem.

Additional Contingent Payment

The Stock Purchase Agreement related to the acquisition of InfuSystem also provides for a potential additional payment of up to $12,000,000, or the earn-out, to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company’s future operations are met. Any amounts ultimately paid out in 2011 per the earn-out will increase Goodwill at the time of payment.

Purchase Price Allocation

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (trade name and physician relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill of $89,472,000 is expected to be deductible for tax purposes. Goodwill increased by $28,000 during the three months ended March 31, 2008. The purchase price allocation, while substantially complete, is subject to further adjustments. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below (in thousands):

Current assets	$8,499
Property and equipment	13,980
Goodwill	56,572
Trade Name	5,500
Physician Relationships	27,400
Current liabilities	(3,206)

Total purchase price	$108,745

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31, 2008	December 31, 2007
Pump equipment	$14,201	$13,816
Furniture, fixtures and equipment	416	413
Accumulated depreciation	(1,714)	(725)

Total	$12,903	$13,504

Depreciation expense for the quarter ended March 31, 2008 was $1,004,000, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(792)	(335)

Total identifiable intangible assets	$32,108	$32,565

Amortization expense for intangible assets for the quarter ended March 31, 2008 was $457,000, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of March 31, 2008 is as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The warrants discussed in Note 2 will be exercisable only if at the time of exercise (i) a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the common stock underlying the warrants issuable upon exercise of the option is effective, or (ii) in the opinion of counsel to the Company or counsel to the option holder reasonably satisfactory to the Company, the exercise of the warrants is exempt from the registration requirements of the Securities Act and such securities are qualified for sale or exempt from qualification under applicable securities laws of the states or other jurisdictions in which the registered holders reside. The warrants may not be exercised by, or securities issued to, any registered holder in any state in which such exercise or issuance would be unlawful. The option holder is not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement.

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

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at March 31, 2008 and December 31, 2007 were liabilities of $6,328,000 or $0.1875 per warrant and $12,150,000 or $0.36 per warrant, respectively.

At March 31, 2008, the Company had one interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,500,000 on March 31, 2008 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at March 31, 2008 and December 31, 2007 was a liability of $848,000 and $257,000, respectively.

Total derivative liabilities are as follows (in thousands):

	March 31, 2008	December 31, 2007
Warrant liability	$6,328	$12,150
Interest rate swap liability	848	257

Total	$7,176	$12,407

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$6,328	$6,328	$—	$—
Interest rate swap liability	848	—	848	—

Total	$7,176	$6,328	$848	$—

7.	Debt

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement, dated as of October 25, 2007, by and among the Company, Acquisition Subsidiary, and I-Flow (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at either LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At March 31, 2008, the rate in effect was 8.6%. The Company paid $745,000 in cash interest payments to I-Flow during the quarter ended March 31, 2008.

Maturities on the loan are as follows:

Year ending December 31,	(in thousands)
2008	$1,635
2009	3,270
2010	3,679
2011	23,301
2012	—
Thereafter	—

Total	$31,885

The loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a Fixed Charge Coverage Ratio, a Leverage Ratio, and Minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the quarter ended March 31, 2008 was $180,000, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $0 for the three months ended March 31, 2008, compared with $220,000 for the three months ended March 31, 2007.

The Company recorded a 100% valuation allowance against its net deferred tax assets. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At March 31, 2008 and December 31, 2007, a valuation allowance of $4,401,000 was applied against the deferred tax assets because it was uncertain whether the benefit of the deferred tax assets would be fully utilized.

The Company and its subsidiary will file a consolidated federal and certain combined state tax returns as of October 25, 2007, the date of acquisition. Through these filings, income generated by the Company is offset by losses in the consolidated group.

9.	Related Party Transactions

Two of the members of the Company’s board of directors are former Managing Directors of FTN Midwest, the underwriter of the Company’s IPO. Sean McDevitt resigned from his position as Managing Director of FTN Midwest effective January 19, 2007 and Pat LaVecchia resigned from his position as Managing Director of FTN Midwest effective February 2, 2007. FTN Midwest received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction, and the Company is in the process of taking the necessary steps to effectuate such issuance.

As discussed in Note 7 “Debt”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the quarter ended March 31, 2008, the Company recorded revenues of $144,000 from this arrangement; $47,000 of this amount was an outstanding receivable at March 31, 2008. On November 8, 2007, I-Flow informed InfuSystem that it was terminating the Services Agreement effective May 10, 2008.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the Madison Heights, Michigan office and warehouse facility currently leased by the Company. Rent expense for the leased premises was $58,000 for the quarter ended March 31, 2008, which was recorded in general and administrative expenses. Both the office and warehouse leases expire on June 30, 2008. As of March 31, 2008, the future minimum lease payments related to the lease obligations were $58,000.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company has consummated a business combination. On December 28, 2006, the Company issued 624,286 warrants to purchase common stock to Sean McDevitt, Chairman of the Board of Directors of the Company, at a purchase price of $0.70 per warrant for an aggregate purchase price of $437,000. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on the acquisition date and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued. The Company issued to Sean McDevitt an additional 447,143 warrants to purchase common stock at a purchase price of $0.70 per warrant for an aggregate purchase price of $313,000 on April 12, 2007. In addition, on September 12, 2007, the Company issued 286,288 warrants to purchase common stock to Sean McDevitt, John Voris, Wayne Yetter, Erin Enright and Jean Pierre Millon at a purchase price of $0.70 per warrant for an aggregate purchase price of $200,000. The warrants issued to Sean McDevitt on April 12, 2007 and the warrants issued to Sean McDevitt, John Voris,

Wayne Yetter, Erin Enright and Jean Pierre Millon on September 12, 2007, are subject to the same terms and conditions as the warrants issued to Sean McDevitt in December 2006. Sean McDevitt and the other warrant purchasers agreed not to sell or transfer their warrant purchases until after the Company had consummated a business combination. The warrants issued and sold in December 2006, April 2007 and September 2007 were not registered under the Securities Act. As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

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

The Company is involved in legal proceedings arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by it upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on its financial condition or results of operations.

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contract. A maximum obligation arising out of these types of agreements in not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2008 and December 31, 2007.

11.	Share-based Compensation

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares to certain members of its management team resulting in aggregate compensation of $8,435,000 to them, computed at $4.82 per share, which has been charged to expense ratably over the forfeiture period. Of this amount, $0 and $615,000 were charged to expense for the quarters ended March 31, 2008 and 2007, respectively. These expenses were recorded in general and administrative expenses.

The remaining 2,416,666 shares of the Company’s common stock transferred back to the Company and not transferred to members of the Company’s management team on December 30, 2005 were being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction, and the Company is in the process of taking the necessary steps to effectuate such issuance.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

The Company has adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of options and/or other stock-based or stock-denominated awards. As of March 31, 2008, no such awards have been granted.

Share based compensation expense recognized for the quarters ended March 31, 2008 and 2007 was $0 and $615,000, respectively.

In May 2008, the Company granted restricted shares and stock options to management, executive officers and directors. The Company will account for the share grants in accordance with SFAS No. 123 (R) beginning in the second quarter of 2008.

12.	Employee Benefit Plans

The Company has enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $11,000 for the quarter ended March 31, 2008. The Company does not provide post-retirement or post-employment benefits to its employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We were formed as a Delaware blank check company in 2005 for the purpose of acquiring through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more operating businesses in the healthcare sector. On September 29, 2006, we entered into a Stock Purchase Agreement with I-Flow Corporation (“I-Flow”), Iceland Acquisition Subsidiary, Inc. (“Acquisition Subsidiary”) and InfuSystem, Inc. (“InfuSystem”). Upon the closing of the transactions contemplated by the Stock Purchase Agreement on October 25, 2007, Acquisition Subsidiary purchased all of the issued and outstanding capital stock of InfuSystem from I-Flow and concurrently merged with and into InfuSystem. As a result of the merger, Acquisition Subsidiary ceased to exist as an independent entity and InfuSystem, as the corporation surviving the merger, became our wholly-owned subsidiary. Effective October 25, 2007, we changed our corporate name from “HAPC, INC.” to InfuSystem Holdings, Inc.

Results of Operations

Our results of operations for the quarter ended March 31, 2008 are not comparable with the prior periods presented. Effective October 25, 2007, upon our acquisition of InfuSystem, we ceased to be a development stage company and became an operating company. Substantially all activity through October 25, 2007 relates to our formation, initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem.

Our revenue consists predominantly of rental revenue derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended March 31, 2008 was $8,530,000. Management anticipates that new revenue growth will come from the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer as well as the potential future use of our ambulatory infusion pumps for continuous infusion of chemotherapy drugs for the treatment of head, neck and gastric cancer. Another aspect of our business strategy over the next one to three years is to actively pursue opportunities for the expansion of our business through acquisitions, joint ventures and strategic alliances. Cost of revenues for the quarter ended March 31, 2008 was $2,428,000. This consisted of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps.

Provision for doubtful accounts for the quarter ended March 31, 2008 was $861,000.

Amortization of our intangible assets for the quarter ended March 31, 2008 was $457,000.

During the quarter ended March 31, 2008, our selling and marketing expenses were $1,077,000. Selling and marketing expenses during this period consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, travel and entertainment, marketing and other miscellaneous expenses.

During the quarter ended March 31, 2008, our general and administrative expenses were $3,186,000. General and administrative expenses during this period consist primarily of administrative personnel (including management and officers) salaries, fringes and payroll-related items, professional fees predominantly related to the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) which included the audit of the financial statements contained therein, loss on disposals of infusion pumps, insurance (including directors’ and officers’

insurance) and other miscellaneous expenses. Professional fees associated with the preparation of the Form 10-K were particularly high for primarily two reasons. First, this Form 10-K represented our first annual report as an operating company rather than a blank check development stage company. Second, due to the nature of the acquisition, we were required to include in the Form 10-K both our own pre and post-acquisition financial statements and footnotes as well as certain pre-acquisition financial statements and footnotes of InfuSystem during the period that InfuSystem was a wholly-owned subsidiary of I-Flow.

During the quarter ended March 31, 2008, we recorded a gain on derivatives of $5,231,000. This amount represents an unrealized gain which resulted from the change in the fair value of our warrants, partially offset by an unrealized loss resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2008, we recorded interest expense of $958,000. This amount consists of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense.

During the quarter ended March 31, 2008, we recorded income tax expense of $0.

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2007 through March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008 we had cash resources of $6,430,000 compared to $3,960,000 at December 31, 2007. The increase in cash available to us was associated with positive cash flow from operating activities, partially offset by capital expenditures, a principal payment on our term loan and payment of some miscellaneous expenses associated with the acquisition.

Cash provided by operating activities for the quarter ended March 31, 2008 was $3,423,000, compared to cash used in operating activities of $273,000 for the quarter ended March 31, 2007. The increase for the quarter ended March 31, 2008 was due primarily to the acquisition of InfuSystem on October 25, 2007 and the inclusion of its operating results and cash flows.

Cash used in investing activities for the quarter ended March 31, 2008 was $544,000, compared to cash used in investing activities of $92,000 for the quarter ended March 31, 2007. The increase for the quarter ended March 31, 2008 is primarily due to capital expenditures made for infusion pumps.

Cash used in financing activities for the quarter ended March 31, 2008 was $409,000, compared to $0 for the quarter ended March 31, 2007. The increase for the quarter ended March 31, 2008 reflects the $409,000 principal payment on the term loan.

As of March 31, 2008, we had cash and cash equivalents of $6,430,000, net accounts receivable of $5,256,000 and net working capital (excluding derivative liabilities) of $6,847,000. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We intend to further supplement liquidity by securing a line of credit during the quarter ended June 30, 2008.

As of March 31, 2008, we did not have a line of credit in place. We have, however, initiated discussions with several financial institutions with the intent to enter into a line of credit. Any line of credit is expected to be collateralized by certain of our assets (as permitted under our Credit and Guaranty Agreement, dated as of October 25, 2007, with I-Flow), and will likely require us to comply with certain covenants relating to profitability and liquidity measures.

Contractual Obligations

As of March 31, 2008, future payments related to contractual obligations are as follows:

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$2,453	$7,358	$22,074	$—	$31,885
Operating lease obligations	58				58

Total	$2,511	$7,358	$22,074	$—	$31,943

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The operating lease obligations represent future minimum lease payments as of March 31, 2008 under a non-cancelable operating lease for our Madison Heights, Michigan office and a non-cancelable operating lease for our warehouse facility at the same location. Both leases expire on June 30, 2008. The Company is presently considering its options upon the expiry of the leases, including the possibility of remaining in the same location with new lease agreements.

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

Our accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

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

Warrants and Derivative Instruments

On April 18, 2006, we consummated our IPO of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units to FTN Midwest Securities Corp. (“FTN Midwest”), the underwriter of our initial public offering, pursuant to a partial exercise by FTN Midwest of its overallotment option. We are required by the Warrant Agreement to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment option must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The fair value of these warrants is reflected on our balance sheet and the unrealized changes in the value of these warrants are reflected in our statement of operations as “Gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations.

Sales of warrants that may be settled in unregistered shares of common stock are treated as equity and included in additional paid in capital as discussed in Note 10 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The total number of warrants issued to date that may be settled in unregistered shares of common stock is 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In December 2007, we entered into an interest rate swap to hedge the exposure associated with our floating rate debt. We have elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore reflected on our balance sheet and the unrealized changes in the value of the swap are reflected in our statement of operations within “Gain on derivatives”.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We have selected October 31 to perform our annual impairment test. Management does not believe impairment of our goodwill existed at March 31, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,572,000, is based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize an interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At March 31, 2008, the principal plus accrued interest on our term loan with I-Flow Corporation was $31,885,000. The term loan bears interest at either LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of our term loan with I-Flow Corporation.

At March 31, 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,500,000 on March 31, 2008 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at March 31, 2008, a 100 basis point decrease in the applicable interest rates would have decreased our cash flow and pretax earnings for the three months ended March 31, 2008 by approximately $15,000, while a 100 basis point increase in the applicable interest rates would have decreased our cash flow and pretax earnings for the three months ended March 31, 2008 by approximately $32,000.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $6,328,000 at March 31, 2008. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Change in Internal Control

We have made no changes during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 9, 2008	By:	/s/ Sean Whelan
Sean Whelan Chief Financial Officer
(Principal Financial Officer)