Form 10-Q
period 2008-06-30
InfuSystem Holdings, Inc
filed 2008-08-05
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 1, 2008, 17,081,386 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (including predecessor for the three and six months ended June 30, 2007)	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (including predecessor for the six months ended June 30, 2007)	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	22

	SIGNATURES	23

ii

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share data)	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	8,373	3,960
Accounts receivable, less allowance for doubtful accounts of $1,996 and $1,638 at June 30, 2008 and December 31, 2007, respectively; June 30, 2008 and December 31, 2007 include $48 and $103 due from I-Flow, respectively	4,425	6,304
Inventory supplies	320	364
Prepaid expenses and other current assets	477	1,263
Deferred income taxes	4	4

Total Current Assets	13,599	11,895
Property & equipment, net	11,945	13,504
Deferred debt issuance costs, net	1,580	1,918
Goodwill	56,580	56,544
Intangible assets, net	31,651	32,565

Total Assets	115,355	116,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,058	1,076
Other current liabilities	791	1,886
Derivative liabilities	9,123	12,407
Current portion of long-term debt; June 30, 2008 and December 31, 2007 include $2,862 and $2,044 payable to I-Flow, respectively	2,938	2,044

Total Current Liabilities	13,910	17,413
Long-term debt, net of current portion; June 30, 2008 and December 31, 2007 include $28,615 and $30,250 payable to I-Flow, respectively	28,999	30,250
Deferred income taxes	4	4

Total Liabilities	42,913	47,667

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,315,430 and 18,315,430, respectively; outstanding 17,081,386 and 16,824,295, respectively	2	2
Additional paid-in capital	80,124	79,437
Retained deficit	(7,684)	(10,680)

Total Stockholders’ Equity	72,442	68,759

Total Liabilities and Stockholders’ Equity	115,355	116,426

See Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

AND 2007 (INCLUDING PREDECESSOR FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	I-Flow Predecessor 2007	2008	2007	I-Flow Predecessor 2007
Net revenues	$8,835	$—	$7,832	$17,365	$—	$15,706
Operating expenses:
Cost of Revenues — Product and supply costs	1,377	—	1,256	2,842	—	2,587
Cost of Revenues — Pump depreciation	967	—	292	1,930	—	1,275
Provision for doubtful accounts	914	—	966	1,775	—	2,659
Amortization of intangibles	457	—	—	914	—	—
Selling and marketing	1,193	—	986	2,270	—	1,994
General and administrative	2,848	1,122	1,762	6,034	2,303	3,608

Total Operating Expenses	7,756	1,122	5,262	15,765	2,303	12,123

Other income (expense):
(Loss) Gain on derivatives	(1,947)	(2,025)	—	3,284	—	—
Interest income	—	1,173	—	3	2,324	—
Interest expense	(933)	(15)	267	(1,891)	(15)	237

Total other income (expense)	(2,880)	(867)	267	1,396	2,309	237

(Loss) income before income taxes	(1,801)	(1,989)	2,837	2,996	6	3,820
Income tax expense	—	(209)	(1,130)	—	(429)	(1,524)

Net (loss) income	(1,801)	(2,198)	1,707	2,996	(423)	2,296

Net (loss) income per share:
Basic	(0.10)	(0.12)	N/A	0.17	(0.02)	N/A
Diluted	(0.10)	(0.12)	N/A	0.16	(0.02)	N/A
Weighted average shares outstanding:
Basic	17,996,437	18,625,252	N/A	17,410,366	18,625,252	N/A
Diluted	17,996,437	18,625,252	N/A	18,442,363	18,625,252	N/A

See Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (INCLUDING PREDECESSOR FOR THE SIX MONTHS ENDED JUNE 30, 2007)

	Six Months Ended June 30,
(in thousands)	2008	2007	I-Flow Predecessor 2007
OPERATING ACTIVITIES
Net Income (Loss)	2,996	(423)	2,296
Items included in net income not requiring cash:
Gain on derivatives	(3,284)	—	—
Provision for doubtful accounts	1,775	—	2,659
Depreciation	2,016	—	1,361
Amortization of intangible assets	914	—	—
Amortization of deferred debt issuance costs	338	—	—
Loss on disposal of assets	302	—	163
Interest Income on Investments Held in Trust	—	(2,318)	—
Withdrawal of interest earned on investments held in trust	—	208	—
Stock-based compensation	687	1,226	146
Deferred Income Taxes	—	—	(501)
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	104	—	(606)
Decrease (increase) in prepaid expenses and other current assets	830	364	(7)
(Decrease) increase in accounts payable and other current liabilities	(747)	462	(1,066)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,931	(481)	4,445

INVESTING ACTIVITIES
Payment of deferred acquisition costs	(105)	(160)	—
Capital expenditures	(575)	—	(1,472)
Proceeds from sale of property	—	—	228

NET CASH USED IN INVESTING ACTIVITIES	(680)	(160)	(1,244)

FINANCING ACTIVITIES
Net capital distributions to parent	—	—	(4,744)
Principal payments on term loan	(818)	—	—
Principal payments on capital lease obligation	(20)	—	—
Proceeds from issuance of warrants	—	313	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(838)	313	(4,744)

Net change in cash and cash equivalents	4,413	(327)	(1,543)
Cash and cash equivalents, beginning of period	3,960	427	1,956

Cash and cash equivalents, end of period	8,373	100	413

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$1,544	$—	$—
Cash paid for income taxes	$470	$377	$186
NON-CASH TRANSACTIONS
Additions to property (a)	$60	$—	$31
Property acquired pursuant to a capital lease	$480	$—	$—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of June 30, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations of InfuSystem, while owned by its prior parent I-Flow Corporation (“Predecessor InfuSystem”), are also presented for the three and six months ended June 30, 2007; the cash flows of Predecessor InfuSystem are also presented for the six months ended June 30, 2007. The financial statements of Predecessor InfuSystem presented for the three and six months ended June 30, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for an entire year.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred. The Company has determined that no impairment existed as of June 30, 2008.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company has selected October 31 to perform its annual impairment test. Management does not believe impairment of its goodwill existed at June 30, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, increased by $8,000 and $36,000 during the three and six months ended June 30, 2008, respectively, and is based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 32% of the Company’s gross billings for the six months ended June 30, 2008. The Company contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of its gross billings for the six months ended June 30, 2008. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounted for greater than approximately 5% of the Company’s gross billings for the six months ended June 30, 2008.

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

Share Based Payment

SFAS No. 123(R), Share-Based Payment, requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers, directors and vendors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. In the second quarter of 2008, the Company granted both restricted shares and stock options under the 2007 Stock Incentive Plan to management, executive officers and directors.

Share based compensation expense recognized for the three and six months ended June 30, 2008 was $687,000. For the corresponding three and six month periods in 2007, the amounts were $611,000 and $1,226,000, respectively.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations within “(Loss) Gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations.

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

In December 2007, the Company entered into a single interest rate swap to hedge the exposure associated with its floating rate debt. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “(Loss) Gain on derivatives”.

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with I-Flow. The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income (in thousands)	$(1,801)	$(2,198)	$2,996	$(423)
Denominator:
Weighted average common shares outstanding:
Basic	17,996,437	18,625,252	17,410,336	18,625,252
Dilutive effect of nonvested share awards			1,031,997

Diluted	17,996,437	18,625,252	18,442,363	18,625,252

Net (Loss) Income Per Share:
Basic	$(0.10)	$(0.12)	$0.17	$(0.02)
Diluted	$(0.10)	$(0.12)	$0.16	$(0.02)

For the three months ended June 30, 2008 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, and 646,000 non-vested restricted shares and 300,000 non-vested stock options granted under the 2007 stock incentive plan.

For the six months ended June 30, 2008 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, and 300,000 non-vested stock options granted under the 2007 stock incentive plan.

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

No acquisitions were effected during the six months ended June 30, 2008.

For the three and six months ended June 30, 2008 cash paid for acquisition related expenses was $8,000 and $105,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

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

Purchase Price Allocation

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (trade name and physician relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill of $89,480,000 is expected to be deductible for tax purposes. Goodwill increased by $36,000 during the six months ended June 30, 2008. The purchase price allocation, while substantially complete, is subject to further adjustments. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below (in thousands):

Current assets	$8,499
Property and equipment	13,980
Goodwill	56,580
Trade Name	5,500
Physician Relationships	27,400
Current liabilities	(3,206)

Total purchase price	$108,753

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Pump equipment	$14,130	$13,816
Furniture, fixtures and equipment	528	413
Accumulated depreciation	(2,713)	(725)

Total	$11,945	$13,504

Depreciation expense for the three and six months ended June 30, 2008 was $1,012,000 and $2,016,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(1,249)	(335)

Total intangible assets	$31,651	$32,565

Amortization expense for intangible assets for the three and six months ended June 30, 2008 was $457,000 and $914,000, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of June 30, 2008 is as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units issued on May 18, 2006, are classified as liabilities in accordance with EITF 00-19. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at June 30, 2008 and December 31, 2007 were liabilities of $8,775,000 or $0.26 per warrant and $12,150,000 or $0.36 per warrant, respectively.

At June 30, 2008, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,250,000 on June 30, 2008 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at June 30, 2008 and December 31, 2007 was a liability of $348,000 and $257,000, respectively.

Total derivative liabilities are as follows (in thousands):

	June 30, 2008	December 31, 2007
Warrant liability	$8,775	$12,150
Interest rate swap liability	348	257

Total	$9,123	$12,407

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$8,775	$8,775	$—	$—
Interest rate swap liability	348	—	348	—

Total	$9,123	$8,775	$348	$—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement, dated as of October 25, 2007, by and among the Company, Acquisition Subsidiary, and I-Flow (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at either LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At June 30, 2008, the rate in effect was 8.5%. The Company paid $685,000 and $1,430,000 in cash interest payments to I-Flow during the three and six months ended June 30, 2008, respectively.

In April 2008, the Company entered into a five year capital lease covering 400 ambulatory infusion pumps with total principal payments equaling $480,000 over 60 months. The pumps were capitalized into property plant and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Loan	$1,227	$3,270	$3,679	$23,301	$—	$—	$31,477
Capital Lease	34	87	93	100	108	38	460

Total	$1,261	$3,357	$3,772	$23,401	$108	$38	$31,937

The loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a Fixed Charge Coverage Ratio, a Leverage Ratio, and Minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the three and six months ended June 30, 2008 was $159,000 and $338,000, respectively, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $0 for the three and six months ended June 30, 2008. This compares to $209,000 and $429,000 for the three and six months ended June 30, 2007.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At June 30, 2008 and December 31, 2007, a 100% valuation allowance was applied against the net deferred tax assets because it was uncertain whether the benefit of the deferred tax assets would be fully utilized.

The Company and its subsidiary will file a consolidated federal and certain combined state tax returns from October 25, 2007, the date of acquisition, and going forward. Through these filings, income generated by the Company is offset by losses in the consolidated group.

9.	Related Party Transactions

Two of the members of the Company’s board of directors are former Managing Directors of FTN Midwest, the underwriter of the Company’s IPO. Sean McDevitt resigned from his position as Managing Director of FTN Midwest effective January 19, 2007 and Pat LaVecchia resigned from his position as Managing Director of FTN Midwest effective February 2, 2007. FTN Midwest received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of June 30, 2008. The Company is in the process of taking the necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares; there are no contingencies related to the issuance of theses shares.

As discussed in Note 7 “Debt and other Long-term Obligations”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three and six months ended June 30, 2008, the Company recorded revenues of $137,000 and $281,000 from this arrangement; $48,000 of this amount was an outstanding receivable at June 30, 2008. On

November 8, 2007, I-Flow informed InfuSystem that it was terminating the Services Agreement effective May 10, 2008. In May of 2008, the Company extended and amended the Services Agreement, with substantially the same terms as the original agreement. The parties are negotiating a Second Amended and Restated Services Agreement.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the Madison Heights, Michigan office and warehouse facilities currently leased by the Company. Rent expense for the leased premises was $59,000 and $117,000 for the three and six months ended June 30, 2008, respectively, which was recorded in general and administrative expenses. Both the office and warehouse leases expire on June 30, 2009. As of June 30, 2008, the future minimum lease payments related to the lease obligations were $231,000.

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

The initial stockholders and certain of their transferees, who received shares prior to the IPO, are entitled to demand that the Company register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

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

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contract. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2008 and December 31, 2007.

11.	Share-based Compensation

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares to certain members of its management team resulting in aggregate compensation of $8,435,000 to them, computed at $4.82 per share, which was charged to expense ratably over the forfeiture period. Of this amount, $1,226,000 was charged to expense for the six months ended June 30, 2007. The forfeiture period ended on October 25, 2007, the date of the acquisition, and all amounts were expensed as of that date. These expenses were recorded in general and administrative expenses.

The remaining 2,416,666 shares of the Company’s common stock transferred back to the Company and not transferred to members of the Company’s management team on December 30, 2005 were being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of June 30, 2008. The Company is in the process of taking the necessary steps to effectuate issuance of the remaining 1,234,044 shares.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. In the second quarter of 2008, the Company granted both restricted shares and stock options under the 2007 Stock Incentive Plan.

Restricted Shares

On May 6, 2008, the Company granted 600,000 restricted shares to six employees. Share-based compensation expense was calculated based on the market price on the date of grant of $2.90. Of the 600,000 shares, 150,000 of the shares (or 25%) vested immediately on the grant date. The remaining shares will vest over the following two to three year period, 25% at each vesting date, on each of the respective employee’s Company employment anniversary dates. Upon termination of the Participant’s employment with the Company for any reason, any then unvested awarded shares shall be immediately and permanently forfeited to the Company for no consideration.

On June 3, 2008, the Company granted 196,000 restricted shares to seven non-employee directors. Share-based compensation expense was calculated based on the market price on the date of grant of $3.00. The shares will vest on the anniversary of the grant date over the following two years, at 50% of the total shares for each year. In the event that the Participant ceases to be a director of the Company for any reason, then the unvested awarded shares shall be immediately and permanently forfeited to the Company for no consideration.

The weighted average of the grant date fair value of the restricted shares granted during the second quarter of 2008 was $2.92.

Stock Options

On May 6, 2008, the Company granted 300,000 stock options to a single employee at an exercise price of $2.90 per share. This also represents the weighted average of the exercise price of options granted as these were the only options granted during the second quarter of 2008. Share-based compensation expense was determined based on the fair value of the options on the grant date of $1.32. This also represents the weighted average of the fair value of options granted as these were the only options granted during the second quarter of 2008. The fair value of the options on the grant date was calculated using the Black Scholes pricing model. The assumptions used in the model included the grant date stock value of $2.90, a risk free rate of 3.38%, volatility of 41%, a 6.25 year expected life, and no dividends. The options will vest on the anniversary of the grant date over the following four years, at 25%

of the total shares for each year. Upon termination of the Participant’s employment with the Company for any reason, any then unvested awarded options shall be immediately and permanently forfeited to the Company for no consideration.

As a result of the stock options and restricted common shares that the Company granted during the second quarter of 2008, we have recorded $687,000 in stock-based compensation expense in accordance with SFAS No. 123 (R). Of the total expense recorded, $435,000 relates to vested restricted shares and $252,000 relates to non-vested restricted shares and stock options.

12.	Employee Benefit Plans

The Company has enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $18,000 and $29,000 for the three and six months ended June 30, 2008, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Included in this Quarterly Report on Form 10-Q are the results of operations of both the Company and Predecessor InfuSystem. The financial statements and supplementary data of Predecessor InfuSystem presented for the three and six months ended June 30, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem. The financial statements and supplementary data of Predecessor InfuSystem for the periods presented may be particularly unrepresentative of the operations of the Company going forward for the following reasons, among others:

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2008 are not comparable with the prior periods presented. Effective October 25, 2007, upon our acquisition of InfuSystem, we ceased to be a development stage company and became an operating company. Substantially all activity through October 25, 2007 relates to our formation, initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem.

Our revenue consists predominantly of rental revenue derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended June 30, 2008 was $8,835,000; year-to-date revenue was $17,365,000. Management anticipates that new revenue growth will come from the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer as well as the potential future use of our ambulatory infusion pumps for continuous infusion of chemotherapy drugs for the treatment of head, neck and gastric cancers. Another aspect of our business strategy over the next one to three years is to actively pursue opportunities for the expansion of our business through acquisitions, joint ventures and strategic alliances.

Cost of revenues for the quarter ended June 30, 2008 was $2,344,000; year-to-date cost of revenues was $4,772,000. This consisted of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps.

Provision for doubtful accounts for the quarter ended June 30, 2008 was $914,000; year-to-date provision was $1,775,000.

Amortization of our intangible assets for the quarter ended June 30, 2008 was $457,000; year-to-date amortization was $914,000.

During the quarter ended June 30, 2008, our selling and marketing expenses were $1,193,000; year-to-date expenses were $2,270,000. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, travel and entertainment, marketing, share-based compensation and other miscellaneous expenses.

During the quarter ended June 30, 2008, our general and administrative expenses were $2,848,000; year-to-date expenses were $6,034,000. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers) salaries, fringes and payroll-related items, professional fees predominantly related to the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) which included the audit of the financial statements contained therein, loss on disposals of infusion pumps, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. Professional fees associated with the preparation of the Form 10-K were particularly high for primarily two reasons. First, this Form 10-K represented our first annual report as an operating company rather than as a blank check development stage company. Second, due to the nature of the acquisition, we were required to include in the Form 10-K both our own pre- and post-acquisition financial statements and footnotes as well as certain pre-acquisition financial statements and footnotes of InfuSystem during the period that InfuSystem was a wholly-owned subsidiary of I-Flow.

During the quarter ended June 30, 2008, we recorded a loss on derivatives of $1,947,000; year-to-date we recorded a gain on derivatives of $3,284,000. These amounts represent unrealized losses and gains which resulted from the change in the fair value of our warrants, combined with unrealized gains or losses resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended June 30, 2008, we recorded interest expense of $933,000; year-to-date interest expense was $1,891,000. These amounts consist of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense.

During the quarter ended June 30, 2008, we recorded income tax expense of $0; year-to-date income tax expense was $0.

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2007 through June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008 we had cash resources of $8,373,000 compared to $3,960,000 at December 31, 2007. The increase in cash available to us was primarily associated with positive cash flow from operating activities, partially offset by capital expenditures and principal payments on our term loan.

Cash provided by operating activities for the six months ended June 30, 2008 was $5,931,000, compared to cash used in operating activities of $481,000 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 was due primarily to the acquisition of InfuSystem on October 25, 2007 and the inclusion of its operating results and cash flows.

Cash used in investing activities for the six months ended June 30, 2008 was $680,000, compared to cash used in investing activities of $160,000 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 is primarily due to capital expenditures made for infusion pumps.

Cash used in financing activities for the six months ended June 30, 2008 was $838,000, compared to cash provided by financing activities of $313,000 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 primarily reflects the principal payments on the term loan.

As of June 30, 2008, we had cash and cash equivalents of $8,373,000, net accounts receivable of $4,425,000 and net working capital (excluding derivative liabilities) of $8,812,000. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We intend to further supplement liquidity by securing a line of credit during the second half of 2008.

As of June 30, 2008, we did not have a line of credit in place. We have, however, initiated discussions with several financial institutions with the intent to enter into a line of credit. Any line of credit is expected to be collateralized by certain of our assets (as permitted under our Credit and Guaranty Agreement, dated as of October 25, 2007, with I-Flow), and will likely require us to comply with certain covenants relating to profitability and liquidity measures.

Contractual Obligations

As of June 30, 2008, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$2,862	$7,767	$20,848	$—	$31,477
Capital lease obligations	76	187	197	—	460
Operating lease obligations	231	—	—	—	231

Total	$3,169	$7,954	$21,045	$—	$32,168

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The operating lease obligations represent future minimum lease payments as of June 30, 2008 under a non-cancelable operating lease for our Madison Heights, Michigan office and a non-cancelable operating lease for our warehouse facility at the same location. Both leases expire on June 30, 2009.

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

Warrants and Derivative Financial Instruments

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

In December 2007, we entered into a single interest rate swap to hedge the exposure associated with our floating rate debt. We have elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore reflected on our balance sheet and the unrealized changes in the value of the swap are reflected in our statement of operations within “Gain on derivatives”.

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

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We have selected October 31 to perform our annual impairment test. Management does not believe impairment of our goodwill existed at June 30, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, is based upon preliminary estimates that are subject to change in 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At June 30, 2008, the principal plus accrued interest on our term loan with I-Flow Corporation was $31,477,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of our term loan with I-Flow Corporation.

At June 30, 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,250,000 on June 30, 2008 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at June 30, 2008, a 100 basis point decrease in the applicable interest rates would have decreased our cash flow and pretax earnings for the three months ended June 30, 2008 by approximately $4,000, while a 100 basis point increase in the applicable interest rates would have decreased our cash flow and pretax earnings for the three months ended June 30, 2008 by approximately $49,000.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $8,775,000 at June 30, 2008. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Change in Internal Control

We have made no changes during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)     The Company held its annual meeting of stockholders on May 20, 2008.

(b)     The following individuals were elected to serve on the Company’s Board of Directors as directors until the 2009 annual meeting of stockholders and until their respective successors have been elected and qualified:

Sean McDevitt

Steve Watkins

John Voris

Pat LaVecchia

Wayne Yetter

Jean-Pierre Millon

David Dreyer

James Freddo, M.D.

(c)     At the annual meeting of stockholders held on May 20, 2008, holders of the Company’s common stock voted for the election of eight members of the Company’s Board of Directors to serve for terms expiring at the 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Matter	For	Against	Abstain	Withhold Authority
1. Election of Directors
Sean McDevitt	13,291,230			1,368,485
Steve Watkins	13,443,595			1,216,120
John Voris	13,081,717			1,577,998
Pat LaVecchia	13,234,082			1,425,633
Wayne Yetter	14,659,715			0
Jean-Pierre Millon	14,659,715			0
David Dreyer	14,659,715			0
James Freddo	14,659,715			0

2. Ratification of the appointment of Deloitte & Touche LLP as the registered independent public accounting firm of InfuSystem Holdings, Inc. for the fiscal year ended December 31, 2008	14,659,715	0	0

Item 6.	Exhibits

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 5, 2008	By:	/s/ Sean Whelan
Sean Whelan
Chief Financial Officer
(Principal Financial Officer)