Form 10-Q
period 2008-09-30
InfuSystem Holdings, Inc
filed 2008-11-05
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1551 East Lincoln Avenue, Suite 200

Madison Heights, Michigan 48071

(Address of Principal Executive Offices including zip code)

(248) 291-1210

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

As of October 30, 2008, 17,192,377 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Index to Form 10-Q

		PAGE
PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (including predecessor for the three and nine months ended September 30, 2007)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (including predecessor for the nine months ended September 30, 2007)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION		25

Item 6.	Exhibits	25

	SIGNATURES	26

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share data)	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	10,795	3,960
Accounts receivable, less allowance for doubtful accounts of $1,935 and $1,638 at September 30, 2008 and December 31, 2007, respectively; September 30, 2008 and December 31, 2007 include $40 and $103 due from I-Flow, respectively	4,132	6,304
Inventory supplies	397	364
Prepaid expenses and other current assets	394	1,263
Deferred income taxes	4	4

Total Current Assets	15,722	11,895
Property & equipment, net	11,232	13,504
Deferred debt issuance costs, net	1,424	1,918
Deferred Income Taxes	—	—
Goodwill	56,580	56,544
Intangible assets, net	31,195	32,565

Total Assets	116,153	116,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	1,213	1,076
Other current liabilities	776	1,886
Derivative liabilities	3,742	12,407
Current portion of long-term debt; September 30, 2008 and December 31, 2007 include $3,270 and $2,044 payable to I-Flow, respectively	3,348	2,044

Total Current Liabilities	9,079	17,413
Long-term debt, net of current portion; September 30, 2008 and December 31, 2007 include $27,798 and $30,250 payable to I-Flow, respectively	28,159	30,250
Deferred income taxes	403	4

Total Liabilities	37,641	47,667

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,426,421 and 18,315,430, respectively; outstanding 17,192,377 and 16,824,295, respectively	2	2
Additional paid-in capital	80,490	79,437
Retained deficit	(1,980)	(10,680)

Total Stockholders’ Equity	78,512	68,759

Total Liabilities and Stockholders’ Equity	116,153	116,426

See Accompanying Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007 (INCLUDING PREDECESSOR FOR THE THREE AND NINE

MONTHS ENDED SEPTEMBER 30, 2007)

(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	I-Flow Predecessor 2007	2008	2007	I-Flow Predecessor 2007
Net revenues	$8,958	$—	$7,822	$26,323	$—	$23,528
Operating expenses:
Cost of Revenues — Product and supply costs	1,340	—	1,159	4,182	—	3,746
Cost of Revenues — Pump depreciation	978	—	1,032	2,908	—	2,307
Provision for doubtful accounts	702	—	619	2,477	—	3,278
Amortization of intangibles	456	—	—	1,370	—	—
Selling and marketing	1,131	—	1,036	3,401	—	3,030
General and administrative	2,703	699	1,732	8,737	3,002	5,340

Total Operating Expenses	7,310	699	5,578	23,075	3,002	17,701

Other income (expense):
Gain (loss) on derivatives	5,381	(675)	—	8,665	(675)	—
Interest income	11	1,210	—	14	3,534	—
Interest expense	(937)	(18)	—	(2,828)	(33)	237

Total other income	4,455	517	—	5,851	2,826	237

Income (loss) before income taxes	6,103	(182)	2,244	9,099	(176)	6,064
Income tax expense	(399)	(323)	(936)	(399)	(752)	(2,460)

Net income (loss)	5,704	(505)	1,308	8,700	(928)	3,604

Net income (loss) per share:
Basic	0.31	(0.03)	N/A	0.49	(0.05)	N/A
Diluted	0.30	(0.03)	N/A	0.47	(0.05)	N/A
Weighted average shares outstanding:
Basic	18,442,957 *	18,625,252	N/A	17,757,075 *	18,625,252	N/A
Diluted	18,794,182	18,625,252	N/A	18,581,789	18,625,252	N/A

*	Includes, from April 25, 2008, the 1,234,044 shares referenced in Notes 9 and 10 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

See Accompanying Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (INCLUDING PREDECESSOR FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2007)

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2008	2007	I-Flow Predecessor 2007
OPERATING ACTIVITIES
Net Income (Loss)	8,700	(928)	3,604
Items included in net income not requiring cash:
(Gain) loss on derivative liabilities	(8,665)	675	—
Provision for doubtful accounts	2,477	—	3,278
Depreciation	3,041	—	2,432
Amortization of intangible assets	1,370	—	—
Amortization of deferred debt issuance costs	494	—	—
Loss on disposal of assets	385	—	241
Interest Income on Investments Held in Trust	—	(3,528)	—
Withdrawal of interest earned on investments held in trust	—	422	—
Stock-based compensation	1,166	1,490	305
Deferred Income Taxes	399	—	(517)
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(305)	—	(1,636)
Decrease (increase) in prepaid expenses and other current assets	836	439	(129)
(Decrease) increase in accounts payable and other current liabilities	(628)	768	(953)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,270	(662)	6,625

INVESTING ACTIVITIES
Payment of deferred acquisition costs	(105)	(252)	—
Capital expenditures	(951)	—	(2,664)
Proceeds from sale of property	—	—	231

NET CASH USED IN INVESTING ACTIVITIES	(1,056)	(252)	(2,433)

FINANCING ACTIVITIES
Net capital distributions to parent	—	—	(5,147)
Principal payments on term loan	(1,226)	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(113)	—	—
Principal payments on capital lease obligation	(40)	—	—
Proceeds from issuance of warrants	—	514	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,379)	514	(5,147)

Net change in cash and cash equivalents	6,835	(400)	(955)
Cash and cash equivalents, beginning of period	3,960	427	1,956

Cash and cash equivalents, end of period	10,795	27	1,001

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$2,334	$4	$—
Cash paid for income taxes	$478	$695	$186
NON-CASH TRANSACTIONS
Additions to property (a)	$80	$—	$241
Property acquired with a capital lease	$480	$—	$—
Issuance of vested restricted shares (number of shares)	150	—	—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of September 30, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See Accompanying Notes to Consolidated Financial Statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations of InfuSystem, while owned by its prior parent I-Flow Corporation (“Predecessor InfuSystem”), are also presented for the three and nine months ended September 30, 2007; the cash flows of Predecessor InfuSystem are also presented for the nine months ended September 30, 2007. The financial statements of Predecessor InfuSystem presented for the three and nine months ended September 30, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for an entire year.

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

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to physicians’ offices, infusion clinics and hospital outpatient chemotherapy clinics to be utilized by patients who receive continuous chemotherapy infusions. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly and collects payment. The Company provides billing and collection services for the pumps and associated disposable supply kits to physician accounts in the United States. The Company retains title to the pumps during this process.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution, which potentially subjects the Company to concentrations of credit risk related to temporary cash investments that are in excess of the federally insured amounts of $250,000 per account. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has agreements with third-party payors which provide for payments at amounts different from established rates. Accounts receivable and net revenue are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company performs periodic analyses to assess the accounts receivable balances. It records an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred. The Company has determined that no impairment existed as of September 30, 2008.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company has selected October 31 to perform its annual impairment test. Management does not believe impairment of its goodwill existed at September 30, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, increased by $0 and $36,000 during the three and nine months ended September 30, 2008, respectively, and is based upon preliminary estimates that are subject to change during the fiscal year ended December 31, 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

Intangible Assets

Intangible assets consist of trade names and physician relationships, both of which arose from the acquisition of InfuSystem. The Company amortizes the value assigned to the physician relationships on a straight-line basis over the period of expected benefit. Management tests intangible assets for impairment in accordance with SFAS No. 142. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon preliminary estimates which are subject to change during the fiscal year ended December 31, 2008 upon completion of the final valuation analysis.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows.

The Company’s largest contracted payor is Medicare, which accounted for approximately 32% of the Company’s gross billings for the nine months ended September 30, 2008. The Company contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of its gross billings for the nine months ended September 30, 2008. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounted for greater than approximately 6% of the Company’s gross billings for the nine months ended September 30, 2008.

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

Share based compensation expense recognized for the three and nine months ended September 30, 2008 was $479,000 and $1,166,000, respectively. For the corresponding three and nine month periods in 2007, the amounts were $264,000 and $1,490,000, respectively.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations within “Gain (Loss) on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations.

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

In December 2007, the Company entered into a single interest rate swap to hedge the exposure associated with its floating rate debt. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Gain (Loss) on derivatives”.

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with I-Flow. The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the following periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
Numerator:
Net income (loss) (in thousands)	$5,704		$(505)	$8,700		$(928)
Denominator:
Weighted average common shares outstanding:
Basic	18,442,957	*	18,625,252	17,757,075	*	18,625,252
Dilutive effect of nonvested awards	351,225		—	824,714		—

Diluted	18,794,182		18,625,252	18,581,789		18,625,252

Net Income (Loss) Per Share:
Basic	$0.31		$(0.03)	$0.49		$(0.05)
Diluted	$0.30		$(0.03)	$0.47		$(0.05)

*	Includes, from April 25, 2008, the 1,234,044 shares referenced in Notes 9 and 10 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

For the three and nine months ended September 30, 2008 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, and 300,000 non-vested stock options granted under the 2007 Stock Incentive Plan.

Recently Issued Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

No acquisitions were effected during the nine months ended September 30, 2008.

For the three and nine months ended September 30, 2008 cash paid for acquisition related expenses was $0 and $105,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

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

Purchase Price Allocation

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (trade name and physician relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill of $89,480,000 is expected to be deductible for tax purposes. Goodwill increased by $36,000 during the nine months ended September 30, 2008. The purchase price allocation, while substantially complete, is subject to further adjustments. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below (in thousands):

Current assets	$8,499
Property and equipment	13,980
Goodwill	56,580
Trade Name	5,500
Physician Relationships	27,400
Current liabilities	(3,206)

Total purchase price	$108,753

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008	December 31, 2007
Pump equipment	$14,416	$13,816
Furniture, fixtures and equipment	534	413
Accumulated depreciation	(3,718)	(725)

Total	$11,232	$13,504

Depreciation expense for the three and nine months ended September 30, 2008 was $1,025,000 and $3,041,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(1,705)	(335)

Total identifiable intangible assets	$31,195	$32,565

Amortization expense for intangible assets for the three and nine months ended September 30, 2008 was $456,000 and $1,370,000, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of September 30, 2008 is as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units issued on May 18, 2006, should be classified as liabilities in accordance with EITF 00-19. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at September 30, 2008 and December 31, 2007 were liabilities of $3,375,000 or $0.10 per warrant and $12,150,000 or $0.36 per warrant, respectively.

At September 30, 2008, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,000,000 on September 30, 2008 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at September 30, 2008 and December 31, 2007 was a liability of $367,000 and $257,000, respectively.

Total derivative liabilities are as follows (in thousands):

	September 30, 2008	December 31, 2007
Warrant liability	$3,375	$12,150
Interest rate swap liability	367	257

Total	$3,742	$12,407

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$3,375	$3,375	$—	$—
Interest rate swap liability	367	—	367	—

Total	$3,742	$3,375	$367	$—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement, dated as of October 25, 2007, by and among the Company, Acquisition Subsidiary and I-Flow (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at either LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At September 30, 2008, the rate in effect was 8.5%. The Company paid $684,000 and $2,114,000 in cash interest payments to I-Flow during the three and nine months ended September 30, 2008, respectively.

In April 2008, the Company entered into a five year capital lease covering ambulatory infusion pumps with total principal payments equaling $480,000 over 60 months. The pumps were capitalized into property plant and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Loan	$818	$3,270	$3,679	$23,301	$—	$—	$31,068
Capital Lease	14	86	93	100	108	38	439

Total	$832	$3,356	$3,772	$23,401	$108	$38	$31,507

The loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a Fixed Charge Coverage Ratio, a Leverage Ratio, and Minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the three and nine months ended September 30, 2008 was $155,000 and $494,000, respectively, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $399,000 for the three and nine months ended September 30, 2008. This compares to $323,000 and $752,000 for the three and nine months ended September 30, 2007.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At September 30, 2008 and December 31, 2007, a valuation allowance was applied against the net deferred tax assets because it was uncertain whether the benefit of the deferred tax assets would be fully utilized. The valuation allowance has been adjusted to reflect any anticipated refund of prior year taxes.

The Company and its subsidiary will file a consolidated federal and certain combined state tax returns from October 25, 2007, the date of acquisition, and going forward. Through these filings, income generated by the Company is offset by losses in the consolidated group.

9.	Related Party Transactions

Two members of the Company’s board of directors are former Managing Directors of FTN Midwest, the underwriter of the Company’s IPO. Sean McDevitt resigned from his position as Managing Director of FTN Midwest effective January 19, 2007 and Pat LaVecchia resigned from his position as Managing Director of FTN Midwest effective February 2, 2007. FTN Midwest received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of September 30, 2008. The Company is in the process of taking the necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares; there are no contingencies related to the issuance of these shares.

As discussed in Note 7 “Debt and other Long-term Obligations”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three and nine months ended September 30, 2008, the Company recorded revenues of $130,000 and $411,000 from this arrangement; $40,000 of this amount was an outstanding receivable at September 30, 2008. On November 8, 2007, I-Flow informed InfuSystem that it was terminating the Services Agreement effective May 10, 2008. In May of 2008, the Company extended and amended the Services Agreement, with substantially the same terms as the original agreement. The parties are presently operating without a written agreement.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the Madison Heights, Michigan office and warehouse facilities currently leased by the Company. Rent expense for the leased premises was $58,000 and $173,000 for the three and nine months ended September 30, 2008, respectively, which was recorded in general and administrative expenses. Both the office and warehouse leases expire on June 30, 2009. As of September 30, 2008, the future minimum lease payments related to the lease obligations were $173,000.

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

The Company is involved in legal proceedings arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. The Company has insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by it upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contract. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2008 and December 31, 2007.

11.	Share-based Compensation

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares to certain members of its management team resulting in aggregate compensation of $8,435,000 to them, computed at $4.82 per share, which was charged to expense ratably over the forfeiture period. Of this amount, $1,490,000 was charged to expense for the nine months ended September 30, 2007. The forfeiture period ended on October 25, 2007, the date of the acquisition, and all amounts were expensed as of that date. These expenses were recorded in general and administrative expenses.

The remaining 2,416,666 shares of the Company’s common stock transferred back to the Company and not transferred to members of the Company’s management team on December 30, 2005 were being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of September 30, 2008. The Company is in the process of taking the necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares.

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

As a result of the stock options and restricted common shares that the Company granted during the second quarter of 2008, we have recorded $479,000 and $1,166,000 during the three and nine months ended September 30, 2008, respectively, in stock-based compensation expense in accordance with SFAS No. 123 (R). Of the total expense recorded year to date through September 30, 2008, $435,000 relates to vested restricted shares and $731,000 relates to non-vested restricted shares and stock options.

12.	Employee Benefit Plans

The Company has enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $17,000 and $46,000 for the three and nine months ended September 30, 2008, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Included in this Quarterly Report on Form 10-Q are the results of operations of both the Company and Predecessor InfuSystem. The financial statements of Predecessor InfuSystem presented for the three and nine months ended September 30, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem. The financial statements of Predecessor InfuSystem for the periods presented may be particularly unrepresentative of the operations of the Company going forward for the following reasons, among others:

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2008 are not comparable with the prior periods presented. Effective October 25, 2007, upon our acquisition of InfuSystem, we ceased to be a development stage company and became an operating company. Substantially all activity through October 25, 2007 relates to our formation, initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem.

Our revenue consists predominantly of rental revenue derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended September 30, 2008 was $8,958,000; year-to-date revenue was $26,323,000. Management anticipates that new revenue growth will come from the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer as well as the potential future use of our ambulatory infusion pumps for continuous infusion of chemotherapy drugs for the treatment of head, neck and gastric cancers. Another aspect of our business strategy over the next one to three years is to actively pursue opportunities for the expansion of our business through acquisitions, joint ventures and strategic alliances.

Cost of revenues for the quarter ended September 30, 2008 was $2,318,000; year-to-date cost of revenues was $7,090,000. This consisted of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps.

Provision for doubtful accounts for the quarter ended September 30, 2008 was $702,000; year-to-date provision was $2,477,000.

Amortization of our intangible assets for the quarter ended September 30, 2008 was $456,000; year-to-date amortization was $1,370,000.

During the quarter ended September 30, 2008, our selling and marketing expenses were $1,131,000; year-to-date expenses were $3,401,000. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, travel and entertainment, marketing, share-based compensation and other miscellaneous expenses.

During the quarter ended September 30, 2008, our general and administrative expenses were $2,703,000; year-to-date expenses were $8,737,000. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers) salaries, fringes and payroll-related items, professional fees predominantly related to the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) which included the audit of the financial statements contained therein, loss on disposals of infusion pumps, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. Professional fees associated with the preparation of the Form 10-K were particularly high for primarily two reasons. First, this Form 10-K represented our first annual report as an operating company rather than as a blank check development stage company. Second, due to the nature of the acquisition, we were required to include in the Form 10-K both our own pre- and post-acquisition financial statements and footnotes as well as certain pre-acquisition financial statements and footnotes of InfuSystem during the period that InfuSystem was a wholly-owned subsidiary of I-Flow.

During the quarter ended September 30, 2008, we recorded a gain on derivatives of $5,381,000; year-to-date we recorded a gain on derivatives of $8,665,000. These amounts represent unrealized gains which resulted from the change in the fair value of our warrants, combined with unrealized losses resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended September 30, 2008, we recorded interest expense of $937,000; year-to-date interest expense was $2,828,000. These amounts consist of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense.

During the quarter ended September 30, 2008, we recorded income tax expense of $399,000; year-to-date income tax expense was $399,000.

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2007 through September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008 we had cash resources of $10,795,000 compared to $3,960,000 at December 31, 2007. The increase in cash available to us was primarily associated with positive cash flow from operating activities, partially offset by capital expenditures and principal payments on our term loan.

Cash provided by operating activities for the nine months ended September 30, 2008 was $9,270,000, compared to cash used in operating activities of $662,000 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 was due primarily to the acquisition of InfuSystem on October 25, 2007 and the inclusion of its operating results and cash flows.

Cash used in investing activities for the nine months ended September 30, 2008 was $1,056,000, compared to cash used in investing activities of $252,000 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 is primarily due to capital expenditures made for infusion pumps.

Cash used in financing activities for the nine months ended September 30, 2008 was $1,379,000, compared to cash provided by financing activities of $514,000 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 primarily reflects the principal payments on the term loan.

As of September 30, 2008, we had cash and cash equivalents of $10,795,000, net accounts receivable of $4,132,000 and net working capital (excluding derivative liabilities) of $10,385,000. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We intend to further supplement liquidity by securing a line of credit during the fourth quarter of 2008.

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution, which potentially subjects the Company to concentrations of credit risk related to temporary cash investments that are in excess of the federally insured amounts of $250,000 per account. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

As of September 30, 2008, we did not have a line of credit in place. We have, however, initiated discussions with our main financial institution with the intent to enter into a line of credit. Any line of credit is expected to be collateralized by certain of our assets (as permitted under our Credit and Guaranty Agreement, dated as of October 25, 2007, with I-Flow), and will likely require us to comply with certain covenants relating to profitability and liquidity measures.

Contractual Obligations

As of September 30, 2008, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$3,270	$8,176	$19,622	$—	$31,068
Capital lease obligations	78	190	171	—	439
Operating lease obligations	173	—	—	—	173

Total	$3,521	$8,366	$19,793	$—	$31,680

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The operating lease obligations represent future minimum lease payments as of September 30, 2008 under a non-cancelable operating lease for our Madison Heights, Michigan office and a non-cancelable operating lease for our warehouse facility at the same location. Both leases expire on June 30, 2009.

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

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows.

Accounts Receivable and Allowance for Doubtful Accounts

We have agreements with third-party payors which provide for payments at amounts different from established rates. Patient accounts receivable and net revenue are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. We perform periodic analyses to assess the accounts receivable balances. We record an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment option must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The fair value of these warrants is reflected on our balance sheet and the unrealized changes in the value of these warrants are reflected in our statement of operations as “Gain (loss) on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations.

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

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We have selected October 31 to perform our annual impairment test. Management does not believe impairment of our goodwill existed at September 30, 2008. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, is based upon preliminary estimates that are subject to change during the fiscal year ended December 31, 2008 upon completion of the final valuation analysis. Final determination of these estimates could result in an adjustment to the purchase price allocation with an offsetting adjustment to goodwill.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At September 30, 2008, the principal plus accrued interest on our term loan with I-Flow Corporation was $31,068,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of our term loan with I-Flow Corporation.

At September 30, 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $19,000,000 on September 30, 2008 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at September 30, 2008, a 100 basis point decrease in the applicable interest rates would have decreased our cash flow and pretax earnings for the three months ended September 30, 2008 by approximately $49,000, while a 100 basis point increase in the applicable interest rates would have increased our cash flow and pretax earnings for the three months ended September 30, 2008 by approximately $11,000.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $3,375,000 at September 30, 2008. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Change in Internal Control

We have made no changes during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 4, 2008	By:	/s/ Sean Whelan
Sean Whelan
Chief Financial Officer
(Principal Financial Officer)