Form 10-K
period 2008-12-31
InfuSystem Holdings, Inc
filed 2009-03-03
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s Telephone Number, including Area Code:

(248) 291-1210

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the OTC Bulletin Board, was approximately $48,005,204. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 27, 2009 was 18,537,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, among other things:

•	dependence on our Medicare Supplier Number;

•	changes in third-party reimbursement rates;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physician’s acceptance of infusion pump therapy over oral medications;

•	growth strategy, involving entry into new fields of infusion-based therapy;

•	the current global financial crisis;

•	industry competition; and

•	dependence upon our suppliers.

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

Business Concept and Strategy

We are a provider of ambulatory infusion pump management services for oncologists in the United States. Ambulatory infusion pumps are small, lightweight electronic pumps designed to be worn by patients and which allow patients the freedom to move about while receiving chemotherapy treatments. The pumps are battery powered and attached to intravenous administration tubing, which is in turn attached to a reservoir or plastic cassette that contains the chemotherapy drug.

Our business model is currently focused on oncology chemotherapy infusion primarily for colorectal cancer. To our knowledge, we are the only national ambulatory infusion pump service provider focused on oncology.

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

One aspect of our business strategy over the next one to three years is to expand into treatment of other cancers such as head, neck and gastric. There are a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of other diseases in addition to colorectal cancer. We currently generate approximately 15% of our revenue from treatments for disease states other than colorectal cancer. Drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing forces on promoting the new drugs and protocols to physicians.

Another aspect of our business strategy over the next one to three years is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions. We believe there are opportunities to acquire smaller, regional competitors that perform similar services to us, but do not have the national presence, network of third party payor contracts or economies of scale that we currently enjoy. We believe that the successful integration of these businesses into our operations will potentially enable us to achieve higher profit margins from them than they could achieve operating independently. We also plan to leverage our extensive networks of oncologist practices and insurers by distributing complementary products and introducing key new services.

We face risks that other competitors can provide the same services as us. Those risks are currently mitigated by our existing third party payor contracts and economies of scale, which allow for less costly purchase and management of the pumps. Additionally, we have already established a long standing relationship as a provider of pumps to approximately 1,550 oncology practices in the United States. We believe that there are competitive barriers to entry against other suppliers with respect to these oncology practices because we have an established national presence and third party payor contracts in place covering approximately 150 million third party payor lives, (i.e., persons enrolled in various managed care plans or commercial insurance carriers such as health maintenance organizations and preferred provider organizations) increasing the likelihood that we participate in the insurance networks of patients to whom physicians wish to refer to an ambulatory infusion pump provider. Moreover, we have an available inventory of approximately 18,000 active ambulatory infusion pumps, which may allow us to be more responsive to the needs of physicians and patients than a new market entrant. We do not perform any research and development.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable electronic infusion pump over a prolonged period of time, defined as greater than 8 hours, and up to 24 hours daily. A cancer patient can receive his or her medicine on average 5 to 30 days a month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease process. This may be followed by periods of rest and then repeated cycles with treatment goals of progression free disease survival. This drug administration method has replaced “bolus” administration in specific circumstances. The advantages of slow continuous low doses of specific drugs are well documented. Clinical studies support use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy while emerging evidence shows improved drug activity. The 2007/2008 National Comprehensive Cancer Network Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: clinical outcomes; enhanced patient response and convenience; and changes to physician reimbursement.

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

•

Continuous infusion offers convenience to the cancer patient. Fatigue, a prevalent side-effect of cancer treatment, is compounded by repeated day-long treatments at the physician’s office. Ambulatory pump use for drug therapy allows the patient to complete treatment while attending to activities of daily living or relaxing in his or her own home. Physician administration of the pump provides for continuity of care. We believe that the partnering of physician management and patient autonomy provide for the highest quality of care with the greatest patient satisfaction.

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

Services

Our core service is to provide oncology offices, infusion clinics and hospital out-patient chemotherapy clinics with ambulatory infusion pumps in addition to related supplies for patient use, and then directly bill and collect payment from payors and patients for the use of these pumps. We own approximately 18,000 pumps. At any given time, it is estimated that approximately 60% of the pumps are in the possession of patients. The remainder of the pumps is in transport for cleaning, calibration or as back-ups.

After a doctor determines that a patient is eligible for ambulatory infusion pump therapy, the doctor arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The oncologist and nursing staff train the patient in the use of the pump and initiate service. The physician bills insurers, Medicare, Medicaid, third party payor companies or patients (collectively, “payors”) for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill payors for the use of the pump and related disposable supplies. We have contracts with more than 100 payors that cover approximately 150 million third party payor lives. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate paperwork (patient’s insurance information, physician’s order and an acknowledgement of benefits that shows receipt of equipment by the patient) in order for us to bill the payors.

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

Relationships with Physician Offices

Through our direct sales force, we maintain relationships with clinical oncologists in more than 1,550 practices. Though this represents a substantial portion of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Over the past three years, we have added approximately 330 new accounts to our services. We believe our relationships with physician offices are strong, as evidenced by our significant retention rate.

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

Billing and Collection Services

Prior to our acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services. The initial term of the Services Agreement is three years. The Services Agreement will automatically be renewed for succeeding one year terms unless terminated pursuant to certain cancellation provisions. I-Flow has agreed to pay InfuSystem a monthly service fee equal to the greater of (i) the monthly expenses for those InfuSystem employees devoted to the billing and collection and management services provided to I-Flow which expenses shall consist of (a) salaries and wages, (b) payroll taxes and (c) group insurance, in addition to an amount equal to 40% of the sums of items (a) through (c) or (ii) a performance-based fee equal to 25% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. InfuSystem currently maintains a staff of six people to provide billing and collection services to I-Flow.

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

During 2008, we recorded revenues of $522,000 from this arrangement, which are included in net revenues.

On November 8, 2007, I-Flow informed us that it was terminating the Services Agreement effective May 10, 2008. In May 2008, we extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From June 2008 through December 1, 2008, the parties operated without a written agreement upon substantially the same terms and conditions as the original Services Agreement, with the exception that the 40% mark-up noted above was increased to 50%. On December 2, 2008, we agreed with I-Flow to extend the Services Agreement to June 30, 2009. Pursuant to the terms of the extension, the service fee paid to us through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee is equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow must reimburse us monthly for the portion of our lease cost associated with the office space dedicated to this operation. Other than the reimbursement of the lease costs, I-Flow has no other obligations to reimburse or compensate us for direct costs incurred by us in connection with our performance under the Services Agreement.

Employees

As of December 31, 2008, we had 114 employees, including 106 full-time employees and 8 part-time employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic ambulatory pumps purchased from the following manufacturers, each of which is material and supplies more than 10% of the pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). There are no supply agreements in place with any of the suppliers. All purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer. As of December 31, 2008, we owned approximately 18,000 active pumps.

Seasonality

Our business is not subject to seasonality.

Environmental Laws

We are required to comply with applicable environmental laws regulating the disposal of cleaning agents used in the process of cleaning our ambulatory infusion pumps, as well as the disposal of sharps and blood products used in connection with the pumps. We do not believe that compliance with such laws has a material effect on our business.

Significant Customers

We have sought to establish contracts with as many third party payor organizations as commercially practicable, in an effort to ensure that reimbursement is not a significant obstacle for providers who recommend continuous infusion therapy and wish to utilize our services. A third party payor organization is a health care payor (or a group of medical services payors) that contracts to provide a wide variety of healthcare services to enrolled members through participating providers (such as us). A payor is any entity that pays on behalf of a member patient.

We currently have contracts with more than 100 third party payor plans that cover approximately 150 million lives. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. These contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 32% of our gross billings for the fiscal year ended December 31, 2008. Our contracts with various individual Blue Cross/Blue Shield affiliates in the aggregate accounted for approximately 22% of our gross billings for the fiscal year ended December 31, 2008. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self insured plans and numerous other insurance carriers. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

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

•

Regional Providers: Regional DME providers act as distributors for a variety of medical products. We believe regional DME provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional DME providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional DME providers usually do not have 24-hour nursing service. InfuSystem believes that regional DME providers have relatively few third party payor contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.

•

Hospital-owned DME Providers: Many hospitals have in-house DME providers to supply basic equipment. In general, however, these providers have limited capital and tend to stock a small inventory of infusion pumps. We believe that hospital-owned providers have limited ability to grow because of restricted patient populations. Growth from outside of the hospital may pose a challenge because hospitals typically will not provide referrals to competitors, instead preferring to offer patients a choice of non-hospital-affiliated DME providers.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with DMEPOS Supplier Standards established by the Health Care Financing Administration regulating Medicare suppliers of DME and prosthetics, orthotics and supplies (“DMEPOS”). The DMEPOS Supplier Standards consist of 21 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit agents of the Centers for Medicare and Medicaid Services to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom it supplies equipment and (viii) maintain a complaint resolution procedure and record certain information regarding each complaint.

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

We have obtained a Medicare Supplier Number and are required to comply with Medicare Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. The loss of such identification number for any reason would prevent us from billing Medicare for patients who rely on Medicare to pay their medical expenses and, as a result, we would experience a decrease in our revenues. Furthermore, all third party and Medicaid contracts require us to have a Medicare Supplier Number. Without such a number, we would be unable to continue our various third party and Medicaid contracts. The majority of our revenue is dependent upon our Medicare Supplier Number.

The Center for Medicare and Medicaid Services (“CMS”) has issued a ruling that all DME providers must be accredited by a recognized accrediting entity by September 30, 2009. We are currently working toward achieving such accreditation by Community Health Accreditation Program (“CHAP”), and expect to meet the deadline. Failure to achieve accreditation would result in the loss of our supplier number and our ability to bill for our services. We would experience a material decrease in revenues as a result.

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

Our customers frequently receive reimbursement from private insurers and governmental agencies. The health care reimbursement system has been in a constant state of change and is expected to remain so in light of the new White House administration. Any change in the overall healthcare reimbursement system may adversely impact our business.

Changes in the healthcare reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of infusion therapy may be adversely affected by changes or trends within the healthcare reimbursement system. Changes to the health care reimbursement system, that favor technologies or treatment regimens other than InfuSystem’s or that reduce reimbursements to providers or treatment facilities that use InfuSystem’s products, may adversely affect InfuSystem’s ability to market its products profitably.

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

We primarily derive our revenue from the rental of ambulatory infusion pump systems to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the infusion pump systems, including the commonly-used chemotherapy drug known as 5-Fluorouracil, could have a material adverse effect on InfuSystem’s financial condition, results of operations and cash flows. For instance, we believe that a shortage of 5-Fluorouracil in the fourth quarter of 2005 resulted in an unfavorable revenue impact in excess of $1,000,000. Shortages of 5-Fluorouracil, Leucovorin or other commonly-used chemotherapy drugs could negatively impact InfuSystem’s revenue, financial condition and cash flows.

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

The current global financial crisis may negatively impact our business, results of operations, financial condition and/or liquidity.

The current global financial crisis affecting the banking system and financial markets as well as the uncertainty in global economic conditions have resulted in a significant tightening of the credit markets, a low level of liquidity in financial markets and reduced corporate profits and capital spending. As a result, our customers (payors and patients) may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, the current global financial crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our financial condition, results of operations and cash flows. The financial crisis could also adversely impact our ability to access the financial markets.

Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy.

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

The drug infusion industry is highly competitive. We compete in this industry based primarily on service and performance. Some of our competitors and potential competitors have significantly greater resources than we do for research and development, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our services may be superior. The industry is subject to technological changes and such changes may put our current fleet of pumps at a competitive disadvantage. If we are unable to effectively compete in our market, our financial condition, results of operations and cash flows may materially suffer.

We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.

Our infusion pumps are obtained from outside vendors. The majority of our pumps are electronic ambulatory pumps which are supplied to us by three major suppliers: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). The loss or breakdown of our relationships with even one of these outside vendors could subject us to substantial delays in the delivery of our products to customers. Significant delays in the delivery of products could result in possible cancellation of orders and the loss of customers. Our inability to provide products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition, results of operations and cash flows.

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

We intend to actively pursue opportunities for the further expansion of our business through strategic alliances, joint ventures and/or acquisitions. Future strategic alliances, joint ventures and/or acquisitions may require significant resources and/or result in significant unanticipated costs or liabilities to us.

Over the next two to three years we intend to actively pursue opportunities for the further expansion of our business through strategic alliances, joint ventures and/or acquisitions. Any future strategic alliances, joint ventures or acquisitions will depend on our ability to identify suitable partners or acquisition candidates, as the case may be, negotiate acceptable terms for such transactions and obtain financing, if necessary. We also face competition for suitable acquisition candidates which may increase our costs. Acquisitions or other investments require significant managerial attention, which may be diverted from our other operations. Any future acquisitions of businesses could also expose us to unanticipated liabilities.

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments, and assumptions that may ultimately prove to be incorrect.

The accounting estimates and judgments that management must make in the ordinary course of business affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If management misinterprets GAAP in making such estimates and judgments, subsequent adjustments resulting from errors could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments from errors could require us to restate our financial statements. Restating financial statements could result in a material decline in the price of our stock.

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK AND WARRANTS

The market price of our common stock and warrants has been, and is likely to remain volatile and may decline in value.

The market price of our common stock and warrants has been and is likely to continue to be volatile. Market prices for securities of healthcare services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	announcements of technological innovations, new products, or clinical studies by others;

•	government regulation;

•	changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	developments in patent or other proprietary rights;

•	changes in our quarterly financial condition or operating results;

•	the liquidity of the market for our common stock and warrants;

•	changes in health care policies in the United States or globally;

•	the current global financial crisis; and

•	comments by securities analysts and general market conditions.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition to the shares of our common stock currently available for sale in the public market, shares of our common stock sold in past private placements (which include shares held by certain members of our board of directors) and the shares of common stock underlying our outstanding warrants are subject to registration rights. If the holders of these securities choose to exercise their registration rights, this would result in an increase in the number of shares our common stock available for resale in the public market, which in turn could lead to a decrease in our stock price and a dilution of stockholders’ ownership interests. These factors could also make it more difficult for us to raise funds through future equity offerings. As of February 27, 2009 we had 18,537,671 shares of our common stock outstanding not including the 35,108,219 shares of common stock underlying our outstanding warrants.

Because our common stock is quoted on the OTC Bulletin Board, the ability of our stockholders to sell their shares in the secondary trading market may be limited.

Our common stock is currently quoted on the OTC Bulletin Board. Consequently, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on an exchange.

Certain anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control of our company and adversely affect the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws and the DGCL contain certain anti-takeover provisions which may discourage, delay or prevent a change in control of our company that our stockholders may consider favorable and, as a result, adversely affect the trading price of our common stock. Our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of blank check preferred stock. The Board of Directors may use the blank check preferred stock to implement a shareholder rights plan as a defensive measure against a potential acquiror. Our amended and restated bylaws include provisions establishing advance notice procedures with respect to stockholder proposals and director nominations and permitting only stockholders holding at least a majority of our outstanding common stock to call a special meeting. Our amended and restated bylaws also provide that in lieu of a meeting, stockholders may only take action by unanimous written consent. Additionally, as a Delaware corporation, we are subject to section 203 of the DGCL, which, among other things, and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space, under two separate operating leases at the same location, at 1551 E. Lincoln Avenue, Madison Heights, Michigan. We believe that such office and warehouse space is suitable and adequate for our business. Both leases expire on June 30, 2009. The Company is presently considering its options upon the expiry of the leases.

Item 3.	Legal Proceedings.

We are involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In our opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, warrants and units are currently traded on the OTC Bulletin Board under the symbols INHI.OB, INHIW.OB and INHIU.OB, respectively. Prior to January 14, 2008, our common stock, warrants and units were traded on the OTC Bulletin Board under the symbols HAPN.OB, HAPNW.OB and HANPU.OB, respectively.

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

Units

Quarter ended	High	Low
December 31, 2008	$2.41	$1.76
September 30, 2008	$3.55	$1.75
June 30, 2008	$3.55	$2.60
March 31, 2008	$4.75	$2.75
December 31, 2007	$6.44	$3.65
September 30, 2007	$6.40	$6.00
June 30, 2007	$6.55	$6.05
March 31, 2007	$6.25	$6.00

Common Stock

Quarter ended	High	Low
December 31, 2008	$2.75	$1.75
September 30, 2008	$3.00	$2.00
June 30, 2008	$3.03	$2.20
March 31, 2008	$4.20	$2.50
December 31, 2007	$5.84	$3.10
September 30, 2007	$5.86	$5.59
June 30, 2007	$5.86	$5.65
March 31, 2007	$5.67	$5.56

Warrants

Quarter ended	High	Low
December 31, 2008	$.08	$.025
September 30, 2008	$.24	$.09
June 30, 2008	$.31	$.17
March 31, 2008	$.36	$.185
December 31, 2007	$.495	$.165
September 30, 2007	$.355	$.215
June 30, 2007	$.395	$.192
March 31, 2007	$.34	$.20

Holders of Common Equity

As of February 27, 2009, we had approximately 12 stockholders of record of our common stock. This does not include beneficial owners of our common stock, including Cede & Co., nominee of the Depository Trust Company.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	821,000	$2.90	904,000
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable
Total	821,000	$2.90	904,000

(1)	This amount includes 521,000 shares of common stock issuable upon the vesting of certain restricted stock awards (the “Restricted Stock Awards”) and 300,000 shares of common stock issuable upon the vesting and exercise of a stock option award (the “Stock Option”) made under the InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (the “Plan”) during the fiscal year ended December 31, 2008. This amount does not include 275,000 shares of common stock which vested under the terms of the Restricted Stock Awards during the fiscal year ended December 31, 2008.
(2)	Represents the exercise price of the Stock Option.

Stock Performance Graph

The graph set forth below compares the change in the our cumulative total stockholder return on our common stock between June 15, 2006, (the date that our common stock became separately tradeable from our units) and December 31, 2008 with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the same period. This graph assumes the investment of $100 on June 15, 2006 in our common stock and each of the comparison groups and assumes reinvestment of dividends, if any. We have not paid any dividends on our common stock, and no dividends are included in the report of our performance. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	6/15/06	12/29/06	12/31/07	12/31/08
InfuSystem Holdings, Inc. Common Stock	$100	$95.56	$70.94	$43.84
Nasdaq Composite Index	$100	$112.65	$123.70	$73.55
Nasdaq Biotechnology Index	$100	$109.14	$114.14	$98.54

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

InfuSystem Holdings, Inc. and Subsidiary

You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. We have derived the statement of operations data for the period from August 15, 2005 (inception) to December 31, 2005 and the balance sheet data as of December 31, 2006 and 2005 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period. The information for InfuSystem Holdings, Inc. for the fiscal year ended December 31, 2007 includes operations for InfuSystem from October 26, 2007 through December 31, 2007.

Statement of Operations Data (1)

(in thousands, except per share data)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from August 15, 2005 (inception) to December 31, 2005
Net revenues	$35,415	$6,582	$—	$—
Total operating expenses	(30,629)	(8,079)	(20,824)	(24)
Total other income (expense)	6,080	(189)	14,003	(1)
Income tax expense	(907)	(1,110)	(1,038)	—
Net income (loss)	9,959	(2,796)	(7,859)	(25)
Net income (loss) per share — basic	$0.56	$(0.15)	$(0.58)	$(0.01)
Net income (loss) per share — diluted	$0.53	$(0.15)	$(0.58)	$(0.01)

Balance Sheet Data (at period end) (1)

(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Total assets	$116,220	$116,426	$100,298	$177
Long-term debt, including current maturities	30,669	32,294	—	—
Stockholders’ equity	80,073	68,759	65,146	—

(1)	On October 25, 2007, we completed our acquisition of 100% of the issued and outstanding capital stock of InfuSystem from I-Flow pursuant to the terms of the Stock Purchase Agreement. InfuSystem’s results of operations are included in our Consolidated Statements of Operations from the date of the acquisition. For more information, see Note 3 “Acquisitions” to our Consolidated Financial Statements which are included in this Annual Report on Form 10-K.

Predecessor InfuSystem

The following historical information was derived from the audited financial statements of Predecessor InfuSystem for the period commencing after December 31, 2006 to October 25, 2007 and the fiscal year ended December 31, 2006 and the related notes and schedules thereto (“Predecessor InfuSystem”), which are included in this Annual Report on Form 10-K. Statement of operations data for fiscal years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 was derived from the audited financial statements of Predecessor InfuSystem, which are not included in this report.

Statement of Operations Data

	January 1, 2007 to October 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net revenues	$25,001	$31,716	$28,525	$19,349
Cost of revenues	6,702	8,455	7,735	5,555
Total operating expenses	15,673	15,091	12,709	9,142
Income tax expense	1,086	3,094	2,938	1,699
Net income	1,777	4,963	5,093	2,924

Balance Sheet Data (at period end)

	December 31, 2006	December 31, 2005	December 31, 2004
Total assets	$27,628	$27,831	$17,665
Stockholders’ equity	22,008	22,455	12,823

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Included in this Annual Report on Form 10-K are the results of operations of both the Company and Predecessor InfuSystem. The Company’s results of operations are presented for the fiscal years ended December 31, 2008, 2007 and 2006. The Company’s results of operations for the fiscal year ended December 31, 2007 include the operations of InfuSystem for a sixty seven day period from October 26, 2007 to December 31, 2007. The results of operations of Predecessor InfuSystem are presented for the fiscal year ended December 31, 2006 and for the period commencing after the end of the fiscal year ended December 31, 2006 to October 25, 2007, the date of consummation of the acquisition. Also included in this Annual Report on Form 10-K is a discussion and analysis of the Company’s management with respect to Predecessor InfuSystem’s fiscal year ended December 31, 2006 and for the period commencing after the end of the fiscal year ended December 31, 2006 to October 25, 2007, the date of consummation of the acquisition. Management’s Discussion and Analysis has been prepared by the Company based upon its understanding of, and in reliance upon, information communicated to the Company by former InfuSystem management regarding the reasons for the changes in Predecessor InfuSystem’s operations.

The financial statements and supplementary data of Predecessor InfuSystem presented for the period prior to October 26, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem and were independently audited. The financial statements and supplementary data of Predecessor InfuSystem for the period prior to October 26, 2007 may be particularly unrepresentative of the operations of the Company going forward for the following reasons, among others:

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

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2008

Our results of operations for the year ended December 31, 2008 are not comparable with the prior periods presented, as this is the first full calendar year where our results are solely and fully reflective of us as an operating company.

Our revenue consists predominantly of rental revenue derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the fiscal year ended December 31, 2008 was $35,415,000. Management anticipates that new revenue growth will come from the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer, as well as head, neck and gastric cancer. Another aspect of our business strategy is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions. We do not believe the current financial crisis will have a material adverse impact on our revenues or results of operations for at least the next twelve months.

Cost of revenues for the fiscal year ended December 31, 2008 was $9,191,000. This consisted of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps.

Provision for doubtful accounts for the fiscal year ended December 31, 2008 was $3,187,000.

Amortization of our intangible assets for the fiscal year ended December 31, 2008 was $1,827,000. This represents the annual amortization expense associated with our Physician Relationships, which we are amortizing over 15 years. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Intangible Assets” included in Note 2 and “Goodwill and Intangible Assets” included in Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K

During the fiscal year ended December 31, 2008, our selling and marketing expenses were $4,659,000. Selling and marketing expenses during this period consist of sales salaries, commissions, fringes and payroll-related items, travel and entertainment, marketing, stock-based compensation expense and other miscellaneous expenses.

During the fiscal year ended December 31, 2008, our general and administrative expenses were $11,765,000. General and administrative expenses during this period consist primarily of administrative personnel (including management and officers) salaries, fringes and payroll-related items, share-based compensation expense, professional fees and other miscellaneous expenses.

During the fiscal year ended December 31, 2008, we recorded a gain on derivatives of $9,815,000. This amount represents an unrealized gain which resulted from the decline in the fair value of our warrants, offset partially by an unrealized loss as a result of the unfavorable change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the fiscal year ended December 31, 2008, we recorded interest expense of $3,771,000. This amount consists of interest paid to I-Flow on our term loan, payments made on the interest rate swap, amortization of deferred debt issuance costs incurred in conjunction with the I-Flow term loan and other interest expense.

During the fiscal year ended December 31, 2008, we recorded income tax expense of $907,000. This amount consists of federal, state and local tax provisions.

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during 2008.

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2007

Our results of operations for the year ended December 31, 2007 are not comparable with other periods presented. Effective October 25, 2007, upon our acquisition of InfuSystem, we ceased to be a development stage company and became an operating company. Substantially all activity through October 25, 2007 relates to our formation, initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem.

Our revenue for the fiscal year ended December 31, 2007 was $6,582,000, which included InfuSystem revenue only for the sixty seven day period from October 26, 2007 to December 31, 2007.

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

During the fiscal year ended December 31, 2007, our general and administrative expenses were $4,891,000. General and administrative expenses during this period consisted primarily of share-based compensation expense, administrative personnel (including management and officers) salaries, fringes and payroll-related items, the ticking fee we paid to I-Flow on the date of the acquisition of InfuSystem, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses.

During the fiscal year ended December 31, 2007, we recorded a loss on derivatives of $3,294,000. This amount represented an unrealized loss which resulted from the change in the fair value of our warrants and the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the fiscal year ended December 31, 2007, we recorded interest income of $3,879,000. This amount consisted primarily of interest earned on the trust account (in which a substantial portion of the proceeds of our IPO were deposited) through the date of the acquisition. Interest income is not expected to be significant going forward.

During the fiscal year ended December 31, 2007, we recorded interest expense of $774,000. This amount consisted of interest paid to I-Flow on our term loan, amortization of deferred debt issuance costs incurred in conjunction with the loan, income on the interest rate swap and other interest expense.

During the fiscal year ended December 31, 2007, we recorded income tax expense of $1,110,000. This amount consisted of federal, state and local tax provisions.

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2006

During the fiscal year ended December 31, 2006, we had not yet consummated our acquisition of InfuSystem, however, we completed our IPO, signed a material definitive agreement (see Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K) and incurred non-cash expenses of $6,660,000 and $13,050,000, which represented the amortization of stock based compensation and the value of 2,416,666 shares reserved for two members of our board of directors, respectively, and which were included in general and administrative expenses. The balance of expenses was offset by interest income of $3,204,000 and an unrealized gain on warrant liabilities of $10,800,000, resulting in a net loss of $7,859,000 for the fiscal year ended December 31, 2006.

Predecessor InfuSystem Overview

The financial statements and supplementary data of Predecessor InfuSystem presented for the period prior to October 26, 2007 are not those of the Company and were prepared by the former management of Predecessor InfuSystem and were independently audited. The financial statements and supplementary data of Predecessor InfuSystem for the period prior to October 26, 2007 may be particularly unrepresentative of the operations of the Company going forward for the following reasons, among others:

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

Liquidity and Capital Resources

As of December 31, 2008 we had cash resources of $11,513,000 compared to $3,960,000 at December 31, 2007. The increase in cash available to us was associated with our first full year of operating cash flows, partially offset by capital expenditures, principal payments made on our term loan with I-Flow and other minor cash flows.

Cash provided by operating activities for the fiscal year ended December 31, 2008 was $10,897,000, compared to cash provided by operating activities of $4,377,000 for the fiscal year ended December 31, 2007. The increase for the fiscal year ended December 31, 2008 was due primarily to a full year of revenues as well as efficient cash collection processes.

Cash used in investing activities for the fiscal year ended December 31, 2008 was $1,044,000, compared to cash provided by investing activities of $22,018,000 for the fiscal year ended December 31, 2007. Our investing activities are not comparable from 2007 to 2008. Investing activities associated with our ongoing operations in 2008 consist primarily of $1,733,000 in capital expenditures (predominantly the purchase of infusion pumps). In addition, we finalized some items related to the 2007 purchase of InfuSystem from I-Flow; we received the $784,000 working capital adjustment from I-Flow, and we paid $105,000 in transaction-related expenses. Investing activities associated with our ongoing operations in 2007 consisted primarily of $553,000 in capital expenditures (predominantly the purchase of infusion pumps). The remaining investing activities in 2007 related to the purchase of InfuSystem from I-Flow.

Cash used in financing activities for the fiscal year ended December 31, 2008 was $2,300,000, compared to cash used in financing activities of $22,862,000 for the fiscal year ended December 31, 2007. Our financing activities are not comparable from 2007 to 2008. Financing activities associated with our ongoing operations in 2008 consist primarily of $2,044,000 in principal payments on our term loan with I-Flow. Financing activities associated with our ongoing operations in 2007 consisted primarily of $409,000 in principal payments on our term loan with I-Flow. The remaining financing activities in 2007 included $16,359,000 paid to shareholders who voted against the acquisition and converted their shares, payment to FTN Midwest Securities Corp. (“FTN Midwest”) of $4,555,000 in deferred underwriting fees, $2,052,000 of capitalized debt issuance costs associated with the term loan from I-Flow and $513,000 received from the issuance of warrants.

As of December 31, 2008, we had cash and cash equivalents of $11,513,000, net accounts receivable of $4,168,000 and net working capital (excluding derivative liabilities) of $6,098,000. We have included in current liabilities $5,294,000 for a projected excess cash flow principal prepayment to be made in the second quarter of 2009, as required by the term loan Credit and Guaranty Agreement dated as of October 25, 2007 with I-Flow (the “Credit and Guaranty Agreement”). Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We do not believe the current global economic and financial crisis will have a material adverse impact on our liquidity for at least the next twelve months.

As of December 31, 2008, we did not have a line of credit in place. We have, however, progressed discussions with our principal financial institution with the intent to enter into a line of credit of up to $5,000,000. Any line of credit is subject to an Intercreditor Agreement satisfactory to I-Flow, would be collateralized by certain of our assets (as permitted under the Credit and Guaranty Agreement), and would likely require us to comply with certain covenants relating to profitability and liquidity measures.

The I-Flow term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2008, we believe we were in compliance with all such covenants, and also believe we will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

Other than customary operating expenditures and payments of principal and interest on our loan from I-Flow, cash requirements for the fiscal year ended December 31, 2009 are expected to consist primarily of capital expenditures for new infusion pumps. Management expects capital expenditures to be in the range of $4,000,000 to $5,000,000 during 2009. We may choose to pursue alternative financing options for some of these expenditures.

Contractual Obligations

As of December 31, 2008, future payments related to contractual obligations are as follows:

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$8,565	$21,685	$—	$—	$30,250
Capital Lease Obligations	79	301	39	—	419
Operating Lease Obligations	116	—	—	—	116

Total	$8,760	$21,986	$39	$—	$30,785

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The operating lease obligations represent future minimum lease payments as of December 31, 2008 under a non-cancelable operating lease for our Madison Heights, Michigan office and a non-cancelable operating lease for our warehouse facility at the same location. Both leases expire on June 30, 2009. We are presently considering our options upon the expiry of the leases.

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

Revenue Recognition

Our strategic focus is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment we rent to patients. We recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when we receive a physician’s order and assignment of benefits, signed by the physician and patient, respectively, and we have verified actual pump usage and insurance coverage. We recognize rental revenue from electronic infusion pumps as earned, generally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

Warrants and Derivative Instruments

On April 18, 2006, we consummated our IPO of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units to FTN Midwest, the underwriter of our IPO, pursuant to a partial exercise by FTN Midwest of its overallotment option. We are required by the Warrant Agreement to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment option must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The fair value of these warrants is reflected on our balance sheet and the unrealized changes in the value of these warrants are reflected in our statement of operations as “Gain (loss) on derivatives” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations.

Sales of warrants that may be settled in unregistered shares of common stock are treated as equity and included in additional paid in capital as discussed in Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The total number of warrants issued to date that may be settled in unregistered shares of common stock is 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8 to the Consolidated Financial Statements.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, increased by $36,000 during the fiscal year ended December 31, 2008, and is based upon the final valuation analysis.

As of October 31, 2008, we performed our annual impairment test pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of our single reporting unit was estimated using a combined income

(discounted cash flow) and market approach (guideline public company) valuation model which indicated that the fair value of our net assets exceeded the carrying value. Based on the results of the valuation, we determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicate impairment may have occurred.

The estimated fair value of our net assets is dependent on several significant assumptions, including management’s projections of future earnings, cost of capital (discount rate) and terminal value growth rates. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

The discount rate of 12% used in this impairment test was approximately 150 basis points higher than that used in the purchase price allocation as of October 25, 2007. An increase of 100 basis points in the discount rate, to 13%, would have also indicated that the fair value of our net assets exceeded the carrying value, and therefore no impairment of goodwill. A decrease of 100 basis points in the average annual earnings growth rate assumed or the terminal value growth rate assumed would likewise have indicated that the fair value of our net assets exceeded the carrying value, and therefore no impairment of goodwill. Impairment charges may occur in the future due to changes in the estimated discount rates or projected revenue growth rates, among other factors.

Although our cash flow forecasts used in the discounted cash flow approach are based on assumptions that are consistent with plans and estimates we are using to manage the underlying business, there is significant judgment in projecting the cash flows attributable to the underlying business. If actual revenue growth, profit margins, capital spending or market conditions should differ significantly from the assumptions included in our business outlook used in the cash flow models, the fair value of our net assets could fall below the carrying value and impairment charges could be required to write down goodwill to its fair value.

The relationship of our market capitalization to the carrying value of our net assets can impact estimates of these assumptions, and can therefore impact our judgment as to the fair value of our reporting unit when performing goodwill impairment tests. During 2008, we experienced a decline in our market capitalization. We evaluated the movement in our stock price along with our 2008 performance relative to expectations. In addition, we assessed several unique factors; an extremely thinly traded, closely held, illiquid stock, a significant “overhang” created by having nearly twice as many warrants as common shares outstanding and a lack of research or analyst coverage. Based on this evaluation, we concluded that a decline in market capitalization was not a definitive indicator of impairment.

We will continue to monitor operational performance measures, general economic conditions and our market capitalization. A downward trend in one or more of these factors could cause us to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 effective January 1, 2008, and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008, and it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141(R) will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect that our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following the original SFAS No. 141.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS No. 161 effective December 31, 2008, and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize an interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At December 31, 2008, the principal plus accrued interest on our term loan with I-Flow was $30,250,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The rate in effect at December 31, 2008 was 8.5%. The loan is a variable rate loan and therefore fair value approximates book value. Please see the heading “Debt and other Long-term Obligations” under Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of our term loan with I-Flow.

At December 31, 2008, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $18,500,000 on December 31, 2008 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at December 31, 2008, a 100 basis point decrease in the applicable interest rates would have decreased our 2008 cash flow and pretax earnings by approximately $104,000, while a 100 basis point increase in the applicable interest rates would have decreased our 2008 cash flow and pretax earnings by approximately $11,000.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $1,519,000 at December 31, 2008. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and Subsidiary (formerly HAPC, Inc.) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, prior to October 25, 2007, the Company was in the development stage.

/S/ DELOITTE & TOUCHE LLP

February 27, 2009

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$11,513	$3,960
Accounts receivable, less allowance for doubtful accounts of $1,552 and $1,638 at December 31, 2008 and 2007, respectively; December 31, 2008 and 2007 include $72 and $103 due from I-Flow, respectively	4,168	6,304
Inventory supplies	391	364
Prepaid expenses and other current assets	676	1,263
Deferred income taxes	—	4

Total Current Assets	16,748	11,895
Property & equipment, net	10,878	13,504
Deferred debt issuance costs, net	1,276	1,918
Goodwill	56,580	56,544
Intangible assets, net	30,738	32,565

Total Assets	$116,220	$116,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,012	$1,076
Deferred income taxes	55	—
Other current liabilities	939	1,886
Derivative liabilities	2,592	12,407
Current portion of long-term debt; December 31, 2008 and 2007 include $8,565 and $2,044 payable to I-Flow, respectively	8,644	2,044

Total Current Liabilities	13,242	17,413
Long-term debt, net of current portion; December 31, 2008 and 2007 include $21,685 and $30,250 payable to I-Flow, respectively	22,025	30,250
Deferred income taxes	880	4

Total Liabilities	$36,147	$47,667

Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,512,670 and 18,315,430, respectively; outstanding 17,278,626 and 16,824,295, respectively	2	2
Additional paid-in capital	80,792	79,437
Retained deficit	(721)	(10,680)

Total Stockholders’ Equity	80,073	68,759

Total Liabilities and Stockholders’ Equity	$116,220	$116,426

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	$35,415	$6,582	$—

Operating expenses:
Cost of revenues – Product and supply costs	5,422	923	—
Cost of revenues – Pump depreciation	3,769	697	—
Provision for doubtful accounts	3,187	584	—
Amortization of intangibles	1,827	335	—
Selling and marketing	4,659	649	—
General and administrative	11,765	4,891	20,824

Total Operating Expenses	30,629	8,079	20,824

Operating income (loss)	4,786	(1,497)	(20,824)

Other income (expense):
Gain (loss) on derivatives	9,815	(3,294)	10,800
Interest income	36	3,879	3,204
Interest expense	(3,771)	(774)	(1)

Total other income (expense)	6,080	(189)	14,003

Income (loss) before income taxes	10,866	(1,686)	(6,821)
Income tax expense	(907)	(1,110)	(1,038)

Net income (loss)	$9,959	$(2,796)	$(7,859)

Net income (loss) per share:
Basic	$0.56	$(0.15)	$(0.58)
Diluted	$0.53	$(0.15)	$(0.58)
Weighted average shares outstanding:
Basic	17,940,952	18,299,600	13,661,117
Diluted	18,672,321	18,299,600	13,661,117

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock		Total Stockholders’ (Deficit) Equity
	Shares	Par Value $0.0001 Amount	Paid in Capital in Excess of Par	Retained Deficit	Shares	Amount
Balances at January 1, 2006	4,167	—	24	(25)	(2,417)	—	(1)
Issuance of common stock and warrants	16,875	2	101,250	—	—	—	101,252
Reclassifications of proceeds allocated to warrants-derivative liabilities	—	—	(19,913)	—	—	—	(19,913)
Non-cash compensation	—	—	13,050	—	—	—	13,050
Expenses of offering	—	—	(10,827)	—	—	—	(10,827)
Non-cash charge related to sale of option	—	—	1,967	—	—	—	1,967
Amortization of stock-based compensation expense	—	—	6,660	—	—	—	6,660
Proceeds subject to possible conversion of 3,373,363 shares	—	—	(19,620)	—	—	—	(19,620)
Issuance of warrants	—	—	437	—	—	—	437
Net loss	—	—	—	(7,859)	—	—	(7,859)

Balances at December 31, 2006	21,042	2	$73,028	$(7,884)	(2,417)	$—	$65,146
Adjustment to reflect actual conversion of 2,726,488 shares	(2,726)	—	3,262	—	—	—	3,262
Issuance of warrants	—	—	513	—	—	—	513
Amortization of stock-based compensation expense	—	—	1,750	—	—	—	1,750
Adjustment to deferred underwriting fee paid to FTN Midwest to reflect actual share redemption	—	—	884	—	—	—	884
Issuance of treasury stock for services	—	—	—	—	926	—	—
Net loss	—	—	—	(2,796)	—	—	(2,796)

Balances at December 31, 2007	18,316	2	$79,437	$(10,680)	(1,491)	$—	$68,759
Restricted shares issued upon vesting	197	—	—	—	—	—	—
Amortization of stock-based compensation expense	—	—	1,550	—	—	—	1,550
Issuance of treasury stock for services	—	—	—	—	257	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	—	—	(195)	—	—	—	(195)
Net income	—	—	—	9,959	—	—	9,959

Balances at December 31, 2008	18,513	2	$80,792	$(721)	(1,234)	$—	$80,073

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATING ACTIVITIES
Net Income (Loss)	$9,959	$(2,796)	$(7,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on derivative liabilities	(9,815)	3,294	(10,800)
Depreciation	3,935	728	—
Provision for doubtful accounts	3,187	584	—
Amortization of intangible assets	1,827	335	—
Stock-based compensation	1,550	1,750	6,660
Amortization of deferred debt issuance costs	642	134	—
Loss on disposal of assets	553	107	—
Deferred income taxes	935	—	—
Withdrawal of interest earned on investments held in trust	—	5,815	1,247
Interest income on investments held in trust	—	(3,879)	(3,184)
Non-cash compensation satisfied by grant of stock	—	—	13,050
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable, net of provision	(1,835)	(698)	—
Decrease (increase) in prepaid expenses and other current assets	560	(431)	(445)
(Decrease) increase in accounts payable and other current liabilities	(601)	(566)	419

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,897	4,377	(912)

INVESTING ACTIVITIES
Capital expenditures	(1,733)	(553)	—
Payment of deferred acquisition costs	(105)	(8,690)	(741)
Proceeds from sale of property	10	—	—
Cash from trust, excluding interest earned	—	96,215	—
Cash received (paid) for acquisition from (to) I-Flow, net of cash acquired	784	(64,954)	—
Purchase of investments held in trust	—	—	(96,215)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,044)	22,018	(96,956)

FINANCING ACTIVITIES
Principal payments on term loan	(2,044)	(409)	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(195)	—	—
Principal payments on capital lease obligation	(61)	—	—
Share conversion payments to stockholders	—	(16,359)	—
Capitalized debt issuance costs	—	(2,052)	—
Payment to FTN Midwest of deferred underwriting fees	—	(4,555)	—
Proceeds from issuance of warrants	—	513	437
Payment of notes payable	—	—	(85)
Payment of offering costs	—	—	(3,321)
Proceeds from public offering	—	—	81,631
Proceeds from issuance of shares of stock subject to possible conversion	—	—	19,620

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,300)	(22,862)	98,282

Net change in cash and cash equivalents	7,553	3,533	414
Cash and cash equivalents, beginning of period	3,960	427	13

Cash and cash equivalents, end of period	$11,513	$3,960	$427

The following table presents certain supplementary cash flow information for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash paid for interest (including swap payments/proceeds, and excluding deferred debt issuance costs)	$3,115	$640	$1
Cash paid for income taxes	$533	$431	$1,254
Supplementary non-cash activities:
Property acquired with a capital lease	$480	$—	$—
Additions to property (a)	$14	$356	$—
Origination of long term debt	$—	$32,703	$—
Current assets assumed in acquisition (b)	$—	$8,499	$—
Current liabilities assumed in acquisition (b)	$—	$(3,206)	$—
Treasury stock transactions (number of shares)	257	926	—
Gross issuance of vested restricted shares (number of shares)	275	—	—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2008 and 2007, but will be (2008 amounts) and have been (2007 amounts) included as a cash outflow from investing activities for capital expenditures when paid.
(b)	See Note 3 — “Acquisitions”

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

The information in this Annual Report on Form 10-K includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008, 2007, and 2006, and stockholders’ equity (deficit) from January 1, 2006 to December 31, 2008.

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

The Company is a provider of ambulatory infusion pump management services for oncologists in the United States. Ambulatory infusion pumps are small, lightweight electronic pumps designed to be worn by patients in their homes which allow patients the freedom to move about while receiving chemotherapy treatments. The pumps are battery powered and attached to intravenous administration tubing, which is in turn attached to a reservoir or plastic cassette that contains the chemotherapy drug.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution.

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

Following is an analysis of the allowance for doubtful accounts for InfuSystem Holdings, Inc. for the years ended December 31, 2008 and 2007 ($000’s) (1):

	Balance at beginning of Period	Acquired in acquisition	Charged to costs and expenses	Deductions (2)	Balance at end of Period
Allowance for doubtful accounts — 2008	$1,638	$—	$3,187	$(3,273)	$1,552
Allowance for doubtful accounts — 2007	$—	$1,673	$584	$(619)	$1,638

(1)	The Company had no such allowance in the year ended December 31, 2006.
(2)	Deductions represent the write-off of uncollectible account receivable balances.

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

During the fiscal year ended December 31, 2008, the Company made ambulatory infusion pump purchases primarily from three suppliers. There are no supply agreements in place with any of the suppliers. All purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer.

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

impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment existed as of December 31, 2008.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, increased by $36,000 during the fiscal year ended December 31, 2008, and is based upon the final valuation analysis.

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred.

Intangible Assets

Intangible assets consist of trade names and physician relationships, both of which arose from the acquisition of InfuSystem. The Company amortizes the value assigned to the physician relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician. InfuSystem has long-standing relationships with numerous oncology clinics and physicians. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with SFAS No. 142. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis.

Revenue Recognition

The Company’s strategic focus is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that the Company rents to patients. The Company recognizes revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company receives a physician’s order and assignment of benefits, signed by the physician and patient, respectively, and the Company has verified actual pump usage and insurance coverage. The Company recognizes rental revenue from electronic infusion pumps as earned, generally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 32% of its gross billings for the fiscal year ended December 31, 2008. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of its gross billings for the fiscal year ended December 31, 2008. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

Share based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $1,550,000, $1,750,000 and $19,710,000, respectively. All 2007 and prior compensation expense relates to the Company’s operations prior to the acquisition of InfuSystem.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Warrants and Derivative Financial Instruments

On April 18, 2006, the Company consummated its IPO of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of its IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “Gain (loss) on derivatives”.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share computations:

	Year Ended December 31, 2008		Year Ended December 31, 2007	Year Ended December 31, 2006
Numerator:
Net income (loss) (in thousands)	$9,959		$(2,796)	$(7,859)
Denominator:
Weighted average common shares outstanding:
Basic	17,940,952	*	18,299,600	13,661,117
Dilutive effect of non-vested awards	731,369		—	—

Diluted	18,672,321		18,299,600	13,661,117
Net earnings (loss) per share:
Basic	$0.56		$(0.15)	$(0.58)
Diluted	$0.53		$(0.15)	$(0.58)

*	Includes, from April 25, 2008, the 1,234,044 shares referenced in Notes 9 and 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

For the year ended December 31, 2008 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, and 300,000 non-vested stock options granted under the 2007 Stock Incentive Plan. For the years ended December 31, 2007 and 2006, the outstanding warrants issued in connection with the IPO and the warrants issued privately were not included in the calculation because they would have an anti-dilutive effect.

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS No. 161 effective December 31, 2008, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Acquisitions

No acquisitions occurred during 2008.

Entry into a Material Definitive Agreement

On September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow, Acquisition Subsidiary and InfuSystem, a California corporation and wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Acquisition Subsidiary purchased all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Subsidiary merged with and into InfuSystem. After the merger, Acquisition Subsidiary ceased to exist as an independent entity and InfuSystem, as the surviving corporation, continued its corporate existence under the laws of the State of California. The name of the surviving corporation is InfuSystem, Inc. The Stock Purchase Agreement originally provided that in the event the acquisition of InfuSystem was not consummated by April 30, 2007, the Stock Purchase Agreement was terminable by the Company or I-Flow. On April 30, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 1 to the Stock Purchase Agreement extending the termination date from April 30, 2007 to June 29, 2007. On June 29, 2007, the Company, I-Flow, InfuSystem and Acquisition

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions (Continued)

Subsidiary entered into Amendment No. 2 to the Stock Purchase Agreement extending the termination date from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 3 to the Stock Purchase Agreement extending the termination date from July 31, 2007 to October 1, 2007. On September 18, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 4 to the Stock Purchase Agreement extending the termination date from October 1, 2007 to October 22, 2007. Amendment No. 4 to the Stock Purchase Agreement also amended the Stock Purchase Agreement to provide for, among other things, a reduction in the purchase price for InfuSystem from $140,000,000 to $100,000,000 and an earn-out provision.

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

On October 17, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into a Further Agreement Regarding Project Iceland (the Company’s acquisition of InfuSystem from I-Flow) pursuant to which the termination date was extended to November 1, 2007, the Company agreed to pay the termination fee of $3,000,000 unconditionally and I-Flow was able to purchase shares of the Company’s stock at its discretion from the third parties in privately negotiated or market transactions in order to increase the likelihood of shareholder approval.

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

Loan from I-Flow: Pursuant to the terms of the Stock Purchase Agreement, the secured promissory note payable to I-Flow was to be for a principal amount equal to the $100,000,000 purchase price, less the cash portion of the purchase price paid at closing. This resulted in a principal amount of $32,703,000, subject to the terms and conditions of the Credit and Guaranty Agreement dated as of October 25, 2007 by and among the Company, Acquisition Subsidiary and I-Flow (the “Credit and Guaranty Agreement”).

Acquisition Related Transaction Costs

Acquisition related transaction costs include legal and accounting fees and other external costs directly related to the acquisition. For the years ended December 31, 2008, 2007 and 2006, cash paid for acquisition related expenses was $105,000, $8,690,000 and $741,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

Cash Payment to Shareholders

The Company paid $16,359,000 in cash to shareholders, who held 2,726,488 shares in the aggregate, and who voted against our acquisition of InfuSystem and elected to convert their shares of common stock into their pro rata portion of the proceeds of the trust account, of $6.00 per share.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions (Continued)

Purchase Price Allocation

Pursuant to SFAS No. 141, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (trade name and physician relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill of $89,480,000 is expected to be deductible for tax purposes. Goodwill increased by $36,000 during year ended December 31, 2008. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below (in thousands):

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

(in thousands, except per share data)	2007	2006
Net revenues	$31,583	$31,716
(Loss) income before income taxes	(4,760)	12,618
Net income	(4,036)	11,854
(Loss) earnings per share – basic	(0.22)	0.87
(Loss) earnings per share – diluted	(0.22)	0.72

4.	Property and Equipment

Property and equipment consisted of the following as of December 31 (amounts in thousands):

	2008	2007
Pump equipment	$14,853	$13,816
Furniture, fixtures, and equipment	571	413
Accumulated depreciation	(4,546)	(725)

Total	$10,878	$13,504

Depreciation expense for 2008 was $3,935,000, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem, totaling $56,580,000, increased by $36,000 during the fiscal year ended December 31, 2008, and is based upon the final valuation analysis.

Impairment Testing

As of October 31, 2008, the Company performed its annual impairment test pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the Company’s single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company) valuation model which indicated that the fair value of its net assets exceeded the carrying value. Based on the results of the valuation, the Company determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicate impairment may have occurred.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets (Continued)

The estimated fair value of the Company’s net assets is dependent on several significant assumptions, including management’s projections of future earnings, cost of capital (discount rate) and terminal value growth rates. Assumptions related to future cash flows and discount rates involve significant management judgment and are subject to significant uncertainty.

The discount rate of 12% used in this impairment test was approximately 150 basis points higher than that used in the purchase price allocation as of October 25, 2007. An increase of 100 basis points in the discount rate, to 13%, would have also indicated that the fair value of the Company’s net assets exceeded the carrying value, and therefore no impairment of goodwill. A decrease of 100 basis points in the average annual earnings growth rate assumed or the terminal value growth rate assumed would likewise have indicated that the fair value of the Company’s net assets exceeded the carrying value, and therefore no impairment of goodwill. Impairment charges may occur in the future due to changes in the estimated discount rates or projected revenue growth rates, among other factors.

Although the Company’s cash flow forecasts used in the discounted cash flow approach are based on assumptions that are consistent with plans and estimates the Company is using to manage the underlying business, there is significant judgment in projecting the cash flows attributable to the underlying business. If actual revenue growth, profit margins, capital spending or market conditions should differ significantly from the assumptions included in the Company’s business outlook used in the cash flow models, the fair value of its net assets could fall below the carrying value and impairment charges could be required to write down goodwill to its fair value.

The relationship of the Company’s market capitalization to the carrying value of its net assets can impact estimates of these assumptions, and can therefore impact the Company’s judgment as to the fair value of its reporting unit when performing goodwill impairment tests. During 2008, the Company experienced a decline in its market capitalization. The Company evaluated the movement in its stock price along with its 2008 performance relative to expectations. In addition, the Company assessed several unique factors; an extremely thinly traded, closely held, illiquid stock, a significant “overhang” created by having nearly twice as many warrants as common shares outstanding and a lack of research or analyst coverage. Based on this evaluation, the Company concluded that a decline in market capitalization was not a definitive indicator of impairment.

The Company will continue to monitor operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

The Company tests non-amortizable intangible assets (trade names) for impairment in accordance with SFAS No. 142. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment.

No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets (Continued)

Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets as of December 31, 2008 were as follows (in thousands):

Non-amortizable intangible assets:
Trade names	$5,500
Amortizable intangible assets:
Physician Relationships	27,400

Total non-amortizable and amortizable intangible assets	32,900
Less accumulated amortization	(2,162)

Total identifiable intangible assets	$30,738

Amortization expense for intangible assets for 2008 was $1,827,000, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of December 31, 2008 is as follows (in thousands):

(in thousands)	2009	2010	2011	2012	2013
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units issued to FTN Midwest on May 18, 2006, should be classified as liabilities in accordance with EITF 00-19. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at December 31, 2008 and December 31, 2007 were liabilities of $1,519,000 or $0.045 per warrant and $12,150,000 or $0.36 per warrant, respectively.

At December 31, 2008, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $18,500,000 on December 31, 2008 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at December 31, 2008 and December 31, 2007 was a liability of $1,073,000 and $257,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Gain (loss) on derivatives”.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Warrants and Derivative Financial Instruments (Continued)

Total derivative liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Warrant liability	$1,519	$12,150
Interest rate swap liability	1,073	257

Total	$2,592	$12,407

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$1,519	$1,519	$—	$—
Interest rate swap liability	1,073	—	1,073	—

Total	$2,592	$1,519	$1,073	$—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement. The loan expires on October 25, 2011. The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At December 31, 2008, the rate in effect was 8.5%. The Company paid $2,044,000 in principal payments and $2,814,000 in cash interest payments to I-Flow during 2008.

In April 2008, the Company entered into a five year capital lease covering ambulatory infusion pumps with total principal payments equaling $480,000 over 60 months. The pumps were capitalized into property plant and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	2009		2010	2011	2012	2013	Total
Loan	$8,565	*	$3,679	$18,006	$—	$—	$30,250
Capital Lease	79		93	100	108	39	419

Total	$8,644		$3,772	$18,106	$108	$39	$30,669

*	Includes $5,294,000 projected excess cash flow principal prepayment to be made in the second quarter of 2009, as required by the term loan Credit and Guaranty Agreement.

The I-Flow term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and other Long-term Obligations (Continued)

leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2008, the Company believes it was in compliance with all such covenants, and also believes it will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs are being recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for 2008 and 2007 was $642,000 and 134,000, respectively, which was recorded in interest expense.

8.	Income Taxes

The components of consolidated provision for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Provision for Federal income taxes –
Current	$(165)	$886	$642
Deferred	877	—	—

Total provision for Federal income taxes	712	886	642

Provision for state and local income taxes –
Current	137	224	396
Deferred	58	—	—

Total provision for state and local income taxes	195	224	396

Consolidated provision for income taxes	$907	$1,110	$1,038

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

The significant components of net deferred income taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Federal income tax assets –
Bad debt reserves	$—	$23
Depreciation and asset basis differences	—	11
Stock based compensation	256	4,503
Interest Rate Swap	365	—
Net Operating Loss	1,503
Other	16	88
Valuation Allowance	(732)	(4,401)

Total deferred Federal income tax assets	1,408	224

Deferred Federal income tax liabilities –
Depreciation and asset basis differences	(556)
Amortization	(1,665)	(224)
Other	(64)

Total deferred Federal income tax liabilities	(2,285)	(224)

Net deferred Federal income tax liability	(877)	—

Net deferred state and local income tax liability	(58)	—

Net deferred income taxes	$(935)	$—

The classification of net deferred income taxes as of December 31, 2007 is summarized as follows:

	Current	Long-term	Total
Deferred tax assets	$4	$250	$254
Deferred tax liabilities	—	(254)	(254)

Net deferred income taxes	$4	$(4)	$—

The classification of net deferred income taxes as of December 31, 2008 is summarized as follows:

	Current	Long-term	Total
Deferred tax assets	$11	$1,418	$1,429
Deferred tax liabilities	(66)	(2,298)	(2,364)

Net deferred income taxes	$(55)	$(880)	$(935)

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	2008	2007
Federal income tax provision at the statutory rate	34.00%	34.00%
State and local income taxes, net of related Federal taxes	1.78%	(13.31)%
Effect of change in tax rate	0.02%	—
Other Permanent Differences	0.47%	(35.48)%
Non-deductible (gain) loss on warrant liability	(33.27)%	(61.26)%
Valuation allowance	(32.56)%	6.1%
Stock Based Compensation	23.53%	—
Prior year adjustments	14.37%	4.1%

Income tax expense	8.34%	(65.85)%

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At December 31, 2008 and 2007, valuation allowances of $785,000 and $4,401,000 respectively, were applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Following is an analysis of the deferred tax asset valuation allowance for InfuSystem Holdings, Inc. for the years ended December 31, 2008, 2007 and 2006 ($000’s):

	Balance at beginning of Period	Charged to costs and expenses	Deductions	Balance at end of Period
Valuation Allowance — 2008	$4,401	$5	$(3,621)	$785
Valuation Allowance — 2007	$4,503	$87	$(189)	$4,401
Valuation Allowance — 2006	$—	$4,503	$—	$4,503

9.	Related Party Transactions

Two members of the Company’s board of directors are former Managing Directors of FTN Midwest, the underwriter of the Company’s IPO. Sean McDevitt resigned from his position as Managing Director of FTN Midwest effective January 19, 2007 and Pat LaVecchia resigned from his position as Managing Director of FTN Midwest effective February 2, 2007. FTN Midwest received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of December 31, 2008. The Company was in the process of taking the necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares as of December 31, 2008; these shares were issued in February 2009.

As discussed in Note 7 “Debt and other Long-term Obligations”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the year ended December 31, 2008, the Company recorded revenues of $522,000 from this arrangement; $72,000 of this amount was an outstanding receivable at December 31, 2008.

On November 8, 2007, I-Flow informed the Company that it was terminating the Services Agreement effective May 10, 2008. In May 2008, both parties extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From June 2008 through December 1, 2008, the parties operated without a written agreement upon substantially the same terms and conditions as the original Services Agreement, with the exception that the 40% mark-up noted above was increased to 50%. On December 2, 2008, the Company agreed with I-Flow to extend the Services Agreement to

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Party Transactions (Continued)

June 30, 2009. Pursuant to the terms of the extension, the service fee paid to the Company through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee is equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow must reimburse the Company monthly for the portion of the Company’s lease cost associated with the office space dedicated to this operation. Other than the reimbursement of the lease costs, I-Flow has no other obligations to reimburse or compensate the Company for direct costs incurred by the Company in connection with performance under the Services Agreement.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the Madison Heights, Michigan office and warehouse facilities currently leased by the Company. Rent expense for the leased premises was $231,000 for the year ended December 31, 2008, which was recorded in general and administrative expenses. Both the office and warehouse leases expire on June 30, 2009. The Company is presently considering its options upon the expiry of the leases. As of December 31, 2008, the future minimum lease payments related to the lease obligations were $116,000.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company has consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on the acquisition date and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act. As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

The initial stockholders and certain of their transferees, who received shares prior to the IPO, are entitled to demand that the Company register the resale of their shares of common stock at any time six months following the consummation of the acquisition, pursuant to the terms of their respective lock-up agreements.

The Company is involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies (Continued)

typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contact. A maximum obligation arising out of these types of agreements in not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2008 and December 31, 2007.

11.	Share-based Compensation

Effective December 30, 2005, Healthcare Acquisition Partners Holdings, LLC sold the 4,166,667 shares of common stock that it had received upon formation of the Company back to the Company. The shares were purchased for a $25,000 note payable. Simultaneously, the Company transferred 1,750,001 of these shares to certain members of its management team resulting in aggregate compensation of $8,435,000 to them, computed at $4.82 per share, which has been charged to expense ratably over the forfeiture period. Of this amount, $1,750,000 and $6,660,000 was charged to expense for the years ended December 31, 2007 and 2006, respectively, representing full amortization of the total compensation expense, as the forfeiture period expired on the date of the acquisition. These expenses were recorded in general and administrative expenses.

The remaining 2,416,666 shares of the Company’s common stock transferred back to the Company and not transferred to members of the Company’s management team on December 30, 2005 were being held as treasury shares and reserved for transfer by the Company’s board of directors to present or future officers, directors or employees.

On July 24, 2006, the Company reserved for grant to two of the Company’s directors 2,416,666 shares of the Company’s common stock. These shares were originally held as treasury shares and reserved for transfer to present or future officers, directors or employees. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. The remaining 1,491,135 shares were to be issued six months after the consummation of the transaction; 257,091 of such shares have been issued as of December 31, 2008. The Company was in the process of taking the necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares as of December 31, 2008; these shares were issued in February 2009.

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 the Company granted both restricted shares and stock options under the 2007 Stock Incentive Plan.

As of December 31, 2008, 904,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Share-based Compensation (Continued)

Restricted Shares

Restricted shares, granted under the Company’s 2007 Stock Incentive Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the year ended December 31, 2008:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2008	—	N/A
Granted	796	$2.92
Vested	(197)	$2.90
Vested shares forgone to satisfy minimum statutory withholding	(78)	$2.90

Unvested at December 31, 2008	521	$2.94

As of December 31, 2008, there was $913,000 of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.25 years.

Stock Options

During 2008, the Company granted 300,000 stock options to a single employee at an exercise price of $2.90 per share, which was the market price on the date of grant. This also represents the weighted average of the exercise price of options granted as these were the only options granted during 2008. There were no stock options that vested during the year ended December 31, 2008.

Share-based compensation expense was determined based on the fair value of the options on the grant date of $1.32. This also represents the weighted average of the fair value of options granted as these were the only options granted during 2008. The fair value of the options on the grant date was calculated using the Black Scholes pricing model based on the following assumptions:

Expected life	6.25 years
Risk free interest rate	3.38%
Volatility	41%
Dividend yield	0%

As of December 31, 2008, there was $261,000 of pre-tax total unrecognized compensation cost related to non-vested stock options, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 3.5 years.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Share-based Compensation (Continued)

Stock-based compensation expense

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the year ended December 31, 2008, in accordance with SFAS No. 123(R) (in thousands):

Year ended December 31, 2008
Restricted shares expense	$1,415
Stock option expense	135

Total stock-based compensation expense	$1,550

12.	Employee Benefit Plans

The Company has enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such Company matching contributions totaled $59,000 for the year ended December 31, 2008. The Company does not provide post-retirement or post-employment benefits to its employees.

13.	Unaudited Quarterly Information

	Quarter Ended
(in thousands, except per share data)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenues	$8,530	$8,835	$8,958	$9,092
Gross margin	6,102	6,491	6,640	6,991
Total operating expenses	8,009	7,756	7,310	7,554
Total other income (expense)	4,276	(2,880)	4,455	229
Income (loss) before income taxes	4,797	(1,801)	6,103	1,767
Net income (loss)	4,797	(1,801)	5,704	1,259
Earnings (loss) per share - basic	0.29	(0.10)	0.31	0.07
Earnings (loss) per share - diluted	0.29	(0.10)	0.30	0.07

	Quarter Ended
(in thousands, except per share data)	March 31, 2007 (1)	June 30, 2007 (1)	September 30, 2007 (1)	December 31, 2007 (1)
Net revenues	$—	$—	$—	$6,582
Gross margin	—	—	—	4,962
Total operating expenses	1,018	936	507	5,618
Total other income (expense)	3,013	(1,053)	326	(2,475)
Income (loss) before income taxes	1,995	(1,989)	(182)	(1,510)
Net income (loss)	1,775	(2,198)	(505)	(1,868)
Earnings (loss) per share - basic	0.10	(0.12)	(0.03)	(0.11)
Earnings (loss) per share - diluted	0.08	(0.12)	(0.03)	(0.11)

(1)	The quarters ended March 31, June 30, September 30 and December 31, 2007 are not comparable to the 2008 quarters presented in the table above. As discussed in Note 3 “Acquisitions”, on October 25, 2007, the Company completed its acquisition of 100% of the issued and outstanding equity of InfuSystem from I-Flow pursuant to the Stock Purchase Agreement. InfuSystem’s results of operations are included in the Company’s consolidated statements of operations from the acquisition date. Prior to October 25, 2007, the Company was in the development stage.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

InfuSystem, Inc.:

We have audited the accompanying statements of income, stockholder’s equity, and cash flows of InfuSystem, Inc. (a California corporation) (the “Company”) (a wholly owned subsidiary of I-Flow Corporation (the “Parent”)) for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the operations and cash flows of InfuSystem, Inc. for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007. Also, as discussed in Note 2 to the financial statements, the Company changed its method of accounting for share-based compensation in 2006 as a result of adopting FASB Statement No. 123(R), Share-Based Payment.

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

Costa Mesa, California

March 20, 2008

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENTS OF INCOME

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007, AND THE

YEAR ENDED DECEMBER 31, 2006

(Amounts in thousands)

	For the Period From January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
NET REVENUES	$25,001	$31,716

COST OF REVENUES	6,702	8,455

GROSS PROFIT	18,299	23,261

OPERATING EXPENSES:
Selling and marketing	3,390	3,803
General and administrative	12,283	11,288

Total operating expenses	15,673	15,091

OPERATING INCOME	2,626	8,170

INTEREST INCOME (EXPENSE)	237	(113)

INCOME BEFORE INCOME TAXES	2,863	8,057

INCOME TAX EXPENSE	1,086	3,094

NET INCOME	$1,777	$4,963

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007, AND THE

YEAR ENDED DECEMBER 31, 2006

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
BALANCE — January 1, 2006	100	—	8,544	13,911	22,455
Net dividends to Parent				(5,410)	(5,410)
Net income				4,963	4,963

BALANCE — December 31, 2006	100	—	8,544	13,464	22,008
Cumulative effect of adjustments from adoption of FIN No. 48 (Note 5)				(821)	(821)

BALANCE — January 1, 2007	100	—	8,544	12,643	21,187
Net dividends to Parent				(3,593)	(3,593)
Net income				1,777	1,777

BALANCE — October 25, 2007	100	$—	$8,544	$10,827	$19,371

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007, AND THE

YEAR ENDED DECEMBER 31, 2006

(Amounts in thousands)

	For the Period January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,777	$4,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,713	3,706
Provision for doubtful accounts receivable	4,971	4,041
Deferred taxes	(1,732)	(187)
Loss on disposal of property	255	302
Stock-based compensation	746	396
Write-off of obsolete inventory supplies		1
Changes in operating assets and liabilities:
Accounts receivable	(965)	(4,511)
Inventory supplies	(158)	(67)
Prepaid expenses and other current assets	(455)	80
Accounts payable	(1,131)	(131)
Accrued payroll and related expenses	716	(608)
State income taxes payable		(173)
Other current liabilities	670	(8)

Net cash provided by operating activities	7,407	7,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,912)	(2,506)
Proceeds from sale of property	231	1

Net cash used in investing activities	(2,681)	(2,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net capital distributions to parent	(4,339)	(5,806)

Net cash (used in) provided by financing activities	(4,339)	(5,806)

NET INCREASE (DECREASE) IN CASH	387	(507)
CASH — Beginning of year	1,956	2,463

CASH — End of period	$2,343	$1,956

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$20

State income tax payments	$241	$266

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES — Property acquisitions	$550	$1,126

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2007 TO

OCTOBER 25, 2007, AND THE YEAR ENDED DECEMBER 31, 2006

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

The Company provided certain administrative services to I-Flow for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, related to the I-Flow’s ON-Q PainBuster® Pain Management System (“ON-Q”). Specifically, the Company provided customer service, billings to third-party insurance, collections, and solicitation of managed care contracts with insurance companies on behalf of I-Flow and its ON-Q product line, primarily in ambulatory surgery centers (ASC’s). The Company was not reimbursed from I-Flow for these services.

The Company estimates that processing costs borne by the Company for ON-Q billings and reflected in its financial statements for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, respectively, were approximately $1,101,000 and $1,457,000. The estimated expense for the period from January 1, 2007 to October 25, 2007, consisted of approximately $459,000 in direct payroll expenses and $642,000 of indirect or allocated expenses. The estimated expense for the year ended December 31, 2006, consisted of approximately $745,000 in direct payroll expenses and $712,000 of indirect or allocated expenses.

I-Flow also provided certain administrative services to the Company during the same time periods. Costs incurred by I-Flow on behalf of the Company that were clearly applicable to the Company were charged to the Company and included the following administrative services:

•

I-Flow provided workers’ compensation insurance to employees of the Company. The Company’s financial statements for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, include workers’ compensation insurance expense of approximately $21,000 and $28,000, respectively, which was recorded in general and administrative expenses.

•

Many of the Company’s employees received stock options and other stock-based awards relating to the stock of I-Flow. I-Flow determined the expense based on the outstanding stock-based awards granted specifically to employees of the Company. Stock-based compensation expense reflected in the Company’s financial statements for the period from January 1, 2007 to October 25, 2007, which includes the expense related to the immediate vesting of the restricted stock units and stock options of the executives in connection with the close of the sale, and the expense for the years ended December 31, 2006, were as follows:

	For the Period January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
Selling and marketing expenses	$116,000	$254,000
General and administrative expenses	630,000	142,000

Total stock-based compensation expense	$746,000	$396,000

•

Although the Company files a consolidated and certain combined state tax returns with its Parent, the Company recorded income taxes payable as a result of preparing its financial statements on a separate tax return basis. Income taxes payable and excess stock option income tax benefits totaling $2,297,000 and $2,870,000 for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, respectively, were recognized as contributions from I-Flow.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition — Rental revenue in the oncology market is the Company’s strategic focus. The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectibility is reasonably assured, at the point in which a certificate of medical necessity and assignment of benefits, signed by the physician and patient, respectively, have been received by the Company, and the Company has verified actual pump usage and insurance coverage. Rental revenue from electronic infusion pumps is recognized as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors, such as Medicare, Medicaid, and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates. For the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, revenue from Medicare accounted for 32% and 33% of total revenue, respectively. For the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, revenue from Blue Cross Blue Shield accounted for 21% of total revenue. For the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, revenue from Medicaid accounted for 5% and 3% of total revenue, respectively.

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

Accounting for Stock-Based Compensation — I-Flow, the former parent company, historically granted stock-based awards to certain officers and employees of the Company. Total stock-based compensation expense incurred by the Company related to stock options and stock grants by I-Flow to the Company’s employees for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, were $746,000 and $396,000, respectively. The stock-based compensation expense recorded for the period from January 1, 2007 to October 25, 2007, includes a) approximately $583,000 of expense related to the restricted stock units and stock options granted to the Company’s executives that immediately vested upon the sale of the Company on October 25, 2007, pursuant to the change in control agreements in effect and b) approximately $142,000 of expense reversal related to the true up of actual forfeitures on stock options and stock grants that were cancelled for all other employees by I-Flow due to the sale of the Company.

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

FASB Statement No. 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates, and expected dividends. The expected volatility is based on the historical volatility of the price of I-Flow’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted to employees of the Company for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006.

Stock-based compensation expense was recognized for all new and unvested equity awards that are expected to vest as the requisite service is rendered. Compensation expense for all equity awards granted subsequent to December 31, 2005, was recognized using the straight-line single-option method. In accordance with FASB Statement No. 123R, the Company has factored in forfeitures in its recognition of stock-based compensation. FASB Statement No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock Options — Options granted under the 2001 Plan became exercisable at such times as determined by the I-Flow compensation committee of the board of directors or the I-Flow board of directors itself. Options granted to officers and employees of the Company generally have an exercise price equal to the market price of the I-Flow’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control for I-Flow (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). I-Flow issues new shares upon the exercise of stock options. Pursuant to the change in control agreements entered into with I-Flow and the Company’s executives, all unvested stock options would immediately vest upon the sale of the Company and would remain exercisable for 30 days after the closing date of the transaction. All unvested stock options that were granted to nonexecutive employees were cancelled by I-Flow as of October 25, 2007. All vested but unexercised stock options would remain exercisable for 30 days after the closing date of the transaction for nonexecutive employees. A summary of all the Company’s outstanding options as of October 25, 2007, and of changes in options outstanding for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, is as follows.

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2006	337,324	9.68
Options granted
Options exercised	(103,634)	3.57
Options forfeited or expired	(3,304)	10.45

Options outstanding — December 31, 2006	230,386	12.42
Options granted
Options exercised	(102,203)	11.39
Options forfeited or expired	(979)	6.38

Options outstanding — October 25, 2007	127,204	13.29	0.15	$707,605

Options vested and exercisable — October 25, 2007	127,204	13.29	0.15	$707,605

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.

No options were granted for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006. The total intrinsic value of options exercised for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, was $761,000 and $1,161,000, respectively.

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

The following table provides a summary of the Company’s restricted stock units as of October 25, 2007, and of changes in restricted stock units outstanding under the 2001 Plan for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested shares outstanding — January 1, 2006	29,000	15.16
Shares issued	85,140	13.73
Shares vested or released	(27,000)	15.20
Shares forfeited	(2,000)	13.22

Nonvested shares outstanding — December 31, 2006	85,140	13.76
Shares issued	10,000	16.43
Shares vested or released	(69,475)	14.05
Shares forfeited	(25,665)	14.01

Nonvested shares outstanding — October 25, 2007	—

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

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN No. 48 effective January 1, 2007. See Note 5 on Income Taxes for additional information, including the effects of the adoption on the Company’s financial statements.

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

4.	Shareholders Equity

At inception, the Company received capital contributions of approximately $3,321,000 from I-Flow, which were used primarily in the acquisition of the Company’s operations. Net contributions from and distributions to I-Flow for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, were as follows:

	For the Period January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
Stock-based compensation expense charges	$746,000	$396,000
Workers’ compensation insurance charges	21,000	28,000
Excess stock option income tax benefit	522,000	531,000
Income tax liability forgiveness by Parent	1,775,000	2,339,000
Net cash transfers (to) from the Parent	(6,657,000)	(8,704,000)

Net contributions from (dividends to) Parent	$(3,593,000)	$(5,410,000)

5.	Income Taxes

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

The income tax provision for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, is summarized as follows:

	For the Period January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
Current:
Federal	$2,278,000	$2,916,000
State	161,000	365,000

Subtotal	2,439,000	3,281,000

Deferred:
Federal	(1,323,000)	(188,000)
State	(30,000)	1,000

Subtotal	(1,353,000)	(187,000)

Total income tax provision	$1,086,000	$3,094,000

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	For the Period January 1, 2007 to October 25, 2007	Fiscal Year Ended December 31, 2006
Tax at federal statutory rate	34.0%	34.0%
State income taxes — net of federal benefit	3.9	3.3
Nondeductible charges		1.1

Total	37.9%	38.4%

As of December 31, 2006, the Company had a net deferred tax liability comprised of the following:

December 31, 2006
Reserves not currently deductible	$689,000
Share-based compensation	114,000
State taxes	(9,000)
Depreciation	(1,390,000)

Net deferred tax liability	$(596,000)

Although the Company files a consolidated and certain combined state tax returns with its Parent, the Company recorded income taxes payable as a result of preparing its financial statements on a separate tax return basis. Income taxes payable and excess stock option income tax benefits totaling $2,297,000 and $2,870,000 for the years ended October 25, 2007, and December 31, 2006, respectively, were recognized as contributions from the Parent.

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

Leases — The Company entered into leases in July 2002 for approximately 14,000 square feet of general office space and approximately 4,000 square feet of warehouse space in Madison Heights, MI. Both leases have a term of five years. In July 2007, both leases were renewed and extended for one additional year. Future minimum lease payments under these leases total $115,000 in 2008. Rent expense for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, was $187,000 and $221,000, respectively, which were recorded in general and administrative expenses.

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

The terms of the foregoing types of obligations vary. A maximum obligation arising out of these types of agreements is not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and, thus, no liabilities have been recorded for these obligations on its balance sheet.

Other Litigation — The Company is involved in litigation arising from the normal course of operations. In the opinion of management, the ultimate impact of such litigation will not have a material adverse effect on the Company’s financial position and results of operations.

7.	Employee Benefit Plan

Employees of the Company working more than 1,040 hours annually were able to participate in I-Flow’s 401(k) retirement plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $72,000 and $75,000 for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, respectively, and were included in general and administrative expenses in the accompanying financial statements. The Company does not provide postretirement or postemployment benefits to its employees.

8.	Related-Party Transactions

Steve Watkins, President of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the premises currently leased by the Company. Rent expense for the leased premises was $187,000 and $221,000 for the period from January 1, 2007 to October 25, 2007, and the year ended December 31, 2006, respectively, which was recorded in general and administrative expenses.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by Rule 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Annual Report on Form 10-K, as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that material misstatements will be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008 which appears on page 75.

Changes In Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.:

We have audited the internal control over financial reporting of InfuSystem Holdings, Inc. and Subsidiary (formerly HAPC, Inc.) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company being in the development stage prior to October 25, 2007.

/S/ DELOITTE & TOUCHE LLP

February 27, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

	2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

	3.	Exhibits

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (5)

3.3	By-Laws (1)

3.4	Amended and Restated By-Laws (2)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (17)

3.6	Amended and Restated By-Laws (21)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Common Stock Certificate (4)

4.3	Specimen Warrant Certificate (4)

4.4	Form of Warrant Agreement between Registrant and Mellon Investor Services LLC (2)

4.5	Form of Purchase Option granted to FTN Midwest Securities Corp. (4)

4.6	Form of Warrant issued to Sean McDevitt (8)

4.7	Unit Purchase Option Clarification Agreement, dated as of February 9, 2007, by and between Registrant and FTN Midwest Securities Corp. (9)

4.8	Warrant, dated as of April 12, 2007, issued to Sean McDevitt (10)

4.9	Form of Warrant between Registrant and each of Sean McDevitt, John Voris, Wayne Yetter, Jean Pierre Millon and Erin Enright. (13)

10.1	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among Registrant, Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC*

10.2	Form of Stock Transfer Agency Agreement (2)

10.3	Stock Purchase Agreement, dated as of September 29, 2006, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (6)

10.4	Amendment No. 1 to Stock Purchase Agreement, dated as of April 30, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (10)

10.5	Amendment No. 2 to Stock Purchase Agreement, dated as of June 29, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (11)

10.6	Amendment No. 3 to Stock Purchase Agreement, dated as of July 31, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (12)

10.7	Amendment No. 4 to Stock Purchase Agreement, dated as of September 18, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (15)

10.8	Subscription Agreement, dated as of April 12, 2007, between Registrant and Sean McDevitt (10)

10.9	Form of Subscription Agreement between Registrant and each of Sean McDevitt, John Voris, Wayne Yetter, Jean Pierre Millon and Erin Enright (13)

10.10	Memorandum of Intent, dated as of September 12, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (14)

Exhibit Number	Description of Document
10.11	Further Agreement Regarding Project Iceland, dated as of October 17, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

10.12	Acknowledgment and Agreement, dated as of October 8, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

10.13	Credit and Guaranty Agreement, dated as of October 25, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc. and I-Flow Corporation (17)

10.14	Security Agreement, dated as of October 25, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc. and I-Flow Corporation (17)

10.15	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Steve Watkins (18)

10.16	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Sean Whelan (18)

10.17	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Janet Skonieczny (18)

10.18	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (20)

14.1	Code of Ethics (3)

16.1	Letter, dated October 27, 2006, from Miller Ellin and Company, LLP to the U.S. Securities and Exchange Commission (7)

21.1	Subsidiaries of Registrant (19)

23.1	Consent of Deloitte & Touche LLP *

23.2	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.
(2)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on December 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on January 17, 2006.
(4)	Incorporated by reference to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 3, 2006.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 24, 2006.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 4, 2006.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 27, 2006.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 3, 2007.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 14, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 4, 2007.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 5, 2007.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2007.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 12, 2007.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2007.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 21, 2007.
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 22, 2007.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 31, 2007.
(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 16, 2007.
(19)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 24, 2008.
(20)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008.
(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 3, 2009	By:	/s/ STEVE WATKINS
Steve Watkins
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 3, 2009	/s/ STEVE WATKINS
Steve Watkins
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 3, 2009	/s/ SEAN WHELAN
Sean Whelan
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: March 3, 2009	/s/ SEAN MCDEVITT
Sean McDevitt
Chairman of the Board

Date: March 3, 2009	/s/ JOHN VORIS
John Voris
Director

Date: March 3, 2009	/s/ PAT LAVECCHIA
Pat LaVecchia
Director

Date: March 3, 2009	/s/ WAYNE YETTER
Wayne Yetter
Director

Date: March 3, 2009	/s/ JEAN-PIERRE MILLON
Jean-Pierre Millon
Director

Date: March 3, 2009	/s/ DAVID DREYER
David Dreyer
Director

Date: March 3, 2009	/s/ JAMES FREDDO
James Freddo
Director