Form 10-Q
period 2009-03-31
InfuSystem Holdings, Inc
filed 2009-05-05
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1551 East Lincoln Avenue, Suite 200

Madison Heights, Michigan 48071

(Address of Principal Executive Offices including zip code)

(248) 291-1210

(Registrant’s Telephone Number, Include Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, 18,537,671 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,358	$11,513
Accounts receivable, less allowance for doubtful accounts of $1,680 and $1,552 at March 31, 2009 and December 31, 2008, respectively; March 31, 2009 and December 31, 2008 include $121 and $72 due from I-Flow, respectively	4,636	4,168
Inventory supplies	432	391
Prepaid expenses and other current assets	1,026	676

Total Current Assets	17,452	16,748
Property & equipment, net	10,833	10,878
Deferred debt issuance costs, net	1,133	1,276
Goodwill	56,580	56,580
Intangible assets, net	30,282	30,738

Total Assets	$116,280	$116,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,368	$1,012
Deferred income taxes	55	55
Other current liabilities	1,069	939
Derivative liabilities	5,235	2,592
Current portion of long-term debt; both March 31, 2009 and December 31, 2008 include $8,564 payable to I-Flow	8,645	8,644

Total Current Liabilities	16,372	13,242
Long-term debt, net of current portion; March 31, 2009 and December 31, 2008 include $20,868 and $21,685 payable to I-Flow, respectively	21,185	22,025
Deferred income taxes	880	880

Total Liabilities	$38,437	$36,147

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,537,671 and 18,512,671, respectively; outstanding 18,537,671 and 17,278,626, respectively	2	2
Additional paid-in capital	81,069	80,792
Retained deficit	(3,228)	(721)

Total Stockholders’ Equity	77,843	80,073

Total Liabilities and Stockholders’ Equity	$116,280	$116,220

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
(in thousands, except per share data)	2009	2008
Net revenues	$9,227	$8,530
Operating expenses:
Cost of Revenues — Product and supply costs	1,270	1,465
Cost of Revenues — Pump depreciation	840	963
Provision for doubtful accounts	969	861
Amortization of intangibles	457	457
Selling and marketing	1,320	1,077
General and administrative	3,110	3,186

Total Operating Expenses	7,966	8,009

Operating income	1,261	521
Other (loss) income:
(Loss) gain on derivatives	(2,642)	5,231
Interest income	3	3
Interest expense	(989)	(958)

Total other (loss) income	(3,628)	4,276

(Loss) income before income taxes	(2,367)	4,797
Income tax expense	(140)	—

Net (loss) income	(2,507)	4,797

Net (loss) income per share:
Basic & Diluted	(0.14)	0.29
Weighted average shares outstanding:
Basic & Diluted	18,531,838	16,824,295

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net (Loss) Income	(2,507)	4,797
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on derivative liabilities	2,642	(5,231)
Provision for doubtful accounts	969	861
Depreciation	872	1,004
Amortization of intangible assets	457	457
Amortization of deferred debt issuance costs	143	180
Loss on disposal of assets	109	225
Stock-based compensation	278	—
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net of provision	(1,437)	187
(Increase) decrease in prepaid expenses and other current assets	(391)	803
Increase in accounts payable and other current liabilities	134	140

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,269	3,423

INVESTING ACTIVITIES
Payment of deferred acquisition costs	—	(97)
Capital expenditures	(586)	(447)
Proceeds from sale of property	1	—

NET CASH USED IN INVESTING ACTIVITIES	(585)	(544)

FINANCING ACTIVITIES
Principal payments on term loan	(818)	(409)
Principal payments on capital lease obligation	(21)	—

NET CASH USED IN FINANCING ACTIVITIES	(839)	(409)

Net change in cash and cash equivalents	(155)	2,470
Cash and cash equivalents, beginning of period	11,513	3,960

Cash and cash equivalents, end of period	11,358	6,430

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$826	$778
Cash paid for income taxes	$10	$442
NON-CASH TRANSACTIONS
Additions to property (a)	$366	$537

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of March 31, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for an entire year.

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

The Company’s business model is currently focused on oncology chemotherapy infusion primarily for colorectal cancer. To the Company’s knowledge, it is the only national ambulatory infusion pump service provider focused on oncology.

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to physicians’ offices, infusion clinics and hospital outpatient chemotherapy clinics to be utilized by patients who receive continuous chemotherapy infusions. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to approximately 1,550 oncology practices in the United States. The Company retains title to the pumps during this process. In addition, the Company sells safety devices for cytotoxic drug transfer and administration and rents pole-mounted or ambulatory infusion pumps for use within the oncology practice.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment existed as of March 31, 2009.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. Management does not believe impairment of its goodwill existed at March 31, 2009.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 32% of its gross billings for the quarter ended March 31, 2009. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the quarter ended March 31, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 the Company granted restricted shares and stock options; during the three months ended March 31, 2009 the Company granted stock options.

Share based compensation expense recognized for the three months ended March 31, 2009 was $278,000, compared to $0 for the three months ended March 31, 2008.

Warrants and Derivative Financial Instruments

On April 18, 2006, the Company consummated its initial public offering (“ IPO”) of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of its IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “(Loss) gain on derivatives”.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with I-Flow Corporation (“I-Flow”). The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income (in thousands)	$(2,507)	$4,797
Denominator:
Weighted average common shares outstanding:
Basic	18,531,838	16,824,295
Dilutive effect of nonvested awards	—	—

Diluted	18,531,838	16,824,295
Net (loss) earnings per share:
Basic & Diluted	$(0.14)	$0.29

For the three months ended March 31, 2009 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, 496,000 in non-vested restricted share grants granted under the 2007 Stock Incentive Plan, and 330,000 non-vested stock options granted under the 2007 Stock Incentive Plan. For the three months ended March 31, 2008, the outstanding warrants issued in connection with the IPO and the warrants issued privately were not included in the calculation because they would have an anti-dilutive effect.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141(R) effective January 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Acquisitions

No acquisitions occurred during the three months ended March 31, 2009.

For the three months ended March 31, 2009 and 2008 cash paid for acquisition related expenses was $0 and $97,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

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

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009	December 31, 2008
Pump equipment	$15,494	$14,853
Furniture, fixtures and equipment	708	571
Accumulated depreciation	(5,369)	(4,546)

Total	10,833	$10,878

Depreciation expense for the three months ended March 31, 2009 and 2008 was $872,000 and $1,004,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem is $56,580,000, and is based upon the final valuation analysis.

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

The Company has continued to monitor operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

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

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(2,618)	(2,162)

Total identifiable intangible assets	30,282	$30,738

Amortization expense for intangible assets for the three months ended March 31, 2009 and 2008 was $457,000, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of March 31, 2009 is as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units issued to FTN Midwest on May 18, 2006, should be classified as liabilities in accordance with EITF 00-19. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations within “(Loss) gain on derivatives”. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at March 31, 2009 and December 31, 2008 were liabilities of $4,219,000 or $0.125 per warrant and $1,519,000 or $0.045 per warrant, respectively.

At March 31, 2009, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $18,000,000 on March 31, 2009 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at March 31, 2009 and December 31, 2008 was a liability of $1,016,000 and $1,073,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “(Loss) gain on derivatives”.

Total derivative liabilities are as follows (in thousands):

	March 31, 2009	December 31, 2008
Warrant liability	$4,219	$1,519
Interest rate swap liability	1,016	1,073

Total	$5,235	$2,592

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$4,219	$4,219	$—	$—
Interest rate swap liability	$1,016	—	1,016	—

Total	$5,235	$4,219	$1,016	—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement between the Company and I-Flow dated as of October 25, 2007 (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At March 31, 2009, the rate in effect was 8.5%. The Company paid $818,000 in principal payments and $643,000 in cash interest payments to I-Flow during the three months ended March 31, 2009.

In April 2008, the Company entered into a five year capital lease covering 400 ambulatory infusion pumps with total principal payments equaling $480,000 over 60 months. The pumps were capitalized into property plant and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	2009		2010	2011	2012	2013	Total
Loan	$7,747	*	$3,679	$18,006	$—	$—	$29,432
Capital Lease	58		93	100	108	39	$398

Total	$7,805		$3,772	$18,106	$108	39	$29,830

*	Includes $5,294,000 excess cash flow principal prepayment that was made on April 7, 2009, as required by the term loan subject to the Credit and Guaranty Agreement.

The I-Flow term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of March 31, 2009, the Company believes it was in compliance with all such covenants, and also believes it will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the three months ended March 31, 2009 and 2008 was $143,000 and $180,000, respectively, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $140,000 for the three months ended March 31, 2009, compared to $0 for the three months ended March 31, 2008.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At March 31, 2009 and December 31, 2008, a valuation allowance of $785,000 was applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

9.	Related Party Transactions

Two members of the Company’s board of directors are former Managing Directors of FTN Midwest, the underwriter of the Company’s IPO. Sean McDevitt resigned from his position as Managing Director of FTN Midwest effective January 19, 2008 and Pat LaVecchia resigned from his position as Managing Director of FTN Midwest effective February 2, 2008. FTN Midwest received an underwriting discount of 7%, a non-accountable expense allowance of 1% and an option to purchase 833,333 shares for a fee of $100. The Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2008. Of the remaining 1,491,135 shares, 257,091 were issued in 2008 and 1,234,044 were issued in February 2009.

As discussed in Note 7 “Debt and other Long-term Obligations”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three months ended March 31, 2009 and 2008, the Company recorded revenues of $112,000 and $144,000 from this arrangement; $112,000 of this amount was an outstanding receivable at March 31, 2009.

On November 8, 2007, I-Flow informed the Company that it was terminating the Services Agreement effective May 10, 2008. In May 2008, both parties extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From June 2008 through December 1, 2008, the parties operated without a written agreement upon substantially the same terms and conditions as the original Services Agreement, with the exception that the original 40% mark-up was increased to 50%. On December 2, 2008, the Company agreed with I-Flow to extend the Services Agreement to June 30, 2009. Pursuant to the terms of the extension, the service fee paid to the Company through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee is equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow must reimburse the Company monthly for the portion of the Company’s lease cost associated with the office space dedicated to this operation. Other than the reimbursement of the lease costs, I-Flow has no other obligations to reimburse or compensate the Company for direct costs incurred by the Company in connection with performance under the Services Agreement.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership (“Tu-Effs”), which owns the Madison Heights, Michigan office and warehouse facilities currently leased by the Company. Rent expense for the leased premises was $58,000 for the three months ended March 31, 2009 and 2008, which was recorded in general and administrative expenses. Both the office and warehouse leases expire on June 30, 2009. As of March 31, 2009, the future minimum lease payments related to this lease obligation was $58,000. The Company has decided not to renew its lease with Tu-Effs. See the Contractual Obligations section within Item 2 of this 10-Q for discussion related to the Company’s new building lease.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company has consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on the acquisition date and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved these shares as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

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

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contact. A maximum obligation arising out of these types of agreements in not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2009 and December 31, 2008.

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 the Company granted restricted shares and stock options; during the three months ended March 31, 2009 the Company granted stock options.

As of March 31, 2009, 874,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the quarter ended March 31, 2009:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2009	521		2.94

Granted	—	$	N/A

Vested	(25)		$2.90

Vested shares forgone to satisfy minimum statutory withholding	—	$	N/A

Unvested at March 31, 2009	496		$2.94

Stock Options

On February 4, 2009, the Company granted 30,000 stock options to one individual at an exercise price of $1.85 per share, which was the market price on the date of grant.

The weighted average exercise price of options outstanding as of March 31, 2009 was $2.80. No stock options vested during the quarter ended March 31, 2009.

Stock-based compensation expense

There was no stock based compensation expense recognized during the quarter ended March 31, 2008. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the quarter ended March 31, 2009, in accordance with SFAS No. 123(R) (in thousands):

Quarter ended March 31, 2009
Restricted shares expense	$226
Stock option expense	52

Total stock-based compensation expense	$278

12.	Employee Benefit Plans

The Company enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $18,000 and $11,000 for the three months ended March 31, 2009 and 2008, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Our revenue consists predominantly of rental revenue derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended March 31, 2009 was $9,227,000, an 8.2% improvement compared to $8,530,000 for the quarter ended March 31, 2008. The increase in revenues is primarily due to obtaining business at new customer facilities, increased reimbursement, as well as improved collection efficiencies.

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

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps, was $2,110,000 for the quarter ended March 31, 2009, a 13.1% decrease compared to $2,428,000 for the quarter ended March 31, 2008. The improvement was primarily due to lower freight costs associated with completing contract negotiations with our largest nationwide shipping provider. In addition, depreciation on our infusion pumps was lower, as a number of older pumps acquired in the October 2007 transaction with I-Flow are now fully depreciated under GAAP.

Selling and Marketing Expenses

During the quarter ended March 31, 2009, our selling and marketing expenses were $1,320,000, compared to $1,077,000 for the quarter ended March 31, 2008. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. These expenses increased from 12.6% to 14.3% of revenues. The increase is primarily a result of the investments we have made in expanding our sales force to capitalize on present and future growth, our renewed focus on sales training and education, in addition to increased marketing, travel and entertainment costs associated with our increased presence at key trade shows.

General and Administrative Expenses

During the quarter ended March 31, 2009, our general and administrative expenses were $3,110,000, compared to $3,186,000 for the quarter ended March 31, 2008. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers) salaries, fringe benefits and payroll-related items, professional fees, loss on disposals of infusion pumps, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. The expenses in total have decreased from 37.4% to 33.7% of revenues. The decrease is primarily a result of significant efficiencies realized in professional fees associated with the preparation and audit of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was our first Annual Report filed as an operating company subsequent to our acquisition of InfuSystem. Stock compensation expense associated with share grants, which took place after March 31, 2008, was a partial offset.

Other Income and Expenses

During the quarter ended March 31, 2009, we recorded a loss on derivatives of $2,642,000, compared to a gain of $5,231,000 during the quarter ended March 31, 2008. These amounts represent an unrealized loss (gain) which resulted from the change in the fair value of our warrants, combined with an unrealized gain (loss) resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2009, we recorded interest expense of $989,000, compared to $958,000 for the quarter ended March 31, 2008. This amount consists of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense. The increase is primarily the result of higher cash payments associated with our single interest rate swap, due to the LIBOR rate lower being lower during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase was partially offset by the slightly lower average interest rate we paid on our term loan with I-Flow, as well as a lower outstanding balance of the term loan as we have made our quarterly principal payments over the past year.

During the quarter ended March 31, 2009, we recorded income tax expense of $140,000, compared to $0 during the three months ended March 31, 2008. The increase is due to pretax income (excluding loss on warrants) for the quarter ended March 31, 2009, compared to pretax loss (excluding gain on warrants) for the quarter ended March 31, 2008.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2008 through March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009 we had cash resources of $11,358,000 compared to $11,513,000 at December 31, 2008. The decrease in cash available to us was primarily due to capital expenditures and principal payments on our term loan with I-Flow offsetting positive cash flow from operating activities.

Cash provided by operating activities for the three months ended March 31, 2009 was $1,269,000, compared to $3,423,000 for the three months ended March 31, 2008. The decrease is more than explained by changes in our working capital, as cash provided by operating activities excluding changes in working capital improved from $2,293,000 to $2,963,000. The most significant working capital timing item relates to our accounts receivable increase during the period, as a more significant portion of our billings occurred near the end of the quarter as compared to the first quarter of 2008. Collections related to those billings are therefore expected to occur in the second quarter. In addition, we did not repeat the one time acquisition-related cash inflow of $784,000 from I-Flow which took place in the first quarter of 2008.

Cash used in investing activities for the three months ended March 31, 2009 was $585,000, compared to $544,000 for the three months ended March 31, 2008. The minor increase for the three months ended March 31, 2009 is primarily due to our investment in customized software which will enable us to be more efficient in our billing processes and eliminate the need for significant amounts of paper. This increase was partially offset by the non-repeat of the payment of deferred acquisition costs during the first quarter of 2008.

Cash used in financing activities for the three months ended March 31, 2009 was $839,000, compared to cash used in financing activities of $409,000 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 is entirely due to a scheduled increase in our quarterly principal payments on the I-Flow term loan.

As of March 31, 2009, we had cash and cash equivalents of $11,358,000, net accounts receivable of $4,636,000 and net working capital (excluding derivative liabilities) of $6,315,000, a slight improvement compared to net working capital of $6,098,000 as of December 31, 2008. We have included in current liabilities $5,294,000 for the excess cash flow principal prepayment which was made on April 7, 2009, as required by the I-Flow term loan.

Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We do not believe the current global economic and financial crisis will have a material adverse impact on our liquidity for at least the next twelve months.

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We maintain cash and cash equivalents primarily with a single financial institution, which potentially subjects us to risks relating to concentrations of credit. We have not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

As of March 31, 2009, we did not have a line of credit in place. Any line of credit that we enter into must be subject to an intercreditor agreement satisfactory to I-Flow. We have made efforts to enter into a customary line of credit of up to $5,000,000; however, the line of credit and related intercreditor agreement have not yet been approved by I-Flow. The line of credit would be collateralized by certain of our assets (as permitted under the Credit and Guaranty Agreement dated as of October 25, 2007 by and between the Company and I-Flow), and would also likely require us to comply with certain covenants relating to profitability and liquidity measures.

The I-Flow term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of March 31, 2009, we believe we were in compliance with all such covenants, and also believe we will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

Contractual Obligations

As of March 31, 2009, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$8,564	$20,868	$—	$—	$29,432
Capital lease obligations	81	197	120	—	398
Operating lease obligations	166	324	41	—	531

Total	$8,811	$21,389	$161	$—	$30,361

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of March 31, 2009 under a non-cancelable operating lease for our current Madison Heights, Michigan office and a non-cancelable operating lease for our warehouse facility at the same location. These leases expire on June 30, 2009. For further discussion of the operating leases, please see Note 9 to our Consolidated Financial Statements.

On March 27, 2009, we entered into a lease agreement for a new office building also located in Madison Heights, Michigan. The lease will commence on July 1, 2009 and expire on June 30, 2012. The future minimum lease payments are also included in the table within operating lease obligations.

Contingent Liabilities

We do not have any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition, which includes contractual allowances; accounts receivable and allowance for doubtful accounts; income taxes; and goodwill valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Revenue Recognition

Our strategic focus is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that we rent to patients. We recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when we receive a physician’s order and assignment of benefits, signed by the physician and patient, respectively, and we have verified actual pump usage and insurance coverage. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

Our largest contracted payor is Medicare, which accounted for approximately 32% of our gross billings for the quarter ended March 31, 2009. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of our gross billings for the quarter ended March 31, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

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

Substantially all of our receivables are related to providing healthcare services to patients. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Our estimate for our allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payor. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our financial position, results of operations, and cash flows.

Warrants and Derivative Financial Instruments

On April 18, 2006, we consummated an initial public offering (“IPO”) of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units to FTN Midwest Securities Corp., the underwriter of our IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for us to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”) which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in our results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “(Loss) gain on derivatives”.

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

In December 2007, we entered into a single interest rate swap to hedge the exposure associated with our floating rate debt. We have elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on our balance sheet and the unrealized changes in the value of the swap are shown in our statement of operations within “(Loss) gain on derivatives”.

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

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. Management does not believe impairment of our goodwill existed at March 31, 2009.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141(R) requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141(R) effective January 1, 2009, and it did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At March 31, 2009, the principal plus accrued interest on our term loan with I-Flow was $29,432,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with I-Flow.

At March 31, 2009, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional amount of $18,000,000 on March 31, 2009 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at March 31, 2009, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have decreased our cash flow and pretax earnings for the three months ended March 31, 2009 by approximately $21,000, while a 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the three months ended March 31, 2009 by approximately $46,000. The results of this sensitivity analysis are entirely attributable to our single interest rate swap, as changes of this magnitude to the LIBOR rate would have had no impact on our interest payments on the term loan, as they would have still resulted in a rate below the 3% LIBOR floor.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $4,219,000 at March 31, 2009. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of March 31, 2009.

Change in Internal Control

We have made no changes during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFUSYSTEM HOLDINGS, INC.

Date: May 5, 2009	By:	/s/ Sean Whelan
Sean Whelan
Chief Financial Officer (Principal Financial Officer)