Form 10-Q
period 2009-06-30
InfuSystem Holdings, Inc
filed 2009-08-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31700 Research Park Drive

Madison Heights, Michigan 48071

(Address of Principal Executive Offices including zip code)

(248) 291-1210

(Registrant’s Telephone Number, Include Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2009, 18,635,671 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,364	$11,513
Accounts receivable, less allowance for doubtful accounts of $1,564 and $1,552 at June 30, 2009 and December 31, 2008, respectively; June 30, 2009 and December 31, 2008 include $8 and $72 due from I-Flow, respectively	4,977	4,168
Accounts receivable – federal income taxes	1,317	—
Inventory	774	391
Prepaid expenses and other current assets	804	676

Total Current Assets	13,236	16,748
Property & equipment, net	12,445	10,878
Deferred debt issuance costs, net	1,011	1,276
Goodwill	56,580	56,580
Intangible assets, net	29,825	30,738
Other assets	18

Total Assets	$113,115	$116,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,101	$1,012
Deferred income taxes	54	55
Other current liabilities	1,495	939
Derivative liabilities	3,229	2,592
Current portion of long-term debt; June 30, 2009 and December 31, 2008 include $3,270 and $8,565 payable to I-Flow, respectively	3,353	8,644

Total Current Liabilities	10,232	13,242
Long-term debt, net of current portion; June 30, 2009 and December 31, 2008 include $20,050 and $21,685 payable to I-Flow, respectively	20,344	22,025
Deferred income taxes	1,668	880

Total Liabilities	$32,244	$36,147

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued		—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,635,671 and 18,512,671, respectively; outstanding 18,635,671 and 17,278,626, respectively	2	2
Additional paid-in capital	81,337	80,792
Retained deficit	(468)	(721)

Total Stockholders’ Equity	80,871	80,073

Total Liabilities and Stockholders’ Equity	$113,115	$116,220

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net revenues	$9,173	$8,835	$18,400	17,365
Operating expenses:
Cost of Revenues — Product and supply costs	1,384	1,377	2,654	2,842
Cost of Revenues — Pump depreciation	894	967	1,734	1,930
Provision for doubtful accounts	875	914	1,844	1,775
Amortization of intangibles	457	457	914	914
Selling and marketing	1,419	1,193	2,739	2,270
General and administrative	2,800	2,848	5,910	6,034

Total Operating Expenses	7,829	7,756	15,795	15,765

Operating income	1,344	1,079	2,605	1,600
Other income (loss):
Gain (loss) on derivatives	2,006	(1,947)	(636)	3,284
Interest income	1	—	4	3
Interest expense	(852)	(933)	(1,841)	(1,891)

Total other income (loss)	1,155	(2,880)	(2,473)	1,396

Income (loss) before income taxes	2,499	(1,801)	132	2,996
Income tax benefit	261	—	121	—

Net income (loss)	2,760	(1,801)	253	2,996

Net income (loss) per share:
Basic	0.15	(0.10)	0.01	0.17
Diluted	0.15	(0.10)	0.01	0.16
Weighted average shares outstanding:
Basic	18,566,748	17,996,437	18,549,389	17,410,366
Diluted	18,943,962	17,996,437	18,915,995	18,442,363

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net Income	253	2,996
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on derivative liabilities	636	(3,284)
Provision for doubtful accounts	1,844	1,775
Depreciation	1,886	2,016
Amortization of intangible assets	914	914
Amortization of deferred debt issuance costs	264	338
Loss on disposal of assets	207	302
Stock-based compensation	545	687
Deferred income taxes	787	—
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable, net of provision	(2,653)	104
Increase in accounts receivable – federal income taxes	(1,317)	—
(Increase) decrease in prepaid expenses and other current assets	(511)	830
Increase (decrease) in accounts payable and other current liabilities	657	(747)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,512	5,931

INVESTING ACTIVITIES
Capital expenditures	(2,672)	(575)
Proceeds from sale of property	1	—
Other assets	(18)	—
Payment of deferred acquisition costs	—	(105)

NET CASH USED IN INVESTING ACTIVITIES	(2,689)	(680)

FINANCING ACTIVITIES
Principal payments on term loan	(6,929)	(818)
Principal payments on capital lease obligation	(43)	(20)

NET CASH USED IN FINANCING ACTIVITIES	(6,972)	(838)

Net change in cash and cash equivalents	(6,149)	4,413
Cash and cash equivalents, beginning of period	11,513	3,960

Cash and cash equivalents, end of period	5,364	8,373

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$1,533	$1,544
Cash paid for income taxes	$39	$470
NON-CASH TRANSACTIONS
Additions to property (a)	$1,002	$60
Property acquired pursuant to a capital lease	—	$480

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of June 30, 2009 and 2008 but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for an entire year.

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

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to physicians’ offices, infusion clinics and hospital outpatient chemotherapy clinics to be utilized by patients who receive continuous chemotherapy infusions. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to approximately 1,550 oncology practices in the United States. The Company retains title to the pumps during this process. In addition, the Company sells safety devices for cytotoxic drug transfer and administration and sells or rents pole-mounted or ambulatory infusion pumps for use within the oncology practice.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution and is fully insured with the Federal Deposit Insurance Corporation (FDIC) under the temporary liquidity guarantee program.

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

Substantially all of the Company’s receivables are related to providing healthcare services to patients. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payor. Due to continuing changes in the health care industry and third-party reimbursement, including potentially significant changes to the U.S. health care system being proposed by the present administration, it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations, and cash flows.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment existed as of June 30, 2009.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. Management does not believe impairment of its goodwill existed at June 30, 2009.

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

Revenue Recognition

The Company’s strategic focus is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that the Company rents to patients. The Company recognizes revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and the Company has verified actual pump usage and insurance coverage. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for the six months ended June 30, 2009. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the six months ended June 30, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

Share Based Payment

SFAS No. 123(R), Share-Based Payment, requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and the six months ended June 30, 2009, the Company granted both restricted shares and stock options.

Share based compensation expense recognized for the three and six months ended June 30, 2009 was $268,000 and $545,000, respectively, compared to $687,000 for each of the three and six months ended June 30, 2008.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “Gain (loss) on derivatives”.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) (in thousands)	$2,760	$(1,801)	$253	$2,996
Denominator:
Weighted average common shares outstanding:
Basic	18,566,748	17,996,437	18,549,389	17,410,366
Dilutive effect of nonvested awards	377,214		366,606	1,031,997

Diluted	18,943,962	17,996,437	18,915,995	18,442,363
Net earnings (loss) per share:
Basic	0.15	(0.10)	0.01	0.17
Diluted	0.15	(0.10)	0.01	0.16

For the three and six months ended June 30, 2009 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO and 1,357,717 warrants issued privately, and 75,000 in vested stock options and 225,000 in non-vested stock options granted under the 2007 Stock Incentive Plan.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted SFAS No. 165 effective June 15, 2009, and has concluded that there are no significant subsequent events requiring disclosure as of August 12, 2009, which is the date the financial statements were issued.

3.	Acquisitions

No acquisitions occurred during the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2009, $0 was paid for acquisition related expenses. For the three and six months ended 2008, cash paid for acquisition related expenses was $8,000 and $105,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

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

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009	December 31, 2008
Pump equipment	$17,072	$14,853
Furniture, fixtures and equipment	1,704	571
Accumulated depreciation	(6,331)	(4,546)

Total	$12,445	$10,878

Depreciation expense for the three and six months ended June 30, 2009 was $1,013,000 and $1,886,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

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

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(3,075)	(2,162)

Total identifiable intangible assets	$29,825	$30,738

Amortization expense for intangible assets for the three and six months ended June 30, 2009 was $457,000 and $914,000, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of June 30, 2009 is as follows (in thousands):

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

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at June 30, 2009 and December 31, 2008 were liabilities of $2,363,000 or $0.07 per warrant and $1,519,000 or $0.045 per warrant, respectively.

At June 30, 2009, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $17,500,000 on June 30, 2009 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at June 30, 2009 and December 31, 2008 was a liability of $866,000 and $1,073,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with SFAS No. 133. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Gain (loss) on derivatives”.

Total derivative liabilities are as follows (in thousands):

	June 30, 2009	December 31, 2008
Warrant liability	$2,363	$1,519
Interest rate swap liability	866	1,073

Total	$3,229	$2,592

Description	June 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,363	$2,363	$—	$—
Interest rate swap liability	$866	—	866	—

Total	$3,229	$2,363	$866	—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement between the Company and I-Flow dated as of October 25, 2007 (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At June 30, 2009, the rate in effect was 8.5%. The Company paid $527,000 and $1,170,000 in cash interest payments to I-Flow during the three and six months ended June 30, 2009.

In April 2008, the Company entered into a five year capital lease covering 400 ambulatory infusion pumps with total principal payments equaling $480,000 over 60 months. The pumps were capitalized into property plant and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	7/1/09 – 12/31/09	2010	2011	2012	2013	Total
Loan	$1,635	$3,679	$18,006	$—	$—	$23,320
Capital Lease	37	93	100	108	39	$377

Total	$1,672	$3,772	$18,106	$108	$39	$23,697

The I-Flow term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 30, 2009, the Company believes it was in compliance with all such covenants. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the three and six months ended June 30, 2009 and 2008 was $122,000 and $264,000, respectively, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was a benefit of $261,000 and $121,000 for the three and six months ended June 30, 2009, respectively, compared to $0 for each of the three and six months ended June 30, 2008.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At June 30, 2009 and December 31, 2008, a valuation allowance was applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company filed a federal income tax refund during the second quarter of 2009, and carried back a 2008 taxable loss to the 2007 and 2006 tax years. This resulted in the recognition of a current receivable of $1,317,000 within accounts receivable – federal income taxes.

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

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three and six months ended June 30, 2009, the Company recorded revenues of $44,000 and $155,000 from this arrangement; $8,000 of this amount was an outstanding receivable at June 30, 2009.

On November 8, 2007, I-Flow informed the Company that it was terminating the Services Agreement effective May 10, 2008. In May 2008, both parties extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From June 2008 through December 1, 2008, the parties operated without a written agreement upon substantially the same terms and conditions as the original Services Agreement, with the exception that the original 40% mark-up was increased to 50%. On December 2, 2008, the Company agreed with I-Flow to extend the Services Agreement to June 30, 2009. Pursuant to the terms of the extension, the service fee paid to the Company through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee was equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow also reimbursed the Company monthly for the portion of the Company’s lease cost associated with the office space dedicated to this operation. Effective July 1, 2009, the Company and I-Flow agreed to continue the services arrangement on a month to month basis, during which time I-Flow will reimburse the Company the greater of 30% of net cash collections or $3,000.

Steve Watkins, the Chief Executive Officer of the Company, owns 5% of Tu-Effs Limited Partnership (“Tu-Effs”), which owns the Madison Heights, Michigan office and warehouse facilities leased by the Company through June 30, 2009. Rent expense for the leased premises was $58,000 and $117,000 for the three and six months ended June 30, 2009, respectively, which was recorded in general and administrative expenses. Both the office and warehouse leases expired on June 30, 2009. The Company did not renew its lease with Tu-Effs. See the Contractual Obligations section within Item 2 of this 10-Q for discussion related to the Company’s new building lease.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holder. The Company has fully reserved the shares underlying the warrants as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company.

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

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contact. A maximum obligation arising out of these types of agreements in not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2009 and December 31, 2008.

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and the six months ended June 30, 2009, the Company granted restricted shares and stock options.

As of June 30, 2009, 846,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the quarter ended June 30, 2009:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2009	521		$2.94

Granted	28		$2.58

Vested	(123)		$2.98

Vested shares forgone to satisfy minimum statutory withholding	—	$	N/A

Unvested at June 30, 2009	426		$2.90

Stock Options

On February 4, 2009, the Company granted 30,000 stock options to one individual at an exercise price of $1.85 per share, which was the market price on the date of grant.

The weighted average exercise price of options outstanding as of June 30, 2009 was $2.80. During the six months ended June 30, 2009, 75,000 stock options vested.

Stock-based compensation expense

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards in accordance with SFAS No. 123(R) (in thousands):

	Six months ended June 30, 2009	Six months ended June 30, 2008
Restricted shares expense	$437	$656
Stock option expense	108	31

Total stock-based compensation expense	$545	$687

12.	Employee Benefit Plans

The Company enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $16,000 and $34,000 for the three and six months ended June 30, 2009, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

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

Results of Operations

Revenues

Our revenue is predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended June 30, 2009 was $9,173,000, a 4% improvement compared to $8,835,000 for the quarter ended June 30, 2008. Our revenue for the six months ended June 30, 2009 was $18,400,000, a 6% improvement compared to $17,365,000 for the six months ended June 30, 2008. The increase in revenues for both periods is primarily due to obtaining business at new customer facilities and increased reimbursement.

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

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps, was $2,278,000 for the quarter ended June 30, 2009, a 3% decrease compared to $2,344,000 for the quarter ended June 30, 2008. Our cost of revenues for the six months ended June 30, 2009 was $4,388,000, an 8% decrease compared to $4,772,000 for the six months ended June 30, 2008. The improvement for both periods was primarily due to lower freight costs associated with completing contract negotiations with our largest nationwide shipping provider. In addition, depreciation on our infusion pumps was lower, as a number of older pumps acquired in the October 2007 transaction with I-Flow are now fully depreciated under GAAP.

As a percentage of revenues, cost of revenues decreased from 27% to 25% for the three months ended June 30, 2009, and from 28% to 24% for the six months ended June 30, 2009 compared to the same periods in the prior year.

Selling and Marketing Expenses

For the quarter ended June 30, 2009, our selling and marketing expenses were $1,419,000, compared to $1,193,000 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, our selling and marketing expenses were $2,739,000, compared to $2,270,000 for the six months ended June 30, 2008. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. These expenses increased from 14% to 15% of revenues for the quarter ended June 30, and from 13% to 15% of revenues for the six months ended June 30. The increase for both periods presented is primarily a result of the investments we have made in our sales force to capitalize on present and future growth, our renewed focus on sales training and education, in addition to increased marketing, travel and entertainment costs associated with our increased presence at key trade shows.

General and Administrative Expenses

During the quarter ended June 30, 2009, our general and administrative expenses were $2,800,000, compared to $2,848,000 for the quarter ended June 30, 2008. During the six months ended June 30, 2009, our general and administrative expenses were $5,910,000, compared to $6,034,000 for the six months ended June 30, 2008. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers) salaries, fringe benefits and payroll-related items, professional fees, loss on disposals of infusion pumps, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. The expenses in total have decreased from 32% to 31% of revenues for the quarter ended June 30, and 35% to 32% for the six months ended June 30. The decrease in both periods is driven by significant efficiencies realized in professional fees associated with the preparation and audit of our Annual Report on Form 10-K as well as stock compensation expense associated with share grants.

Other Income and Expenses

During the quarter ended June 30, 2009, we recorded a gain on derivatives of $2,006,000, compared to a loss of $1,947,000 during the quarter ended June 30, 2008. During the six months ended June 30, 2009, we recorded a loss on derivatives of $636,000, compared to a gain of $3,284,000 during the six months ended June 30, 2008. These amounts represent an unrealized gain (loss) which resulted from the change in the fair value of our warrants, combined with an unrealized gain (loss) resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended June 30, 2009, we recorded interest expense of $852,000, compared to $933,000 for the quarter ended June 30, 2008. During the six months ended June 30, 2009, we recorded interest expense of $1,841,000, compared to $1,891,000 for the six months ended June 30, 2008. These amounts consist of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense. The decrease for both periods is primarily the result of a decrease in interest expense on the term loan with I-Flow. This was a result of a decrease in the outstanding balance due to significant principal payments made during the quarter and six months ended June 30, 2009. This was partially offset by higher cash payments associated with our single interest rate swap, due to the LIBOR rate lower being lower during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2009, we recorded an income tax benefit of $261,000 and $121,000, respectively, compared to $0 during each of the three and six months ended June 30, 2008. The increased benefit is due to the expected realization of a federal income tax refund, as discussed in Note 8 to our consolidated financial statements.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2008 through June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009 we had cash resources of $5,364,000 compared to $11,513,000 at December 31, 2008. The decrease in cash available to us was primarily due to $6,929,000 in principal payments on our term loan with I-Flow and $2,672,000 in capital expenditures, partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the six months ended June 30, 2009 was $3,512,000, compared to $5,931,000 for the six months ended June 30, 2008. The decrease is attributable to changes in our working capital. The most significant working capital timing item relates to our accounts receivable increase during the six months ended June 30, 2009, which was primarily the result of the timing of our billings and collections. Also, we have $1,317,000 in accounts receivable - federal income taxes at June 30, 2009 related to the expected realization of a federal income tax refund. There was no such circumstance in the same period in 2008. In addition, we did not repeat the one time acquisition-related cash inflow of $784,000 from I-Flow which took place in the first quarter of 2008. Cash provided by operating activities excluding changes in working capital improved from $5,744,000 to $7,336,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cash used in investing activities for the six months ended June 30, 2009 was $2,689,000, compared to $680,000 for the six months ended June 30, 2008. The increase is due to an increase in our purchases of infusion pumps, expenditures associated with moving our office facilities, and our investment in customized software which will enable us to be more efficient in our billing processes and eliminate the need for significant amounts of paper.

Cash used in financing activities for the six months ended June 30, 2009 was $6,972,000, compared to $838,000 for the six months ended June 30, 2008. The increase is due to a $5,294,000 excess cash flow principal prepayment and a scheduled increase in our quarterly principal payments on the I-Flow term loan.

As of June 30, 2009, we had cash and cash equivalents of $5,364,000, net accounts receivable of $4,977,000 and net working capital (excluding derivative liabilities) of $6,233,000, an increase compared to net working capital of $6,098,000 as of December 31, 2008. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We do not believe the current global economic and financial crisis will have a material adverse impact on our liquidity for at least the next twelve months.

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

As of June 30, 2009, we did not have a line of credit in place. Any line of credit that we enter into must be subject to an intercreditor agreement satisfactory to I-Flow. We continue to explore financing opportunities with various financial institutions.

The I-Flow term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 30, 2009, we believe we were in compliance with all such covenants, and also believe we will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

Contractual Obligations

As of June 30, 2009, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$3,270	$20,050	$—	$—	$23,320
Capital lease obligations	83	201	93	—	377
Operating lease obligations	149	324		—	473

Total	$3,502	$20,575	$93	$—	$24,170

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of June 30, 2009 under a lease agreement we entered into on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012.

Contingent Liabilities

We do not have any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition, which includes contractual allowances; accounts receivable and allowance for doubtful accounts; warrants and derivative financial instruments; income taxes; and goodwill valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for the quarter ended June 30, 2009. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of our gross billings for the quarter ended June 30, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

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

In accordance with EITF 00-19, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements. The fair value of these warrants is shown on our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over The Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “(Loss) gain on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10 to our Consolidated Financial Statements, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

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

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. Management does not believe impairment of our goodwill existed at June 30, 2009.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. We adopted the provisions of SFAS No. 165 effective June 15, 2009, and concluded that there are no significant subsequent events requiring disclosure through August 12,, 2009, which is the date the financial statements were issued.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At June 30, 2009, the principal plus accrued interest on our term loan with I-Flow was $23,320,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with I-Flow.

At June 30, 2009, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $17,500,000 on June 30, 2009 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at June 30, 2009, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have decreased our cash flow and pretax earnings for the six months ended June 30, 2009 by approximately $39,000, while a 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the three and six months ended June 30, 2009 by approximately $90,000. The results of this sensitivity analysis are entirely attributable to our single interest rate swap, as changes of this magnitude to the LIBOR rate would have had no impact on our interest payments on the term loan, as they would have still resulted in a rate below the 3% LIBOR floor.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $2,363,000 at June 30, 2009. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of June 30, 2009.

Change in Internal Control

We have made no changes during six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 22, 2009.

(c) At the annual meeting of stockholders held on May 22, 2009, holders of the Company’s common stock voted for the election of eight members of the Company’s Board of Directors to serve for terms expiring at the 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Holders of the Company’s common stock also voted for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Matter	For	Against	Abstain	Withheld Authority
1. Election of Directors

Sean McDevitt	13,896,971	0	0	0
Steve Watkins	13,896,971	0	0	0
John Voris	12,416,180	0	0	1,480,791
Pat LaVecchia	12,244,606	0	0	1,652,365
Wayne Yetter	13,744,606	0	0	152,365
Jean-Pierre Millon	13,896,971	0	0	0
David Dreyer	13,896,971	0	0	0
James Freddo, M.D.	13,896,971	0	0	0

2. Ratification of the appointment of Deloitte & Touche LLP as the registered independent public accounting firm of the Company for the fiscal year ended December 31, 2009	13,896,971	0	0	0

Item 6.	Exhibits

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 12, 2009	By:	/s/ Sean Whelan
Sean Whelan
Chief Financial Officer
(Principal Financial Officer)