Form 10-Q
period 2009-09-30
InfuSystem Holdings, Inc
filed 2009-11-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☒

As of November 1, 2009, 18,676,630 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,716	$11,513
Accounts receivable, less allowance for doubtful accounts of $1,584 and $1,552 at September 30, 2009 and December 31, 2008, respectively; September 30, 2009 and December 31, 2008 include $0 and $72 due from I-Flow, respectively	5,591	4,168
Inventory	1,241	391
Prepaid expenses and other current assets	459	676

Total Current Assets	14,007	16,748
Property & equipment, net	13,077	10,878
Deferred debt issuance costs, net	894	1,276
Goodwill	56,580	56,580
Intangible assets, net	29,368	30,738
Other assets	18	—

Total Assets	$113,944	$116,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,613	$1,012
Deferred income taxes	54	55
Other current liabilities	2,183	939
Derivative liabilities	3,793	2,592
Current portion of long-term debt; September 30, 2009 and December 31, 2008 include $3,270 and $8,565 payable to I-Flow, respectively	3,589	8,644

Total Current Liabilities	11,232	13,242
Long-term debt, net of current portion; September 30, 2009 and December 31, 2008 include $19,233 and $21,685 payable to I-Flow, respectively	20,303	22,025
Deferred income taxes	1,668	880
Other liabilities	331	—

Total Liabilities	$33,534	$36,147

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,676,630 and 18,512,671, respectively; outstanding 18,676,630 and 17,278,626, respectively	2	2
Additional paid-in capital	81,321	80,792
Retained deficit	(913)	(721)

Total Stockholders’ Equity	80,410	80,073

Total Liabilities and Stockholders’ Equity	$113,944	$116,220

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net revenues	$9,902	$8,958	$28,302	26,323
Operating expenses:
Cost of Revenues — Product and supply costs	1,793	1,340	4,447	4,182
Cost of Revenues — Pump depreciation	993	978	2,727	2,908
Provision for doubtful accounts	890	702	2,734	2,477
Amortization of intangibles	456	456	1,370	1,370
Selling and marketing	1,201	1,131	3,749	3,401
General and administrative	3,206	2,703	9,307	8,737

Total Operating Expenses	8,539	7,310	24,334	23,075

Operating income	1,363	1,648	3,968	3,248
Other (loss) income:
(Loss) gain on derivatives	(564)	5,381	(1,200)	8,665
Interest income	—	11	4	14
Interest expense	(831)	(937)	(2,672)	(2,828)

Total other (loss) income	(1,395)	4,455	(3,868)	5,851

(Loss) income before income taxes	(32)	6,103	100	9,099
Income tax expense	(413)	(399)	(292)	(399)

Net (loss) income	(445)	5,704	(192)	8,700

Net (loss) income per share:
Basic	(0.02)	0.31	(0.01)	0.49
Diluted	(0.02)	0.30	(0.01)	0.47
Weighted average shares outstanding:
Basic	18,645,911	18,442,957	18,581,917	17,757,075
Diluted	18,645,911	18,794,182	18,581,917	18,581,789

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net (loss) income	(192)	8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on derivative liabilities	1,200	(8,665)
Provision for doubtful accounts	2,734	2,477
Depreciation	2,971	3,041
Amortization of intangible assets	1,370	1,370
Amortization of deferred debt issuance costs	382	494
Loss on disposal of assets	279	385
Stock-based compensation	529	1,166
Deferred income taxes	787	399
Changes in current assets and liabilities:
Increase in accounts receivable, net of provision	(4,157)	(305)
(Increase) decrease in other current assets	(632)	836
Increase (decrease) in accounts payable and other current liabilities	1,803	(628)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,074	9,270

INVESTING ACTIVITIES
Capital expenditures	(4,039)	(951)
Proceeds from sale of property	1	—
Other assets	(18)	—
Payment of deferred acquisition costs	—	(105)

NET CASH USED IN INVESTING ACTIVITIES	(4,056)	(1,056)

FINANCING ACTIVITIES
Principal payments on term loan	(7,747)	(1,226)
Principal payments on capital lease obligation	(68)	(40)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	—	(113)

NET CASH USED IN FINANCING ACTIVITIES	(7,815)	(1,379)

Net change in cash and cash equivalents	(4,797)	6,835
Cash and cash equivalents, beginning of period	11,513	3,960

Cash and cash equivalents, end of period	6,716	10,795

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments/proceeds, and excluding capitalized interest)	$2,232	$2,334
Cash paid for income taxes	$58	$478
NON-CASH TRANSACTIONS
Additions to property (a)	$388	$60
Property acquired pursuant to a capital lease	$1,038	$480
Issuance of vested restricted shares (number of shares)	—	150

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of September 30, 2009 and 2008 but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for an entire year.

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

The Company’s business model is currently focused on oncology chemotherapy infusion primarily for colorectal cancer. To the Company’s knowledge, it is the largest ambulatory infusion pump service provider focused on oncology.

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to physicians’ offices, infusion clinics and hospital outpatient chemotherapy clinics to be utilized by patients who receive continuous chemotherapy infusions. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to over 1,300 oncology practices in the United States. The Company retains title to the pumps during this process. In addition, the Company sells safety devices for cytotoxic drug transfer and administration and sells or rents pole-mounted or ambulatory infusion pumps for use within the oncology practice.

The Company purchases electronic ambulatory infusion pumps from a variety of suppliers on a non-exclusive basis. Such pumps are generic in nature and are available to the Company’s competitors. The pumps are currently used primarily for continuous infusion of chemotherapy drugs for patients with colorectal cancer.

The Company has one operating segment, which consists solely of InfuSystem, representing the only reportable segment in accordance with Accounting Standard Codification (“ASC”) 280 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information).

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment indicators existed as of September 30, 2009.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. Management does not believe impairment of its goodwill existed at September 30, 2009.

Intangible Assets

Intangible assets consist of trade names and physician relationships, both of which arose from the acquisition of InfuSystem. The Company amortizes the value assigned to the physician relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician. InfuSystem has long-standing relationships with numerous oncology clinics and physicians. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350 (formerly SFAS No. 142). The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment. No events have occurred subsequent to October 31, 2008 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for the nine months ended September 30, 2009. The Company has contracts with various individual Blue

Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of its gross billings for the nine months ended September 30, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8.

Share Based Payment

ASC 718 (formerly SFAS No. 123(R), Share-Based Payment), requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and the nine months ended September 30, 2009, the Company granted both restricted shares and stock options.

Share based compensation expense recognized for the three and nine months ended September 30, 2009 was ($16,000) and $529,000, respectively, compared to $479,000 and $1,166,000 for the three and nine months ended September 30, 2008, respectively.

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

In September 2000, the Emerging Issues Task Force issued ASC 815 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock), which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

In accordance with ASC 815, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “(Loss) gain on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In December 2007, the Company entered into a single interest rate swap to hedge the exposure associated with its floating rate debt. The Company has elected not to designate the swap as a cash flow hedge, in accordance with ASC 815. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Gain (loss) on derivatives”.

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with I-Flow Corporation (“I-Flow”). The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income (in thousands)	$(445)	$5,704	$(192)	$8,700
Denominator:
Weighted average common shares outstanding:
Basic	18,645,911	18,442,957	18,581,917	17,757,075
Dilutive effect of nonvested awards	—	351,225	—	824,714

Diluted	18,645,911	18,794,182	18,581,917	18,581,789
Net (loss) earnings per share:
Basic	$(0.02)	$0.31	$(0.01)	$0.49
Diluted	$(0.02)	$0.30	$(0.01)	$0.47

For the three and nine months ended September 30, 2009 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO and 1,357,717 warrants issued privately, 326,000 in unvested share grants granted under the 2007 Stock Incentive Plan, 115,479 in vested stock options and 15,000 in unvested stock options granted under the 2007 Stock Incentive Plan.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141(R), Business Combinations). This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. This standard requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. This standard is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, Subsequent Events). This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard effective June 30, 2009, and has concluded that there are no significant subsequent events requiring disclosure as of November 10, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). This statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This statement is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. This standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Acquisitions

No acquisitions occurred during the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, $0 was paid for acquisition related expenses. For the three and nine months ended September 2008, cash paid for acquisition related expenses was $0 and $105,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

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

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30,	December 31,
	2009	2008
Pump equipment	$18,928	$14,853
Furniture, fixtures and equipment	1,516	571
Accumulated depreciation	(7,367)	(4,546)

Total	$13,077	$10,878

Depreciation expense for the three and nine months ended September 30, 2009 was $1,085,000 and $2,971,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem is $56,580,000, and is based upon the final valuation analysis.

Impairment Testing

As of October 31, 2008, the Company performed its annual impairment test pursuant to ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). The fair value of the Company’s single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company) valuation model which indicated that the fair value of its net assets exceeded the carrying value. Based on the results of the valuation, the Company determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2008 that indicate impairment may have occurred.

The Company has continued to monitor operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

The Company tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350. The Company performed the annual impairment test at October 31, 2008, and determined there was no impairment. No events have occurred subsequent to October 31, 2008 that indicate impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400

Total nonamortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(3,532)	(2,162)

Total identifiable intangible assets	$29,368	$30,738

Amortization expense for intangible assets for the three and nine months ended September 30, 2009 was $456,000 and $1,370,000, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of September 30, 2009 is as follows (in thousands):

	2009	2010	2011	2012	2013
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units issued to FTN Midwest on May 18, 2006, should be classified as liabilities in accordance with ASC 815 (formerly EITF 00-19). Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at September 30, 2009 and December 31, 2008 were liabilities of $3,004,000 or $0.089 per warrant and $1,519,000 or $0.045 per warrant, respectively.

At September 30, 2009, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $17,000,000 on September 30, 2009 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at September 30, 2009 and December 31, 2008 was a liability of $789,000 and $1,073,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with ASC 815 (formerly SFAS No. 133). The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “(Loss) gain on derivatives”.

Total derivative liabilities are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Warrant liability	$3,004	$1,519
Interest rate swap liability	789	1,073

Total	$3,793	$2,592

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$3,004	$3,004	$—	$—
Interest rate swap liability	$789	—	789	—

Total	$3,793	$3,004	$789	—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement between the Company and I-Flow dated as of October 25, 2007 (the “Credit and Guaranty Agreement”).

The loan expires on October 25, 2011. The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At September 30, 2009, the rate in effect was 8.5%. The Company paid $507,000 and $1,677,000 in cash interest payments to I-Flow during the three and nine months ended September 30, 2009.

The Company sometimes enters into capital leases covering ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital lease are as follows (in thousands):

	10/1/09 –12/31/09	2010	2011	2012	2013	Total
Loan	$818	$3,679	$18,006	$—	$—	$22,503
Capital Lease	70	325	353	384	257	$1,389

Total	$888	$4,004	$18,359	$384	$257	$23,892

The I-Flow term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of September 30, 2009, the Company believes it was in compliance with all such covenants. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for the three and nine months ended September 30, 2009 was $117,000 and $382,000, respectively, compared to $155,000 and $494,000 for the three and nine months ended September 30, 2008, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $413,000 and $292,000 for the three and nine months ended September 30, 2009, compared with $399,000 for the three months and nine months ended September 30, 2008.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At September 30, 2009 and December 31, 2008, a valuation allowance was applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the process of finalizing the carryback claim in the second quarter of 2009, the Company determined that the carryback potential was greater than previously estimated. Thus, the amount of carryforward losses has been reduced, and a receivable was recorded. The carryback has subsequently been received. The Company is required to report the tax impact of certain other non-recurring items, including changes in judgment about valuation allowances, in the interim period in which they occur.

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

Effective September 7, 2009, Steve Watkins resigned as Chief Executive Officer and Director of the Company. In connection with Mr. Watkins’ resignation, the Board of Directors (the “Board”) has (i) appointed Sean McDevitt, the current Chairman of the Board, as Chief Executive Officer and (ii) formed an Executive Committee consisting of Chairman Sean McDevitt, Wayne Yetter and John Voris, with Mr. McDevitt serving as Executive Chairman.

As discussed in Note 7 “Debt and other Long-term Obligations”, the Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three and nine months ended September 30, 2009, the Company recorded revenues of $5,000 and $160,000 from this arrangement. There was no outstanding receivable amount due as of September 30, 2009.

On November 8, 2007, I-Flow informed the Company that it was terminating the Services Agreement effective May 10, 2008. In May 2008, both parties extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From September 2008 through December 1, 2008, the parties operated without a written agreement upon substantially the same terms and conditions as the original Services Agreement, with the exception that the original 40% mark-up was increased to 50%. On December 2, 2008, the Company agreed with I-Flow to extend the Services Agreement to September 30, 2009. Pursuant to the terms of the extension, the service fee paid to the Company through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee was equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow also reimbursed the Company monthly for the portion of the Company’s lease cost associated with the office space dedicated to this operation. Effective July 1, 2009 the Company and I-Flow agreed to continue the services arrangement on a month to month basis, during which time I-Flow reimbursed the Company the greater of 30% of net cash collections or $3,000. The service was discontinued effective August 31, 2009.

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

The Company enters into contracts with payors that require the Company to indemnify the payors against any claims by third parties arising from the Company’s actions in connection with the contracts. Such contracts typically provide that the payor will also indemnify the Company against any claims by third parties arising from the payor’s actions in connection with the contact. A maximum obligation arising out of these types of agreements in not explicitly stated and, therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and thus, no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2009 and December 31, 2008.

Effective September 7, 2009 Steve Watkins resigned as Chief Executive Officer and Director of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Watkins in which the Company will pay Mr. Watkins his annual base salary of $310,500 for a period of two years following the resignation date in accordance with the Company’s regular payroll practices. Also, the Company agreed to pay a bonus in the amount of $150,000 for the 2009 calendar year within thirty days of the resignation date. The Company will continue to pay for Mr. Watkins’ existing health insurance benefits for a period of two years following the resignation date. Additionally, any unvested portions of Mr. Watkins’ stock options or restricted share grants will vest pro rata based upon his services to the Company as Chief Executive Officer during the 2009 calendar year.

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and the nine months ended September 30, 2009, the Company granted restricted shares and stock options.

As of September 30, 2009, 1,105,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the nine months ended September 30, 2009:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2009	521	$2.94

Granted	28	$2.58

Vested	(164)	$2.96

Forfeitures	(59)	$2.90

Vested shares forgone to satisfy minimum statutory withholding	—	N/A

Unvested at September 30, 2009	326	$2.90

Stock Options

Stock-based compensation cost of stock options is measured using the Black-Scholes model. The following table summarizes stock options activity for the nine months ended September 30, 2009:

	Number of options (In thousands)	Weighted average exercise price
Unvested at January 1, 2009	300	$2.90

Granted	30	$1.85

Vested	(115)	$2.76

Forfeitures	(200)	$2.90

Unvested at September 30, 2009	15	$1.85

Stock-based compensation expense

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards in accordance with ASC 718 (formerly SFAS No. 123(R) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Restricted shares expense	$69	$427	$506	$1,083
Stock option (benefit) expense	(85)	52	23	83

Total stock-based compensation (benefit) expense	$(16)	$479	$529	$1,166

Forfeitures

As discussed in Note 10, in connection with Mr. Watkins’ separation agreement the stock options and restricted shares granted to him in connection with the 2007 Stock Incentive Plan vested pro rata based upon his services during 2009 with the remaining unvested portion forfeited. There were 59,000 restricted shares and 200,000 stock options forfeited. As a result of the forfeitures, an adjustment was made to decrease stock based compensation expense by $191,000 for the three and nine months ended September 30, 2009.

12.	Employee Benefit Plans

The Company enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $18,000 and $52,000 for the three and nine months ended September 30, 2009, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

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

Results of Operations

Revenues

Our revenue is predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended September 30, 2009 was $9,902,000, an 11% improvement compared to $8,958,000 for the quarter ended September 30, 2008. Our revenue for the nine months ended September 30, 2009 was $28,302,000, an 8% improvement compared to $26,323,000 for the nine months ended September 30, 2008. The increase in revenues for both periods is primarily due to obtaining business at new customer facilities and increased reimbursement.

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

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps, was $2,786,000 for the quarter ended September 30, 2009, a 20% increase compared to $2,318,000 for the quarter ended September 30, 2008. Our cost of revenues for the nine months ended September 30, 2009 was $7,174,000, a 1% increase compared to $7,090,000 for the nine months ended September 30, 2008. The third quarter increase was primarily related to increased revenues, as well as higher pump repair and maintenance costs as compared to the prior period. The nine months increase was primarily related to increased revenues, and was substantially offset by lower freight costs.

As a percentage of revenues, cost of revenues increased from 26% to 28% for the three months ended September 30, 2009, and decreased from 27% to 25% for the nine months ended September 30, 2009, compared to the same periods in the prior year.

Selling and Marketing Expenses

For the quarter ended September 30, 2009, our selling and marketing expenses were $1,201,000, compared to $1,131,000 for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, our selling and marketing expenses were $3,749,000, compared to $3,401,000 for the nine months ended September 30, 2008. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. These expenses have remained fairly consistent as a percentage of revenues, in the range of 12% to 13% for the quarter ended and nine months ended September 30, 2009 and 2008.

General and Administrative Expenses

During the quarter ended September 30, 2009, our general and administrative expenses were $3,206,000, compared to $2,703,000 for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, our general and administrative expenses were $9,307,000, compared to $8,737,000 for the nine months ended September 30, 2008. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers) salaries, fringe benefits and payroll-related items, professional fees, loss on disposals of infusion pumps, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. The expenses in total have increased from 30% to 32% of revenues for the quarter ended September 30, 2009, and remained consistent at 33% for the nine months ended September 30, 2009, compared to the same periods in 2008. The increase for the quarter ended September 30, 2009 is primarily driven by the recognition of Mr. Watkins’ compensation and benefits in accordance with the separation agreement as described in Note 10 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. For the nine months ended September 30, 2009 this cost increase was offset by significant efficiencies realized in professional fees associated with the preparation and audit of our Annual Report on Form 10-K as well as stock compensation expense associated with share grants.

Other Income and Expenses

During the quarter ended September 30, 2009, we recorded a loss on derivatives of $564,000, compared to a gain of $5,381,000 during the quarter ended September 30, 2008. During the nine months ended September 30, 2009, we recorded a loss on derivatives of $1,200,000, compared to a gain of $8,665,000 during the nine months ended September 30, 2008. These amounts represent an unrealized (loss) gain which resulted from the change in the fair value of our warrants, combined with an unrealized gain (loss) resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended September 30, 2009, we recorded interest expense of $831,000, compared to $937,000 for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, we recorded interest expense of $2,672,000, compared to $2,828,000 for the nine months ended September 30, 2008. These amounts consist of interest paid to I-Flow on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and other interest expense. The decrease for both periods is primarily the result of a decrease in interest expense on the term loan with I-Flow. This was the result of a decrease in the outstanding balance due to principal payments made during the quarter and nine months ended September 30, 2009. This was partially offset by higher cash payments associated with our single interest rate swap, due to the LIBOR rate being significantly lower during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, we recorded income tax expense of $413,000 and $292,000, respectively, compared to $399,000 for both the three and nine months ended September 30, 2008. The increase in the three month period, compared to the same period a year ago, is primarily related to higher pre-tax income, substantially offset by the carryforward losses as described in note 8 to our consolidated financial statements. The decrease in the nine month period, compared to the same period a year ago, is primarily related to the carryforward losses, partially offset by higher pre-tax income.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2008 through September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009 we had cash resources of $6,716,000 compared to $11,513,000 at December 31, 2008. The decrease in cash available to us was primarily due to $7,747,000 in principal payments on our term loan with I-Flow and $4,039,000 in capital expenditures, partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the nine months ended September 30, 2009 was $7,074,000, compared to $9,270,000 for the nine months ended September 30, 2008. The decrease is attributable to changes in our working capital. The most significant working capital timing item relates to our accounts receivable increase during the nine months ended September 30, 2009, which was primarily the result of the timing of our billings and collections. In addition, we did not repeat the one time acquisition-related cash inflow of $784,000 from I-Flow which took place in the first quarter of 2008. Cash provided by operating activities excluding changes in working capital improved from $9,367,000 to $10,060,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Cash used in investing activities for the nine months ended September 30, 2009 was $4,056,000, compared to $1,056,000 for the nine months ended September 30, 2008. The increase is due to an increase in our purchases of infusion pumps predominantly for new customer accounts, expenditures associated with moving our office facilities, and our investment in customized software which will enable us to be more efficient in our billing processes and eliminate the need for significant amounts of paper.

Cash used in financing activities for the nine months ended September 30, 2009 was $7,815,000, compared to $1,379,000 for the nine months ended September 30, 2008. The increase is due to a $5,294,000 excess cash flow principal prepayment and a scheduled increase in our quarterly principal payments on the I-Flow term loan.

As of September 30, 2009, we had cash and cash equivalents of $6,716,000, net accounts receivable of $5,591,000 and net working capital (excluding derivative liabilities) of $6,568,000, an increase compared to net working capital (excluding derivative liabilities) of $6,098,000 as of December 31, 2008. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We do not believe the current global economic and financial crisis will have a material adverse impact on our liquidity for at least the next twelve months.

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

As of September 30, 2009, we did not have a line of credit in place. Any line of credit that we enter into must be subject to an inter-creditor agreement satisfactory to I-Flow. We continue to explore financing opportunities with various financial institutions.

The I-Flow term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of September 30, 2009, we believe we were in compliance with all such covenants, and also believe we will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions. On October 9, 2009, the Kimberly-Clark Corporation and I-Flow Corporation announced a definitive agreement whereby Kimberly-Clark would acquire I-Flow in a cash tender offer and subsequent merger. As outlined in the credit agreement for the term loan, the agreement is binding upon and inures to the benefit of the Borrower, the Guarantors, the Lender, all future holders of the Term Loan and their respective successors and assigns.

Contractual Obligations

As of September 30, 2009, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$3,270	$19,233	$—	$—	$22,503
Capital lease obligations	319	724	346	—	1,389
Operating lease obligations	149	284		—	433

Total	$3,738	$20,241	$346	$—	$24,325

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of September 30, 2009 under a lease agreement we entered into on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for the quarter ended September 30, 2009. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of our gross billings for the quarter ended September 30, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

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

In September 2000, the Emerging Issues Task Force issued ASC 815 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock), which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in our results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

In accordance with ASC 815, the 33,750,502 warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements. The fair value of these warrants is shown on our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “(Loss) gain on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10 to our Consolidated Financial Statements, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,357,717 at an issue price of $.70 per warrant or a total issue price of $950,000.

ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In December 2007, we entered into a single interest rate swap to hedge the exposure associated with our floating rate debt. We have elected not to designate the swap as a cash flow hedge, in accordance with ASC 815. The fair value of the swap is therefore shown on our balance sheet and the unrealized changes in the value of the swap are shown in our statement of operations within “(Loss) gain on derivatives”.

Income Taxes

We account for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes), which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We performed the annual impairment test at October 31, 2008, and determined there was no impairment of goodwill. Management does not believe impairment of our goodwill existed at September 30, 2009.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141(R), Business Combinations). This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. This standard requires, among other things, expensing of acquisition related and restructuring related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in process research and development, all of which represent modifications to current accounting for business combinations. This standard is effective for fiscal years beginning after December 15, 2008. We adopted this standard effective January 1, 2009, and it did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, Subsequent Events). This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. We adopted the provisions of this standard effective June 15, 2009, and concluded that there are no significant subsequent events requiring disclosure through November 11, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). This statement establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This statement is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate the majority of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

At September 30, 2009, the principal plus accrued interest on our term loan with I-Flow was $22,503,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with I-Flow.

At September 30, 2009, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $17,000,000 on September 30, 2009 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at September 30, 2009, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have decreased our cash flow and pretax earnings for the nine months ended September 30, 2009 by approximately $52,000, while a 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the three and nine months ended September 30, 2009 by approximately $136,000. The results of this sensitivity analysis are entirely attributable to our single interest rate swap, as changes of this magnitude to the LIBOR rate would have had no impact on our interest payments on the term loan, as they would have still resulted in a rate below the 3% LIBOR floor.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $3,004,000 at September 30, 2009. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of September 30, 2009.

Change in Internal Control

We have made no changes during nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

INFUSYSTEM HOLDINGS, INC.

Date: November 10, 2009	By:	/s/ Sean Whelan
Sean Whelan
Chief Financial Officer
(Principal Financial Officer)