Form 10-K
period 2009-12-31
InfuSystem Holdings, Inc
filed 2010-03-03
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2009, as reported on the OTC Bulletin Board, was approximately $47,833,580. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 25, 2010 was 18,749,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, among other things:

•	dependence on our Medicare Supplier Number;

•	changes in third-party reimbursement rates;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physician’s acceptance of infusion pump therapy over oral medications;

•	our growth strategy, involving entry into new fields of infusion-based therapy;

•	the current global financial crisis;

•	industry competition; and

•	dependence upon our suppliers.

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to physicians’ offices, infusion clinics and hospital outpatient chemotherapy clinics to be utilized by patients who receive continuous chemotherapy infusions. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,300 oncology practices in the United States. We retain title to the pumps during this process. In addition, we sell or rent pole-mounted or ambulatory infusion pumps for use within the oncology practice and we sell safety devices for cytotoxic drug transfer and administration.

We purchase electronic ambulatory infusion pumps from a variety of suppliers on a non-exclusive basis. Such pumps are generic in nature and are available to our competitors. The pumps are currently used primarily for continuous infusion of chemotherapy drugs for patients with colorectal cancer.

One aspect of our business strategy over the next one to three years is to expand into treatment of other cancers. We currently generate approximately 20% of our revenue from treatments for disease states other than colorectal cancer. There are a number of approved treatment regimens for head and neck, pancreatic, esophageal and other gastric cancers which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of other diseases in addition to colorectal cancer. Drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing forces on promoting the new drugs and protocols to physicians.

Another aspect of our business strategy over the next one to three years is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions. We believe there are opportunities to acquire smaller, regional competitors that perform similar services to us, but they do not have the national market access, network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncologist practices and insurers by distributing complementary products and introducing key new services.

We face risks that other competitors can provide the same services as us. Those risks are currently mitigated by our existing third party payor contracts and economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively. Additionally, we have already established a long standing relationship as a provider of pumps to over 1,300 oncology practices in the United States. We believe that there are competitive barriers to entry against other suppliers with respect to these oncology practices because we have an established national presence and third party payor contracts in place covering approximately 195 million third party payor lives, (i.e., persons enrolled in various managed care plans or commercial insurance carriers such as health maintenance organizations and preferred provider organizations) increasing the likelihood that we participate in the insurance networks of patients to whom physicians wish to refer to an ambulatory infusion pump provider. Moreover, we have an available inventory of approximately 20,000 active ambulatory infusion pumps, which may allow us to be more responsive to the needs of physicians and patients than a new market entrant. We do not perform any research and development.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable electronic infusion pump over a prolonged period of time, defined as greater than 8 hours, and up to 24 hours daily. A cancer patient can receive his or her medicine anywhere from 1 to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression free disease survival. This drug administration method has replaced “bolus” administration in specific circumstances. The advantages of slow continuous low doses of specific drugs are well documented. Clinical studies support use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2009/2010 National Comprehensive Cancer Network (NCCN) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

•

In the past decade, significant progress has been made in the treatment of colorectal cancer due to advances in surgery, radiotherapy and chemotherapy. The survival benefit of 5-Fluorouracil based chemotherapy for patients with Stage III colorectal cancer has been established during this time. In the late 1990s, overwhelming evidence revealed that the delivery method of the drug (or schedule) was a key component to drug availability, efficacy and tolerability. Schedule dependant anti-tumor activity and toxicity has resulted in continuous infusion 5-Fluorouracil being adopted as standard of care. In 2000, the FDA approved Camptosar (the trade name for the generic chemotherapy drug Irinotecan), a drug developed by Pfizer, for first-line therapy in combination with 5-Fluorouracil for the treatment of colorectal cancer. In 2002, the FDA approved Eloxatin (the trade name for the generic chemotherapy drug Oxaliplatin), a drug developed by Sanofi-Aventis, for use in combination with continuous infusion 5-Fluorouracil for the treatment of colorectal cancer. FOLFIRI, the chemotherapy protocol which includes Camptosar in combination with continuous infusion 5-Fluorouracil and the drug Leucovorin, and FOLFOX, the chemotherapy protocol which includes Eloxatin in combination with continuous infusion 5-Fluorouracil and Leucovorin, have resulted in significantly improved overall survival rates for colorectal cancer patients at various stages of the disease state. Sanofi-Aventis and Pfizer have each dedicated significant resources to educating physicians and promoting the use of FOLFOX and FOLFIRI. Simultaneously, the NCCN has established these regimens as the Standards of Care for the treatment of colorectal cancer. Oncologists have responded and the adoption of continuous infusion treatments has steadily grown.

•

The use of continuous infusion has been demonstrated to decrease or alter the toxicity of a number of cytotoxic, or cell killing agents. Higher doses of drugs can be infused over longer periods of time, leading to improved tolerance and decreased toxicity. For example, the cardiotoxicity (heart muscle damage) of the chemotherapy drug Doxorubicin is decreased by schedules of administration (The Chemotherapy Source Book, Perry, M.C.). Nausea, vomiting, diarrhea and decreased white blood cell and platelet counts are all affected by duration of delivery. Continuous infusion can lead to improved tolerance and patient comfort while enhancing the patient’s ability to remain on the chemotherapy regimen. Additionally, the lower toxicity profile and resulting reduction in side effects enables patients undergoing continuous infusion therapy to continue a relatively normal lifestyle, which may include continuing to work, go shopping, and care for family members. We believe that the partnering of physician management and patient autonomy provide for the highest quality of care with the greatest patient satisfaction.

•

Facing increasing financial pressures, oncology practices have a heightened sensitivity to whether and how much they are reimbursed for services. Simultaneously, the Center for Medicare and Medicaid Services (“CMS”) and private insurers are increasingly focusing on evidenced based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for numerous cancer types because clinical evidence demonstrates superior outcomes. Payors recognize this and it is reflected in favorable reimbursement for clinical services related to the delivery of this care. We believe this trend will continue in the future and may possibly improve.

Services

Our core service is to provide oncology offices, infusion clinics and hospital out-patient chemotherapy clinics with ambulatory infusion pumps in addition to related supplies for patient use, and then directly bill and collect payment from payors and patients for the use of these pumps. We own approximately 20,000 pumps. At any given time, it is estimated that approximately 60% of the pumps are in the possession of patients. The remainder of the pumps is in transport for cleaning and calibration, or in oncology clinics as back-ups.

After a doctor determines that a patient is eligible for ambulatory infusion pump therapy, the doctor arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The oncologist and nursing staff train the patient in the use of the pump and initiate service. The physician bills insurers, Medicare, Medicaid, third party payor companies or patients (collectively, “payors”) for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill payors for the use of the pump and related disposable supplies. We have contracts with more than 200 payors that cover approximately 195 million third party payor lives. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate paperwork (patient’s insurance information, physician’s order and an acknowledgement of benefits that shows receipt of equipment by the patient) in order for us to bill the payors.

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

Relationships with Physician Offices

We maintain deep business relationships with clinical oncologists in more than 1,300 practices. Though this represents a substantial portion of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. We believe our relationships with physician offices are strong, as evidenced by our significant retention rates and the results of professional customer satisfaction research we conduct.

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

Billing and Collection Services

Prior to our acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services. The initial term of the Services Agreement was three years. The Services Agreement was to automatically renew for succeeding one year terms unless terminated pursuant to certain cancellation provisions. I-Flow agreed to pay InfuSystem a monthly service fee equal to the greater of (i) the monthly expenses for those InfuSystem employees devoted to the billing, collection and management services provided to I-Flow which expenses shall consist of (a) salaries and wages, (b) payroll taxes and (c) group insurance, in addition to an amount equal to 40% of the sums of items (a) through (c) or (ii) a performance-based fee equal to 25% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow.

During 2009, we recorded revenues of $160,000 from this arrangement, which are included in net revenues.

On November 8, 2007, I-Flow informed us that it was terminating the Services Agreement effective May 10, 2008. In May 2008, both parties extended and amended the Services Agreement for one month, upon substantially the same terms and conditions as the original agreement. From June 2008 through December 1, 2008, the parties operated without a written agreement, upon substantially the same terms and conditions as the original Services Agreement, with the exception that the original 40% mark-up was increased to 50%. On December 2, 2008, we agreed with I-Flow to extend the Services Agreement to September 30, 2009. Pursuant to the terms of the extension, the service fee paid to us through January 31, 2009 was calculated based on a 50% mark up. Effective February 1, 2009 through June 30, 2009, the service fee was equal to 30% of the total actual net cash collections (net of adjustments) received during such month on behalf of I-Flow. I-Flow also reimbursed us monthly for the portion of our lease cost associated with the office space dedicated to this operation. Effective July 1, 2009 we agreed to continue the services arrangement on a month to month basis, during which time I-Flow reimbursed us the greater of 30% of net cash collections or $3,000. The service was discontinued effective August 31, 2009.

Employees

As of December 31, 2009, we had 125 employees, including 117 full-time employees and 8 part-time employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic ambulatory pumps purchased from the following manufacturers, each of which is material and supplies more than 10% of the pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). There are no supply agreements in place with any of the suppliers. All purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer. As of December 31, 2009, we owned approximately 20,000 active pumps.

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

We currently have contracts with more than 200 third party payor plans that cover approximately 195 million lives. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. These contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for the fiscal year ended

December 31, 2009. Our contracts with various individual Blue Cross/Blue Shield affiliates in the aggregate accounted for approximately 22% of our gross billings for the fiscal year ended December 31, 2009. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self insured plans and numerous other insurance carriers. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with DMEPOS Supplier Standards established by the Health Care Financing Administration regulating Medicare suppliers of DME and prosthetics, orthotics and supplies (“DMEPOS”). The DMEPOS Supplier Standards consist of 26 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit agents of the Centers for Medicare and Medicaid Services to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom it supplies equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization and, (x) meet the surety bond requirements specified in 42 C.F.R. 424.57.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) designed to protect the security and confidentiality of certain patient health information. Under HIPAA, we must provide patients with access to certain records and must notify patients of our use of personal medical information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE.

We are dependent on our Medicare Supplier Number.

We have obtained a Medicare Supplier Number and are required to comply with Medicare Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. The loss of such identification number for any reason would prevent us from billing Medicare for patients who rely on Medicare to pay their medical expenses and, as a result, we would experience a decrease in our revenues. Furthermore, all third party and Medicaid contracts require us to have a Medicare Supplier Number. Without such a number, we would be unable to continue our various third party and Medicaid contracts. A significant portion of our revenue is dependent upon our Medicare Supplier Number.

The Center for Medicare and Medicaid Services (“CMS”) has issued a ruling that all DME providers must be accredited by a recognized accrediting entity by September 30, 2009. On February 17, 2009, we received accreditation from Community Health Accreditation Program (CHAP), thus meeting this CMS requirement.

Changes in third-party reimbursement rates may adversely impact our revenues.

We depend primarily on third-party reimbursement for the collection of our revenues. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis, for continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material adverse effect on our financial condition, results of operations and cash flows. Also, if collection amounts owed to us by patients and insurers is reduced, we may be required to increase our bad debt expense and/or decrease our revenues.

Any change in the overall healthcare reimbursement system may adversely impact our business.

Changes in the healthcare reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the healthcare reimbursement system. Changes to the health care reimbursement system that favor technologies or treatment regimens other than InfuSystem’s or that reduce reimbursements to providers or treatment facilities that use InfuSystem’s products, may adversely affect InfuSystem’s ability to market its products profitably.

Our success is impacted by the availability of the chemotherapy drugs that are used in our continuous infusion pump systems.

We primarily derive our revenue from the rental of ambulatory infusion pump systems to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the continuous infusion pump systems, including the commonly-used chemotherapy drug known as 5-Fluorouracil, could have a material adverse effect on InfuSystem’s financial condition, results of operations and cash flows. For instance, we believe that a shortage of 5-Fluorouracil in the fourth quarter of 2005 resulted in an unfavorable revenue impact in excess of $1,000,000, and a shortage of Leucovorin in late 2008 and early 2009 caused some minor impacts to revenue timing without a material impact on our overall results. Shortages of 5-Fluorouracil, Leucovorin or other commonly-used chemotherapy drugs could negatively impact InfuSystem’s results of operations, financial condition and cash flows.

If future clinical studies demonstrate that oral medications are as effective or more effective than continuous infusion therapy, or if such studies demonstrate that alternative therapies that do not utilize continuous infusion therapy are more effective than current standards of care, our business could be adversely affected.

Continuous infusion therapy is currently preferred by many physicians over oral medication treatment despite the more cumbersome aspects of maintaining a continuous infusion regimen. The reasons for these physicians’ preference are varied, including a belief that continuous infusion therapy involves fewer adverse side effects, reduces compliance issues and may provide greater therapeutic benefits. Numerous clinical trials are currently ongoing, evaluating and comparing the therapeutic benefits of current continuous infusion-based regimens with various oral medication regimens. If these clinical trials demonstrate that oral medications provide equal or greater therapeutic benefits and/or demonstrate reduced side effects compared to prior oral medication regimens, our revenues and overall business could be materially and adversely affected. Additionally, if new oral medications are introduced to the market that are superior to existing oral therapies, physicians’ willingness to prescribe continuous infusion-based regimens could decline, which would adversely affect our financial condition, results of operations and cash flows.

Continuous infusion therapy is currently used in a variety of therapeutic regimens that are standards of care for particular types and stages of cancer. Numerous clinical trials are currently ongoing evaluating oral chemotherapy agents as well as other combinations of drugs, both oral and infused. InfuSystem has no influence over the outcome of trials including whether they are favorable or not favorable toward the use of continuous infusion therapy. If such trials demonstrate superior clinical outcomes for regimens that do not use continuous infusion relative to the outcomes of those that do use continuous infusion, our business could be negatively impacted.

The current global financial crisis may negatively impact our business, results of operations, financial condition and/or liquidity.

The current global financial crisis affecting the banking system and financial markets, as well as the uncertainty in global economic conditions, have resulted in a significant tightening of credit markets, a low level of liquidity in financial markets and reduced corporate profits and capital spending. As a result, our customers (patients and payors) may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. In addition, the current global financial crisis could also adversely impact our suppliers’ ability to provide us with materials and components, either of which may negatively impact our financial condition, results of operations and cash flows. The financial crisis could also adversely impact our ability to access the financial markets.

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

State licensure laws for DME suppliers are subject to change. If we fail to comply with any state’s laws, we will be unable to operate as a DME supplier in such state and our business operations will be adversely affected.

As a DME supplier operating in all 50 states of the United States, we are subject to each state’s licensure laws regulating DME suppliers. State licensure laws for DME suppliers are subject to change and we must ensure that we are continually in compliance with the laws of all 50 states. In the event that we fail to comply with any state’s laws governing the licensing of DME suppliers, we will be unable to operate as a DME supplier in such state until we regain compliance. We may also be subject to certain fines and/or penalties and our business operations could be adversely affected.

Our growth strategy includes expanding into treatment for cancers other than colorectal. There can be no assurance that continuous infusion-based regimens for these other cancers will become standards of care for large numbers of patients or that we will be successful in penetrating these different markets.

An aspect of our growth strategy is to expand into the treatment of other cancers, such as head, neck and gastric. Currently, relatively small percentages of these patients are treated with regimens that include continuous infusion therapy. That population will expand only if clinical trial results for new drugs and new combinations of drugs demonstrate superior outcomes for regimens that include continuous infusion therapy relative to alternatives. No assurances can be given that these new drugs and drug combinations will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that we will be able to penetrate successfully any new markets that may develop in the future or manage the growth in additional resources that would be required.

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

Our industry is dependent on regulatory guidelines that affect our billing practices. Given our large presence in the industry, we run the risk of losing business to competitors due to our unwillingness to compromise acceptable billing practices dictated by CMS and other insurance plans.

Aggressive competitors (e.g. smaller regional companies) may not fully comply with rules pertaining to documentation required by CMS and other payors for patient billing. Competitors who don’t meet the same standards of compliance that we do with regards to billing regulations, can put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with more than 200 additional insurance plans, all of which have very stringent guidelines. Our strong commitment to fully meeting compliance with CMS Supplier Standards, HIPAA/Security Rules, CHAP accreditation requirements and commercial payor guidelines may put us at risk of losing customers to competitors with more lenient billing practice standards which could appear more convenient to the customer.

We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.

Our infusion pumps are obtained from outside vendors. The majority of our pumps are electronic ambulatory infusion pumps which are supplied to us by three major suppliers: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). The loss or breakdown of our relationships with even one of these outside vendors could subject us to substantial delays in the delivery of our products to customers. Significant delays in the delivery of products could result in possible cancellation of orders and the loss of customers. Our inability to provide products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition, results of operations and cash flows.

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

Over the next two to three years we intend to actively pursue opportunities for the further expansion of our business through strategic alliances, joint ventures and/or acquisitions. Any future strategic alliances, joint ventures or acquisitions will depend on our ability to identify suitable partners or acquisition candidates, as the case may be, negotiate acceptable terms for such transactions and obtain financing, if necessary. Under the terms of the Credit and Guaranty Agreement with Kimberly-Clark (formerly I-Flow), we are not permitted to complete any business acquisitions. We also face competition for suitable acquisition candidates which may increase our costs. Acquisitions or other investments require significant managerial attention, which may be diverted from our other operations. Any future acquisitions of businesses could also expose us to unanticipated liabilities.

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

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK AND WARRANTS

The market price of our common stock and warrants has been, and is likely to remain, volatile and may decline in value.

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

Under the terms of the Credit and Guaranty Agreement with Kimberly-Clark (formerly I-Flow), we are not permitted to pay dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.

Holders of our warrants may not be able to exercise the warrants if we do not maintain an effective registration statement and current prospectus covering the shares of common stock underlying the warrants.

If we do not maintain an effective registration statement and a current prospectus covering the shares of common stock issuable upon exercise of our outstanding warrants or comply with applicable state securities laws, holders of our warrants may not be able to exercise the warrants issued by us. In order for holders of our warrants to be able to exercise the warrants, the shares of common stock underlying the warrants must be covered by an effective registration statement and a current prospectus or be qualified for sale or exempt from qualification under the applicable securities laws of the state in which the warrant holder resides. Although we cannot assure holders of our warrants that we will have a successful registration outcome with the SEC, we will use our best efforts to provide an effective registration statement and a prospectus covering the shares of our common stock underlying the outstanding warrants at all times when the market price of the common stock exceeds the exercise price of the warrants until the expiration of the warrants.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition to the shares of our common stock currently available for sale in the public market, shares of our common stock sold in past private placements (which include shares held by certain members of our board of directors) and the shares of common stock underlying our outstanding warrants are subject to registration rights. If the holders of these securities choose to exercise their registration rights, this would result in an increase in the number of shares of our common stock available for resale in the public market, which in turn could lead to a decrease in our stock price and a dilution of stockholders’ ownership interests. These factors could also make it more difficult for us to raise funds through future equity offerings. As of February 25, 2010 we had 18,749,144 shares of our common stock outstanding not including the 35,108,219 shares of common stock underlying our outstanding warrants.

Our Warrant Exchange Offer may not achieve our desired results.

On February 16, 2010, we offered to exchange shares of our common stock for any or all of our outstanding warrants. By offering warrantholders the opportunity to exchange their outstanding warrants for common stock, we hope to encourage warrantholders to exchange their warrants immediately so that we can eliminate or reduce the warrant overhang on our common stock and attract new equity investors. We also expect that the Exchange Offer will increase the number of holders of our common stock which we anticipate will facilitate our ability to list the common stock on a national securities exchange. If a significant number of warrantholders choose not to exchange their warrants for shares of common stock, we may be unsuccessful in removing the overhang, attracting new equity investors, and/or listing our common stock on a national securities exchange.

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

We do not own any real property. We lease office and warehouse space at 31700 Research Park Dr, Madison Heights, Michigan. We believe that such office and warehouse space is suitable and adequate for our business.

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

Units

Quarter ended	High	Low
December 31, 2009	$2.20	$2.10
September 30, 2009	$2.10	$2.10
June 30, 2009	$2.10	$2.10
March 31, 2009	$2.10	$2.10
December 31, 2008	$2.41	$1.76
September 30, 2008	$3.55	$1.75
June 30, 2008	$3.55	$2.60
March 31, 2008	$4.75	$2.75

Common Stock

Quarter ended	High	Low
December 31, 2009	$3.00	$2.15
September 30, 2009	$3.00	$2.15
June 30, 2009	$3.25	$2.08
March 31, 2009	$2.50	$1.52
December 31, 2008	$2.75	$1.75
September 30, 2008	$3.00	$2.00
June 30, 2008	$3.03	$2.20
March 31, 2008	$4.20	$2.50

Warrants

Quarter ended	High	Low
December 31, 2009	$.10	$.05
September 30, 2009	$.11	$.05
June 30, 2009	$.12	$.065
March 31, 2009	$.125	$.05
December 31, 2008	$.08	$.025
September 30, 2008	$.24	$.09
June 30, 2008	$.31	$.17
March 31, 2008	$.36	$.185

Holders of Common Equity

As of February 25, 2010, we had approximately 109 stockholders of record of our common stock. This does not include beneficial owners of our common stock, including Cede & Co., nominee of the Depository Trust Company.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Under the terms of the Credit and Guaranty Agreement with Kimberly-Clark (formerly I-Flow), we are not permitted to pay any dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	359,750	$1.85	1,127,058
Equity compensation plans not approved by security holders	Not Applicable	Not Applicable	Not Applicable
Total	359,750	$1.85	1,127,058

(1)	This amount includes 329,750 shares of common stock issuable upon the vesting of certain restricted stock awards (the “Restricted Stock Awards”) and 30,000 shares of common stock issuable upon the exercise of a vested stock option award (the “Stock Option”) made under the InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (the “Plan”) during the fiscal year ended December 31, 2009. This amount does not include 265,209 shares of common stock which vested under the terms of the Restricted Stock Awards during the fiscal year ended December 31, 2009.
(2)	Represents the exercise price of the Stock Option.

Stock Performance Graph

The graph set forth below compares the change in the our cumulative total stockholder return on our common stock between June 15, 2006, (the date that our common stock became separately tradeable from our units) and December 31, 2009 with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the same period. This graph assumes the investment of $100 on June 15, 2006 in our common stock and each of the comparison groups and assumes reinvestment of dividends, if any. We have not paid any dividends on our common stock, and no dividends are included in the report of our performance. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	6/15/06	12/29/06	12/31/07	12/31/08	12/31/09
InfuSystem Holdings, Inc. Common Stock	$100	$95.56	$70.94	$43.84	$41.12
Nasdaq Composite Index	$100	$112.65	$123.70	$73.55	$105.83
Nasdaq Biotechnology Index	$100	$109.14	$114.14	$98.54	$113.94

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

InfuSystem Holdings, Inc. and Subsidiary

You should read the following selected financial data together with our financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. We have derived the statement of operations data for the year ended December 31, 2006 and the balance sheet data as of December 31, 2007 and 2006 from our audited financial statements, which are not included in this report. Our historical results for any prior period are not necessarily indicative of results to be expected for any future period. The information for InfuSystem Holdings, Inc. for the fiscal year ended December 31, 2007 includes operations for InfuSystem from October 26, 2007 through December 31, 2007.

Statement of Operations Data (1)

(in thousands, except per share data)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net revenues	$38,964	$35,415	$6,582	$—
Total operating expenses	(33,636)	(30,629)	(8,079)	(20,824)
Total other (expense) income	(3,577)	6,080	(189)	14,003
Income tax expense	(977)	(907)	(1,110)	(1,038)
Net income (loss)	774	9,959	(2,796)	(7,859)
Net income (loss) per share — basic	$0.04	$0.56	$(0.15)	$(0.58)
Net income (loss) per share — diluted	$0.04	$0.53	$(0.15)	$(0.58)

Balance Sheet Data (at period end) (1)

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Total assets	$114,690	$116,220	$116,426	$100,298
Long-term debt, including current maturities	24,141	30,669	32,294	—
Stockholders’ equity	81,465	80,073	68,759	65,146

(1)	On October 25, 2007, we completed our acquisition of 100% of the issued and outstanding capital stock of InfuSystem from I-Flow pursuant to the terms of the Stock Purchase Agreement. InfuSystem’s results of operations are included in our Consolidated Statements of Operations from the date of the acquisition. For more information, see Note 3 “Acquisitions” to our Consolidated Financial Statements which are included in this Annual Report on Form 10-K.

Predecessor InfuSystem

The following historical information was derived from the audited financial statements of Predecessor InfuSystem for the period from January 1, 2007 to October 25, 2007 and the related notes and schedules thereto (“Predecessor InfuSystem”), which are included in this Annual Report on Form 10-K. Statement of operations data for fiscal years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 was derived from the audited financial statements of Predecessor InfuSystem, which are not included in this report.

Statement of Operations Data

	January 1, 2007 to October 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenues	$25,001	$31,716	$28,525
Cost of revenues	6,702	8,455	7,735
Total operating expenses	15,673	15,091	12,709
Income tax expense	1,086	3,094	2,938
Net income	1,777	4,963	5,093

Balance Sheet Data (at period end)

	December 31, 2006	December 31, 2005
Total assets	$27,628	$27,831
Stockholders’ equity	22,008	22,455

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Included in this Annual Report on Form 10-K are the results of operations of both the Company and Predecessor InfuSystem. The Company’s results of operations are presented for the fiscal years ended December 31, 2009, 2008 and 2007. The Company’s results of operations for the fiscal year ended December 31, 2007 include the operations of InfuSystem for a sixty seven day period from October 26, 2007 to December 31, 2007. The results of operations of Predecessor InfuSystem are presented for the period from January 1, 2007 to October 25, 2007, the date of consummation of the acquisition.

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

for net property, intangible assets and goodwill at fair value on the date of acquisition in accordance with ASC 805 (formerly SFAS No. 141, Business Combinations). Predecessor InfuSystem accounted for these items on a historical cost basis.

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

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2009

Revenues

Our revenue is predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the year ended December 31, 2009 was $38,964,000, a 10% improvement compared to $35,415,000 for the year ended December 31, 2008. The increase in revenues is primarily due to obtaining business at new customer facilities, improved operational efficiency tools which led to successful billing of older or delayed documentation, as well as increased reimbursement.

Management anticipates that new revenue growth will come from continuing to obtain business from new customer facilities, as well as the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer, as well as head, neck and gastric cancer. Another aspect of our business strategy is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions. We do not believe the current financial crisis will have a material adverse impact on our revenues or results of operations for at least the next twelve months.

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation and disposals related to our infusion pumps, was $10,327,000 for the year ended December 31, 2009, a 12% increase compared to $9,191,000 for the year ended December 31, 2008. The increase was primarily related to increased revenues, as well as higher pump repair and maintenance costs, offset by lower freight costs as compared to the prior period. As a percentage of revenues, cost of revenues remained consistent at approximately 26%.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2009 was $1,827,000, which was identical to the amount recognized for the year ended December 31, 2008. This represents the annual amortization expense associated with our Physician Relationships, which we amortize over 15 years. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Intangible Assets” included in Note 2 and “Goodwill and Intangible Assets” included in Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Provision for doubtful accounts

Provision for doubtful accounts for the year ended December 31, 2009 was $4,006,000, compared to $3,187,000 for the year ended December 31, 2008. The provision for doubtful accounts has increased slightly from 9% to 10% of revenues for the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase, as a percentage of revenue, is directly related to a slight increase in the mix of billings directly to patients, as compared to billings to third-party payors.

Selling and Marketing Expenses

For the year ended December 31, 2009, our selling and marketing expenses were $5,258,000, compared to $4,659,000 for the year ended December 31, 2008. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, travel and entertainment, marketing, share-based compensation, and other miscellaneous expenses. These expenses have remained fairly consistent as a percentage of revenues, at approximately 13% for the years ended December 31, 2009 and 2008.

General and Administrative Expenses

During the year ended December 31, 2009, our general and administrative expenses were $12,218,000, compared to $11,765,000 for the year ended December 31, 2008. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers’) salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. The expenses in total have decreased slightly from 33% to 31% of revenues for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease, as a percentage of revenues, for the year ended December 31, 2009 is primarily driven by a decrease in stock based compensation and a decrease in professional fees primarily related to significant efficiencies associated with the preparation and audit of our Annual Report on Form 10-K. These decreases were partially offset by the recognition of Steve Watkins’ (our former CEO) compensation and benefits in accordance with his separation agreement as described in Note 10 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Income and Expenses

During the year ended December 31, 2009, we recorded a loss on derivatives of $78,000, compared to a gain of $9,815,000 during the year ended December 31, 2008. These amounts represent an unrealized (loss) gain which resulted from the change in the fair value of our warrants, combined with an unrealized gain (loss) resulting from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2009, we recorded interest expense of $3,503,000, compared to $3,771,000 for the year ended December 31, 2008. These amounts consist of interest paid to Kimberly-Clark (formerly I-Flow) on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap and interest expense on capital leases for ambulatory pumps. The decrease is primarily the result of a decrease in interest expense on the term loan with Kimberly-Clark (formerly I-Flow). This was the result of a decrease in the outstanding balance due to significant principal payments made during the year ended December 31, 2009. This was partially offset by higher cash payments associated with our single interest rate swap, due to the LIBOR rate being significantly lower during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was also partially offset by interest expense related to new capital leases that we entered into during the year to finance the purchase of ambulatory pumps.

During the year ended December, 2009, we recorded income tax expense of $977,000, compared to $907,000 for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 was 55.43%, compared to 8.34% for the year ended December 31, 2008. The effective tax rate of 55.4% for the year ended December 31, 2009, as compared to the statutory rate of 34%, is primarily driven by permanent items including the current change in the valuation allowance on net deferred tax assets, the change in the net deferred tax liability on indefinite-lived goodwill and various state tax expenses. Please refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2008 through December 31, 2009.

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2008

Our results of operations for the year ended December 31, 2008 were not comparable with the prior period presented, as this was the first full calendar year where our results were solely and fully reflective of us as an operating company.

Our revenue for the fiscal year ended December 31, 2008 was $35,415,000. This was predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer.

Cost of revenues for the fiscal year ended December 31, 2008 was $9,191,000. This consisted of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on our infusion pumps.

Provision for doubtful accounts for the fiscal year ended December 31, 2008 was $3,187,000.

Amortization of our intangible assets for the fiscal year ended December 31, 2008 was $1,827,000. This represents the annual amortization expense associated with our Physician Relationships, which we are amortizing over 15 years. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Intangible Assets” included in Note 2 and “Goodwill and Intangible Assets” included in Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K

During the fiscal year ended December 31, 2008, our selling and marketing expenses were $4,659,000. Selling and marketing expenses during this period consisted of sales salaries, commissions, fringes and payroll-related items, travel and entertainment, marketing, stock-based compensation expense and other miscellaneous expenses.

During the fiscal year ended December 31, 2008, our general and administrative expenses were $11,765,000. General and administrative expenses during this period consisted primarily of administrative personnel (including management and officers) salaries, fringes and payroll-related items, share-based compensation expense, professional fees and other miscellaneous expenses.

During the fiscal year ended December 31, 2008, we recorded a gain on derivatives of $9,815,000. This amount represented an unrealized gain which resulted from the decline in the fair value of our warrants, offset partially by an unrealized loss as a result of the unfavorable change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the fiscal year ended December 31, 2008, we recorded interest expense of $3,771,000. This amount consisted of interest paid to Kimberly-Clark (formerly I-Flow) on our term loan, payments made on the interest rate swap, amortization of deferred debt issuance costs incurred in conjunction with the Kimberly-Clark (formerly I-Flow) term loan and other interest expense.

During the fiscal year ended December 31, 2008, we recorded income tax expense of $907,000. This amount consisted of federal, state and local tax provisions.

InfuSystem Holdings, Inc. Results of Operations for the Fiscal Year ended December 31, 2007

Our results of operations for the year ended December 31, 2007 are not comparable with other periods presented. Effective October 25, 2007, upon our acquisition of InfuSystem, we ceased to be a development stage company and became an operating company. Substantially all activity through October 25, 2007 related to our formation, initial public offering (the “IPO”) and efforts related to the acquisition of InfuSystem.

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

During the fiscal year ended December 31, 2007, our general and administrative expenses were $4,891,000. General and administrative expenses during this period consisted primarily of share-based compensation.

Liquidity and Capital Resources

As of December 31, 2009 we had cash resources of $7,750,000 compared to $11,513,000 at December 31, 2008. The decrease in cash available to us was primarily due to $8,565,000 in principal payments on our term loan with Kimberly-Clark (formerly I-Flow) and $4,612,000 in capital expenditures, partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the fiscal year ended December 31, 2009 was $9,708,000, compared to cash provided by operating activities of $10,897,000 for the fiscal year ended December 31, 2008. The decrease is attributable to changes in our working capital. The most significant change in working capital timing relates to our accounts receivable increasing during fiscal year ended December 31, 2009, which was primarily the result of an increase in billings and revenue in the month of December 2009 as compared to December 2008. Cash provided by operating activities, excluding changes in assets and liabilities, improved from $12,773,000 to $14,652,000 for the fiscal year ended December 31, 2009, compared to the fiscal year ended December 31, 2008.

Cash used in investing activities for the fiscal year ended December 31, 2009 was $4,611,000, compared to $1,044,000 for the fiscal year ended December 31, 2008. The increase is due to an increase in our purchases of infusion pumps predominantly for new customer accounts, expenditures associated with moving our office facilities, and our investment in customized software which will enable us to be more efficient in our billing processes and eliminate the need for significant amounts of paper. In addition, we did not repeat the one time acquisition-related cash inflow of $784,000 from I-Flow which took place in the first quarter of 2008.

Cash used in financing activities for the fiscal year ended December 31, 2009 was $8,860,000, compared to $2,300,000 for the fiscal year ended December 31, 2008. The increase is primarily due to a $5,294,000 excess cash flow principal prepayment and a scheduled increase in our quarterly principal payments on the Kimberly-Clark (formerly I-Flow) term loan.

As of December 31, 2009, we had cash and cash equivalents of $7,750,000, net accounts receivable of $5,517,000 and net working capital (excluding derivative liabilities) of $6,332,000, an increase compared to net working capital (excluding derivative liabilities) of $6,098,000 as of December 31, 2008. We have included in current liabilities $1,249,000 and $5,294,000, as of December 31, 2009 and 2008, respectively, for a projected excess cash flow principal prepayment as required by the term loan Credit and Guaranty Agreement dated as of October 25, 2007 with Kimberly-Clark (formerly I-Flow) (the “Credit and Guaranty Agreement”). Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months. We do not believe the current global economic and financial crisis will have a material adverse impact on our liquidity for at least the next twelve months.

The Kimberly-Clark (formerly I-Flow) term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2009, we believe we were in compliance with all such covenants, and also believe we will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends or complete any business acquisitions. On October 9, 2009, Kimberly-Clark Corporation and I-Flow Corporation announced a definitive agreement whereby Kimberly-Clark would acquire I-Flow in a cash tender offer and subsequent merger. As outlined in the credit agreement for the term loan, the agreement is binding upon and inures to the benefit of the Borrower, the Guarantors, the Lender, all future holders of the Term Loan and their respective successors and assigns.

Other than customary operating expenditures and payments of principal and interest on our loan from Kimberly-Clark (formerly I-Flow), cash requirements for the fiscal year ended December 31, 2010 are expected to consist primarily of capital expenditures for new infusion pumps. Management expects capital expenditures to be in the range of $4,000,000 to $5,000,000 during 2010. We may choose to pursue alternative financing options for some of these expenditures.

Contractual Obligations

As of December 31, 2009, future payments related to contractual obligations are as follows:

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$4,928	$16,757	$—	$—	$21,685
Capital Lease Obligations	573	1,318	565	—	2,456
Operating Lease Obligations	149	243	—	—	392

Total	$5,650	$18,318	$565	$—	$24,533

(1)	The table above does not include any potential payout to Kimberly-Clark (formerly I-Flow) associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Included in the operating lease obligations are future minimum lease payments as of December 31, 2009 under a lease agreement we entered into on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012.

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

Revenue Recognition

Our strategic focus is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that we rent to patients. We recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when we receive a physician’s order and assignment of benefits, signed by the physician and patient, respectively, and we have verified actual pump usage and insurance coverage and have successfully billed the payor. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows.

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for the quarter ended December 31, 2009. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of our gross billings for the fiscal year ended December 31, 2009. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

Accounts Receivable and Allowance for Doubtful Accounts

We have agreements with third-party payors which provide for payments at amounts different from established rates. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. We perform periodic analyses to assess the accounts receivable balances. We record an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

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

Warrants and Derivative Financial Instruments

On April 18, 2006, we consummated an initial public offering (“IPO”) of 16,666,667 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units to FTN Midwest Securities Corp., the underwriter of our IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for us to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

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

In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. We performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. For more information, please refer to the “Goodwill and Intangible Assets” discussion included in Note 5 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, Subsequent Events). This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. We adopted the provisions of this standard effective June 15, 2009. Please refer to the subsequent events footnote included in note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

At December 31, 2009, the principal plus accrued interest on our term loan with Kimberly-Clark (formerly I-Flow) was $21,685,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see the heading “Debt and other Long-term Obligations” under Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion of our term loan with Kimberly-Clark (formerly I-Flow).

At December 31, 2009, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $16,500,000 on December 31, 2009 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at December 31, 2009, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have decreased our cash flow and pretax earnings for the fiscal year ended December 31, 2009 by approximately $63,000, while a 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the fiscal year ended December 31, 2009 by approximately $180,000. The results of this sensitivity analysis are entirely attributable to our single interest rate swap, as changes of this magnitude to the LIBOR rate would have had no impact on our interest payments on the term loan, as they would have still resulted in a rate below the 3% LIBOR floor.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $2,025,000 at December 31, 2009. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock, and therefore, it is assumed that the company will be required to net-cash settle the contract. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, prior to October 25, 2007, the Company was in the development stage.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 3, 2010

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,750	$11,513
Accounts receivable, less allowance for doubtful accounts of $1,842 and $1,552 at December 31, 2009 and 2008, respectively; December 31, 2009 and 2008 include $0 and $72 due from Kimberly-Clark (I-Flow), respectively	5,517	4,168
Inventory	925	391
Prepaid expenses and other current assets	395	676
Deferred income taxes	125	—

Total Current Assets	14,712	16,748
Property & equipment, net	13,499	10,878
Deferred debt issuance costs, net	781	1,276
Goodwill	56,580	56,580
Intangible assets, net	28,911	30,738
Other assets	207	—

Total Assets	$114,690	$116,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,306	$1,012
Deferred income taxes	—	55
Other current liabilities	1,573	939
Derivative liabilities	2,670	2,592
Current portion of long-term debt; December 31, 2009 and 2008 include $4,928 and $8,565 payable to Kimberly-Clark (I-Flow), respectively	5,501	8,644

Total Current Liabilities	11,050	13,242
Long-term debt, net of current portion; December 31, 2009 and 2008 include $16,757 and $21,685 payable to Kimberly-Clark (I-Flow), respectively	18,640	22,025
Deferred income taxes	3,314	880
Other liabilities	221	—

Total Liabilities	$33,225	$36,147

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 18,734,144 and 18,512,671, respectively; outstanding 18,734,144 and 17,278,626, respectively	2	2
Additional paid-in capital	81,410	80,792
Retained earnings (deficit)	53	(721)

Total Stockholders’ Equity	81,465	80,073

Total Liabilities and Stockholders’ Equity	$114,690	$116,220

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net revenues	$38,964	$35,415	$6,582

Operating expenses:
Cost of revenues — Product and supply costs	6,200	5,422	923
Cost of revenues — Pump depreciation	4,127	3,769	697
Provision for doubtful accounts	4,006	3,187	584
Amortization of intangibles	1,827	1,827	335
Selling and marketing	5,258	4,659	649
General and administrative	12,218	11,765	4,891

Total Operating Expenses	33,636	30,629	8,079

Operating income (loss)	5,328	4,786	(1,497)

Other (loss) income:
(Loss) gain on derivatives	(78)	9,815	(3,294)
Interest income	4	36	3,879
Interest expense	(3,503)	(3,771)	(774)

Total other (loss) income	(3,577)	6,080	(189)

Income (loss) before income taxes	1,751	10,866	(1,686)
Income tax expense	(977)	(907)	(1,110)

Net income (loss)	$774	$9,959	$(2,796)

Net income (loss) per share:
Basic	$0.04	$0.56	$(0.15)
Diluted	$0.04	$0.53	$(0.15)
Weighted average shares outstanding:
Basic	18,609,797	17,940,952	18,299,600
Diluted	18,931,356	18,672,321	18,299,600

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock		Total Stockholders’ Equity
(in thousands, except share data)	Shares	Par Value $0.0001 Amount	Paid in Capital in Excess of Par	Retained (Deficit) Earnings	Shares	Amount
Balances at January 1, 2007	21,042	2	$73,028	$(7,884)	(2,417)	$—	$65,146
Adjustment to reflect actual conversion of 2,726,488 shares	(2,726)	—	3,262	—	—	—	3,262
Issuance of warrants	—	—	513	—	—	—	513
Amortization of stock-based compensation expense	—	—	1,750	—	—	—	1,750
Adjustment to deferred underwriting fee paid to FTN Midwest to reflect actual share redemption	—	—	884	—	—	—	884
Issuance of treasury stock for services	—	—	—	—	926	—	—
Net loss	—	—	—	(2,796)	—	—	(2,796)

Balances at December 31, 2007	18,316	2	$79,437	$(10,680)	(1,491)	$—	$68,759
Gross restricted shares issued upon vesting	275	—	—	—	—	—	—
Amortization of stock-based compensation expense	—	—	1,550	—	—	—	1,550
Issuance of treasury stock for services	—	—	—	—	257	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(78)	—	(195)	—	—	—	(195)
Net income	—	—	—	9,959	—	—	9,959

Balances at December 31, 2008	18,513	2	$80,792	$(721)	(1,234)	$—	$80,073
Gross restricted shares issued upon vesting	265	—	—	—	—	—	—
Common stock issued to employees	8
Amortization of stock-based compensation expense	—	—	753	—	—	—	753
Issuance of treasury stock for services	—	—	—	—	1,234	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	—	(135)	—	—	—	(135)
Net income	—	—	—	774	—	—	774

Balances at December 31, 2009	18,734	2	$81,410	$53	—	$—	$81,465

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
OPERATING ACTIVITIES
Net Income (Loss)	$774	$9,959	$(2,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on derivative liabilities	78	(9,815)	3,294
Provision for doubtful accounts	4,006	3,187	584
Depreciation	4,122	3,935	728
Amortization of intangible assets	1,827	1,827	335
Amortization of deferred debt issuance costs	495	642	134
Loss on disposal of assets	342	553	107
Stock-based compensation	753	1,550	1,750
Deferred income taxes	2,254	935	—
Withdrawal of interest earned on investments held in trust	—	—	5,815
Interest income on investments held in trust	—	—	(3,879)
Changes in assets and liabilities, net of effects of acquisitions:
Increase in current accounts receivable, net of provision	(5,355)	(1,835)	(698)
(Increase) decrease in other current assets	(253)	560	(431)
Increase in other assets	(207)	—	—
Increase (decrease) in accounts payable and other liabilities	872	(601)	(566)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,708	10,897	4,377

INVESTING ACTIVITIES
Capital expenditures	(4,612)	(1,733)	(553)
Proceeds from sale of property	1	10	—
Payment of deferred acquisition costs	—	(105)	(8,690)
Cash from trust, excluding interest earned	—	—	96,215
Cash received (paid) for acquisition from (to) I-Flow, net of cash acquired	—	784	(64,954)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,611)	(1,044)	22,018

FINANCING ACTIVITIES
Principal payments on term loan	(8,565)	(2,044)	(409)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(135)	(195)	—
Principal payments on capital lease obligations	(160)	(61)	—
Share conversion payments to stockholders	—	—	(16,359)
Capitalized debt issuance costs	—	—	(2,052)
Payment to FTN Midwest of deferred underwriting fees	—	—	(4,555)
Proceeds from issuance of warrants	—	—	513

NET CASH USED IN BY FINANCING ACTIVITIES	(8,860)	(2,300)	(22,862)

Net change in cash and cash equivalents	(3,763)	7,553	3,533
Cash and cash equivalents, beginning of period	11,513	3,960	427

Cash and cash equivalents, end of period	$7,750	$11,513	$3,960

The following table presents certain supplementary cash flow information for the years ended December 31, 2009, 2008 and 2007:

(in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash paid for interest (including swap payments)	$2,933	$3,115	$640
Cash paid for income taxes	$18	$533	$431
Supplementary non-cash activities:
Property acquired with a capital lease	$2,198	$480	$—
Additions to property (a)	$291	$14	$356
Origination of long term debt	$—	$—	$32,703
Current assets assumed in acquisition (b)	$—	$—	$8,499
Current liabilities assumed in acquisition (b)	$—	$—	$(3,206)
Treasury stock transactions (number of shares)	1,234	257	926
Gross issuance of vested restricted shares (number of shares)	265	275	—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2009, 2008 and 2007 but will be included as a cash outflow when paid.
(b)	See Note 3 — “Acquisitions”

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

The information in this Annual Report on Form 10-K includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009, 2008, and 2007, and stockholders’ equity from January 1, 2007 to December 31, 2009.

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

United States. The Company retains title to the pumps during this process. In addition, the Company sells or rents pole-mounted or ambulatory infusion pumps for use within the oncology practice and sells safety devices for cytotoxic drug transfer and administration.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned organizations. All intercompany transactions and account balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution and is fully insured with the Federal Deposit Insurance Corporation (FDIC) under the Transaction Account Guarantee Program (which has been extended until June 30, 2010).

Accounts Receivable and Allowance for Doubtful Accounts

The Company has agreements with third-party payors which provide for payments at amounts different from established rates. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered. The Company performs periodic analyses to assess the accounts receivable balances. It records an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

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

Following is an analysis of the allowance for doubtful accounts for InfuSystem Holdings, Inc. for the years ended December 31, 2009 and 2008 ($000’s):

	Balance at beginning of Period	Acquired in acquisition	Charged to costs and expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts — 2009	$1,552	—	$4,006	$(3,716)	$1,842
Allowance for doubtful accounts — 2008	$1,638	—	$3,187	$(3,273)	$1,552
Allowance for doubtful accounts — 2007	$—	$1,673	$584	$(619)	$1,638

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventory

Our Inventory consists of infusion pumps and related supplies and is stated at the lower of cost (determined on a first in, first out basis) or market. The Company records a period expense for inventory supplies obsolescence when incurred.

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

During the fiscal year ended December 31, 2009, the Company made ambulatory infusion pump purchases primarily from three suppliers. There are no supply agreements in place with any of the suppliers. All purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer.

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

the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment existed as of December 31, 2009.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. For more information, please refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

Intangible Assets

Intangible assets consist of trade names and physician relationships, both of which arose from the acquisition of InfuSystem. The Company amortizes the value assigned to the physician relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician. InfuSystem has long-standing relationships with numerous oncology clinics and physicians. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350 (formerly SFAS No. 142). The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. For more information, please refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% and 32% of its gross billings for the fiscal years ended December 31, 2009 and December 31, 2008, respectively. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 22% of its gross billings for the fiscal years ended December 31, 2009 and 2008. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings for the fiscal years ended December 31, 2009 and 2008.

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

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and 2009, the Company granted both restricted shares and stock options.

Share based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $753,000, $1,550,000 and $1,750,000, respectively. All 2007 share based compensation expense relates to the Company’s operations prior to the acquisition of InfuSystem.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Warrants and Derivative Financial Instruments

On April 18, 2006, the Company consummated its initial public offering (“ IPO”) of 16,666,667 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of its IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with Kimberly-Clark (formerly I-Flow). The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share computations:

	Year Ended December 31, 2009	Year Ended December 31, 2008		Year Ended December 31, 2007
Numerator:
Net income (loss) (in thousands)	$774	$9,959		$(2,796)
Denominator:
Weighted average common shares outstanding:
Basic	18,609,797	17,940,952	*	18,299,600
Dilutive effect of non-vested awards	321,559	731,369		—

Diluted	18,931,356	18,672,321		18,299,600
Net earnings (loss) per share:
Basic	$0.04	$0.56		$(0.15)
Diluted	$0.04	$0.53		$(0.15)

*	Includes, from April 25, 2008, the 1,234,044 shares referenced in Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2008, the Company was in the process of taking necessary administrative steps to effectuate issuance of the remaining 1,234,044 shares which were issued in February 2009.

For the years ended December 31, 2009, 2008 and 2007, the following warrants were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO and 1,357,717 warrants issued privately. For the year ended December 31, 2009, there were 100,479 vested stock options granted under the 2007 Stock Incentive Plan that were not included in the calculation as they would have an anti-dilutive effect. For the year ended December 31, 2008, there were 300,000 non-vested stock options granted under the 2007 Stock Incentive Plan that were not included in the calculation as they would have an anti-dilutive effect.

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

sheet date but before financial statements are issued or are available to be issued. The new standard also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard effective June 30, 2009.

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

No acquisitions occurred during 2009.

Entry into a Material Definitive Agreement

On September 29, 2006, the Company entered into a Stock Purchase Agreement with I-Flow, Acquisition Subsidiary and InfuSystem, a California corporation and wholly-owned subsidiary of I-Flow. Pursuant to the terms of the Stock Purchase Agreement, Acquisition Subsidiary purchased all of the issued and outstanding capital stock of InfuSystem. Concurrently with the acquisition, Acquisition Subsidiary merged with and into InfuSystem. After the merger, Acquisition Subsidiary ceased to exist as an independent entity and InfuSystem, as the surviving corporation, continued its corporate existence under the laws of the State of California. The name of the surviving corporation is InfuSystem, Inc. The Stock Purchase Agreement originally provided that in the event the acquisition of InfuSystem was not consummated by April 30, 2007, the Stock Purchase Agreement was terminable by the Company or I-Flow. On April 30, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 1 to the Stock Purchase Agreement extending the termination date from April 30, 2007 to June 29, 2007. On June 29, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 2 to the Stock Purchase Agreement extending the termination date from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 3 to the Stock Purchase Agreement extending the termination date from July 31, 2007 to October 1, 2007. On September 18, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into Amendment No. 4 to the Stock Purchase Agreement extending the termination date from October 1, 2007 to October 22, 2007. Amendment No. 4 to the Stock Purchase Agreement also amended the Stock Purchase Agreement to provide for, among other things, a reduction in the purchase price for InfuSystem from $140,000,000 to $100,000,000 and an earn-out provision.

The earn-out provision provides for a potential additional payment of up to $12,000,000 to be paid to Kimberly-Clark (formerly I-Flow) in 2011, provided that certain consolidated net revenue growth targets related to the Company’s operations are met. The contingent consideration is based upon the compound annual growth rate or “CAGR” of the Company’s consolidated net revenues over the three-year period ended December 31, 2010 as compared to InfuSystem’s 2007 net revenues, excluding certain revenues not part of InfuSystem’s core business. The additional payment, if any, would be paid in 2011. No additional payment will be made unless the Company achieves consolidated net revenue CAGR of at least 40% over the three-year period. The consolidated net revenue CAGR for the two-year period ended December 31, 2009 as compared to InfuSystem’s 2007 net

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions (Continued)

revenues, was 11%. The additional payment, if any, would range from $3,000,000 to $12,000,000, if and to the extent which consolidated net revenue CAGR for the three-year period exceeds 40%. The maximum potential amount of the contingent consideration is $12,000,000 and would be payable to Kimberly-Clark (formerly I-Flow) if the Company achieves a consolidated net revenue CAGR of 50% over the three-year period. Any amounts ultimately paid out in 2011 per the earn-out would increase Goodwill at the time of payment.

On October 17, 2007, the Company, I-Flow, InfuSystem and Acquisition Subsidiary entered into a Further Agreement Regarding Project Iceland (the Company’s acquisition of InfuSystem from I-Flow) pursuant to which the termination date was extended to November 1, 2008, the Company agreed to pay the termination fee of $3,000,000 unconditionally and I-Flow was able to purchase shares of the Company’s stock at its discretion from the third parties in privately negotiated or market transactions in order to increase the likelihood of shareholder approval.

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

Loan from I-Flow: Pursuant to the terms of the Stock Purchase Agreement, the secured promissory note payable to Kimberly-Clark (formerly I-Flow) was to be for a principal amount equal to the $100,000,000 purchase price, less the cash portion of the purchase price paid at closing. This resulted in a principal amount of $32,703,000, subject to the terms and conditions of the Credit and Guaranty Agreement dated as of October 25, 2007 by and among the Company, Acquisition Subsidiary and Kimberly-Clark (formerly I-Flow) (the “Credit and Guaranty Agreement”).

Acquisition Related Transaction Costs

Acquisition related transaction costs include legal and accounting fees and other external costs directly related to the acquisition. For the years ended December 31, 2009, 2008 and 2007, cash paid for acquisition related expenses was $0, $105,000 and $8,690,000, respectively, which related to the October 25, 2007 acquisition of InfuSystem.

Cash Payment to Shareholders

The Company paid $16,359,000 in cash to shareholders, who held 2,726,488 shares in the aggregate, and who voted against our acquisition of InfuSystem and elected to convert their shares of common stock into their pro rata portion of the proceeds of the trust account, of $6.00 per share.

Purchase Price Allocation

Pursuant to ASC 805 (formerly SFAS No. 141, Business Combinations), the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (trade name and physician relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill of $89,480,000 is expected to be deductible for tax purposes. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed is presented below (in thousands):

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

4.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Pump equipment	$20,142	$14,853
Furniture, fixtures, and equipment	1,832	571
Accumulated depreciation	(8,475)	(4,546)

Total	$13,499	$10,878

Included in “pump equipment” above is $2,678,000 and $480,000, as of December 31, 2009 and 2008, respectively, worth of pumps obtained under various capital leases. Included in “accumulated depreciation” above is $278,000 and $64,000, as of December 31, 2009 and 2008, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for 2009, 2008 and 2007 was $4,122,000, $3,935,000 and $728,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem is $56,580,000, and is based upon the final valuation analysis.

Impairment Testing

As of October 31, 2009, the Company performed its annual impairment test pursuant to ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets). The fair value of the Company’s single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company) valuation model which indicated that the fair value of its net assets exceeded the carrying value by approximately 16%. Based on the results of the valuation, the Company determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

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

The discount rate of 11.5% used in this impairment test was approximately 100 basis points higher than that used in the purchase price allocation as of October 25, 2007, and 50 basis points lower than that used in the impairment test as of October 31, 2008. An increase of 100 basis points in the discount rate, to 12.5%, would have also indicated that the fair value of the Company’s net assets exceeded the carrying value, and therefore no impairment of goodwill. A decrease of 100 basis points in the average annual earnings growth rate assumed or the terminal value growth rate assumed would likewise have indicated that the fair value of the Company’s net assets exceeded the carrying value, and therefore no impairment of goodwill. Impairment charges may occur in the future due to changes in the estimated discount rates or projected revenue growth rates, among other factors.

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

The relationship of the Company’s market capitalization to the carrying value of its net assets can impact estimates of these assumptions, and can therefore impact the Company’s judgment as to the fair value of its reporting unit when performing goodwill impairment tests. During 2009, the Company’s market capitalization remained fairly consistent with such experience in 2008. The Company evaluated the movement in its stock price along with its 2009 performance relative to expectations. In addition, the Company assessed several unique factors; an extremely thinly traded, closely held, illiquid stock, a significant “overhang” created by having nearly twice as many warrants as common shares outstanding and a lack of research or analyst coverage. Based on this evaluation, the Company concluded that neither the market capitalization at October 31, 2009, nor the change vs. the prior year, were definitive indicators of impairment.

The Company will continue to monitor operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

The Company tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Goodwill and Intangible Assets (Continued)

Identifiable Intangible Assets

The carrying amount and accumulated amortization of identifiable intangible assets as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Non-amortizable intangible assets:
Trade names	$5,500	$5,500
Amortizable intangible assets:
Physician Relationships	27,400	27,400

Total non-amortizable and amortizable intangible assets	32,900	32,900
Less accumulated amortization	(3,989)	(2,162)

Total identifiable intangible assets	$28,911	$30,738

Amortization expense for intangible assets for 2009, 2008 and 2007 was $1,827,000, $1,827,000 and $335,000 respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of December 31, 2009 is as follows (in thousands):

(in thousands)	2010	2011	2012	2013	2014
Amortization expense	$1,827	$1,827	$1,827	$1,827	$1,827

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

The fair value of the Company’s 33,750,502 warrants issued in connection with the IPO outstanding at December 31, 2009 and December 31, 2008 were liabilities of $2,025,000 or $0.06 per warrant and $1,519,000 or $0.045 per warrant, respectively.

At December 31, 2009, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $16,500,000 on December 31, 2009 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at December 31, 2009 and December 31, 2008 was a liability of $645,000 and $1,073,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with ASC 815 (formerly SFAS No. 133). The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “(Loss) gain on derivatives”.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Warrants and Derivative Financial Instruments (Continued)

Total derivative liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Warrant liability	$2,025	$1,519
Interest rate swap liability	645	1,073

Total	$2,670	$2,592

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,025	$2,025	$—	$—
Interest rate swap liability	645	—	645	—

Total	$2,670	$2,025	$645	$—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement between the Company and I-Flow dated as of October 25, 2007 (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At December 31, 2009, the rate in effect was 8.5%. The Company paid $8,565,000 in principal payments and $2,166,000 in cash interest payments to Kimberly-Clark (formerly I-Flow) during 2009.

On October 9, 2009, Kimberly-Clark Corporation and I-Flow Corporation announced a definitive agreement whereby Kimberly-Clark would acquire I-Flow in a cash tender offer and subsequent merger. As outlined in the credit agreement for the term loan, the agreement is binding upon and inures to the benefit of the Borrower, the Guarantors, the Lender, all future holders of the Term Loan and their respective successors and assigns.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital leases are as follows (in thousands):

	2010		2011	2012	2013	Total
Loan	$4,928	*	$16,757	$—	$—	$21,685
Capital Leases	573		631	687	565	2,456

Total	$5,501		$17,388	$687	$565	$24,141

*	Includes $1,249,000 projected excess cash flow principal prepayment to be made in the second quarter of 2010, as required by the term loan Credit and Guaranty Agreement.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and other Long-term Obligations (Continued)

The Kimberly-Clark (formerly I-Flow) term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of December 31, 2009, the Company believes it was in compliance with all such covenants, and also believes it will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the interest method through the maturity date of October 2011. Amortization of these costs for 2009, 2008 and 2007 was $495,000, $642,000 and $134,000, respectively, which was recorded in interest expense.

8.	Income Taxes

The components of consolidated provision for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Provision for Federal income taxes —
Current	$(1,306)	$(165)	$886
Deferred	2,205	877	—

Total provision for Federal income taxes	899	712	886

Provision for state and local income taxes —
Current	29	137	224
Deferred	49	58	—

Total provision for state and local income taxes	78	195	224

Consolidated provision for income taxes	$977	$907	$1,110

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

The significant components of net deferred income taxes as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Federal income tax assets –
Bad debt reserves	$99	$—
Stock based compensation	249	256
Interest Rate Swap	219	365
Net Operating Loss	1,780	1,503
Accrued Compensation	178	—
Alternative Minimum Tax Credit	42	—
Other	8	16
Valuation Allowance	(867)	(732)

Total deferred Federal income tax assets	1,708	1,408

Deferred Federal income tax liabilities –
Depreciation and asset basis differences	(1,653)	(556)
Amortization	(3,070)	(1,665)
Other	(67)	(64)

Total deferred Federal income tax liabilities	(4,790)	(2,285)

Net deferred Federal income tax liability	(3,082)	(877)
Net deferred state and local income tax liability	(107)	(58)

Net deferred income taxes	$(3,189)	$(935)

The classification of net deferred income taxes as of December 31, 2009 is summarized as follows:

	Current	Long-term	Total
Deferred tax assets	$194	$1,573	$1,767
Deferred tax liabilities	(69)	(4,887)	(4,956)

Net deferred income taxes	$125	$(3,314)	$(3,189)

The classification of net deferred income taxes as of December 31, 2008 is summarized as follows:

	Current	Long-term	Total
Deferred tax assets	$11	$1,418	$1,429
Deferred tax liabilities	(66)	(2,298)	(2,364)

Net deferred income taxes	$(55)	$(880)	$(935)

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes (Continued)

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	2009	2008	2007
Federal income tax provision at the statutory rate	34.00%	34.00%	34.00%
State and local income taxes, net of related Federal taxes	4.60%	1.78%	(13.31)%
Effect of change in tax rate	—	0.02%	—
Other Permanent Differences	2.49%	0.47%	(35.48)%
Non-deductible loss (gain) on warrant liability	9.76%	(33.27)%	(61.26)%
Valuation allowance	6.98%	(32.56)%	6.1%
Stock Based Compensation	—	23.53%	—
Prior year adjustments	(2.40)%	14.37%	4.1%

Income tax expense	55.43%	8.34%	(65.85)%

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At December 31, 2009 and 2008, valuation allowances of $940,000 and $785,000 respectively, were applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Following is an analysis of the deferred tax asset valuation allowance for InfuSystem Holdings, Inc. for the years ended December 31, 2009, 2008 and 2007 ($000’s):

	Balance at beginning of Period	Charged to costs and expenses	Deductions	Balance at end of Period
Valuation Allowance — 2009	$785	$(458)	$613	$940	*
Valuation Allowance — 2008	$4,401	$5	$(3,621)	$785
Valuation Allowance — 2007	$4,503	$87	$(189)	$4,401

*	Includes $867,000 and $73,000 in valuation allowance for federal and state income taxes, respectively.

As of December 31, 2009, net operating loss carryforwards of approximately $5.2 million were available for Federal income tax purposes for future years. These losses expire, if unused, at various dates from 2023 through 2025. Use of our net operating loss carryforwards and certain other future deductions could be restricted, in the event of future changes in our equity structure, by provisions contained in the Tax Reform Act of 1986.

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

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the year ended December 31, 2009, the Company recorded revenues of $160,000 from this arrangement. There was no outstanding receivable amount due as of December 31, 2009.

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

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date, and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holders. The Company has fully reserved the shares underlying the warrants as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). As a result, the warrants and

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

Effective September 7, 2009, Steve Watkins resigned as Chief Executive Officer and Director of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Watkins in which the Company will pay Mr. Watkins his annual base salary of $310,500 for a period of two years following the resignation date in accordance with the Company’s regular payroll practices. Also, the Company agreed to pay a bonus in the amount of $150,000 for the 2009 calendar year within thirty days of the resignation date; such amount was paid in October 2009. The Company will continue to pay for Mr. Watkins’ existing health insurance benefits for a period of two years following the resignation date. Additionally, any unvested portions of Mr. Watkins’ stock options and restricted share grants vested pro rata based upon his services to the Company as Chief Executive Officer during the 2009 calendar year.

The Company entered into an operating lease on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012. The approximate minimum future lease commitments are $149,000, $162,000 and $81,000 for 2010, 2011 and 2012, respectively.

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During 2008 and 2009, the Company granted restricted shares and stock options.

As of December 31, 2009, 1,127,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Share-based Compensation (Continued)

Restricted Shares

Restricted shares entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the years ended December 31, 2009 and 2008:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2008	—	N/A
Granted	796	$2.92
Vested	(197)	$2.90
Vested shares foregone to satisfy minimum statutory withholding	(78)	$2.90

Unvested at December 31, 2008	521	$2.94
Granted	133	$2.66
Vested	(213)	$2.93
Vested shares forgone to satisfy minimum statutory withholding	(52)	$2.86
Forfeitures	(65)	$2.87

Unvested at December 31, 2009	324	$2.86

As of December 31, 2009, there was $388,000 of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 3 years.

Stock Options

During 2009 and 2008, the Company granted 30,000 and 300,000 stock options, respectively, at an exercise price of $1.85 and $2.90 per share, respectively, which were the market prices on the date of grants.

Share-based compensation expense was determined based on the fair value of the options. The fair value of the options were calculated using the Black Scholes pricing model based on the following assumptions:

	2009	2008
Expected life	2.5 years	6.25 years
Risk free interest rate	1.38% - 1.42%	3.38%
Volatility	35% - 37%	41%
Dividend yield	0%	0%

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Share-based Compensation (Continued)

The following table summarizes stock option activity for the years ended December 31, 2009 and 2008:

	Number of options (In thousands)	Weighted average exercise price
Unvested at January 1, 2008	—		N/A
Granted	300		$2.90
Vested	—		N/A

Unvested at December 31, 2008	300		$2.90
Granted	30		$1.85
Vested	(130)		$2.66
Forfeitures	(200)		$2.90

Unvested at December 31, 2009	—	$	N/A

Stock-based compensation expense

The following table shows total stock-based compensation expense, related to all of the Company’s equity awards in accordance with ASC 718 (formerly SFAS No. 123(R)) (in thousands):

	December 31,
	2009	2008	2007
Restricted share expense	$700	$1,415	—
Stock option expense	53	135	—
Pre-IPO share grant expense	—	—	$1,750

Total stock-based compensation expense	$753	$1,550	$1,750

All 2007 share-based compensation expense relates to the Company’s operations prior to the acquisition of InfuSystem.

Forfeitures

As discussed in Note 10, in connection with Mr. Watkins’ separation agreement the stock options and restricted shares granted to him in connection with the 2007 Stock Incentive Plan vested pro rata based upon his services during 2009, with the remaining unvested portion forfeited. There were 59,000 restricted shares and 200,000 stock options forfeited by Mr. Watkins in 2009. There was an additional 6,000 restricted shares that were forfeited by other former employees in 2009. As a result of the forfeitures, an adjustment was made to decrease stock based compensation expense by $191,000 for the year ended December 31, 2009.

12.	Employee Benefit Plans

The Company has enacted a 401(k) defined contribution plan effective February 1, 2008. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

(formerly HAPC, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Employee Benefit Plans (Continued)

participant’s annual compensation. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual compensation. Participants vest in the Company’s contribution ratably over five years. Such Company matching contributions totaled $67,000 and $59,000 for the years ended December 31, 2009 and December 31, 2008, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

13.	Unaudited Quarterly Information

	Quarter Ended
(in thousands, except per share data)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net revenues	$9,227	$9,173	$9,902	$10,662
Gross margin	7,008	6,797	7,044	7,788
Total operating expenses	7,966	7,829	8,539	9,302
Total other (expense) income	(3,628)	1,155	(1,395)	291
(Loss) income before income taxes	(2,367)	2,499	(32)	1,651
Net (loss) income	(2,507)	2,760	(445)	966
(Loss) earnings per share — basic	(0.14)	0.15	(0.02)	0.05
(Loss) earnings per share — diluted	(0.14)	0.15	(0.02)	0.05
	Quarter Ended
(in thousands, except per share data)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net revenues	$8,530	$8,835	$8,958	$9,092
Gross margin	6,102	6,491	6,640	6,991
Total operating expenses	8,009	7,756	7,310	7,554
Total other income (expense)	4,276	(2,880)	4,455	229
Income (loss) before income taxes	4,797	(1,801)	6,103	1,767
Net income (loss)	4,797	(1,801)	5,704	1,259
Earnings (loss) per share — basic	0.29	(0.10)	0.31	0.07
Earnings (loss) per share — diluted	0.29	(0.10)	0.30	0.07

14.	Subsequent Events

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. The Company currently has 35,108,219 outstanding warrants. The exchange offer expires on March 17, 2010 at 5:00 PM EST, unless extended.

Holders of the Company’s warrants may exchange their warrants for either:

•	One (1) share of Common Stock for every thirty-five (35) Warrants tendered; or

•

One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agrees to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer.

The Company has performed an analysis of subsequent events and has concluded that there are no other significant subsequent events requiring disclosure as of the date the consolidated financial statements were issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

InfuSystem, Inc.:

We have audited the accompanying statements of income, stockholder’s equity, and cash flows of InfuSystem, Inc. (a California corporation) (the “Company”) (a wholly owned subsidiary of I-Flow Corporation (the “Parent”)) for the period from January 1, 2007 to October 25, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the operations and cash flows of InfuSystem, Inc. for the period from January 1, 2007 to October 25, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

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

Costa Mesa, California

March 20, 2008

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENT OF INCOME

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007

(Amounts in thousands)

For the Period From January 1, 2007 to October 25, 2007
NET REVENUES	$25,001

COST OF REVENUES	6,702

GROSS PROFIT	18,299

OPERATING EXPENSES:
Selling and marketing	3,390
General and administrative	12,283

Total operating expenses	15,673

OPERATING INCOME	2,626

INTEREST INCOME	237

INCOME BEFORE INCOME TAXES	2,863

INCOME TAX EXPENSE	1,086

NET INCOME	$1,777

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
BALANCE — January 1, 2007	100	$—	$8,544	$12,643	$21,187
Net dividends to Parent				(3,593)	(3,593)
Net income				1,777	1,777

BALANCE — October 25, 2007	100	$—	$8,544	$10,827	$19,371

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007

(Amounts in thousands)

For the Period January 1, 2007 to October 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,713
Provision for doubtful accounts receivable	4,971
Deferred taxes	(1,732)
Loss on disposal of property	255
Stock-based compensation	746
Changes in operating assets and liabilities:
Accounts receivable	(965)
Inventory supplies	(158)
Prepaid expenses and other current assets	(455)
Accounts payable	(1,131)
Accrued payroll and related expenses	716
Other current liabilities	670

Net cash provided by operating activities	7,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,912)
Proceeds from sale of property	231

Net cash used in investing activities	(2,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net capital distributions to parent	(4,339)

Net cash used in financing activities	(4,339)

NET INCREASE IN CASH	387
CASH — Beginning of year	1,956

CASH — End of period	$2,343

SUPPLEMENTAL CASH FLOW INFORMATION:
State income tax payments	$241

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES — Property acquisitions	$550

See notes to financial statements.

INFUSYSTEM, INC.

(A Wholly Owned Subsidiary of I-Flow Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2007 TO OCTOBER 25, 2007

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

In connection with the sale of the Company to InfuSystem Holdings, I-Flow incurred certain expenses related to the divestiture, including legal and professional fees that resulted directly from the sale transaction. Divestiture expenses incurred by I-Flow for the period from January 1, 2007 to October 25, 2007, were approximately $2,329,000. At the close of the sale of the Company, I-Flow received reimbursement of approximately $946,000 by InfuSystem Holdings of certain divestiture expenses incurred in 2006 and 2007. The divestiture expenses incurred were not reimbursed by the Company to I-Flow, and accordingly, the amounts, including the reimbursement by InfuSystem Holdings for divestiture expenses, are not included in the Company’s financial statements.

The Company provided certain administrative services to I-Flow for the period from January 1, 2007 to October 25, 2007, related to the I-Flow’s ON-Q PainBuster® Pain Management System (“ON-Q”). Specifically, the Company provided customer service, billings to third-party insurance, collections, and solicitation of managed care contracts with insurance companies on behalf of I-Flow and its ON-Q product line, primarily in ambulatory surgery centers (ASC’s). The Company was not reimbursed from I-Flow for these services.

The Company estimates that processing costs borne by the Company for ON-Q billings and reflected in its financial statements for the period from January 1, 2007 to October 25, 2007, were approximately $1,101,000. The estimated expense for the period from January 1, 2007 to October 25, 2007, consisted of approximately $459,000 in direct payroll expenses and $642,000 of indirect or allocated expenses.

I-Flow also provided certain administrative services to the Company during the same time periods. Costs incurred by I-Flow on behalf of the Company that were clearly applicable to the Company were charged to the Company and included the following administrative services:

•

I-Flow provided workers’ compensation insurance to employees of the Company. The Company’s financial statements for the period from January 1, 2007 to October 25, 2007 include workers’ compensation insurance expense of approximately $21,000, which was recorded in general and administrative expenses.

•

Many of the Company’s employees received stock options and other stock-based awards relating to the stock of I-Flow. I-Flow determined the expense based on the outstanding stock-based awards granted specifically to employees of the Company. Stock-based compensation expense reflected in the Company’s financial statements for the period from January 1, 2007 to October 25, 2007, which includes the expense related to the immediate vesting of the restricted stock units and stock options of the executives in connection with the close of the sale were as follows:

For the Period January 1, 2007 to October 25, 2007
Selling and marketing expenses	$116,000
General and administrative expenses	630,000

Total stock-based compensation expense	$746,000

•

Although the Company files a consolidated and certain combined state tax returns with its Parent, the Company recorded income taxes payable as a result of preparing its financial statements on a separate tax return basis. Income taxes payable and excess stock option income tax benefits totaling $2,297,000 for the period from January 1, 2007 to October 25, 2007, were recognized as contributions from I-Flow.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition — Rental revenue in the oncology market is the Company’s strategic focus. The Company does not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectibility is reasonably assured, at the point in which a certificate of medical necessity and assignment of benefits, signed by the physician and patient, respectively, have been received by the Company, and the Company has verified actual pump usage and insurance coverage. Rental revenue from electronic infusion pumps is recognized as earned over the term of the related rental agreements, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors, such as Medicare, Medicaid, and commercial insurance carriers. Provision is made currently to reduce revenue to the estimated allowable amount per such contractual rates. For the period from January 1, 2007 to October 25, 2007 revenue from Medicare accounted for 32% of total revenue. For the period from January 1, 2007 to October 25, 2007, revenue from Blue Cross Blue Shield accounted for 21% of total revenue. For the period from January 1, 2007 to October 25, 2007, revenue from Medicaid accounted for 5% of total revenue.

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

Accounting for Stock-Based Compensation — I-Flow, the former parent company, historically granted stock-based awards to certain officers and employees of the Company. Total stock-based compensation expense incurred by the Company related to stock options and stock grants by I-Flow to the Company’s employees for the period from January 1, 2007 to October 25, 2007, was $746,000. The stock-based compensation expense recorded for the period from January 1, 2007 to October 25, 2007, includes a) approximately $583,000 of expense related to the restricted stock units and stock options granted to the Company’s executives that immediately vested upon the sale of the Company on October 25, 2007, pursuant to the change in control agreements in effect and b) approximately $142,000 of expense reversal related to the true up of actual forfeitures on stock options and stock grants that were cancelled for all other employees by I-Flow due to the sale of the Company.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense based on estimated fair values for all equity-based compensation made to employees and directors. SFAS No. 123(R) replaces the guidance in FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. In accordance with the modified prospective application transition method, the Company’s financial statements for prior periods do not have to be restated to reflect, and do not include, the impact of ASC 718. Prior to the adoption of ASC 718, the Company accounted for stock-based awards to officers and employees using the intrinsic value method in accordance with APB 25 and adopted the disclosure-only alternative of FASB Statement No. 123. Because the Company had adopted the disclosure-only provisions of FASB Statement No. 123, no compensation cost was recognized in 2005 for stock option grants to employees and officers with exercise prices at least equal to the fair market value of the underlying shares at the grant date.

FASB Statement No. 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including volatility, expected life of awards, risk-free interest rates, and expected dividends. The expected volatility is based on the historical volatility of the price of I-Flow’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees and non-employee directors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted to employees of the Company for the period from January 1, 2007 to October 25, 2007.

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

FASB Statement No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Excess tax benefits that were attributed to the share-based compensation expense are currently reflected in contributions from Parent as a result of the Company preparing its financial statements on a separate tax return basis (see Note 4).

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

Stock Options — Options granted under the 2001 Plan became exercisable at such times as determined by the I-Flow compensation committee of the board of directors or the I-Flow board of directors itself. Options granted to officers and employees of the Company generally have an exercise price equal to the market price of the I-Flow’s stock at the date of the grant, with vesting and contractual terms of five years. Options generally provide for accelerated vesting if there is a change in control for I-Flow (as defined in the 2001 Plan or, as applicable, the officers’ employment and change in control agreements). I-Flow issues new shares upon the exercise of stock options. Pursuant to the change in control agreements entered into with I-Flow and the Company’s executives, all unvested stock options would immediately vest upon the sale of the Company and would remain exercisable for 30 days after the closing date of the transaction. All unvested stock options that were granted to nonexecutive employees were cancelled by I-Flow as of

October 25, 2007. All vested but unexercised stock options would remain exercisable for 30 days after the closing date of the transaction for nonexecutive employees. A summary of all the Company’s outstanding options as of October 25, 2007, and of changes in options outstanding for the period from January 1, 2007 to October 25, 2007 is as follows.

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding — January 1, 2007	230,386	$12.42
Options granted
Options exercised	(102,203)	11.39
Options forfeited or expired	(979)	6.38

Options outstanding — October 25, 2007	127,204	13.29	0.15	$707,605

Options vested and exercisable — October 25, 2007	127,204	13.29	0.15	$707,605

The above table excludes equity awards granted to sales representatives and sales management with exercise prices below fair market value. Such awards have been included in the restricted stock units table below.

No options were granted for the period from January 1, 2007 to October 25, 2007. The total intrinsic value of options exercised for the period from January 1, 2007 to October 25, 2007 was $761,000.

The following table summarizes information concerning outstanding and exercisable options for employees of the Company for the purchase of I-Flow’s common stock for all plans and grants as of October 25, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Average Weighted- Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.33–$ 1.33	4,000	0.08	$1.33	4,000	$1.33
$ 1.66–$ 1.66	13,055	0.12	1.66	13,055	1.66
$ 4.40–$ 4.40	151	0.08	4.40	151	4.40
$11.41–$11.41	661	0.08	11.41	661	11.41
$11.52–$11.52	4,337	0.11	11.52	4,337	11.52
$13.52–$13.52	1,000	0.08	13.52	1,000	13.52
$13.55–$13.55	57,000	0.16	13.55	57,000	13.55
$14.03–$14.03	2,000	0.08	14.03	2,000	14.03
$17.58–$17.58	45,000	0.15	17.58	45,000	17.58

Total	127,204	0.15	13.29	127,204	13.29

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

The following table provides a summary of the Company’s restricted stock units as of October 25, 2007, and of changes in restricted stock units outstanding under the 2001 Plan for the period from January 1, 2007 to October 25, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested shares outstanding — January 1, 2007	85,140	$13.76
Shares issued	10,000	16.43
Shares vested or released	(69,475)	14.05
Shares forfeited	(25,665)	14.01

Nonvested shares outstanding — October 25, 2007	—

The total value of shares vested during the period from January 1, 2007 and October 25, 2007 was approximately $976,000.

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

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 are effective for reporting periods beginning after December 15, 2006. The Company adopted FIN No. 48 effective January 1, 2007. See Note 4 on Income Taxes for additional information, including the effects of the adoption on the Company’s financial statements.

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

At inception, the Company received capital contributions of approximately $3,321,000 from I-Flow, which were used primarily in the acquisition of the Company’s operations. Net contributions from and distributions to I-Flow for the period from January 1, 2007 to October 25, 2007 were as follows:

For the Period January 1, 2007 to October 25, 2007
Stock-based compensation expense charges	$746,000
Workers’ compensation insurance charges	21,000
Excess stock option income tax benefit	522,000
Income tax liability forgiveness by Parent	1,775,000
Net cash to the Parent	(6,657,000)

Net dividends to Parent	$(3,593,000)

4.	Income Taxes

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

The income tax provision for the period from January 1, 2007 to October 25, 2007 is summarized as follows:

For the Period January 1, 2007 to October 25, 2007
Current:
Federal	$2,278,000
State	161,000

Subtotal	2,439,000

Deferred:
Federal	(1,323,000)
State	(30,000)

Subtotal	(1,353,000)

Total income tax provision	$1,086,000

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

For the Period January 1, 2007 to October 25, 2007
Tax at federal statutory rate	34.0%
State income taxes — net of federal benefit	3.9

Total	37.9%

Although the Company files a consolidated and certain combined state tax returns with its Parent, the Company recorded income taxes payable as a result of preparing its financial statements on a separate tax return basis. Income taxes payable and excess stock option income tax benefits totaling $2,297,000 for the period ended October 25, 2007 were recognized as contributions from the Parent.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 25, 2007, the Company has approximately $100,000 of additional accrued interest and approximately $82,000 of penalties related to uncertain tax positions related to the FIN No. 48 liability balance as of January 1, 2007. An additional $98,000 relating to additional state tax liabilities and $25,000 related to penalties was identified in the current year ended October 25, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$1,198,000
Gross increases for tax positions of prior years	157,000
Gross increases for tax positions of current year	123,000

Unrecognized tax benefits balance at October 25, 2007	$1,478,000

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

5.	Commitments and Contingencies

Concentrations of Credit Risk — The Company maintains cash deposits within a single depository institution in excess of federally insured limits.

Leases — The Company entered into leases in July 2002 for approximately 14,000 square feet of general office space and approximately 4,000 square feet of warehouse space in Madison Heights, MI. Both leases have a term of five years. In July 2007, both leases were renewed and extended for one additional year. Future minimum lease payments under these leases total $115,000 in 2008. Rent expense for the period from January 1, 2007 to October 25, 2007 was $187,000, which was recorded in general and administrative expenses.

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

6.	Employee Benefit Plan

Employees of the Company working more than 1,040 hours annually were able to participate in I-Flow’s 401(k) retirement plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $72,000 for the period from January 1, 2007 to October 25, 2007 and were included in general and administrative expenses in the accompanying financial statements. The Company does not provide postretirement or postemployment benefits to its employees.

7.	Related-Party Transactions

Steve Watkins, President of the Company, owns 5% of Tu-Effs Limited Partnership, which owns the premises currently leased by the Company. Rent expense for the leased premises was $187,000 for the period from January 1, 2007 to October 25, 2007, which were recorded in general and administrative expenses.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Annual Report on Form 10-K, as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, which audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009 which appears on page 72.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.:

We have audited the internal control over financial reporting of InfuSystem Holdings, Inc. and Subsidiary (formerly HAPC, Inc.) (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company being in the development stage prior to October 25, 2007.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 3, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

	3.	Exhibits

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (5)

3.3	By-Laws (1)

3.4	Amended and Restated By-Laws (2)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (16)

3.6	Amended and Restated By-Laws (20)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Common Stock Certificate (4)

4.3	Specimen Warrant Certificate (4)

4.4	Form of Warrant Agreement between Registrant and Mellon Investor Services LLC (2)

4.5	Form of Purchase Option granted to FTN Midwest Securities Corp. (4)

4.6	Form of Warrant issued to Sean McDevitt (7)

4.7	Unit Purchase Option Clarification Agreement, dated as of February 9, 2007, by and between Registrant and FTN Midwest Securities Corp. (8)

4.8	Warrant, dated as of April 12, 2007, issued to Sean McDevitt (9)

4.9	Form of Warrant between Registrant and each of Sean McDevitt, John Voris, Wayne Yetter, Jean Pierre Millon and Erin Enright. (12)

10.1	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among Registrant, Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (22)

10.2	Form of Stock Transfer Agency Agreement (2)

10.3	Stock Purchase Agreement, dated as of September 29, 2006, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (6)

10.4	Amendment No. 1 to Stock Purchase Agreement, dated as of April 30, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (9)

10.5	Amendment No. 2 to Stock Purchase Agreement, dated as of June 29, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (10)

10.6	Amendment No. 3 to Stock Purchase Agreement, dated as of July 31, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (11)

10.7	Amendment No. 4 to Stock Purchase Agreement, dated as of September 18, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc., InfuSystem, Inc. and I-Flow Corporation (14)

10.8	Subscription Agreement, dated as of April 12, 2007, between Registrant and Sean McDevitt (9)

10.9	Form of Subscription Agreement between Registrant and each of Sean McDevitt, John Voris, Wayne Yetter, Jean Pierre Millon and Erin Enright (12)

10.10	Memorandum of Intent, dated as of September 12, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (13)

Exhibit Number	Description of Document
10.11	Further Agreement Regarding Project Iceland, dated as of October 17, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (15)

10.12	Acknowledgment and Agreement, dated as of October 8, 2007, by and among Registrant, I-Flow Corporation, InfuSystem, Inc. and Iceland Acquisition Subsidiary, Inc. (16)

10.13	Credit and Guaranty Agreement, dated as of October 25, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc. and I-Flow Corporation (16)

10.14	Security Agreement, dated as of October 25, 2007, by and among Registrant, Iceland Acquisition Subsidiary, Inc. and I-Flow Corporation (16)

10.15	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Sean Whelan (17)

10.16	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Janet Skonieczny (17)

10.17	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (19)

10.18	Separation Agreement, dated August 28, 2009, by and between Registrant and Steve Watkins (22)

14.1	Code of Ethics (3)

21.1	Subsidiaries of Registrant (18)

23.1	Consent of Deloitte & Touche LLP *

23.2	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.
(2)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on December 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on January 17, 2006.
(4)	Incorporated by reference to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 3, 2006.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 24, 2006.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 4, 2006.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 3, 2007.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 14, 2007.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 4, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 5, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 1, 2007.

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 12, 2007.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2007.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 21, 2007.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 22, 2007.
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 31, 2007.
(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 16, 2007.
(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 24, 2008.
(19)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008.
(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 22, 2008.
(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filled on September 1, 2009.
(22)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 3, 2010	By:	/s/ SEAN MCDEVITT
Sean McDevitt
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 3, 2010	/s/ SEAN MCDEVITT
Sean McDevitt
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 3, 2010	/s/ SEAN WHELAN
Sean Whelan
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 3, 2010	/s/ SEAN MCDEVITT
Sean McDevitt
Chairman of the Board

Date: March 3, 2010	/s/ JOHN VORIS
John Voris
Director

Date: March 3, 2010	/s/ PAT LAVECCHIA
Pat LaVecchia
Director

Date: March 3, 2010	/s/ WAYNE YETTER
Wayne Yetter
Director

Date: March 3, 2010	/s/ JEAN-PIERRE MILLON
Jean-Pierre Millon
Director

Date: March 3, 2010	/s/ DAVID DREYER
David Dreyer
Director

Date: March 3, 2010	/s/ JAMES FREDDO
James Freddo
Director