Form 10-Q
period 2010-03-31
InfuSystem Holdings, Inc
filed 2010-05-05
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware		20-3341405
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☒

As of May 4, 2010, 19,764,635 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,718	$7,750
Accounts receivable, less allowance for doubtful accounts of $2,156 and $1,842 at March 31, 2010 and December 31, 2009, respectively	6,516	5,517
Inventory	651	925
Prepaid expenses and other current assets	609	395
Deferred income taxes	125	125

Total Current Assets	15,619	14,712
Property & equipment, net	12,720	13,499
Deferred debt issuance costs, net	673	781
Goodwill	56,580	56,580
Intangible assets, net	29,068	28,911
Other assets	214	207

Total Assets	$114,874	$114,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,337	$1,306
Other current liabilities	1,713	1,573
Derivative liabilities	1,043	2,670
Current portion of long-term debt; March 31, 2010 and December 31, 2009 include $5,337 and $4,928 payable to Kimberly-Clark (I-Flow), respectively	6,047	5,501

Total Current Liabilities	10,140	11,050
Long-term debt, net of current portion; March 31, 2010 and December 31, 2009 include $15,531 and $16,757 payable to Kimberly-Clark (I-Flow), respectively	17,713	18,640
Deferred income taxes	3,314	3,314
Other liabilities	138	221

Total Liabilities	$31,305	$33,225

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 19,764,635 and 18,734,144, respectively	2	2
Additional paid-in capital	83,526	81,410
Retained earnings	41	53

Total Stockholders’ Equity	83,569	81,465

Total Liabilities and Stockholders’ Equity	$114,874	$114,690

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
(in thousands, except per share data)	2010	2009
Net revenues	$10,934	$9,227
Operating expenses:
Cost of Revenues — Product and supply costs	1,675	1,270
Cost of Revenues — Pump depreciation and disposals	1,139	840
Provision for doubtful accounts	1,393	969
Amortization of intangibles	487	457
Selling and marketing	1,442	1,320
General and administrative	3,306	3,110

Total Operating Expenses	9,442	7,966

Operating income	1,492	1,261
Other loss:
Loss on derivatives	(389)	(2,642)
Interest expense	(805)	(986)

Total other loss	(1,194)	(3,628)

Income (loss) before income taxes	298	(2,367)
Income tax expense	(310)	(140)

Net loss	(12)	(2,507)

Net loss per share:
Basic & Diluted	0.00	(0.14)
Weighted average shares outstanding:
Basic & Diluted	18,903,611	18,531,838

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net Loss	$(12)	$(2,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on derivatives	389	2,642
Provision for doubtful accounts	1,393	969
Depreciation and loss on disposal of pumps	1,206	981
Amortization of intangible assets	487	457
Amortization of deferred debt issuance costs	107	143
Stock-based compensation	100	278
Changes in assets and liabilities:
Increase in current accounts receivable, net of provision	(2,392)	(1,437)
Decrease (increase) in other current assets	60	(391)
Increase in other assets	(7)	—
Increase in accounts payable and other liabilities	132	134

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,463	1,269

INVESTING ACTIVITIES
Capital expenditures	(537)	(586)
Proceeds from sale of property	—	1

NET CASH USED IN INVESTING ACTIVITIES	(537)	(585)

FINANCING ACTIVITIES
Principal payments on term loan	(818)	(818)
Principal payments on capital lease obligations	(140)	(21)

NET CASH USED IN FINANCING ACTIVITIES	(958)	(839)

Net change in cash and cash equivalents	(32)	(155)
Cash and cash equivalents, beginning of period	7,750	11,513

Cash and cash equivalents, end of period	7,718	11,358

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$686	$826
Cash paid for income taxes	$7	$10
NON-CASH TRANSACTIONS
Additions to property (a)	$84	$366
Property acquired pursuant to a capital lease	$576	$—
Gross issuance of vested restricted shares (number of shares)	25	25

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of March 31, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. (formerly HAPC, INC.) and its consolidated subsidiary, InfuSystem, Inc. (“InfuSystem,” together with InfuSystem Holdings, Inc., the “Company”) as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for an entire year.

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

Substantially all of the Company’s receivables are related to providing healthcare services to patients. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payor. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations, and cash flows.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The

Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment indicators existed as of March 31, 2010.

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

Intangible Assets

Intangible assets consist of trade names, physician relationships and software. The trade names and physician relationships arose from the acquisition of InfuSystem. Software is amortized on a straight-line basis over 3 years. The Company amortizes the value assigned to the physician relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician. InfuSystem has long-standing relationships with numerous oncology clinics and physicians. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350 (formerly SFAS No. 142). The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for the quarter ended March 31, 2010. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the quarter ended

March 31, 2010. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

Share based compensation expense recognized for the three months ended March 31, 2010 was $100,000, compared to $278,000 for the three months ended March 31, 2009.

Warrants and Derivative Financial Instruments

On April 18, 2006, the Company consummated its initial public offering (“IPO”) of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of its IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate 1,015,489 shares of Common Stock in exchange for the tendered Warrants. After the exchange, there are 8,329,638 publicly held warrants and 1,142,858 privately held warrants outstanding.

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

In accordance with ASC 815, the 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Loss on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “Loss on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,142,858 at an issue price of $.70 per warrant or a total issue price of $800,000.

ASC 815 (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In December 2007, the Company entered into a single interest rate swap to hedge the exposure associated with its floating rate debt. The Company has elected not to designate the swap as a cash flow hedge, in accordance with ASC 815. The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Loss on derivatives”.

Deferred Debt Issuance Costs

Capitalized debt issuance costs include those associated with the Company’s term loan with Kimberly-Clark (formerly I-Flow). The Company classifies the costs as non-current assets and is amortizing the costs using the interest method through the maturity date of October 2011. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss (in thousands)	$(12)	$(2,507)
Denominator:
Weighted average common shares outstanding:
Basic	18,903,611	18,531,838
Dilutive effect of nonvested awards	—	—

Diluted	18,903,611	18,531,838
Net loss per share:
Basic & Diluted	$0.00	$(0.14)

For the three months ended March 31, 2010 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately, 298,000 in non-vested restricted share grants granted under the 2007 Stock Incentive Plan, and 130,479 in vested stock options granted under the 2007 Stock Incentive Plan. For the three months ended March 31, 2009 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO, 1,357,717 warrants issued privately, 496,000 in non-vested restricted share grants granted under the 2007 Stock Incentive Plan, and 330,000 non-vested stock options granted under the 2007 Stock Incentive Plan.

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

No acquisitions occurred during the three months ended March 31, 2010.

Additional Contingent Payment

The Stock Purchase Agreement related to the acquisition of InfuSystem also provides for a potential additional payment of up to $12,000,000, or the earn-out, to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company’s future operations are met. Any amounts ultimately paid out in 2011 per the earn-out will increase Goodwill at the time of payment. No additional payment will be made unless the Company achieves consolidated net revenue CAGR of at least 40% over the three-year period. The consolidated net revenue CAGR for the two-year period ended December 31, 2009 as compared to InfuSystem’s 2007 net revenues, was 11%.

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31,	December 31,
	2010	2009
Pump equipment	$20,942	$20,142
Furniture, fixtures and equipment	1,228	1,832
Accumulated depreciation	(9,450)	(8,475)

Total	12,720	$13,499

Included in “pump equipment” above is $3,255,000 and $2,678,000, as of March 31, 2010 and December 31, 2009, respectively, worth of pumps obtained under various capital leases. Included in “accumulated depreciation” above is $426,000 and $278,000, as of March 31, 2010 and December 31, 2009, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense and loss on pump disposals for the three months ended March 31, 2010 and 2009 was $1,206,000 and $981,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

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

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician relationships	27,400	27,400
Software	752	—

Total nonamortizable and amortizable intangible assets	33,652	32,900
Less accumulated amortization	(4,584)	(3,989)

Total identifiable intangible assets	29,068	$28,911

Amortization expense for intangible assets for the three months ended March 31, 2010 and 2009 was $487,000 and $457,000, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of March 31, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$2,072	$2,072	$1,950	$1,827	$1,827

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

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate of 1,015,489 shares of Common Stock in exchange for the tendered Warrants. There are 8,329,638 publicly held warrants (issued in connection with the IPO) and 1,142,858 privately held warrants remaining after the exchange.

The fair value of the Company’s 8,329,638 and 33,750,502 warrants issued in connection with the IPO outstanding at March 31, 2010 and December 31, 2009, respectively, were liabilities of $583,000 or $0.07 per warrant and $2,025,000 or $0.06 per warrant, respectively.

At March 31, 2010, the Company had a single interest rate swap agreement in effect to fix its LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $16,000,000 on March 31, 2010 and a fixed rate of 4.29%. The fair value of the Company’s interest rate swap outstanding at March 31, 2010 and December 31, 2009 was a liability of $460,000 and $645,000, respectively. The Company has elected not to designate the swap as a cash flow hedge, in accordance with ASC 815 (formerly SFAS No. 133). The fair value of the swap is therefore shown on the Company’s balance sheet and the unrealized changes in the value of the swap are shown in the Company’s statement of operations within “Loss on derivatives”.

Total derivative liabilities are as follows (in thousands):

	March 31, 2010	December 31, 2009
Warrant liability	$583	$2,025
Interest rate swap liability	460	645

Total	$1,043	$2,670

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$583	$583	$—	$—
Interest rate swap liability	$460	—	460	—

Total	$1,043	$583	$460	—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,025	$2,025	$—	$—
Interest rate swap liability	$645	—	645	—

Total	$2,670	$2,025	$645	—

7.	Debt and other Long-term Obligations

The Company entered into a $32,703,000 term loan from I-Flow, subject to the Credit and Guaranty Agreement between the Company and I-Flow dated as of October 25, 2007 (the “Credit and Guaranty Agreement”). The loan expires on October 25, 2011. On November 24, 2009, Kimberly-Clark Corporation acquired I-Flow in a cash tender offer and subsequent merger. As outlined in the credit agreement for the term loan, the agreement is binding upon and inures to the benefit of the Borrower, the Guarantors, the Lender, all future holders of the Term Loan and their respective successors and assigns.

The loan bears interest at LIBOR (subject to a 3% floor) plus 5.5%, or Prime (subject to a 4% floor) plus 4.5%, at the Company’s option. The loan is a variable rate loan and therefore fair value approximates book value. At March 31, 2010, the rate in effect was 8.5%. The Company paid $818,000 in principal payments and $461,000 in cash interest payments to I-Flow during the three months ended March 31, 2010.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital leases are as follows (in thousands):

	4/1/10–12/31/10		2011	2012	2013	2014	Total
Loan	$4,111	*	$16,757	$—	$—	$—	$20,868
Capital Lease	533		766	834	725	34	$2,892

Total	$4,644		$17,523	$834	725	34	$23,760

*	Includes $1,249,000 excess cash flow principal prepayment that was made on April 8, 2010, as required by the term loan Credit and Guaranty Agreement.

The Kimberly-Clark (I-Flow) term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of March 31, 2010, the Company believes it was in compliance with all such covenants, and also believes it will remain in compliance for at least the next 12 months. In addition, under the terms of the Credit and Guaranty Agreement, the Company is not permitted to pay any dividends, purchase, redeem, issue or retire any equity interests (including common stock and warrants) or complete any business acquisitions.

In conjunction with the Credit and Guaranty Agreement, the Company incurred deferred debt issuance costs of $2,052,000. These costs will be recognized in income using the effective interest method through the maturity date of October 2011. Amortization of these costs for the three months ended March 31, 2010 and 2009 was $107,000 and $143,000, respectively, which was recorded in interest expense.

8.	Income Taxes

Provision for income taxes was $310,000 for the three months ended March 31, 2010, compared to $140,000 for the three months ended March 31, 2009.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. At March 31, 2010 and December 31, 2009, a valuation allowance was applied against the deferred tax assets because based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three months ended March 31, 2010 and 2009, the Company recorded revenues of $0 and $112,000 from this arrangement. There was no outstanding receivable amount due as of March 31, 2010.

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

In connection with the warrant exchange as described in Note 6 to these consolidated financial statements, three present Company board members exchanged 186,287 privately held warrants under the lock-up provision for 7,451 shares of common stock.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1,000,000 of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date, and expire April 11, 2011 or earlier upon redemption by the Company. The Company may call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at anytime after the warrant becomes exercisable. The warrants cannot be redeemed unless the holder receives written notice not less than 30 days prior to the redemption and if and only if, the reported last price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 day period ending on the third day of business prior to the notice of redemption to warrant holders. The Company has fully reserved the shares underlying the warrants as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act of 1933, as amended (the “Securities Act”). As a result, the warrants and the common stock issuable upon exercise of the warrants may not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company. There are 1,142,858 privately held warrants remaining after the exchange as discussed in Note 6 to these consolidated financial statements.

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

The Company entered into an operating lease on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012. The approximate minimum future lease commitments are $122,000, $162,000 and $81,000 for 2010, 2011 and 2012, respectively.

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. During the quarter ended March 31, 2009, the Company granted stock options.

As of March 31, 2010, 1,138,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes restricted share activity for the three months ended March 31, 2010:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2010	324	$2.86

Vested	(15)	$2.90

Vested shares forgone to satisfy minimum statutory withholding	(10)	$2.90

Forfeitures	(1)	$2.58

Unvested at March 31, 2010	298	$2.85

As of March 31, 2010, there was $277,000 of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 2.75 years.

Stock Options

There were no stock options granted during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company granted 30,000 stock options at an exercise price of $1.85 per share which was the market price on the date of grant.

Stock-based compensation expense

The following table shows total stock-based compensation expense, related to all of the Company’s equity awards in accordance with ASC 718 (formerly SFAS No. 123(R)) (in thousands):

	Three Months Ended March 31,
	2010	2009
Restricted share expense	$100	$226
Stock option expense	—	52

Total stock-based compensation expense	$100	$278

12.	Employee Benefit Plans

The Company has a 401(k) defined contribution plan in place for eligible employees. Employees of the Company working more than 1,040 hours annually may participate in the 401(k) Plan. The Company contributes $0.33 for each dollar of employee contribution up to a maximum contribution by the Company of 1.32% of each participant’s annual salary. The maximum contribution by the Company of 1.32% corresponds to an employee contribution of 4% of annual salary. Participants vest in the Company’s contribution ratably over five years. Such contributions totaled $15,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively. The Company does not provide post-retirement or post-employment benefits to its employees.

13.	Subsequent Events

On April 6, 2010 the Company and Sean McDevitt, the Company’s Chief Executive Officer, entered into a share award agreement that granted Mr. McDevitt the right to receive an aggregate of up to 2,000,000 shares of common stock of the Company upon the attainment of specified trading price levels and pursuant to certain other terms and conditions. The Agreement was approved by the Compensation Committee of the Board of Directors.

On April 6, 2010 each of the Company’s Directors, including Sean McDevitt, were granted restricted stock awards pursuant to the Company’s Plan. The Directors in the aggregate were awarded 1,125,000 restricted shares of the Company’s common stock vesting over a three year period. The grants were approved by the Compensation Committee.

As described in note 7 to these consolidated financial statements, the Company made an excess cash flow principal prepayment of $1,249,000 on April 8, 2010, as required by the term loan Credit and Guaranty Agreement.

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

Results of Operations

Revenues

Our revenue is predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended March 31, 2010 was $10,934,000, a 19% improvement compared to $9,227,000 for the quarter ended March 31, 2009. The increase in revenues is primarily due to obtaining business at new customer facilities, as well as deeper penetration into existing customer facilities.

Management anticipates that new revenue growth will come from continuing to obtain business from new customer facilities, sales of additional products and services, as well as the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer, as well as head, neck and gastric cancer. Another aspect of our business strategy is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions.

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation and disposals related to our infusion pumps, was $2,814,000 for the quarter ended March 31, 2010, a 33% increase compared to $2,110,000 for the quarter ended March 31, 2009. The increase was primarily related to increased revenues, an expected increase in pump depreciation, as well as higher pump repair and maintenance costs. As a percentage of revenues, cost of revenues were approximately 26% for the quarter ended March 31, 2010, compared to approximately 23% for the quarter ended March 31, 2009.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2010 was $487,000, compared to $457,000 for the quarter ended March 31, 2009. The slight increase is related to the amortization of recently acquired software. For more information, please refer to the discussion under “Summary of Significant Accounting Policies — Intangible Assets” included in Note 2 and “Goodwill and Intangible Assets” included in Note 5 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Provision for doubtful accounts

Provision for doubtful accounts for the quarter ended March 31, 2010 was $1,393,000, compared to $969,000 for the quarter ended March 31, 2009. The provision for doubtful accounts has increased slightly from

11% to 13% of revenues for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The increase, as a percentage of revenue, is related to an increase in the mix of billings directly to patients, as compared to billings to third-party payors, as well as a slight decrease in the amount expected to be collected from patients.

Selling and Marketing Expenses

During the quarter ended March 31, 2010, our selling and marketing expenses were $1,442,000, compared to $1,320,000 for the quarter ended March 31, 2009. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, travel and entertainment, marketing, share-based compensation, and other miscellaneous expenses. These expenses have decreased slightly as a percentage of revenues, at approximately 13% for the quarter ended March 31, 2010 and approximately 14% for the quarter ended March 31, 2009.

General and Administrative Expenses

During the quarter ended March 31, 2010, our general and administrative expenses were $3,306,000, compared to $3,110,000 for the quarter ended March 31, 2009. General and administrative expenses during these periods consisted primarily of administrative personnel (including management and officers’) salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance (including directors’ and officers’ insurance) and other miscellaneous expenses. The expenses in total have decreased from 34% to 30% of revenues. The decrease, as a percentage of revenues, for the quarter ended March 31, 2010 is primarily driven by a decrease in stock based compensation and various other miscellaneous administrative expenses.

Other Income and Expenses

During the quarter ended March 31, 2010, we recorded a loss on derivatives of $389,000, compared to a loss of $2,642,000 during the quarter ended March 31, 2009. Included in these losses were unrealized losses from the change in the fair value of our warrants of $83,000 and $2,700,000 for the quarters ended March 31, 2010 and March 31, 2009, respectively, and unrealized gains resulting from the change in the fair value of our single interest rate swap of $185,000 and $58,000 for the quarters ended March 31, 2010 and March 31, 2009, respectively. Also included in the loss for the quarter ended March 31, 2010, was a loss of $491,000 recorded in connection with the warrant exchange. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2010, we recorded interest expense of $805,000, compared to $986,000 for the quarter ended March 31, 2009. These amounts consist of interest paid to Kimberly-Clark (formerly I-Flow) on our term loan, the amortization of deferred debt issuance costs incurred in conjunction with the loan, expense associated with the interest rate swap, and interest paid on capital leases used to finance the acquisition of ambulatory pumps. The decrease is primarily the result of a decrease in interest expense on the term loan with Kimberly-Clark (formerly I-Flow). This was the result of a decrease in the outstanding balance due to significant principal payments made during the period between March 31, 2009 and March 31, 2010. The decrease was partially offset by interest expense related to new capital leases that we entered into since March 31, 2009 to finance the purchase of ambulatory pumps.

During the quarter ended March 31, 2010, we recorded income tax expense of $310,000, compared to $140,000 during the three months ended March 31, 2009. The increase is primarily due to an increase in pretax income (excluding loss on warrants) for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2009 through March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010 we had cash resources of $7,718,000 compared to $7,750,000 at December 31, 2009. The decrease in cash available to us was primarily due to capital expenditures, principal payments on our term loan with Kimberly-Clark (formerly I-Flow), partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the three months ended March 31, 2010 was $1,463,000, compared to $1,269,000 for the three months ended March 31, 2009.

Cash used in investing activities for the three months ended March 31, 2010 was $537,000, compared to $585,000 for the three months ended March 31, 2009. The minor decrease for the quarter ended March 31, 2010 is primarily related to lower capital expenditures.

Cash used in financing activities for the three months ended March 31, 2010 was $958,000, compared to cash used in financing activities of $839,000 for the three months ended March 31, 2009. The increase for the quarter ended March 31, 2010 is primarily due to new capital leases entered into to finance the purchase of ambulatory infusion pumps during the period between March 31, 2009 and March 31, 2010.

As of March 31, 2010, we had cash and cash equivalents of $7,718,000, net accounts receivable of $6,516,000 and net working capital (excluding derivative liabilities) of $6,522,000, a slight increase compared to net working capital (excluding derivative liabilities) of $6,332,000 as of December 31, 2009. We have included in current liabilities $1,249,000 for the excess cash flow principal prepayment which was made on April 8, 2010, as required by the Kimberly-Clark (formerly I-Flow) term loan. Management believes the current funds, together with expected cash flows from ongoing operations, are sufficient to fund our operations for at least the next 12 months.

The Kimberly-Clark (formerly I-Flow) term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a fixed charge coverage ratio, a leverage ratio, an annual limit on capital expenditures and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of March 31, 2010, we believe we were in compliance with all such covenants. In addition, under the terms of the Credit and Guaranty Agreement, we are not permitted to pay any dividends or complete any business acquisitions.

Contractual Obligations

As of March 31, 2010, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year		1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$5,337	*	$15,531	$—	$—	$20,868
Capital lease obligations	710		1,600	582	—	2,892
Operating lease obligations	162		203	—	—	365

Total	$6,209		$17,334	$582	$—	$24,125

*	Includes $1,249,000 excess cash flow principal prepayment that was made on April 8, 2010, as required by the term loan Credit and Guaranty Agreement.

(1)	The table above does not include any potential payout to Kimberly-Clark (formerly I-Flow) associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of March 31, 2010 under a lease agreement we entered into on March 27, 2009 for a new office building. The lease commenced on July 1, 2009 and expires on June 30, 2012.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for the quarter ended March 31, 2010. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of our gross billings for the quarter ended March 31, 2010.

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

On February 16, 2010 we announced an Offer to Exchange common stock for outstanding warrants. At the time, we had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, we issued an aggregate 1,015,489 shares of Common Stock in exchange for the tendered Warrants. After the exchange, there are 8,329,638 publicly held warrants and 1,142,858 privately held warrants outstanding.

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

In accordance with ASC 815, the 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6 to our Consolidated Financial Statements. The fair value of these warrants is shown on our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “Loss on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,142,858 at an issue price of $.70 per warrant or a total issue price of $800,000.

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

In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. We performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. Management does not believe impairment of our goodwill existed at March 31, 2010.

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

At March 31, 2010, the principal plus accrued interest on our term loan with Kimberly-Clark (formerly I-Flow) was $20,868,000. The term loan bears interest at LIBOR (subject to a 3% floor) plus 5.5% or Prime (subject to a 4% floor) plus 4.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see the heading “Debt and other Long-term Obligations” under Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a further discussion of our term loan with Kimberly-Clark (formerly I-Flow).

At March 31, 2010, we had one interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. The interest rate swap agreement, which expires in December 2010, had a notional value of $16,000,000 on March 31, 2010 and a fixed rate of 4.29%.

Based on the term loan outstanding and the swap agreement in place at March 31, 2010, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have decreased our cash flow and pretax earnings for the three months ended March 31, 2010 by approximately $9,000, while a 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the three months ended March 31, 2010 by approximately $41,000. The results of this sensitivity analysis are entirely attributable to our single interest rate swap, as changes of this magnitude to the LIBOR rate would have had no impact on our interest payments on the term loan, as they would have still resulted in a rate below the 3% LIBOR floor.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $583,000 at March 31, 2010. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of March 31, 2010.

Change in Internal Control

We have made no changes during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFUSYSTEM HOLDINGS, INC.

Date: May 5, 2010	By:	/s/ Sean Whelan
Sean Whelan Chief Financial Officer (Principal Financial Officer)