Form 10-Q
period 2010-06-30
InfuSystem Holdings, Inc
filed 2010-08-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☒

As of August 5, 2010, 19,874,039 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,016	$7,750
Accounts receivable, less allowance for doubtful accounts of $2,178 and $1,842 at June 30, 2010 and December 31, 2009, respectively	7,459	5,517
Inventory	1,650	925
Prepaid expenses and other current assets	614	395
Deferred income taxes	255	125

Total Current Assets	12,994	14,712
Property & equipment, net	16,994	13,499
Deferred debt issuance costs, net	804	781
Goodwill	64,068	56,580
Intangible assets, net	34,312	28,911
Other assets	286	207

Total Assets	$129,458	$114,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,893	$1,306
Other current liabilities	2,207	1,573
Derivative liabilities	750	2,670
Current portion of long-term debt; December 31, 2009 includes $4,928 payable to Kimberly-Clark (I-Flow)	5,011	5,501

Total Current Liabilities	9,861	11,050
Long-term debt, net of current portion; December 31, 2009 includes $16,757 payable to Kimberly-Clark (I-Flow)	29,235	18,640
Deferred income taxes	5,354	3,314
Other Liabilities	491	221

Total Liabilities	$44,941	$33,225

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000; shares; issued and outstanding 19,869,239 and 18,734,144, respectively	2	2
Additional paid-in capital	84,330	81,410
Retained earnings	185	53

Total Stockholders’ Equity	84,517	81,465

Total Liabilities and Stockholders’ Equity	$129,458	$114,690

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net revenues	$10,487	$9,173	$21,421	$18,400
Operating expenses:
Cost of Revenues — Product and supply costs	1,719	1,384	3,394	2,654
Cost of Revenues — Pump depreciation and disposals	1,248	894	2,387	1,734
Provision for doubtful accounts	1,076	875	2,469	1,844
Amortization of intangibles	534	457	991	914
Selling and marketing	1,595	1,419	3,036	2,739
General and administrative	4,569	2,800	7,905	5,910

Total Operating Expenses	10,741	7,829	20,182	15,795

Operating (loss) income	(254)	1,344	1,239	2,605
Other (loss) income:
(Loss) gain on derivatives	(71)	2,006	(460)	(636)
Interest expense	(1,366)	(851)	(2,172)	(1,837)
Gain on extinguishment of long-term debt	1,118	—	1,118	—

Total other (loss) income	(319)	1,155	(1,514)	(2,473)

(Loss) income before income taxes	(573)	2,499	(275)	132
Income tax benefit	717	261	407	121

Net income	$144	$2,760	$132	$253

Net income per share:
Basic	0.01	0.15	0.01	0.01
Diluted	0.01	0.15	0.01	0.01
Weighted average shares outstanding:
Basic	19,798,719	18,566,748	19,353,638	18,549,389
Diluted	20,811,813	18,943,962	19,922,468	18,915,995

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net Income	$132	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative liabilities	460	636
Gain on extinguishment of long-term debt	(1,118)	—
Provision for doubtful accounts	2,469	1,844
Depreciation and loss on disposal of pumps	2,559	2,093
Amortization of intangible assets	991	914
Amortization of deferred debt issuance costs	834	264
Stock-based compensation	997	545
Deferred income taxes	(814)	787
Changes in assets and liabilities, exclusive of effects of acquisitions:
Increase in accounts receivable, net of provision	(2,682)	(2,653)
Increase in other current assets	(404)	(1,317)
Increase in other assets	(860)	(511)
Increase in accounts payable and other liabilities	1,165	657
Decrease in derivative liabilities from termination of interest rate swap	(365)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,364	3,512

INVESTING ACTIVITIES
Capital expenditures	(743)	(2,672)
Cash paid for acquisition, net of cash acquired	(16,418)	—
Proceeds from sale of property	—	1
Other assets	—	(18)

NET CASH USED IN INVESTING ACTIVITIES	(17,161)	(2,689)

FINANCING ACTIVITIES
Principal payments on term loan	(20,568)	(6,929)
Cash proceeds from term loan	30,000	—
Common stock repurchased to satisfy statutory withholding on Stock-based compensation	(38)	—
Principal payments on capital lease obligation	(331)	(43)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,063	(6,972)

Net change in cash and cash equivalents	(4,734)	(6,149)
Cash and cash equivalents, beginning of period	7,750	11,513

Cash and cash equivalents, end of period	3,016	5,364

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$1,226	$1,533
Cash paid for income taxes	$14	$39
NON-CASH TRANSACTIONS
Additions to property (a)	$111	$1,002
Property acquired pursuant to a capital lease	$1,372	—
Origination of long term debt	$750	—
Current assets assumed in acquisition (b)	$2,314	—
Current liabilities assumed in acquisition (b)	$438	—
Deferred tax liability assumed in acquisition (b)	$2,754
Deferred tax asset assumed in acquisition (b)	$30

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of June 30, 2010 and 2009 but will be included as a cash outflow from investing activities for capital expenditures when paid.
(b)	See Note 3 - Acquisitions

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for an entire year.

The Company is a provider of infusion services to oncologists and other outpatient treatment settings. The Company provides pole mounted and ambulatory pumps, supplies and related clinical, biomedical and billing services to practices and patients, nationwide. The Company’s unique suite of services appeals to practices, patients and payors by improving access to clinically necessary medical equipment, while driving down costs and maximizing clinical outcomes.

On June 15, 2010, the Company entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., (“First Biomedical”) a Kansas corporation, to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition. First Biomedical sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment. First Biomedical also sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. For more information, please refer to the “Acquisition” discussion included in Note 3.

To the Company’s knowledge, it is the largest ambulatory infusion pump management service provider to oncology practices in the United States. The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to over 1,300 oncology practices in the United States. The Company retains title to the pumps during this process.

In addition, the Company sells or rents new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The company also provides these products and services to customers in the small-hospital market.

The Company purchases new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.

The Company has one operating segment, representing the only reportable segment in accordance with Accounting Standard Codification (“ASC”) 280 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with a single financial institution and is fully insured with the Federal Deposit Insurance Corporation (FDIC) under the Transaction Account Guarantee Program (which has been extended until December 31, 2010).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. It records an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

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

Inventory Supplies

Our Inventory consists of infusion pumps and related parts and supplies and is stated at the lower of cost (determined on a first in, first out basis) or market. The Company records a period expense for inventory supplies obsolescence when incurred.

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Rental equipment, consisting primarily of infusion pumps that the Company acquires from third-parties, is depreciated over five years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment indicators existed as of June 30, 2010.

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

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The trade names, physician and customer relationships and non-compete agreements arose from the acquisitions of InfuSystem and First Biomedical. Software is amortized on a straight-line basis over 3 years. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician and customer relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. InfuSystem has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350 (formerly SFAS No. 142). The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

Revenue Recognition

The majority of the Company’s revenue is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that the Company rents to patients. The Company recognizes revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and the Company has verified actual pump usage and insurance coverage. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for the six months ended June 30, 2010. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the six months ended June 30, 2010. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

The Company also recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment. Revenue is recognized when goods are provided or services are rendered.

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

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. In addition, during the three and six months ended June 30, 2010, the Company made certain grants of restricted stock outside of the Plan.

During the three and six months ended June 30, 2010, the Company granted 3,425,000 restricted shares. Of the total shares granted, 1,425,000 entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2,000,000 shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Share based compensation expense recognized for the three and six months ended June 30, 2010 was $897,000 and $997,000, respectively, compared to $268,000 and $545,000 for each of the three and six months ended June 30, 2009, respectively.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of June 30, 2010 relate solely to the Company’s recently completed Bank of America credit facility, while as of December 31, 2009 they relate solely to the Company’s term loan with Kimberly-Clark (formerly I-Flow). The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (in thousands)	$144	$2,760	$132	$253
Denominator:
Weighted average common shares outstanding:
Basic	19,798,719	18,566,748	19,353,638	18,549,389
Dilutive effect of nonvested awards	1,013,094	377,214	568,830	366,606

Diluted	20,811,813	18,943,962	19,922,468	18,915,995
Net earnings per share:
Basic	0.01	0.15	0.01	0.01
Diluted	0.01	0.15	0.01	0.01

For the three and six months ended June 30, 2010 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately and 100,479 vested stock options. For the three and six months ended June 30, 2009 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO and 1,357,717 warrants issued privately, and 75,000 in vested stock options and 225,000 in non-vested stock options.

Subsequent events

The Company adopted the provisions of ASC 855 effective June 15, 2009 and, other than the interest rate swap entered into as described in Note 6, management has concluded that there are no other significant subsequent events requiring disclosure through August 6, 2010, which is the date the consolidated financial statements were issued.

3.	Acquisitions

Entry into a Material Definitive Agreement

On June 15, 2010, the Company entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., a Kansas corporation, (“First Biomedical”) to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition for total consideration of $17,213,000. Included in the consideration is $16,463,000 paid in cash and a $750,000 seller note described in further detail below.

First Biomedical sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment. First Biomedical also sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. Headquartered in Olathe, KS, with additional facilities in California and Toronto, First Biomedical is a leading provider to alternate site healthcare facilities and hospitals in the United States and Canada. The acquisition of First Biomedical allows the Company to expand its offerings to existing customers with the addition of biomedical service and repair, while simultaneously bolstering the growth of infusion pump sales within the oncology space and beyond.

First Biomedical’s results of operations are included in the Company’s consolidated statements of operations from the acquisition date.

Purchase Price Allocation

Pursuant to ASC 805, Business Combinations, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (customer relationships and non-competition agreements from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill is expected to be partially deductible for tax purposes. The purchase price allocation is based on a preliminary analysis and is subject to further adjustments. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date is presented below (in thousands):

Current assets	$2,344
Property and equipment	4,772
Goodwill	7,488
Customer relationships	5,100
Non-competition agreements	570
Other assets	131
Current liabilities	(438)
Deferred tax liability	(2,754)

Total purchase price	$17,213

The stock purchase agreement provides for an adjustment to the purchase price based on final working capital as of the closing balance sheet, which has not yet been finalized.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 14.5 years. Intangible assets are being amortized on a straight-line basis with estimated remaining lives ranging from 5 to 15 years reflecting the expected future value.

Fees

During the six months ended June 30, 2010, we incurred legal and professional fees directly related to the First Biomedical acquisition totaling approximately $785,000. All such costs are presented under the caption “General and administrative” within operating expenses in the accompanying consolidated statements of operations.

Seller Note

Pursuant to the terms of the Stock Purchase Agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations of the Company and First Biomedical as though the companies had been combined as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information for all periods presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects:

	Six Months Ended June 30,
	2010	2009
Net revenues	$26,508	$23,065
Net income	497	561
Earnings per share - basic	0.03	0.03
Earnings per share - diluted	0.02	0.03

InfuSystem Acquisition - Additional Contingent Payment

The Stock Purchase Agreement related to the acquisition of InfuSystem provides for a potential additional payment of up to $12,000,000, or the earn-out, to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company’s operations are met. Any amounts ultimately paid out in 2011 per the earn-out would increase Goodwill at the time of payment. No additional payment will be made unless the Company achieves consolidated net revenue CAGR of at least 40% over the three-year period. The consolidated net revenue CAGR for the two-year period ended December 31, 2009, as compared to InfuSystem’s 2007 net revenues, was 11%.

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010	December 31, 2009
Pump equipment	$25,804	$20,142
Furniture, fixtures and equipment	1,776	1,832
Accumulated depreciation	(10,586)	(8,475)

Total	$16,994	$13,499

Included in “pump equipment” above is $4,050,000 and $2,678,000, as of June 30, 2010 and December 31, 2009, respectively, worth of pumps obtained under various capital leases. Included in “accumulated depreciation” above is $603,000 and $278,000, as of June 30, 2010 and December 31, 2009, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and six months ended June 30, 2010 was $1,171,000 and $2,343,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem is $56,580,000, and is based upon the final valuation analysis. The goodwill amount for the June 15, 2010 acquisition of First Biomedical is $7,488,000, and is based upon a preliminary valuation analysis and is subject to change until the valuation analysis is final.

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

The Company tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis. The intangible assets resulting from the June 15, 2010 acquisition of First Biomedical are based upon the preliminary valuation analysis and are subject to change.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician and customer relationships	32,500	27,400
Non-competition agreements	570	—
Software	845	—

Total nonamortizable and amortizable intangible assets	39,415	32,900
Less accumulated amortization	(5,103)	(3,989)

Total identifiable intangible assets	$34,312	$28,911

Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $534,000 and $991,000, respectively, compared to $457,000 and $914,000, respectively, for the three and six months ended June 30, 2009, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of June 30, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$2,368	$2,606	$2,475	$2,311	$2,281

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities in accordance with ASC 815 (formerly EITF 00-19). Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations within “(Loss) gain on derivatives”. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

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

The fair value of the Company’s 8,329,638 and 33,750,502 warrants issued in connection with the IPO outstanding at June 30, 2010 and December 31, 2009, respectively, were liabilities of $750,000 or $0.09 per warrant and $2,025,000 or $0.06 per warrant, respectively.

On June 11, 2010, the Company terminated the single interest rate swap agreement that fixed its LIBOR-based variable rate on the Kimberly-Clark (I-Flow) loan. The interest rate swap was terminated through a cash settlement in the amount of $365,000, which was the fair value of the interest rate swap as of the date of the termination. The fair value of the Company’s interest rate swap outstanding at December 31, 2009 was a liability of $645,000. The Company elected not to designate the swap as a cash flow hedge, in accordance with ASC 815. The fair value of the swap was therefore shown on the Company’s consolidated balance sheet and the unrealized changes in the value of the swap are shown in the Company’s consolidated statement of operations within “(Loss) gain on derivatives”.

On July 20, 2010, the Company put in place a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, has a notional value of $19,500,000 at inception and a fixed rate of 1.40%.

Total derivative liabilities are as follows (in thousands):

	June 30, 2010	December 31, 2009
Warrant liability	$750	$2,025
Interest rate swap liability	—	645

Total	$750	$2,670

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$750	$750	$—	$—
Interest rate swap liability		—		—

Total	$750	$750		—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,025	$2,025	$—	$—
Interest rate swap liability	$645	—	645	—

Total	$2,670	$2,025	$645	—

7.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30,000,000 term loan and a $5,000,000 revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of June 30, 2010, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.85%.

Proceeds from the new term loan have been used to repay the outstanding balance of the Company’s debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical. As of June 30, 2010, the Company had no borrowings on its revolving credit facility.

The new term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of June 30, 2010, the Company believes it was in compliance with all such covenants.

In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $808,000. These costs will be recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for both the three and six months ended June 30, 2010 was $4,000 which was recorded in interest expense. Also, the Company incurred deferred debt issuance costs in conjunction with the Kimberly-Clark (I-Flow) loan. The remaining unamortized I-Flow debt costs were completely amortized when the term loan was paid in full on June 15, 2010. Total amortization expense for the three and six months ended June 30, 2010 were $727,000 and $834,000, respectively.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loans and capital lease are as follows (in thousands):

	7/1/10–12/31/10	2011	2012	2013	Thereafter	Total
Term Loan	$1,875	$4,125	$4,500	$4,875	$14,625	$30,000
Seller Note	181	375	194	—	—	750
Capital Lease	436	947	1,033	944	136	3,496

Total	$2,492	$5,447	$5,727	$5,819	$14,761	$34,246

8.	Income Taxes

Provision for income taxes was a benefit of $717,000 and $407,000 for the three and six months ended June 30, 2010, respectively, as compared to a benefit of $261,000 and $121,000 for the three and six months ended June 30, 2009. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period. The Company also reflected certain discrete items in its tax provision for the quarter. The income tax benefit for the three and six months ended June 30, 2010 is primarily related to the release of a $942,000 valuation allowance previously established against existing deferred tax assets. Without the release of the valuation allowance the Company would have reported a tax expense of approximately $225,000 for the three months ended June 30, 2010 and a tax expense of approximately $535,000 for the six months ended June 30, 2010.

On June 15, 2010, the Company acquired the stock of First Biomedical, Inc. In accordance with ASC 805, “Business Combinations”, the fair value of the consideration was allocated to the net assets acquired adjusting the book value of the acquired assets to their fair market value. As this was a stock acquisition, the Company’s tax basis of the assets acquired did not change. This differential resulted in the recording of deferred tax liabilities of $2,754,000 in connection with the First Biomedical assets. These new deferred tax liabilities, which are a source of future taxable income, provide strong evidence in support of the valuation allowance reversal.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years and through March 31, 2010, the Company had deferred tax assets to which a full valuation allowance was applied. At the end of the first quarter the total valuation allowance was $942,000. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized. During the quarter ended June 30, 2010, as a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company has removed the valuation allowance previously applied against the net deferred tax asset.

9.	Related Party Transactions

In 2006, the Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the transaction resulted in 925,531 of these shares being issued at October 25, 2007. Of the remaining 1,491,135 shares, 257,091 were issued in 2008 and 1,234,044 were issued in February 2009.

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

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. During the three and six months ended June 30, 2009, the Company recorded revenues of $44,000 and $155,000 from this arrangement. There was no revenues recorded for the three and six months ended June 30, 2010 and there was no outstanding receivable amount due as of June 30, 2010.

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

As described in Note 7 to these consolidated financial statements, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. The Seller is a current employee of the Company. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease is thirty six months, commencing on July 1, 2010. Rent will be paid monthly in the amount of $5,000 to Jan-Mar LLC and $3,000 to the CW Investment Group LLC.

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

The Company is involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows

Effective September 7, 2009, Steve Watkins resigned as Chief Executive Officer and Director of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Watkins in which the Company will pay Mr. Watkins his annual base salary of $310,500 for a period of two years following the resignation date in accordance with the Company’s regular payroll practices. Also, the Company agreed to pay a bonus in the amount of $150,000 for the 2009 calendar year within thirty days of the resignation date; such amount was paid in October 2009. The Company will continue to pay for Mr. Watkins’ existing health insurance benefits for a period of two years following the resignation date. Additionally, any unvested portions of Mr. Watkins’ stock options and restricted share grants vested pro rata based upon his services to the Company as Chief Executive Officer during the 2009 calendar year.

As of June 30, 2010, the Company had approximate minimum future operating lease commitments of (in thousands):

2010	2011	2012	2013
$157	$308	$183	$50

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of June 30, 2010, 22,000 common shares remained available for future grant under the Plan.

During the six months ended June 30, 2010 the Company granted restricted shares both under the Plan and outside of it, and during the six months ended June 30, 2009 the Company granted restricted shares and stock options under the Plan.

During the three and six months ended June 30, 2010, the Company granted 3,425,000 restricted shares. Of the total shares granted, 1,425,000 entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2,000,000 shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Restricted Shares

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the six months ended June 30, 2010:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2010	324	$2.86

Granted	3,425	$2.50

Vested	(207)	$2.83

Vested shares forgone to satisfy minimum statutory withholding	(14)	$2.82

Forfeitures	(1)	$2.58

Unvested at June 30, 2010	3,527	$2.52

As of June 30, 2010, there was $11,117,000 of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 15.5 years.

Stock Options

There were no stock options granted during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company granted 30,000 stock options at an exercise price of $1.85 per share which was the market price on the date of grant.

Stock-based compensation expense

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards in accordance with ASC 718 (in thousands):

	Six months ended June 30, 2010		Six months ended June 30, 2009
Restricted shares expense	$997	(1)	$437
Stock option expense	—		108

Total stock-based compensation expense	$997		$545

(1)	Includes $54,000 expense for a tax gross-up liability associated with certain restricted share grants.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the company contributes a certain percentage of employee contributions. Such contributions totaled $10,000 and $25,000 for the three and six months ended June 30, 2010, respectively. InfuSystem does not provide post-retirement or post-employment benefits to its employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of infusion services to oncologists and other outpatient treatment settings. We provide pole mounted and ambulatory pumps, supplies and related clinical, biomedical and billing services to practices and patients, nationwide. Our unique suite of services appeals to practices, patients and payors by improving access to clinically necessary medical equipment, while driving down costs and maximizing clinical outcomes.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,300 oncology practices in the United States, and retain title to the pumps during this process.

We sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

On June 15, 2010, we entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., a Kansas corporation, to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition for total consideration of $17.2 million. First Biomedical’s results of operations are included in our consolidated statements of operations from the acquisition date.

First Biomedical sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment. First Biomedical also sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. Headquartered in Olathe, KS, with additional facilities in California and Toronto, First Biomedical is a leading provider to alternate site healthcare facilities and hospitals in the United States and Canada.

Results of Operations

Revenues

Our revenue is predominantly derived from our rental of ambulatory infusion pumps which are primarily used for continuous infusion of chemotherapy drugs for patients with colorectal cancer. Our revenue for the quarter ended June 30, 2010 was $10,487,000, a 14% improvement compared to $9,173,000 for the quarter ended June 30, 2009. Our revenue for the six months ended June 30, 2010 was $21,421,000, a 16% improvement compared to $18,400,000 for the six months ended June 30, 2009. The increase in revenues is primarily due to obtaining business at new customer facilities, as well as deeper penetration into existing customer facilities.

Management anticipates that new revenue growth will come from continuing to obtain business from new customer facilities, sales of additional products and services, as well as the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer, as well as head, neck and gastric cancer. Revenue will also come from the newly acquired First Biomedical business – sales and rentals of pumps, supplies, and biomedical services – both within and outside of oncology.

Cost of Revenues

Cost of revenues, which consists of product and supply costs, including freight costs for the transport of pumps and supplies to and from oncology practices, and depreciation on and disposals of our infusion pumps, was $2,967,000 for the quarter ended June 30, 2010, a 30% increase compared to $2,278,000 for the quarter ended June 30, 2009. Our cost of revenues for the six months ended June 30, 2010 was $5,781,000, a 32% increase compared to $4,388,000 for the six months ended June 30, 2009. The increases for both periods was primarily related to increased revenues, a slight shift in revenue mix, an increase in pump depreciation and higher pump repair and maintenance costs. As a percentage of revenues, cost of revenues increased from 25% to 28% for the three months ended June 30, 2010, and from 24% to 27% for the six months ended June 30, 2010, compared to the same periods in the prior year.

Selling and Marketing Expenses

For the quarter ended June 30, 2010, our selling and marketing expenses were $1,595,000, compared to $1,419,000 for the quarter ended June 30, 2009. For the six months ended June 30, 2010, our selling and marketing expenses were $3,036,000, compared to $2,739,000 for the six months ended June 30, 2009. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. As compared to the prior year, these expenses remained relatively constant at 15% of revenues for the quarter ended June 30, 2010, and decreased slightly from 15% to 14% of revenues for the six months ended June 30, 2010.

General and Administrative Expenses

During the quarter ended June 30, 2010, our general and administrative expenses were $4,569,000, compared to $2,800,000 for the quarter ended June 30, 2009. During the six months ended June 30, 2010, our general and administrative expenses were $7,905,000, compared to $5,910,000 for the six months ended June 30, 2009. Included in the totals for the three and six months ended June 30, 2010 was approximately $785,000 in one-time costs related to the acquisition of First Biomedical. Recurring general and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses. The expenses in total, excluding those related to the First Biomedical acquisition, have increased from 31% to 36% of revenues for the quarter ended June 30, 2010, and 32% to 33% for the six months ended June 30, 2010. The increases in both periods are primarily related to an increase in share-based compensation expense.

Other Income and Expenses

During the quarter ended June 30, 2010, we recorded a loss on derivatives of $71,000, compared to a gain of $2,006,000 during the quarter ended June 30, 2009. The quarter ended June 30, 2010 loss included an unrealized loss from the change in the fair value of our warrants, partially offset by a realized gain on the termination of our single interest rate swap, whereas the quarter ended June 30, 2009 gain included unrealized gains from both the change in the fair value of our warrants and the change in the fair value of our single interest rate swap.

During the six months ended June 30, 2010, we recorded a loss on derivatives of $460,000, compared to a loss of $636,000 during the six months ended June 30, 2009. Included in the six months ended June 30, 2010 loss was a realized loss recorded in connection with the warrant exchange, an unrealized loss from the change in the fair value of our warrants, and a realized gain on the termination of our single interest rate swap, whereas the six months ended June 30, 2009 loss included an unrealized loss from the change in the fair value of our warrants and an unrealized gain from the change in the fair value of our single interest rate swap. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended June 30, 2010, we recorded interest expense of $1,366,000, compared to $851,000 for the quarter ended June 30, 2009. During the six months ended June 30, 2010, we recorded interest expense of $2,172,000, compared to $1,837,000 for the six months ended June 30, 2009. These amounts consist primarily of interest paid on our term loans, the expensing of all remaining deferred debt issuance costs incurred in conjunction with the I-Flow loan, expense associated with the now terminated interest rate swap and interest expense on capital leases. The increase for both periods is primarily the result of expensing all of the remaining I-Flow deferred debt issuance coasts, partially offset by a decrease in interest expense on the term loan with I-Flow and lower cash payments associated with our single interest rate swap.

During the three and six months ended June 30, 2010, we recorded an income tax benefit of $717,000 and $407,000 respectively, compared to a benefit of $261,000 and $121,000 during the three and six months ended June 30, 2009, respectively. The increased benefit is primarily due to the reversal of our deferred tax asset valuation allowance, as discussed in Note 8 to our consolidated financial statements.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2009 through June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010 we had cash resources of $3,016,000 compared to $7,750,000 at December 31, 2009. The decrease in cash was primarily due to the acquisition of First Biomedical, partially offset by an increase in outstanding term debt and positive cash flow from operating activities.

Cash provided by operating activities for the six months ended June 30, 2010 was $3,364,000, compared to $3,512,000 for the six months ended June 30, 2009. The decrease is primarily attributable to the cash settlement upon termination of our interest rate swap, partially offset by increased revenues.

Cash used in investing activities for the six months ended June 30, 2010 was $17,161,000, compared to $2,689,000 for the six months ended June 30, 2009. The increase is primarily related to cash paid for the acquisition of First Biomedical, partially offset by lower purchases of infusion pumps, more extensive use of capital leases to acquire such equipment, and the non-repeat of first half 2009 expenditures associated with both moving our office facilities and investments in customized software.

Cash provided by financing activities for the six months ended June 30, 2010 was $9,063,000, compared to $6,972,000 of cash used in financing activities for the six months ended June 30, 2009. The increase is primarily related to a $9,432,000 increase in outstanding term debt including a lower excess cash flow principal prepayment, partially offset by higher principal payments associated with capital leases.

As of June 30, 2010, we had cash and cash equivalents of $3,016,000, net accounts receivable of $7,459,000 and net working capital (excluding derivative liabilities) of $3,883,000, a decrease compared to net working capital of $6,332,000 as of December 31, 2009. Management believes the current funds, together with expected cash flows from ongoing operations as well as the new $5,000,000 undrawn revolving credit facility from Bank of America referred to below, are sufficient to fund our operations for at least the next 12 months.

On June 15, 2010, we entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30,000,000 term loan and a $5,000,000 revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at our choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of June 30, 2010, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.85%.

Proceeds from the new term loan have been used to repay the outstanding balance of our debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical. As of June 30, 2010, we had no borrowings on our revolving credit facility.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of June 30, 2010, we believe we were in compliance with all such covenants.

Contractual Obligations

As of June 30, 2010, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$4,116	$9,384	$17,250	$—	$30,750
Capital lease obligations	895	2,050	551	—	3,496
Operating lease obligations	315	383	—	—	698

Total	$5,326	$11,817	$17,801	$—	$34,944

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the Stock Purchase Agreement. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of June 30, 2010 under various lease agreement we entered into for office space.

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

Revenue Recognition

The majority of our revenue is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that we rent to patients. We recognize revenue only when all of the following criteria are met: persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and we have verified actual pump usage and insurance coverage. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for the six months ended June 30, 2010. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the six months ended June 30, 2010. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

We also recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment. Revenue is recognized when goods are provided or services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. We perform periodic analyses to assess the accounts receivable balances. It records an allowance for doubtful accounts based on the estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance.

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Our estimate for the allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payor. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations, and cash flows.

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

In 2007, we adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards.

During the three and six months ended June 30, 2010, we granted 3,425,000 restricted shares. 1,425,000 of the granted shares entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The other 2,000,000 granted shares entitle the holder to receive common stock when the granted shares vest based upon certain market conditions.

Share based compensation expense recognized for the three and six months ended June 30, 2010 was $896,000 and $997,000, respectively, compared to $268,000 and $545,000 for each of the three and six months ended June 30, 2009, respectively.

Warrants and Derivative Financial Instruments

On April 18, 2006, we consummated its initial public offering (“IPO”) of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of its common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of our IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for us to register the shares underlying the warrants in the absence of the our ability to deliver registered shares to the warrant holders upon warrant exercise.

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

On February 16, 2010 we announced an Offer to Exchange common stock for outstanding warrants. At the time, we had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the our warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, we issued an aggregate 1,015,489 shares of Common Stock in exchange for the tendered Warrants. After the exchange, there are 8,329,638 publicly held warrants and 1,142,858 privately held warrants outstanding.

In accordance with ASC 815, the 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “(Loss) gain on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “Loss on derivatives”.

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

Income Taxes

We account for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes), which requires us to recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. Management does not believe impairment of our goodwill existed at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2010, the principal plus accrued interest on our term loan with Bank of America was $30,000,000. The term loan bears interest at LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with Bank of America.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. Until we terminated it effective June 11, 2010, we had utilized a single interest rate swap agreement to moderate the majority of such exposure related to our I-Flow debt. We do not use derivative financial instruments for trading or other speculative purposes. At June 30, 2010, we did not have an interest rate swap agreement in effect to fix our LIBOR-based variable rate debt. On July 20, 2010, we put in place a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $19,500,000 at inception and a fixed rate of 1.40%.

Based on the term loans outstanding and the swap which was in place through June 11, 2010, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have had no impact on our cash flow and pretax earnings for the three months ended June 30, 2010, and would have decreased our cash flow and pretax earnings for the six months ended June 30, 2010 by approximately $9,000. A 100 basis point increase in LIBOR would have increased our cash flow and pretax earnings for the three and six months ended June 30, 2010 by approximately $11,000 and $52,000, respectively.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $750,000 at June 30, 2010. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of June 30, 2010.

Change in Internal Control

We have made no changes during six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	[Removed and Reserved.]

Item 6.	Exhibits

Exhibits
2.1	Stock Purchase Agreement, dated June 15, 2010, between InfuSystem Holdings, Inc. and First Biomedical, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2010, and incorporated by reference herein)

10.1	Credit Agreement, dated June 15, 2010, among InfuSystem Holdings, Inc., InfuSystem, Inc. and First Biomedical, Inc. and Bank of America, N.A. and Keybank National Association (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2010, and incorporated by reference herein)

10.2	Share Award Agreement between the InfuSystem Holdings, Inc. and Sean McDevitt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 9, 2010, and incorporated by reference herein)

10.3	Restricted Stock Award Agreement between Sean Whelan and InfuSystem Holdings, Inc. (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

10.4	Restricted Stock Award Agreement between Jan Skonieczny and InfuSystem Holdings, Inc. (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

10.5	Restricted Stock Award Agreement between Bryan Russo and InfuSystem Holdings, Inc. (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

10.6	Restricted Stock Award Agreement between David Haar and InfuSystem Holdings, Inc. (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

10.7	Restricted Stock Award Agreement between Scott Chesky and InfuSystem Holdings, Inc. (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

10.8	Restricted Stock Award Agreement between Timothy Kopra and InfuSystem Holdings, Inc. (filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2010 (Reg. No. 333-167914), and incorporated by reference herein)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 6, 2010	By:	/s/ Sean Whelan
Sean Whelan Chief Financial Officer (Principal Financial Officer)