Form 10-Q
period 2010-09-30
InfuSystem Holdings, Inc
filed 2010-11-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2010, 19,941,095 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,692	$7,750
Accounts receivable, less allowance for doubtful accounts of $1,785 and $1,842 at September 30, 2010 and December 31, 2009, respectively	7,348	5,517
Inventory	1,457	925
Prepaid expenses and other current assets	492	395
Deferred income taxes	357	125

Total Current Assets	14,346	14,712
Property & equipment, net	17,154	13,499
Deferred debt issuance costs, net	723	781
Goodwill	63,983	56,580
Intangible assets, net	33,588	28,911
Other assets	249	207

Total Assets	$130,043	$114,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,177	$1,306
Other current liabilities	2,201	1,573
Derivative liabilities	785	2,670
Current portion of long-term debt	5,336	5,501

Total Current Liabilities	10,499	11,050
Long-term debt, net of current portion	28,139	18,640
Deferred income taxes	5,649	3,314
Other Liabilities	512	221

Total Liabilities	$44,799	$33,225

Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000; shares; issued and outstanding 19,941,095 and 18,734,144, respectively	2	2
Additional paid-in capital	85,067	81,410
Accumulated other comprehensive loss	(183)	—
Retained earnings	358	53

Total Stockholders’ Equity	85,244	81,465

Total Liabilities and Stockholders’ Equity	$130,043	$114,690

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net revenues	$12,733	$9,902	$34,154	$28,302
Operating expenses:
Cost of Revenues — Product, service and supply costs	2,130	1,793	5,524	4,447
Cost of Revenues — Pump depreciation, sales and disposals	1,706	993	4,094	2,727
Provision for doubtful accounts	986	890	3,454	2,734
Amortization of intangibles	624	456	1,615	1,370
Selling and marketing	1,702	1,201	4,739	3,749
General and administrative	4,757	3,206	12,662	9,307

Total Operating Expenses	11,905	8,539	32,088	24,334

Operating income	828	1,363	2,066	3,968
Other loss:
Gain (loss) on derivatives	250	(564)	(210)	(1,200)
Interest expense	(609)	(831)	(2,781)	(2,668)
Gain on extinguishment of long-term debt	—	—	1,118	—

Total other loss	(359)	(1,395)	(1,873)	(3,868)

Income (loss) before income taxes	469	(32)	193	100
Income tax (expense) benefit	(295)	(413)	112	(292)

Net income (loss)	$174	$(445)	$305	$(192)

Net income (loss) per share:
Basic	0.01	(0.02)	0.02	(0.01)
Diluted	0.01	(0.02)	0.01	(0.01)
Weighted average shares outstanding:
Basic	19,904,648	18,645,911	19,539,326	18,581,917
Diluted	21,647,904	18,645,911	20,742,765	18,581,917

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net Income (Loss)	$305	$(192)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on derivative liabilities	210	1,200
Gain on extinguishment of long-term debt	(1,118)	—
Provision for doubtful accounts	3,454	2,734
Depreciation and loss on disposal of pumps	4,379	3,250
Amortization of intangible assets	1,615	1,370
Amortization of deferred debt issuance costs	915	382
Stock-based compensation	1,811	529
Deferred income taxes	(519)	787
Changes in assets and liabilities, exclusive of effects of acquisitions:
Increase in accounts receivable, net of provision	(3,556)	(4,157)
Increase in other current assets	(89)	(632)
Decrease in other assets	170	—
Increase in accounts payable and other liabilities	553	1,803
Decrease in derivative liabilities from termination of interest rate swap	(365)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,765	7,074

INVESTING ACTIVITIES
Capital expenditures	(1,392)	(4,039)
Cash paid for acquisition, net of cash acquired	(16,418)	—
Proceeds from sales of property	—	1
Other assets	—	(18)

NET CASH USED IN INVESTING ACTIVITIES	(17,810)	(4,056)

FINANCING ACTIVITIES
Principal payments on term loan	(21,596)	(7,747)
Cash proceeds from term loan	30,000	—
Capitalized debt issuance costs	(808)	—
Common stock repurchased to satisfy statutory withholding on Stock-based compensation	(38)	—
Principal payments on capital lease obligation	(571)	(68)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,987	(7,815)

Net change in cash and cash equivalents	(3,058)	(4,797)
Cash and cash equivalents, beginning of period	7,750	11,513

Cash and cash equivalents, end of period	4,692	6,716

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$1,873	$2,232
Cash paid for income taxes	$14	$58
NON-CASH TRANSACTIONS
Additions to property (a)	$405	$388
Property acquired pursuant to a capital lease	$1,869	1,038
Origination of long term debt	$750	—
Current assets assumed in acquisition (b)	$2,399	—
Current liabilities assumed in acquisition (b)	$438	—
Deferred tax liability assumed in acquisition (b)	$2,754	—
Deferred tax asset assumed in acquisition (b)	$30	—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of September 30, 2010 and 2009 but will be included as a cash outflow from investing activities for capital expenditures when paid.
(b)	See Note 3 - Acquisitions

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. In the opinion of the Company, the consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for an entire year.

The Company is a leading provider of ambulatory infusion pumps, supplies and services to the outpatient oncology market as well as new and pre-owned infusion pumps and other biomedical equipment, biomedical recertification, maintenance and repair services to hospitals, oncology practices and other alternate site health care providers.

On June 15, 2010, the Company entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., (“First Biomedical”) a Kansas corporation, to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition simultaneously. First Biomedical sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment. First Biomedical also sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. For more information, please refer to the “Acquisition” discussion included in Note 3.

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

In addition, the Company sells or rents new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The Company also provides these products and services to customers in the small-hospital market.

The Company purchases new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.

The Company has one operating segment, representing the only reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.”

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned organizations. All intercompany transactions and account balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, which includes contractual allowances; accounts receivable and allowance for doubtful accounts; sales return allowances; inventory reserves; income taxes; and goodwill valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions and is fully insured with the Federal Deposit Insurance Corporation (FDIC) under the Transaction Account Guarantee Program until December 31, 2010.

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

Inventory

The Company’s inventory consists of infusion pumps and related parts and supplies and is stated at the lower of cost (determined on a first in, first out basis) or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset (or asset group) for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment indicators existed as of September 30, 2010.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other,” goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The trade names, physician and customer relationships and non-compete agreements arose from the acquisitions of InfuSystem and First Biomedical. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician and customer relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. InfuSystem has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis over five years and software is amortized on a straight-line basis over three years. Management tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the unrealized loss on the single interest rate swap in place as of September 30, 2010, net of taxes. For more information on the interest rate swap, please refer to Note 7. During the quarter there was an accumulated other comprehensive loss of $285,000 related to the unrealized loss on the swap. The tax impact on the loss was $102,000, leaving a net accumulated other comprehensive loss of $183,000. These were the only net changes to accumulated other comprehensive loss for both the three and nine months ending September 30, 2010. The following table summarizes comprehensive (loss) income for the applicable periods (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net income	$174	$305
Accumulated other comprehensive loss on derivatives, net of taxes	(183)	(183)

Total comprehensive (loss) income	$(9)	$122

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

The Company’s largest payor is Medicare, which accounted for approximately 31% of its gross billings for the nine months ended September 30, 2010. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of its gross billings for the nine months ended September 30, 2010. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. The Company performs an analysis to estimate sales returns and records an allowance. This estimate is based on historical sales returns.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8.

Share Based Payment

ASC 718, “Stock Compensation,” requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. In addition, during the nine months ended September 30, 2010, the Company made certain grants of restricted stock outside of the Plan.

During the nine months ended September 30, 2010, the Company granted 3,425,000 restricted shares. Of the total shares granted, 1,425,000 entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2,000,000 shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Share based compensation expense recognized for the three and nine months ended September 30, 2010 was $814,000 and $1,811,000, respectively, compared to ($16,000) and $529,000 for each of the three and nine months ended September 30, 2009, respectively.

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

In September 2000, the Emerging Issues Task Force issued ASC 815, which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate 1,015,489 shares of Common Stock in exchange for the tendered Warrants. After the exchange, there are 8,329,638 publicly held warrants and 1,142,858 privately held warrants outstanding.

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

ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Cash Flow Hedge

The Company is exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the exposure of these risks, the Company enters into interest rate swaps. On July 20, 2010, the Company entered into a single interest rate swap and designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the fair value are included in accumulated other comprehensive loss within the stockholders’ equity section on the Company’s consolidated balance sheet, and any realized changes would be included in the Company’s consolidated statement of operations within interest expense.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of September 30, 2010 relate solely to the Company’s recently completed Bank of America credit facility, while as of December 31, 2009 they related solely to the Company’s term loan with Kimberly-Clark (formerly I-Flow). The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, please see Note 7.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) (in thousands)	$174	$(445)	$305	$(192)
Denominator:
Weighted average common shares outstanding:
Basic	19,904,648	18,645,911	19,539,326	18,581,917
Dilutive effect of nonvested awards	1,743,256	—	1,203,439	—

Diluted	21,647,904	18,645,911	20,742,765	18,581,917
Net earnings (loss) per share:
Basic	0.01	(0.02)	0.02	(0.01)
Diluted	0.01	(0.02)	0.01	(0.01)

For the three and nine months ended September 30, 2010 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately and 100,479 vested stock options. For the three and nine months ended September 30, 2009 the following warrants and stock options were not included in the calculation because they would have an anti-dilutive effect: 33,750,502 outstanding warrants issued in connection with the IPO and 1,357,717 warrants issued privately, 326,000 in unvested share grants granted under the 2007 Stock Incentive Plan, 115,479 in vested stock options and 15,000 in unvested stock options granted under the 2007 Stock Incentive Plan.

Subsequent events

The Company adopted the provisions of ASC 855, “Subsequent Events” effective June 15, 2009 and management has concluded that there are no other significant subsequent events requiring disclosure as of the date the consolidated financial statements were issued except for the secondary offering of common stock as described in Note 9.

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

Purchase Price Allocation

Pursuant to ASC 805, “Business Combinations,” the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition date. The purchase price allocation was primarily based upon a valuation using income and cost approaches, and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. For tax purposes, goodwill consists of both identifiable intangible assets (customer relationships and non-competition agreements from the table below) and unidentifiable intangible assets (goodwill from the table below). Goodwill is expected to be partially deductible for tax purposes. The purchase price allocation is based on a preliminary analysis and is subject to further adjustments. Goodwill decreased $85,000 during the quarter ended September 30, 2010 due to an adjustment made to the opening current asset balance. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date is presented below (in thousands):

Current assets	$2,429
Property and equipment	4,772
Goodwill	7,403
Customer relationships	5,100
Non-competition agreements	570
Other assets	131
Current liabilities	(438)
Deferred tax liability	(2,754)

Total purchase price	$17,213

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

Fees

During the nine months ended September 30, 2010, we incurred legal and professional fees directly related to the First Biomedical acquisition totaling approximately $965,000. All such costs are presented under the caption “General and administrative” within operating expenses in the accompanying consolidated statements of operations.

Seller Note

Pursuant to the terms of the stock purchase agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2010 the outstanding principal due on the note was $660,000.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations of the Company and First Biomedical as though the companies had been combined as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of First Biomedical separately as it is not practical since the operations are already fully integrated. The following pro forma financial information for all periods presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects:

	Nine months Ended September 30,
	2010	2009
Net revenues	$39,241	$35,662
Net income	578	190
Earnings per share - basic	0.03	0.01
Earnings per share - diluted	0.03	0.01

InfuSystem Acquisition - Additional Contingent Payment

The Stock Purchase Agreement related to the acquisition of InfuSystem Inc. (“InfuSystem”) in October 2007 from I-Flow Corporation (“I-Flow”) provides for a potential additional payment of up to $12,000,000, or the earn-out, to I-Flow in 2011, provided that certain consolidated net revenue growth targets related to the Company’s operations are met. Any amounts ultimately paid out in 2011 per the earn-out would increase Goodwill at the time of payment. No additional payment will be made unless the Company achieves consolidated net revenue CAGR of at least 40% over the three-year period. The consolidated net revenue CAGR for the two-year period ended December 31, 2009, as compared to InfuSystem’s 2007 net revenues, was 11%.

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010	December 31, 2009
Pump equipment	$27,178	$20,142
Furniture, fixtures and equipment	1,959	1,832
Accumulated depreciation	(11,983)	(8,475)

Total	$17,154	$13,499

Included in “pump equipment” above is $4,547,000 and $2,678,000, as of September 30, 2010 and December 31, 2009, respectively, worth of pumps obtained under various capital leases. Included in “accumulated depreciation” above is $817,000 and $278,000, as of September 30, 2010 and December 31, 2009, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and nine months ended September 30, 2010 was $1,487,000 and $3,869,000, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. The goodwill amount for the October 25, 2007 acquisition of InfuSystem is $56,580,000, and is based upon the final valuation analysis. The goodwill amount for the June 15, 2010 acquisition of First Biomedical is $7,403,000, and is based upon a preliminary valuation analysis and is subject to change until the valuation analysis is final.

Impairment Testing

As of October 31, 2009, the Company performed its annual impairment test pursuant to ASC 350, “Intangibles - Goodwill and Other” The fair value of the Company’s single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company) valuation model which indicated that the fair value of its net assets exceeded the carrying value. Based on the results of the valuation, the Company determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred.

The Company has continued to monitor operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

The Company tests non-amortizable intangible assets (trade names) for impairment in accordance with ASC 350. The Company performed the annual impairment test at October 31, 2009, and determined there was no impairment. No events have occurred subsequent to October 31, 2009 that indicates impairment may have occurred. The intangible assets resulting from the October 25, 2007 acquisition of InfuSystem are based upon the final valuation analysis. The intangible assets resulting from the June 15, 2010 acquisition of First Biomedical are based upon the preliminary valuation analysis and are subject to change until the valuation analysis is final.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician and customer relationships	32,500	27,400
Non-competition agreements	570	—
Software	755	—

Total nonamortizable and amortizable intangible assets	39,325	32,900
Less accumulated amortization	(5,737)	(3,989)

Total identifiable intangible assets	$33,588	$28,911

Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $624,000 and $1,615,000, respectively, compared to $456,000 and $1,370,000, respectively, for the three and nine months ended September 30, 2009, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of September 30, 2010 is as follows (in thousands):

	2010	2011	2012	2013	2014
Amortization expense	$2,362	$2,610	$2,477	$2,312	$2,281

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities in accordance with ASC 815. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities, and the corresponding gain or loss will be recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof (or exercise of the warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate of 1,015,489 shares of Common Stock in exchange for the tendered Warrants. There are 8,329,638 publicly held warrants (issued in connection with the IPO) and 1,142,858 privately held warrants remaining after the exchange.

The fair value of the Company’s 8,329,638 and 33,750,502 warrants issued in connection with the IPO outstanding at September 30, 2010 and December 31, 2009, respectively, were liabilities of $500,000 or $0.06 per warrant and $2,025,000 or $0.06 per warrant, respectively.

On June 11, 2010, the Company terminated the single interest rate swap agreement that fixed its LIBOR-based variable rate on the Kimberly-Clark (I-Flow) loan. The interest rate swap was terminated through a cash settlement in the amount of $365,000, which was the fair value of the interest rate swap as of the date of the termination. The fair value of the Company’s interest rate swap outstanding at December 31, 2009 was a liability of $645,000. The Company elected not to designate the swap as a cash flow hedge, in accordance with ASC 815. The fair value of the swap was therefore shown on the Company’s consolidated balance sheet and the unrealized changes in the value of the swap are shown in the Company’s consolidated statement of operations within “Gain (loss) on derivatives.”

On July 20, 2010, the Company entered into a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $18,891,000 on September 30, 2010, which represented approximately 65% of the outstanding underlying debt, and a fixed rate of 1.40%. The fair value of the interest rate swap outstanding at September 30, 2010 was a liability of $285,000. The Company has designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in other comprehensive income within the stockholders’ equity section on the Company’s consolidated balance sheet, and any realized changes are included in the Company’s consolidated statement of operations within interest expense.

The following table presents the fair values of the Company's derivative instruments (in thousands):

Description	Balance Sheet Location	September 30, 2010	December 31, 2009

Derivative Designated as a Cash Flow Hedge
Interest rate swap	Derivative liabilities	$285	$—

Derivatives Not Designated as Hedging Instruments
Warrants	Derivative liabilities	500	2,025
Interest rate swap	Derivative liabilities		645

Total		$785	$2,670

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three and nine months ended September 30, 2010 (in thousands):

Description	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$285	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$285		$—		$—

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended September 30, 2010 and 2009 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	September 30, 2010	September 30, 2009
Warrants	Gain (loss) on derivatives	$250	$(641)
Interest rate swap	Gain (loss) on derivatives	—	77

Total		$250	$(564)

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the nine months ended September 30, 2010 and 2009 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	September 30, 2010	September 30, 2009
Warrants	Gain (loss) on derivatives	$(491)	$(1,485)
Interest rate swap	Gain (loss) on derivatives	281	285

Total		$(210)	$(1,200)

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$500	$500	$—	$—
Interest rate swap liability	285	—	285	—

Total	$785	$500	285	—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,025	$2,025	$—	$—
Interest rate swap liability	$645	—	645	—

Total	$2,670	$2,025	$645	—

7.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30,000,000 term loan and a $5,000,000 revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of September 30, 2010, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.76%.

Proceeds from the term loan were used to repay the outstanding balance of the Company’s debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical. As of September 30, 2010, the Company had a letter of credit in the amount of $81,000 outstanding, leaving $4,919,000 available on its revolving credit facility.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of September 30, 2010, the Company believes it was in compliance with all such covenants.

In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $808,000. These costs are recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for the three and nine months ended September 30, 2010 was $81,000 and $84,000, respectively, which was recorded in interest expense. Also, the Company incurred deferred debt issuance costs in 2007 in conjunction with the Kimberly-Clark (I-Flow) loan. The remaining unamortized I-Flow debt costs were completely amortized when the term loan was paid in full on June 15, 2010. Total deferred debt amortization expense for the nine months ended September 30, 2010 was $915,000.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2010 the outstanding principal due on the note was $660,000.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loans and capital lease are as follows (in thousands):

	10/1/10–12/31/10	2011	2012	2013	Thereafter	Total
Term Loan	$938	$4,125	$4,500	$4,875	$14,625	$29,063
Seller Note	91	375	194	—	—	660
Capital Lease	243	1,059	1,156	1,078	216	3,752

Total	$1,272	$5,559	$5,850	$5,953	$14,841	$33,475

8.	Income Taxes

Provision for income taxes was an expense of $295,000 for the three months ended September 30, 2010 and was a benefit of $112,000 for the nine months ended September 30, 2010, as compared to an expense of $413,000 and $292,000 for the three and nine months ended September 30, 2009. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period. The Company also reflected certain discrete items in its tax provision for the quarter. The income tax benefit for the nine months ended September 30, 2010 is primarily related to the release of a $942,000 valuation allowance previously established against existing deferred tax assets. Without the release of the valuation allowance the Company would have reported a tax expense of approximately $830,000 for the nine months ended September 30, 2010.

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

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years and through March 31, 2010, the Company had deferred tax assets to which a full valuation allowance was applied. At the end of the first quarter the total valuation allowance was $942,000. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized. As indicated above, during the nine months ended September 30, 2010, as a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company has removed the valuation allowance previously applied against the net deferred tax asset.

9.	Related Party Transactions

In 2006, the Company reserved in its treasury 2,000,000 shares of common stock for issuance to Sean McDevitt and 416,666 shares of common stock for issuance to Pat LaVecchia. The consummation of the acquisition of InfuSystem in October 2007 resulted in 925,531 of these shares being issued at October 25, 2007. Of the remaining 1,491,135 shares, 257,091 were issued in 2008 and 1,234,044 were issued in February 2009.

During the three and nine months ended September 30, 2010, the Company granted 0 and 3,225,000 shares, respectively, to members of the Board of Directors and Officers. During the three and nine months ended September 30, 2009, there were no shares granted to members of the Board of Director or Officers.

Effective September 7, 2009, Steve Watkins resigned as Chief Executive Officer and Director of the Company.

Prior to the Company’s acquisition of InfuSystem, InfuSystem had been providing billing and collection services to I-Flow for its ON-Q® product. On October 25, 2007, InfuSystem and I-Flow entered into an Amended and Restated Services Agreement (the “Services Agreement”) pursuant to which InfuSystem agreed to continue to provide I-Flow with these services, and I-Flow agreed to pay InfuSystem a monthly service fee. The service was discontinued effective August 31, 2009. During the three and nine months ended September 30, 2009, the Company recorded revenues of $5,000 and $160,000 from this arrangement. There was no revenues recorded for the three and nine months ended September 30, 2010 and there was no outstanding receivable amount due as of September 30, 2010.

As of December 31, 2009, the Company had $4,928,000 payable to Kimberly-Clark (I-Flow) within current portion of long-term debt and $16,757,000 payable to Kimberly-Clark (I-Flow) within long-term debt.

On October 19, 2010, the Company facilitated the sale, on behalf of Kimberly-Clark, of 2,789,203 InfuSystem common stock shares held by Kimberly-Clark (I-Flow) through a public secondary offering. This represented 100% of the InfuSystem shares held by Kimberly-Clark (I-Flow). As of October 19, 2010, Kimberly-Clark (I-Flow) is no longer considered a related party.

In connection with the warrant exchange as described in Note 6 to these consolidated financial statements, three present Company board members exchanged 186,287 privately held warrants under the lock-up provision for 7,451 shares of common stock.

As described in Note 7 to these consolidated financial statements, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the “Seller”) in the amount of $750,000. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2010 the outstanding principal due on the note was $660,000. The Seller is a current employee of the Company, and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease is thirty nine months, commencing on July 1, 2010. Rent will be paid monthly in the amount of $5,000 to Jan-Mar LLC and $3,000 to the CW Investment Group LLC.

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

As of September 30, 2010, the Company had approximate minimum future operating lease commitments of (in thousands):

2010	2011	2012	2013	2014	2015
$79	$481	$360	$236	$195	$200

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of September 30, 2010, 26,000 common shares remained available for future grant under the Plan.

During the nine months ended September 30, 2010 the Company granted restricted shares both under the Plan and outside of it, and during the nine months ended September 30, 2009 the Company granted restricted shares and stock options under the Plan.

During the nine months ended September 30, 2010, the Company granted 3,425,000 restricted shares. Of the total shares granted, 1,425,000 entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2,000,000 shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Restricted Shares

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the nine months ended September 30, 2010:

	Number of awards (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2010	324	$2.86

Granted	3,425	$2.50

Vested	(187)	$2.83

Vested shares forgone to satisfy minimum statutory withholding	(34)	$2.72

Forfeitures	(2)	$2.58

Unvested at September 30, 2010	3,526	$2.52

As of September 30, 2010, there was $10,208,000 of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 15 years.

Stock Options

There were no stock options granted during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company granted 30,000 stock options at an exercise price of $1.85 per share which was the market price on the date of grant.

Stock-based compensation expense

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards in accordance with ASC 718 (in thousands):

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
Restricted shares expense	$1,811	(1)	$506
Stock option expense	—		23

Total stock-based compensation expense	$1,811		$529

(1)	Includes $139,000 expense for a tax gross-up liability associated with certain restricted share grants.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the company contributes a certain percentage of employee contributions. Such contributions totaled $53,000 and $78,000 for the three and nine months ended September 30, 2010, respectively. InfuSystem does not provide post-retirement or post-employment benefits to its employees.

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

On June 15, 2010, we entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., a Kansas corporation (“First Biomedical”), to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition for total consideration of $17.2 million. First Biomedical’s results of operations are included in our consolidated statements of operations from the acquisition date.

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

Results of Operations

Revenues

Our revenue for the quarter ended September 30, 2010 was $12,733,000, a 29% increase compared to $9,902,000 for the quarter ended September 30, 2009. Our revenue for the nine months ended September 30, 2010 was $34,154,000, a 21% increase compared to $28,302,000 for the nine months ended September 30, 2009. The increase in revenues for both periods is primarily related to revenues generated at recently acquired First Biomedical, obtaining business at new customer facilities, as well as deeper penetration into existing customer facilities.

Management anticipates that new revenue growth will come from continuing to obtain business from new customer facilities, sales of additional products and services, as well as the expansion of the existing use of our ambulatory infusion pumps for the treatment of colorectal cancer, as well as head, neck and gastric cancers.

Cost of Revenues

Cost of revenues, which consists of product, service and supply costs, as well as depreciation, sales and disposals of our infusion pumps, was $3,836,000 for the quarter ended September 30, 2010, a 38% increase compared to $2,786,000 for the quarter ended September 30, 2009. Our cost of revenues for the nine months ended September 30, 2010 was $9,618,000, a 34% increase compared to $7,174,000 for the nine months ended September 30, 2009. As a percentage of revenues, cost of revenues increased from 28% to 30% for the three months ended September 30, 2010, and from 25% to 28% for the nine months ended September 30, 2010, compared to the same periods in the prior year. The increase, as a percentage of revenues, for the three months ended September 30, 2010, is primarily related to a higher mix of pump sales and rentals as compared to third party billings, and higher pump depreciation, partially offset by lower supplies costs and lower pump repair and maintenance costs. The increase, as a percentage of revenues, for the nine months ended September 30, 2010, is primarily related to higher pump depreciation and disposal costs, and a higher mix of pump sales and rentals as compared to third party billings, partially offset by lower supplies costs.

Selling and Marketing Expenses

For the quarter ended September 30, 2010, our selling and marketing expenses were $1,702,000, compared to $1,201,000 for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, our selling and marketing expenses were $4,739,000, compared to $3,749,000 for the nine months ended September 30, 2009. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. The increase in expenses is primarily related to expenses incurred at recently acquired First Biomedical. As compared to the prior year, these expenses increased slightly from 12% to 13% of revenues for the quarter ended September 30, 2010, and increased slightly from 13% to 14% of revenues for the nine months ended September 30, 2010.

General and Administrative Expenses

During the quarter ended September 30, 2010, our general and administrative expenses were $4,757,000, compared to $3,206,000 for the quarter ended September 30, 2009. During the nine months ended September 30, 2010, our general and administrative expenses were $12,662,000, compared to $9,307,000 for the nine months ended September 30, 2009. The increase for both periods is primarily related to expenses incurred at recently acquired First Biomedical. Also, included in the totals for the three and nine months ended September 30, 2010 was approximately $180,000 and $965,000, respectively, in one-time costs related to the acquisition of First Biomedical. Recurring general and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses. Recurring general and administrative expenses in total, excluding those related to the First Biomedical acquisition in 2010 and those related to termination benefits for our former CEO in 2009, have increased from 24% to 36% of revenues for the quarter ended September 30, 2010, and from 30% to 34% of revenues for the nine months ended September 30, 2010. The increases as a percentage of revenues for both periods are primarily related to an increase in share-based compensation expense.

Other Income and Expenses

During the quarter ended September 30, 2010, we recorded a gain on derivatives of $250,000, compared to a loss of $564,000 during the quarter ended September 30, 2009. The quarter ended September 30, 2010 gain was due to an unrealized gain from the change in the fair value of our warrants. The quarter ended September 30, 2009 loss included an unrealized loss from the change in the fair value of our warrants, partially offset by an unrealized gain from the change in the fair value of the single interest rate swap that was in place at the time. Because we have elected hedge accounting for our present interest rate swap, unrealized losses and gains on our outstanding interest rate swap no longer impact other income and expenses, but rather flow through accumulated other comprehensive loss on the balance sheet.

During the nine months ended September 30, 2010, we recorded a loss on derivatives of $210,000, compared to a loss of $1,200,000 during the nine months ended September 30, 2009. Included in the nine months ended September 30, 2010 loss was a realized loss recorded in connection with the warrant exchange and a realized gain on the termination of our prior interest rate swap, whereas the nine months ended September 30, 2009 loss included an unrealized loss from the change in the fair value of our warrants and an unrealized gain from the change in the fair value of the interest rate swap that was in place at the time. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended September 30, 2010, we recorded interest expense of $609,000, compared to $831,000 for the quarter ended September 30, 2009. During the nine months ended September 30, 2010, we recorded interest expense of $2,781,000, compared to $2,668,000 for the nine months ended September 30, 2009. These amounts consist primarily of interest paid on our term loans, cash payments associated with out terminated and new interest rate swaps, amortization of deferred debt issuance costs and interest expense on capital leases. The decrease in interest expense for the quarter ended September 30, 2010 is primarily related to a lower interest rate on the new term loan and a lower swap rate, partially offset by a higher debt principal balance and an increase in capital leases. The increase in interest expense for the nine months ended September 30, 2010 is primarily related to the one-time expensing of all of the remaining I-Flow deferred debt issuance costs and an increase in capital leases, partially offset by a decrease in interest expense on the present term loan as compared to the term loan with I-Flow and lower cash payments associated with our present interest rate swap.

Provision for income taxes was an expense of $295,000 for the three months ended September 30, 2010 and was a benefit of $112,000 for the nine months ended September 30, 2010, compared to expenses of $413,000 and $292,000 during the three and nine months ended September 30, 2009, respectively. The decrease in the expense for three month period is primarily related to a decrease in pre-tax book income, excluding the gain (loss) on warrants which are treated as a discrete item for tax accounting purposes. The benefit for the current nine month period ending compared to the expense for the previous same period ending is primarily due to the reversal of our deferred tax asset valuation allowance, as discussed in Note 8 to our Consolidated Financial Statements.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2009 through September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010 we had cash resources of $4,692,000 compared to $7,750,000 at December 31, 2009. The decrease in cash was primarily related to cash used for the acquisition of First Biomedical, partially offset by an increase in outstanding term debt and positive cash flows from operating activities.

Cash provided by operating activities for the nine months ended September 30, 2010 was $7,765,000, compared to $7,074,000 for the nine months ended September 30, 2009. The increase is primarily attributable to higher revenues and net income, partially offset by the cash settlement related to the termination of our prior interest rate swap.

Cash used in investing activities for the nine months ended September 30, 2010 was $17,810,000, compared to $4,056,000 for the nine months ended September 30, 2009. The increase is primarily related to cash paid for the acquisition of First Biomedical, partially offset by lower purchases of infusion pumps, more extensive use of capital leases to acquire such equipment, and the non-repeat of first half 2009 expenditures associated with both moving our office facilities and investments in customized software.

Cash provided by financing activities for the nine months ended September 30, 2010 was $6,987,000, compared to $7,815,000 of cash used in financing activities for the nine months ended September 30, 2009. The increase is primarily related to an increase in outstanding term debt, partially offset by upfront costs associated our new credit facilities and higher principal payments associated with capital leases.

Management believes the current funds, together with expected cash flows from ongoing operations as well as the $4,919,000 available on the revolving credit facility from Bank of America referred to below are sufficient to fund our operations for at least the next 12 months.

On June 15, 2010, we entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30,000,000 term loan and a $5,000,000 revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at our choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of September 30, 2010, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.76%.

Proceeds from the new term loan were used to repay the outstanding balance of our debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical. As of September 30, 2010, the Company had a letter of credit in the amount of $81,000 outstanding, leaving $4,919,000 available on its revolving credit facility.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of September 30, 2010, we believe we were in compliance with all such covenants.

Contractual Obligations

As of September 30, 2010, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1) (2)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$4,307	$9,479	$15,937	$—	$29,723
Capital lease obligations	1,029	2,311	412	—	3,752
Operating lease obligations	446	662	393	50	1,551

Total	$5,782	$12,452	$16,742	$50	$35,026

(1)	The table above does not include any potential payout to I-Flow associated with the earn-out provision in the stock purchase agreement related to the acquisition of InfuSystem. For more information, please refer to the discussion under “Acquisitions” included in Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
(2)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of September 30, 2010 under various lease agreements we have entered into for office space.

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

Our largest payor is Medicare, which accounted for approximately 31% of our gross billings for the nine months ended September 30, 2010. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 23% of our gross billings for the nine months ended September 30, 2010. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of our gross billings.

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. We perform an analysis to estimate sales returns and records an allowance. This estimate is based on historical sales returns.

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

Share Based Payment

ASC 718, “Stock Compensation,” requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, we adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards.

During the nine months ended September 30, 2010, we granted 3,425,000 restricted shares. 1,425,000 of the granted shares entitle a holder to receive, at the end of a vesting period, a specified number of shares of our common stock. The other 2,000,000 granted shares entitle the holder to receive common stock when the granted shares vest based upon certain market conditions.

Share based compensation expense recognized for the three and nine months ended September 30, 2010 was $814,000 and $1,811,000, respectively, compared to ($16,000) and $529,000 for each of the three and nine months ended September 30, 2009, respectively.

Warrants and Derivative Financial Instruments

On April 18, 2006, we consummated our initial public offering (“IPO”) of 16,666,667 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 208,584 units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of our IPO (“FTN Midwest”), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for us to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

In September 2000, the Emerging Issues Task Force issued ASC 815, “Derivatives and Hedging,” which requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

On February 16, 2010 we announced an Offer to Exchange common stock for outstanding warrants. At the time, we had 35,108,219 outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the our warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25,635,723 Warrants were properly tendered; 24,766,700 were tendered for shares of Common Stock subject to a lock-up, and 869,023 were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, we issued an aggregate 1,015,489 shares of Common Stock in exchange for the tendered Warrants. After the exchange, there are 8,329,638 publicly held warrants and 1,142,858 privately held warrants outstanding.

In accordance with ASC 815, “Derivatives and Hedging,” the 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the our balance sheet and the unrealized changes in the value of these warrants are shown in our statement of operations as “Gain (loss) on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, our warrant liabilities will also increase or decrease with a corresponding impact on our results of operations within “Gain (loss) on derivatives”.

Sales of warrants that can be settled in unregistered shares of common stock, as discussed in Note 10, are treated as equity and included in additional paid in capital. The total warrants issued to date that can be settled in unregistered shares of common stock are 1,142,858 at an issue price of $.70 per warrant or a total issue price of $800,000.

ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         Cash Flow Hedge

On July 20, 2010, we entered into a single interest rate swap and designated the swap as a cash flow hedge. The purpose of the swap is to reduce the risks associated with future cash flows related to the variability of the interest rate on our term loan with Bank of America. The fair value of the interest rate swap outstanding at September 30, 2010 was a liability of $285,000. In accordance with ASC 815, the fair value of the swap is shown on our consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in accumulated other comprehensive loss within the stockholders’ equity section on our consolidated balance sheet, and any realized changes would be included in our consolidated statement of operations within interest expense.

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires us to recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, please refer to the “Income Taxes” discussion included in Note 8.

Goodwill Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired. In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. We performed the annual impairment test at October 31, 2009, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2009 that indicate impairment may have occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2010, the principal plus accrued interest on our term loan with Bank of America was $29,063,000. The term loan bears interest at LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. Please see Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with Bank of America.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate approximately 65% of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

Based on the term loans and interest rate swaps outstanding, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) and a 100 basis point decrease in the Bank of America prime rate would have increased our cash flow and pretax earnings approximately $25,000 and $12,000 for the three and nine months and ended September 30, 2010, respectively. A 100 basis point increase in LIBOR and the Bank of America prime rate would have decreased our cash flow and pretax earnings for the three months ended September 30, 2010 by approximately $53,000, and would have increased our cash flow and pretax earnings for the nine months ended September 30, 2010 by approximately $12,000.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $500,000 at September 30, 2010. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of September 30, 2010.

Change in Internal Control

We have made no changes during nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 10, 2010	By:	/s/ Sean Whelan
Sean Whelan Chief Financial Officer (Principal Financial Officer)