Form 10-Q
period 2011-03-31
InfuSystem Holdings, Inc
filed 2011-05-23
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number: 001-35020

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2011, 21,055,953 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$5,014
Accounts receivable, less allowance for doubtful accounts of $1,912 and $1,796 at March 31, 2011 and December 31, 2010, respectively	7,056	6,679
Inventory	1,555	1,699
Prepaid expenses and other current assets	699	750
Deferred income taxes	1,127	1,147

Total Current Assets	13,613	15,289
Property & equipment, net	16,663	16,672
Deferred debt issuance costs, net	596	658
Goodwill	64,092	64,092
Intangible assets, net	33,416	33,252
Other assets	552	401

Total Assets	$128,932	$130,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,808	$2,016
Other current liabilities	4,449	4,631
Derivative liabilities	116	183
Current portion of long-term debt	5,900	5,551

Total Current Liabilities	12,273	12,381
Long-term debt, net of current portion	25,628	26,646
Deferred income taxes	5,642	5,788
Other liabilities	407	406

Total Liabilities	$43,950	$45,221

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,179,712 and 21,163,337, respectively; outstanding 21,055,953 and 21,117,516, respectively	2	2
Additional paid-in capital	86,967	87,004
Accumulated other comprehensive loss	(17)	(64)
Retained (deficit) earnings	(1,970)	(1,799)

Total Stockholders’ Equity	84,982	85,143

Total Liabilities and Stockholders’ Equity	$128,932	$130,364

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
(in thousands, except share data)	2011	2010
Net revenues	$12,957	$10,934
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,143	1,675
Cost of revenues — Pump depreciation, sales and disposals	1,761	1,139

Gross profit	9,053	8,120

Selling, general and administrative expenses:
Provision for doubtful accounts	1,222	1,393
Amortization of intangibles	645	487
Selling and marketing	2,442	1,442
General and administrative	4,517	3,306

Total sales, general and administrative:	8,826	6,628

Operating income	227	1,492
Other loss:
Loss on derivatives	—	(389)
Interest expense	(541)	(805)
Other expense	(3)	—

Total other loss	(544)	(1,194)

(Loss) income before income taxes	(317)	298
Income tax benefit (expense)	146	(310)

Net loss	$(171)	$(12)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	21,102,312	18,903,611

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net (loss)	$(171)	$(12)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Loss on derivative liabilities	—	389
Provision for doubtful accounts	1,222	1,393
Depreciation	1,558	1,141
Loss on disposal of pumps	271	65
Amortization of intangible assets	645	487
Amortization of deferred debt issuance costs	62	107
Stock-based compensation	248	100
Deferred income taxes	(146)	—
Changes in assets and liabilities, exclusive of effects of acquisitions:
(Increase) in accounts receivable, net of provision	(1,599)	(2,392)
Decrease in other current assets	195	60
(Increase) in other assets	(11)	(7)
(Decrease) increase in accounts payable and other liabilities	(152)	132

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,122	1,463

INVESTING ACTIVITIES
Capital expenditures	(2,438)	(537)

NET CASH USED IN INVESTING ACTIVITIES	(2,438)	(537)

FINANCING ACTIVITIES
Principal payments on term loan	(1,030)	(818)
Treasury shares repurchased	(229)
Principal payments on capital lease obligations	(263)	(140)

NET CASH USED IN FINANCING ACTIVITIES	(1,522)	(958)

Net change in cash and cash equivalents	(1,838)	(32)
Cash and cash equivalents, beginning of period	5,014	7,750

Cash and cash equivalents, end of period	$3,176	$7,718

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$479	$686
Cash paid for income taxes	$31	$7
NON-CASH TRANSACTIONS
Additions to property (a)	$350	$84
Property acquired pursuant to a capital lease	$624	$576
Gross issuance of vested restricted shares (number of shares)	25	25

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of March 31, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of March 31, 2011 and December 31, 2010, the results of operations and cash flows for the three months ended March 31, 2011 and 2010. In the opinion of the Company, the consolidated statements for the all periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such periods. The accompanying unaudited financial statements should be read in conjunction with the December 31, 2010 annual report 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for an entire year.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. The Company has determined that no impairment indicators existed as of March 31, 2011.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consists only of the unrealized loss on the single interest rate swap in place as of March 31, 2011, net of taxes. For more information on the interest rate swap, refer to Note 6. During the quarter there was a comprehensive gain of $67 thousand related to the unrealized gain on the swap. The tax impact on the gain was $20 thousand, leaving a net accumulated other comprehensive loss of $17 thousand. The following table summarizes comprehensive loss for the applicable periods (in thousands):

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Net loss	$(171)	$(12)
Accumulated other comprehensive income (loss) on derivatives, net of taxes	47	0

Total comprehensive loss	$(124)	$(12)

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

The Company’s largest payor is Medicare, which accounted for approximately 32% and 31% of its gross billings for the three months ended March 31, 2011 and 2010, respectively. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of its gross billings for the three months ended March 31, 2011 and 2010, respectively. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. In addition, the Company has made certain grants of restricted stock outside of the Plan.

Share based compensation expense recognized for the three months ended March 31, 2011 was $248 thousand, compared to $100 thousand for the three months ended March 31, 2010.

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

In accordance with ASC 815, the 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock must be settled in registered shares and are separately accounted for as liabilities as discussed in Note 6. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the value of these warrants are shown in the Company’s statement of operations as “Gain (loss) on derivatives.” These warrants are freely traded on the “Over the Counter Bulletin Board.” Consequently, the fair value of these warrants is estimated as the market price of the warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease with a corresponding impact on the Company’s results of operations within “Gain (loss) on derivatives”. As discussed in Note 10, the warrants expired on April 11, 2011.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of March 31, 2011 and December 31, 2010 relate solely to the Company’s Bank of America credit facility. The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, see Note 7.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended March 31
	2011	2010
Numerator:
Net loss (in thousands)	$(171)	$(12)
Denominator:
Weighted average common shares outstanding:
Basic	21,102,312	18,903,611
Dilutive effect of non-vested awards	—	—

Diluted	21,102,312	18,903,611
Net loss per share:
Basic & Diluted	$(0.01)	$0.00

For the three months ended March 31, 2011 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately, 2,148,250 in non-vested restricted share grants, and 130,479 in vested stock options granted. For the three months ended March 31, 2010 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately, 298,000 in non-vested restricted share grants, and 130,479 in vested stock options.

Subsequent events

The Company adopted the provisions of ASC 855, “Subsequent Events” effective June 15, 2009 and management has concluded that there are no other significant subsequent events requiring disclosure as of the date the consolidated financial statements were issued other than the second and third amendments to the credit agreement as described in Note 7 and the expiration of the warrants in April 2011 as described in Note 10.

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

The stock purchase agreement provided for an adjustment to the purchase price based on final working capital as of the closing balance sheet, which was finalized during the year ended December 31, 2010 and resulted in an additional payment of $199 thousand, increasing the total purchase price.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 14.5 years. Intangible assets are being amortized on a straight-line basis with estimated remaining lives ranging from 5 to 15 years reflecting the expected future value.

Seller Note

Pursuant to the terms of the Stock Purchase Agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of March 31, 2011 the outstanding principal due on the note was $477 thousand.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations of the Company and First Biomedical as though the companies had been combined as of the beginning of the quarter ended March 31, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of First Biomedical separately as it is not practical since the operations are already substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects:

Quarter Ended March 31, 2010
Net revenues	$13,601
Net income	209
Earnings per share - basic and diluted	0.01

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011	December 31, 2010
Pump equipment	$29,456	$28,037
Furniture, fixtures, and equipment	1,944	1,894
Accumulated depreciation	(14,737)	(13,259)

Total	$16,663	$16,672

Included in pump equipment above is $5.2 million and $4.6 million, as of March 31, 2011 and December 31, 2010, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above is $818 thousand and $723 thousand, as of March 31, 2011 and December 31, 2010, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1.6 million and $1.1 million, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

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

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Nonamortizable intangible assets
Trade names	$5,500	$5,500
Amortizable intangible assets
Physician and customer relationships	32,865	32,400
Non-competition agreements	848	760
Software	1,247	980

Total nonamortizable and amortizable intangible assets	40,460	39,640
Less accumulated amortization	(7,044)	(6,388)

Total identifiable intangible assets	$33,416	$33,252

Amortization expense for intangible assets for the three months ended March 31, 2011 and 2010 was $645 thousand and $487 thousand, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of March 31, 2011 is as follows (in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$2,726	$2,666	$2,535	$2,324	$2,324

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities in accordance with ASC 815. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments are reflected as adjustments to the amount of the recorded liabilities, and the corresponding gain or loss is recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof, or exercise of the warrants or portion thereof, as the case may be, the corresponding liability is reclassified as equity. As discussed in Note 10, the warrants expired in April 2011.

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

The fair value of the Company’s 8,329,638 warrants issued in connection with the IPO outstanding at March 31, 2011 and December 31, 2010 was liabilities of $83 thousand or $0.01 per warrant. These amounts are included in derivative liabilities within the Company’s balance sheet.

On July 20, 2010, the Company entered into a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $17.7 million on March 31, 2011, which represented approximately 65% of the outstanding underlying debt, and a fixed rate of 1.40%. The fair value of the interest rate swap outstanding at March 31, 2011 was a liability of $33 thousand. The Company has designated the swap as a cash flow hedge. In accordance with

ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in other comprehensive income within the stockholders’ equity section on the Company’s consolidated balance sheet, and any realized changes are included in the Company’s consolidated statement of operations within interest expense.

The following table presents the fair values of the Company’s derivative instruments (in thousands):

Description	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivative Designated as a Cash Flow Hedge
Interest rate swap	Derivative liabilities	$33	$100

Derivatives Not Designated as Hedging Instruments
Warrants	Derivative liabilities	83	83

Total		$116	$183

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the quarter ended March 31, 2011 (in thousands):

Description	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$67	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$67		$—		$—

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended March 31, 2011 and 2010 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	March 31, 2011	March 31, 2010
Warrants	Gain (loss) on derivatives	$—	$(574)
Interest rate swap	Gain (loss) on derivatives	—	185

Total		$—	$(389)

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$83	$83	$—	$—
Interest rate swap liability	33	—	33	—

Total	$116	$83	$33	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$83	$83	$—	$—
Interest rate swap liability	100	—	100	—

Total	$183	$83	$100	$—

7.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of March 31, 2011, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.76%.

Proceeds from the term loan were used to repay the outstanding balance of the Company’s debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical.

In January 2011, the Company entered into the first amendment of the credit agreement, which defined the periods in which the fixed charge coverage ratio covenant should be calculated. In April 2011, the Company entered into the second amendment of the credit agreement, which modified the terms of capital expenditure limitation and capital lease indebtedness limitation covenants. In May 2011, the Company entered the third amendment of the credit agreement, which modified the definition of EBITDA.

As of March 31, 2011, the Company had a letter of credit in the amount of $81 thousand outstanding, leaving $4.9 million available on its revolving credit facility.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures, including capital leases. In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $808 thousand. These costs are recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for the three months ended March 31, 2011 was $62 thousand, which was recorded in interest expense.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of March 31, 2011 and December 31, 2010, the outstanding principal due on the note was $477 thousand and $569 thousand, respectively.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital leases are as follows (in thousands):

	4/1/11–12/31/11	2012	2013	2014	Thereafter	Total
Term Loan	$3,188	$4,500	$4,875	$14,625	—	$27,188
Seller Note	283	194	—	—	—	$477
Capital Lease	892	1,302	1,237	389	43	$3,863

Total	$4,363	$5,996	$6,112	$15,014	$43	$31,528

8.	Income Taxes

Provision for income taxes was a benefit of $146 thousand for the three months ended March 31, 2011, compared to an expense of $310 thousand for the three months ended March 31, 2010. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years and through March 31, 2010, the Company had deferred tax assets to which a full valuation allowance was applied. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized. As a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company removed the valuation allowance previously applied against the net deferred tax asset during the year ended December 31, 2010.

9.	Related Party Transactions

The Company recorded $190 thousand and $42 thousand in stock based compensation expense during the quarters ended March 31, 2011 and 2010, respectively, related to shares granted to the board of directors and officers.

As described in Note 3 to these consolidated financial statements, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of March 31, 2011 the outstanding principal due on the note was $477 thousand. The Seller is a current employee of the Company, and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease is thirty six months, which commenced on July 1, 2010. Rent will be paid monthly in the amount of $5 thousand to Jan-Mar LLC and $3 thousand to the CW Investment Group LLC.

10.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1.0 million of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants have an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date. All warrants expired on April 11, 2011. As of March 31, 2011, the Company has fully reserved the shares underlying the warrants as authorized but not issued. The warrants issued and sold in 2006 and 2007 were not registered under the Securities Act of 1933, as amended (the Securities Act). As a result, the warrants and the common stock issuable upon exercise of the warrants may could not be sold unless they have been registered pursuant to a registration statement filed under the Securities Act or pursuant to an available exemption from the registration requirements of the Securities Act as evidenced by an opinion of counsel reasonably satisfactory to the Company. As of March 31, 2011, there were 1,142,858 privately held warrants remaining after the exchange as discussed in Note 6 to these consolidated financial statements.

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

As of March 31, 2011, the Company had approximate minimum future operating lease commitments of (in thousands):

2011	2012	2013	2014	2015
$359	$360	$236	$195	$200

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of March 31, 2011, 77,000 common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the three months ended March 31, 2011:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2011	2,174	$2.51

Vested	(15)	$2.90

Vested shares forgone to satisfy minimum statutory withholding	(10)	$2.90

Unvested at March 31, 2011	2,149	$2.50

As of March 31, 2011, there was $7.7 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 14 years.

Stock-based compensation expense

Total stock-based compensation expense, which is included in selling, general and administrative expenses, was $248 thousand and $100 thousand for the three months ended March 31, 2011 and 2010.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the Company contributes a certain percentage of employee contributions. Such Company matching contributions totaled $84 thousand and $15 thousand for the three months ended March 31, 2011 and 2010, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

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

InfuSystem Holdings, Inc. Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues

Our revenue for the quarter ended March 31, 2011 was $13.0 million, a 19% improvement compared to $10.9 million for the quarter ended March 31, 2010. The increase in revenues is primarily related to revenues generated by recently acquired First Biomedical as well as obtaining business at new customer facilities.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $9.1 million, an increase of 11% compared to $8.1 million for the three months ended March 31, 2010. It represented 70% of revenues in the current year compared to 74% in the prior year. The decrease, as a percentage of revenues, is primarily related to a higher mix of pump sales, rentals and services as compared to third party billings, offset by a decrease in repair and maintenance costs which is a result of realized synergies related to the integration of First Biomedical operations.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended March 31, 2011 was $1.2 million, compared to $1.4 million for the quarter ended March 31, 2010. The provision for doubtful accounts has decreased from 13% to 9% of revenues for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The decrease, as a percentage of revenue, is related to a decrease in direct patient billings, as well improved collectibility relating to sales, service and rental customers.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2011 was $645 thousand, a 32% increase compared to $487 thousand for the quarter ended March 31, 2010. The increase is primarily related to additional intangible assets associated with the acquisition of First Biomedical, as well as amortization of new software.

Selling and Marketing Expenses

During the quarter ended March 31, 2011, our selling and marketing expenses were $2.4 million compared to $1.4 million for the quarter ended March 31, 2010. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. The increase in expenses is primarily related to expenses incurred by recently acquired First Biomedical as well as increased investments in the sales and marketing departments. As compared to the prior period, these expenses increased from 13% to 19% of revenues for the quarter ended March 31, 2011.

General and Administrative Expenses

During the quarter ended March 31, 2011, our general and administrative expenses were $4.5 million, compared to $3.3 million for the quarter ended March 31, 2010. The increase is primarily related to an increase in share-based compensation as well as expenses incurred at recently acquired First Biomedical. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses. General and administrative expenses have increased from 30% to 35% of revenues for the quarter ended March 31, 2011, compared to the same period in the prior year. The increase, as a percentage of revenue, is primarily related to an increase in share-based compensation expense as well as a decrease in consignment revenue.

Other Income and Expenses

During the quarter ended March 31, 2011, there was no gain or loss recorded on derivatives as there was no change in the fair value of our warrants, compared to a loss of $389 thousand during the quarter ended March 31, 2010. Included in the losses for the previous quarter were unrealized losses from the change in the fair value of our warrants of $83 thousand and unrealized gains resulting from the change in the fair value of our single interest rate swap of $185 thousand. Also included in the loss for the quarter ended March 31, 2010, was a loss of $491 thousand recorded in connection with the warrant exchange. For more information, please refer to the discussion under “Summary of Significant Accounting Policies—Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

During the quarter ended March 31, 2011, we recorded interest expense of $541 thousand, compared to $805 thousand for the quarter ended March 31, 2010. These amounts consist primarily of interest paid on our term loans, cash payments associated with our terminated and new interest rate swaps, amortization of deferred debt issuance costs and interest expense on capital leases. The decrease is primarily related to a lower interest rate of the new term loan as well as a lower swap rate. These were offset by an increase in capital leases.

During the quarter ended March 31, 2011, we recorded income tax benefit of $146 thousand, compared to an expense of $310 thousand during the quarter ended March 31, 2010. The difference is primarily due to a decrease in pretax (loss) income (excluding loss on warrants) for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our infusion pumps during the period from December 31, 2010 through March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had cash resources of $3.2 million compared to $5.0 million at December 31, 2010. The decrease in cash available to us was primarily due to capital expenditures and principal payments on our term loan and capital leases, partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the three months ended March 31, 2011 was $2.1 million, compared to $1.5 million for the three months ended March 31, 2010. The increase is attributable to higher revenues and related gross profit as well as non-cash items such as depreciation, amortization of intangible assets and stock based compensation.

Cash used in investing activities for the three months ended March 31, 2011 was $2.4 million, compared to $537 thousand for the three months ended March 31, 2010. The increase is related to an increase in cash paid for capital acquisitions.

Cash used in financing activities for the three months ended March 31, 2011 was $1.5 million, compared to cash used in financing activities of $958 thousand for the three months ended March 31, 2010. The increase for the quarter ended March 31, 2011 is primarily due to an increase in principal payments on the term loan, treasury shares repurchased, and new capital leases entered into to finance the purchase of infusion pumps during the period between March 31, 2010 and March 31, 2011.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of March 31, 2011, we believe we were in compliance with all such covenants.

Contractual Obligations

As of March 31, 2011, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (*)
	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
	(Amounts in Thousands)
Debt obligations	$4,692	$9,661	$13,312	$—	$27,665
Capital Lease Obligations	1,206	2,403	254	—	3,863
Operating Lease Obligations	470	533	347	—	1,350

Total	$6,368	$12,597	$13,913	$—	$32,878

(*)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of March 31, 2011 under various lease agreements we have entered into for office space.

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

Our largest payor is Medicare, which accounted for approximately 32% and 31% of our gross billings for the quarter ended March 31, 2011 and 2010, respectively. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of our gross billings for the quarter ended March 31, 2011 and 2010, respectively. No individual payor, other than Medicare and the Blue Cross/Blue Shield entities accounts for greater than 6% of our gross billings.

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

The warrants expired on April 11, 2011.

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

In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other,” goodwill is tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment. We performed the annual impairment test at October 31, 2010, and determined there was no impairment of goodwill. The fair value of our single reporting unit was estimated using a valuation model that combined an income and market approach, utilizing the discounted cash flow and guideline public company methods, respectively, which indicated that the fair value of its net assets exceeded the carrying value by less than 10%. No events have occurred subsequent to October 31, 2010 that indicates impairment may have occurred.

The relationship of our market capitalization to the carrying value of its net assets can impact estimates of these assumptions, and can therefore impact our judgment as to the fair value of its reporting unit when performing goodwill impairment tests. During 2010, our market capitalization remained fairly consistent with such experience in 2009. We evaluated the movement in our stock price along with its 2010 performance relative to expectations. In addition, we assessed several unique factors; a thinly traded, closely held, illiquid stock, an “overhang” created by having a significant amount of warrants outstanding (see Note 6), and a limited research or analyst coverage. The implied control premium was within the range of market control premiums paid in transactions of companies in the healthcare industry during the past three years. Based on this evaluation, we concluded that neither the market capitalization at October 31, 2010, nor the change vs. the prior year, were definitive indicators of impairment.

As our warrants expired in April 2011 and our common stock was listed on the NY AMEX in December 2010, the Company will monitor the impact of these factors as well as control premiums for healthcare transactions, operational performance measures, general economic conditions and its market capitalization. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting unit and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment test.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2011, the principal plus accrued interest on our term loan with Bank of America was $27.2 million. The term loan bears interest at LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. See Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with Bank of America.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate approximately 65% of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

Based on the term loans and interest rate swaps outstanding, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have increased our cash flow and pretax earnings by approximately $5 thousand for the quarter ended March 31, 2011. A 100 basis point increase in LIBOR would have decreased our cash flow and pretax earnings for the quarter ended March 31, 2011 by approximately $25 thousand.

We have classified certain warrants as derivative liabilities, which resulted in a liability of $83 thousand at March 31, 2011. We classified the warrants as derivative liabilities because there is a possibility that we may be required to settle the warrants in registered shares of common stock. We are required to compare the fair market value of these instruments from the date of the initial recording to their fair market value as of the end of each reporting period and to reflect the change in fair market value in our Consolidated Statements of Operations as a gain or loss for the applicable period. These warrants expired in April 2011.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as of March 31, 2011.

During the quarter ended March 31, 2011, we implemented a new general ledger and reporting system and were integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Change in Internal Control

Other than the changes described above, we have made no changes during three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information

On May 20, 2011, InfuSystem Holdings, Inc., InfuSystem, Inc. and First Biomedical, Inc. (the “Borrowers”) and Bank of America, N.A. and Keybank National Association (the “Lenders”), entered into an amendment to the Credit Agreement dated as of June 15, 2010, which modified the definition of EBITDA.

A copy of the amendment is filed as an exhibit to this Report and incorporated herein by reference.

Item 6.	Exhibits

Exhibits

10.1	Third Amendment to Credit Agreement, dated as of May 20, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 23, 2011	By:	/s/ James M. Froisland
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)