Form 10-Q
period 2011-06-30
InfuSystem Holdings, Inc
filed 2011-08-15
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2011, 21,075,507 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,723	$5,014
Accounts receivable, less allowance for doubtful accounts of $1,812 and $1,796 at June 30, 2011 and December 31, 2010, respectively	6,727	6,679
Inventory	1,406	1,699
Prepaid expenses and other current assets	976	750
Deferred income taxes	1,209	1,147

Total Current Assets	12,041	15,289
Property & equipment, net	16,934	16,672
Deferred debt issuance costs, net	536	658
Goodwill	21,279	64,092
Intangible assets, net	31,469	33,252
Deferred income taxes	10,454	—
Other assets	851	401

Total Assets	$93,564	$130,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,716	$2,016
Other current liabilities	2,579	4,631
Derivative liabilities	195	183
Current portion of long-term debt	6,419	5,551

Total Current Liabilities	10,909	12,381
Long-term debt, net of current portion	25,099	26,646
Deferred income taxes	—	5,788
Other liabilities	403	406

Total Liabilities	$36,411	$45,221

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued		—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,185,028 and 21,163,337, respectively; outstanding 21,052,269 and 21,117,516, respectively	2	2
Additional paid-in capital	87,103	87,004
Accumulated other comprehensive loss	(98)	(64)
Retained deficit	(29,854)	(1,799)

Total Stockholders’ Equity	57,153	85,143

Total Liabilities and Stockholders’ Equity	$93,564	$130,364

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except share data)	2011	2010	2011	2010
Net revenues	$13,133	$10,487	$26,090	$21,421
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,174	1,719	4,316	3,394
Cost of revenues — Pump depreciation, sales and disposals	1,971	1,248	3,732	2,387

Gross profit	8,988	7,520	18,042	15,640

Selling, general and administrative expenses:
Provision for doubtful accounts	927	1,076	2,149	2,469
Amortization of intangibles	663	534	1,309	991
Asset impairment charges	44,213	—	44,213	—
Selling and marketing	2,326	1,595	4,769	3,036
General and administrative	4,251	4,569	8,767	7,905

Total sales, general and administrative:	52,380	7,774	61,207	14,401

Operating (loss) income	(43,392)	(254)	(43,165)	1,239
Other loss:
Gain (loss) on derivatives	83	(71)	83	(460)
Interest expense	(564)	(1,366)	(1,105)	(2,172)
Gain on extinguishment of long term debt	—	1,118	—	1,118
Other income	2	—	—	—

Total other loss	(479)	(319)	(1,022)	(1,514)

(Loss) before income taxes	(43,871)	(573)	(44,187)	(275)
Income tax benefit	15,985	717	16,131	407

Net (loss) income	$(27,886)	$144	$(28,056)	$132

Net (loss) income per share:
Basic	$(1.32)	$0.01	$(1.33)	$0.01
Diluted	$(1.32)	$0.01	$(1.33)	$0.01
Weighted average shares outstanding:
Basic	21,059,292	19,798,719	21,080,683	19,353,638
Diluted	21,059,292	20,811,813	21,080,683	19,922,468

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(28,056)	$132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on derivative liabilities	(83)	460
Gain on extinguishment of long-term debt	—	(1,118)
Provision for doubtful accounts	2,149	2,469
Depreciation	3,167	2,380
Loss on disposal of pumps	794	179
Amortization of intangible assets	1,309	991
Asset impairment charges	44,213	—
Amortization of deferred debt issuance costs	122	834
Stock-based compensation	502	997
Deferred income taxes	(16,242)	(814)
Changes in assets and liabilities, exclusive of effects of acquisitions:
(Increase) in accounts receivable, net of provision	(2,197)	(2,682)
Decrease (increase) in other current assets	67	(404)
(Increase) in other assets	(166)	(860)
(Decrease) increase in accounts payable and other liabilities	(2,651)	1,165
Decrease in derivative liabilities from termination of interest rate swap	—	(365)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,928	3,364

INVESTING ACTIVITIES
Capital expenditures	(2,383)	(343)
Acquisition of intangible assets	(942)	(400)
Cash paid for acquisition, net of cash acquired	—	(16,418)

NET CASH (USED IN) INVESTING ACTIVITIES	(3,325)	(17,161)

FINANCING ACTIVITIES
Principal payments on term loan	(2,061)	(20,568)
Cash proceeds from term loan	—	30,000
Common stock repurchased to satisfy statutory witholding on stock based compensation	—	(38)
Treasury shares repurchased	(248)	—
Principal payments on capital lease obligations	(585)	(331)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,894)	9,063

Net change in cash and cash equivalents	(3,291)	(4,734)
Cash and cash equivalents, beginning of period	5,014	7,750

Cash and cash equivalents, end of period	$1,723	$3,016

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$983	$1,226
Cash paid for income taxes	$75	$14
NON-CASH TRANSACTIONS
Additions to property (a)	$4	$111
Property acquired pursuant to a capital lease	$1,967	$1,372
Origination of long term debt	$—	$750
Current assets assumed in acquisition (b)	$—	$2,314
Current liabilities assumed in acquisition (b)	$—	$438
Deferred tax liability assumed in acquisition (b)	$—	$2,754
Deferred tax asset assumed in acquisition (b)	$—	$30
Gross issuance of vested restricted shares (number of shares)	72	207

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of June 30, but will be included as a cash outflow from investing activities for capital expenditures when paid.

(b)	See Note 3—Acquisitions

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. In the opinion of the Company, the consolidated statements for the all periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such periods. The accompanying unaudited financial statements should be read in conjunction with the December 31, 2010 annual report 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for an entire year.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements. These include the following: revenue recognition, which includes contractual adjustments, accounts receivable and allowance for doubtful accounts, sales return allowances, inventory reserves, income taxes and goodwill and other intangibles valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ from those estimates.

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payer. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations, and cash flows.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. As described below, the Company performed an impairment analysis on all of its assets and determined that there was no impairment of property, plant and equipment as of June 30, 2011.

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

As of June 30, 2011, the Company determined that there may be market conditions relating to the stock price, elimination of warrants, and business forecasts to conclude that the carrying value of our single reporting unit exceeds the fair market value, and therefore could indicate impairment of goodwill. As a result of the triggering events, the Company performed an impairment test of goodwill as of June 30, 2011 and concluded that impairment of goodwill exists. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

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

As of June 30, 2011, the Company determined that there may be market conditions relating to the stock price, elimination of warrants, and business forecasts to conclude that there may be impairment of the Company’s indefinite lived intangibles relating to tradenames. As a result, the Company performed an impairment test of its indefinite lived intangibles as of June 30, 2011 and concluded that there is impairment of its tradenames. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the unrealized loss on the single interest rate swap in place as of June 30, 2011, net of taxes. For more information on the interest rate swap, refer to Note 6. During the three months ended June 30, 2011, there was a comprehensive loss of $163 thousand related to unrealized loss on the swap. The tax impact was $82 thousand leaving a net accumulated other comprehensive loss of $81 thousand. During the six months ended June 30, 2011, there was a comprehensive loss of $96 thousand related to the unrealized loss on the swap. The tax impact on the loss was $62 thousand, leaving a net accumulated other comprehensive loss of $98 thousand as reflected in the Company’s consolidated balance sheet as of June 30, 2011. The following table summarizes comprehensive loss for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(27,886)	$144	$(28,056)	$132
Accumulated other comprehensive (loss) on derivatives, net of taxes	(81)	0	(34)	0

Total comprehensive (loss) income	$(27,967)	$144	$(28,090)	$132

Revenue Recognition

The majority of the Company’s revenue is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that the Company rents to patients. The Company recognizes revenue only when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the price to the customer is fixed or determinable and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company receives 1) a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and the Company has 2) verified actual pump usage and 3) insurance coverage. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

The Company’s largest payor is Medicare, which accounted for approximately 32% and 31% of its gross billings for the six months ended June 30, 2011 and 2010, respectively. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of its gross billings for the six months ended June 30, 2011 and 2010, respectively. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others when 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the price to the customer is fixed or determinable and 4) collectability is reasonably assured. The Company performs an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

Share based compensation expense recognized for the three and six months ended June 30, 2011 was $254 thousand and $502 thousand, respectively, compared to $897 thousand and $997 thousand for the three and six months ended June 30, 2010, respectively.

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

The 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock expired on April 11, 2011 and the Company recorded a realized gain of $83 thousand, which is included on the gain in derivatives line item on the income statement, during the quarter ended June 30 2011.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of June 30, 2011 and December 31, 2010 relate solely to the Company’s Bank of America credit facility. The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, see Note 7.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Numerator:
Net (loss) income (in thousands)	$(27,886)	$144	$(28,056)	$132
Denominator:
Weighted average common shares outstanding:
Basic	21,059,292	19,798,719	21,080,683	19,353,638
Dilutive effect of non-vested awards	—	1,013,094	—	568,830

Diluted	21,059,292	20,811,813	21,080,683	19,922,468
Net (loss) income per share:
Basic	$(1.32)	$0.01	$(1.33)	$0.01
Diluted	$(1.32)	$0.01	$(1.33)	$0.01

For the three and six months ended June 30, 2011 the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 130,479 in stock options and 2,138,750 in unvested restricted shares. For the three and six months ended June 30, 2010 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately, and 100,479 in vested stock options.

Subsequent events

The Company adopted the provisions of ASC 855, “Subsequent Events” effective June 15, 2009 and management has concluded that there are no significant subsequent events requiring disclosure as of the date the consolidated financial statements.

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

Seller Note

Pursuant to the terms of the Stock Purchase Agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of June 30, 2011 the outstanding principal due on the note was $384 thousand.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations of the Company and First Biomedical as though the companies had been combined as of the beginning of the period six months ended June 30, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of First Biomedical separately as it is not practical since the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects:

Six Months Ended June 30, 2010
Net revenues	$26,508
Net income	497
Earnings per share - basic	0.03
Earnings per share - diluted	0.02

4.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011	December 31, 2010
Pump equipment	$31,064	$28,037
Furniture, fixtures, and equipment	1,960	1,894
Accumulated depreciation	(16,090)	(13,259)

Total	$16,934	$16,672

Included in pump equipment above is $6.5 million and $4.6 million, as of June 30, 2011 and December 31, 2010, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above are $939 thousand and $723 thousand, as of June 30, 2011 and December 31, 2010, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and six months ended June 30, 2011 was $1.6 million and $3.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $1.2 million and $2.3 million, respectively. For all periods these expenses were recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

In accordance with the provisions of ASC 350, “Intangibles—Goodwill and Other, “ we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. As of the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, we had not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill and indefinite-lived intangibles. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $44.2 million non-cash asset impairment charge, representing our best estimate of the impairment loss for the quarter ended June 30, 2011.

Based on the preliminary impairment analysis performed by the Company as of June 30, 2011, the following table outlines the impairment charges by asset category (in thousands). :

	Goodwill	Trade Names
Value as of December 31, 2010	$64,092	$5,500
Impairment charge	(42,813)	(1,400)

Value as of June 30, 2011	$21,279	$4,100

These impairment charges are based on a preliminary analysis and may be subject to further adjustments. The analysis will be finalized and any further adjustment will be included in the next reporting period.

The following tables present the methods used to establish fair value measurements for each of the intangibles (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Goodwill	$21,279	$—	$—	$21,279
Tradenames	4,100	—	—	4,100

Total	$25,379	$—	$—	$25,379

In accordance with ASC 820, Fair Value Measurements and Disclosures, the estimated fair values of the goodwill and trade names were estimated based primarily upon discounted cash flow methodologies reflecting the Company’s own assumptions resulting in a Level 3 classification.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Nonamortizable intangible assets
Trade names	$4,100	$5,500
Amortizable intangible assets
Physician and customer relationships	32,865	32,400
Non-competition agreements	848	760
Software	1,371	980

Total nonamortizable and amortizable intangible assets	39,184	39,640
Less accumulated amortization	(7,715)	(6,388)

Total identifiable intangible assets	$31,469	$33,252

Amortization expense for intangible assets for the three and six months ended June 30, 2011 was $663 thousand and $1,309 thousand, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2010 was $534 thousand and $991 thousand, respectively. The expenses for all periods were recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of June 30, 2011 is as follows (in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$2,809	$2,766	$2,635	$2,360	$2,343

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities in accordance with ASC 815. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments are reflected as adjustments to the amount of the recorded liabilities, and the corresponding gain or loss is recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof, or exercise of the warrants or portion thereof, as the case may be, the corresponding liability is reclassified as equity. The warrants expired in April 2011 and the Company recorded a realized gain of $83 thousand as a result of the expiration.

On July 20, 2010, the Company entered into a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $17.1 million on June 30, 2011, which represented approximately 65% of the outstanding underlying debt, and a fixed rate of 1.40%. The fair value of the interest rate swap outstanding at June 30, 2011 was a liability of $195 thousand. The Company has designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in other comprehensive income within the stockholders’ equity section on the Company’s consolidated balance sheet, and any realized changes are included in the Company’s consolidated statement of operations within interest expense.

The following table presents the fair values of the Company's derivative instruments (in thousands):

Description	Balance Sheet Location	June 30, 2011	December 31, 2010

Derivative Designated as a Cash Flow Hedge
Interest rate swap	Derivative liabilities	$195	$100

Derivatives Not Designated as Hedging Instruments
Warrants	Derivative liabilities	—	83

Total		$195	$183

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended June 30, 2011 (in thousands):

Description	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$163	Gain (loss) on derivatives	$—	Gain (loss) on deritvatives	$—

Total	$163		$—		$—

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the six months ended June 30, 2011 (in thousands):

Description	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$96	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$96		$—		$—

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Location of Gain (Loss) Recognized in Income	Three Months Ending June, 30		Six Months Ending June, 30
Description		2011	2010	2011	2010

Warrants	Gain (loss) on derivatives	$83	$(167)	$83	$(741)
Interest rate swap	Gain (loss) on derivatives	—	96	—	281

Total		$83	$(71)	$83	$(460)

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$—	$—	$—	$—
Interest rate swap liability	195	—	195	—

Total	$195	$—	$195	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$83	$83	$—	$—
Interest rate swap liability	100	—	100	—

Total $	183	$83	$100	$—

7.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of June 30, 2011, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.76%.

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

As of June 30, 2011, the Company had a letter of credit in the amount of $81 thousand outstanding, leaving $4.9 million available on its revolving credit facility.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures and capital leases. In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $808 thousand. These costs are recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for the three and six months ended June 30, 2011 was $60 thousand and $122 thousand, respectively, which was recorded in interest expense.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of June 30, 2011 and December 31, 2010, the outstanding principal due on the note was $384 thousand and $569 thousand, respectively.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loan and capital leases are as follows (in thousands):

	7/1/11–12/31/11	2012	2013	2014	Thereafter	Total
Term Loan	$2,250	$4,500	$4,875	$14,625	—	$26,250
Seller Note	190	194	—	—	—	$384
Capital Lease	746	1,611	1,575	757	195	$4,884

Total	$3,186	$6,305	$6,450	$15,382	$195	$31,518

8.	Income Taxes

Provision for income taxes was a benefit of $16.0 million and $16.1 million for the three and six months ended June 30, 2011, respectively, compared to a benefit of $717 thousand and $407 thousand for the three and six months ended June 30, 2010, respectively. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

During the period ended June 30, 2011, the Company recorded a $16.6 million long term deferred tax asset as a result of the tax impact of asset impairment charges related to tax deductible goodwill and intangibles. This resulted in a net long term deferred tax asset of $11.7 million on the Company’s balance sheet as of June 30, 2011, as compared to a net long term deferred tax liability of $4.6 million as of December 31, 2010.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years and through June 30, 2010, the Company had deferred tax assets to which a full valuation allowance was applied. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized. As a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company removed the valuation allowance previously applied against the net deferred tax asset during the year ended December 31, 2010.

9.	Related Party Transactions

The Company recorded $175 thousand and $364 thousand in stock based compensation expense during the three and six months ended June 30, 2011, respectively, related to shares granted to the board of directors and officers. The Company recorded $686 thousand and $727 thousand in stock based compensation expense during the three and six months ended June 30, 2010, respectively, related to shares granted to the board of directors and officers.

As described in Note 3 to these consolidated financial statements, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of June 30, 2011 the outstanding principal due on the note was $384 thousand. The Seller is a current employee of the Company, and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease are thirty six months, which commenced on July 1, 2010. Rent will be paid monthly in the amount of $5 thousand to Jan-Mar LLC and $3 thousand to the CW Investment Group LLC.

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

As of June 30, 2011, the Company had approximate minimum future operating lease commitments of (in thousands):

2011	2012	2013	2014	2015
$236	$360	$236	$195	$200

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. On June 10, 2011, the Company registered an additional 3,000,000 under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the six months ended June 30, 2011:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2011	2,174	$2.51

Vested	(44)	$2.73

Vested shares forgone to satisfy minimum statutory withholding	(28)	$2.74

Unvested at June 30, 2011	2,102	$2.50

As of June 30, 2011, there was $6.9 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 14 years.

Stock-based compensation expense

Total stock-based compensation expense, which is included in selling, general and administrative expenses, was $254 thousand and $897 thousand for the three months ended June 30, 2011 and 2010, respectively, and was $502 thousand and $997 thousand for the six months ended June 30, 2011 and 2010, respectively.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the Company contributes a certain percentage of employee contributions. Such Company matching contributions totaled $254 thousand and $502 thousand for the six months ended June 30, 2011 and 2010, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

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

InfuSystem Holdings, Inc. Results of Operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

Revenues

Our revenue for the quarter ended June 30, 2011 was $13.1 million, a 25% improvement compared to $10.5 million for the quarter ended June 30, 2010. Our revenue for the six months ended June 30, 2011 was $26.1 million, a 22% improvement compared to $21.4 million for the six months ended June 30, 2010. The increase in revenues for both periods is primarily related to revenues generated by recent acquisitions and obtaining business at new customer facilities. The increase was partially offset by slight decrease in our consignment revenues due to a shortage of the chemotherapy drugs Leucovorin and 5FU, which are used in our ambulatory infusion pumps.

Gross Profit

Gross profit for the quarter ended June 30, 2011 was $9.0 million, an increase of 19% compared to $7.5 million for the quarter ended June 30, 2010. Gross profit for the six months ended June 30, 2011 was $18.0 million, an increase of 15% compared to $15.6 million for the six months ended June 30, 2010. It represented 68% and 69% of revenues for the three and six months ended June 30, 2011, respectively, compared to 72% and 73% for the three and six months ended June 30, 2010, respectively. The decrease, as a percentage of revenues, is primarily related to a higher mix of pump sales, rentals and services as compared to third party billings, offset by a decrease in repair and maintenance costs which is a result of realized synergies related to the integration of acquired operations.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2011 was $0.9 million, a decrease of 18% compared to $1.1 million for the quarter ended June 30, 2010. Provision for doubtful accounts for the six months ended June 30, 2011 was $2.2 million, a decrease of 13% compared to $2.6 million for the six months ended June 30, 2010. The decrease for both periods is related to a decrease in direct patient billings, as well as improved collectability relating to sales, service and rental customers.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2011 was $663 thousand, a 24% increase compared to $534 thousand for the quarter ended June 30, 2010. Amortization of intangible assets for the six months ended June 30, 2011 was $1.3 million, a 32% increase compared to $1.0 million for the six months ended June 30, 2010. The increase is primarily related to additional intangible assets associated with acquisitions as well as amortization of new software.

Asset Impairment Charges

As of June 30, 2011, the Company determined that there may be market conditions relating to the stock price, elimination of warrants, and business forecasts to conclude that there may be impairment of goodwill and indefinite lived intangibles. In accordance with the provisions of ASC 350, “Intangibles—Goodwill and Other, “ we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value. Based upon the preliminary impairment analysis performed as of June 30, 2011, which may be subject to further adjustments, the Company concluded there was an impairment of goodwill and tradenames of $44.2 million.

Selling and Marketing Expenses

During the quarter ended June 30, 2011, our selling and marketing expenses were $2.3 million, an increase of 46% compared to $1.6 million for the quarter ended June 30, 2010. During the six months ended June 30, 2011, our selling and marketing expenses were $4.8 million, an increase of 57% compared to $3.0 million for the six months ended June 30, 2010. The increase in expenses is primarily related to expenses incurred by our acquired businesses as well as increased investments in the sales and marketing departments. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2011, our general and administrative expenses, less asset impairment charges, were $4.3 million, a decrease compared to $4.6 million for the quarter ended June 30, 2010. The decrease for this period is primarily related to a decrease in share-based compensation and acquisition expenses incurred in the prior period. These were partially offset by on-going general and administrative expenses of the acquired businesses. During the six months ended June 30, 2011, our general and administrative expenses, less asset impairment charges, were $8.8 million, an increase compared to $7.9 million for the six months ended June 30, 2010. This increase is primarily related to general and administrative expenses incurred at the acquired businesses, partially offset by a decrease in share-based compensation as well acquisition costs. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses.

Other Income and Expenses

During the three and six months ended June 30, 2011, we recorded a gain on derivatives of $83 thousand related to the expiration of the warrants for both periods. During the three and six months ended June 30, 2010, we recorded derivative losses of $71 thousand and $460 thousand, respectively. For the quarter ended June 30, 2010, the loss included an unrealized loss from the change in the fair value of our warrants, partially offset by a realized gain on the termination of our single interest rate swap. Included in the six months ended June 30, 2010 loss was a realized loss recorded in connection with the warrant exchange, an unrealized loss from the change in the fair value of our warrants and a realized gain on the termination of our single interest rate swap.

During the quarter ended June 30, 2011, we recorded interest expense of $564 thousand, compared to $1.4 million for the quarter ended June 30, 2010. During the six months ended June 30, 2011, we recorded interest expense of $1.1 million, compared to $2.2 million for the six months ended June 30, 2010. The decrease for both periods is primarily the result of expensing all of the remaining I-Flow deferred debt issuance costs in the prior period, an increase in capital leases, partially offset by a lower interest rate of the new term loan as well as a lower swap rate. These amounts consist primarily of interest paid on our term loans, cash payments associated with our interest rate swap, amortization of deferred debt issuance costs and interest expense on capital leases.

During the three and six months ended June 30, 2011, we recorded income tax benefit of $16.0 million and $16.1 million, respectively compared to a benefit of $717 thousand and $407 thousand, respectively, during the three and six months ended June 30, 2010. The benefit increase is primarily due to the tax impact of asset impairment charge recorded during the quarter.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our infusion pumps during the period from December 31, 2010 through June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had cash resources of $1.7 million compared to $5.0 million at December 31, 2010. The decrease in cash available to us was primarily due to capital expenditures, principal payments on our term loan and capital leases, partially offset by positive cash flow from operating activities.

Cash provided by operating activities for the six months ended June 30, 2011 was $2.9 million, compared to $3.4 million for the six months ended June 30, 2010. The decrease is primarily attributable to decrease in accounts payable and other current liabilities.

Cash used in investing activities for the six months ended June 30, 2011 was $3.3 million, compared to $17.2 million for the six months ended June 30, 2010. The decrease is related to the First Biomedical acquisition in the prior period, partially offset by an increase in cash paid for capital expenditures and intangible assets.

Cash used in financing activities for the six months ended June 30, 2011 was $2.9 million, compared to cash provided by financing activities of $9.1 thousand for the six months ended June 30, 2010. The change in cash used in financing activities and cash provided by financing activities is due to the cash proceeds from the Bank of America term loan in the prior period, which was partially offset by the principal payoff of the I-Flow term loan in the prior period.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of June 30, 2011, we were in compliance with all such covenants.

Contractual Obligations

As of June 30, 2011, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (*)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(Amounts in Thousands)
Debt obligations	$4,884	$21,750	$0	$—	$26,634
Capital Lease Obligations	1,534	2,871	479	—	4,884
Operating Lease Obligations	458	472	297	—	1,227

Total	$6,876	$25,093	$776	$—	$32,745

(*)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of June 30, 2011 under various lease agreements we have entered into for office space.

Contingent Liabilities

We do not have any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements. These include the following: revenue recognition, which includes contractual allowances, accounts receivable and allowance for doubtful accounts, warrants and derivative financial instruments, income taxes and goodwill valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Revenue Recognition

The majority of our revenue is rental revenue in the oncology market. Revenues are recognized predominantly under fee for service arrangements through equipment that we rent to patients. We recognize revenue only when all of the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the price to the customer is fixed or determinable and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when 1) we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and 2) we have verified actual pump usage and 3) we receive patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues.

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

Our largest payor is Medicare, which accounted for approximately 32% and 31% of our gross billings for the six months ended June 30, 2011 and 2010, respectively. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of our gross billings for the six months ended June 30, 2011 and 2010, respectively. No individual payor, other than Medicare and the Blue Cross/Blue Shield entities accounts for greater than 6% of our gross billings.

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others when 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the price to the customer is fixed or determinable and 4) collectability is reasonably assured. We perform an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

The 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock expired on April 11, 2011 and the we recorded a realized gain of $83 thousand, which is included on the gain in derivatives line item on the income statement, during the quarter ended June 30 2011.

ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The warrants expired on April 11, 2011. During the second quarter, we recorded a realized gain of $83 thousand as a result of the warrants expiration.

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

Goodwill and Other Intangibles Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other,” goodwill and other intangibles are tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value which could trigger impairment.

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

In accordance with the provisions of ASC350, “Intangibles – Goodwill and Other,” we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. As of the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, we had not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill and indefinite lived intangibles. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $44.2 million non-cash asset impairment charge, representing our best estimate of the impairment loss for the quarter ended June 30, 2011.

For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5 to these consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2011, the principal plus accrued interest on our term loan with Bank of America was $26.3 million. The term loan bears interest at LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. See Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with Bank of America.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize a single interest rate swap agreement to moderate approximately 65% of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

Based on the term loans and interest rate swaps outstanding, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have increased our cash flow and pretax earnings by approximately $5 thousand and $12 thousand for the quarter ended June 30, 2011 and six months ended June 30, 2011, respectively. A 100 basis point increase in LIBOR would have decreased our cash flow and pretax earnings for the quarter ended June 30, 2011 and six months ended June 30, 2011 by approximately $24 thousand and $49 thousand, respectively.

We historically classified certain warrants as derivative liabilities because there was a possibility that we may be required to settle the warrants in registered shares of common stock. These warrants expired in April 2011 and there was no related amount on the balance sheet as of June 30, 2011 as a result of the expiration.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of June 30, 2011, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

During the second quarter of 2011, we identified a material weakness in the Company’s internal control over financial reporting relating to limited finance staffing levels that are not commensurate with the Company’s increased complexity and its financial accounting and reporting requirements in light of the Company’s continued growth. The Company has grown due to the acquisition of First Biomedical in 2010 and the formation of a leasing company in early 2011. The growth of the Company has led the financial reporting staff to rely increasingly on outsourced work and outside specialists, without adequate resources to thoroughly review, understand and, where necessary, challenge the assumptions, utilized by such outside specialists. To address this material weakness, the Company is reassessing its finance staffing needs and will take steps to assure that adequate staffing and resources are available for the financial reporting process.

During the six months ended June 30, 2011, we implemented a new general ledger and reporting system which were integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Change in Internal Control

Other than the changes described above, we have made no changes during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ James M. Froisland
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)