Form 10-Q
period 2011-09-30
InfuSystem Holdings, Inc
filed 2011-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2011, 21,244,916 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$433	$5,014
Accounts receivable, less allowance for doubtful accounts of $1,719 and $1,796 at September 30, 2011 and December 31, 2010, respectively	7,983	6,679
Inventory	2,155	1,699
Prepaid expenses and other current assets	736	750
Deferred income taxes	1,249	1,147

Total Current Assets	12,556	15,289
Property & equipment, net	16,883	16,672
Deferred debt issuance costs, net	477	658
Goodwill	—	64,092
Intangible assets, net	28,683	33,252
Deferred income taxes	20,135	—
Other assets	758	401

Total Assets	$79,492	$130,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,945	$2,016
Other current liabilities	2,061	4,631
Derivative liabilities	302	183
Current portion of long-term debt	6,673	5,551

Total Current Liabilities	10,981	12,381
Long-term debt, net of current portion	24,126	26,646
Deferred income taxes	3,250	5,788
Other liabilities	414	406

Total Liabilities	$38,771	$45,221

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,244,916 and 21,163,337, respectively; outstanding 21,048,076 and 21,117,516, respectively	1	2
Additional paid-in capital	87,362	87,004
Accumulated other comprehensive loss	(165)	(64)
Retained deficit	(46,477)	(1,799)

Total Stockholders’ Equity	40,721	85,143

Total Liabilities and Stockholders’ Equity	$79,492	$130,364

See accompanying notes to consolidated financial statements

3 of 31

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except share data)	2011	2010	2011	2010
Net revenues	$14,505	$12,733	$40,595	$34,154
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,346	2,130	6,662	5,524
Cost of revenues — Pump depreciation, sales and disposals	2,927	1,706	6,659	4,094

Gross profit	9,232	8,897	27,274	24,536

Selling, general and administrative expenses:
Provision for doubtful accounts	884	986	3,033	3,454
Amortization of intangibles	683	624	1,992	1,615
Asset impairment charges	23,379	—	67,592	—
Selling and marketing	2,320	1,702	7,089	4,739
General and administrative	4,460	4,757	13,227	12,662

Total sales, general and administrative:	31,726	8,069	92,933	22,470

Operating (loss) income	(22,494)	828	(65,659)	2,066
Other loss:
Gain (loss) on derivatives	—	250	83	(210)
Interest expense	(541)	(609)	(1,646)	(2,781)
Gain on extinguishment of long term debt	—	—	—	1,118
Other expense	(118)	—	(118)	—

Total other loss	(659)	(359)	(1,681)	(1,873)

(Loss) income before income taxes	(23,153)	469	(67,340)	193
Income tax (expense) benefit	6,530	(295)	22,661	112

Net (loss) income	$(16,623)	$174	$(44,679)	$305

Net (loss) income per share:
Basic	$(0.79)	$0.01	$(2.12)	$0.02
Diluted	$(0.79)	$0.01	$(2.12)	$0.01
Weighted average shares outstanding:
Basic	21,067,502	19,904,648	21,076,241	19,539,326
Diluted	21,064,502	21,647,904	21,076,241	20,742,765

See accompanying notes to consolidated financial statements

4 of 31

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net (loss) income	$(44,679)	$305
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on derivative liabilities	(83)	210
Gain on extinguishment of long-term debt	—	(1,118)
Provision for doubtful accounts	3,033	3,454
Depreciation	4,890	3,869
Net book value of pumps sold from fixed assets	2,111	510
Amortization of intangible assets	1,992	1,615
Asset impairment charges	67,592	—
Amortization of deferred debt issuance costs	181	915
Stock-based compensation	921	1,811
Deferred income taxes	(22,673)	(519)
Changes in assets and liabilities, exclusive of effects of acquisitions:
Increase in accounts receivable, net of provision	(4,337)	(3,556)
Increase in other current assets	(442)	(89)
(Increase) decrease in other assets	(70)	170
(Decrease) increase in accounts payable and other liabilities	(4,739)	553
Decrease in derivative liabilities from termination of interest rate swap	—	(365)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,697	7,765

INVESTING ACTIVITIES
Capital expenditures	(3,295)	(1,392)
Acquisition of intangible assets	(942)	—
Cash paid for acquisition, net of cash acquired	—	(16,418)

NET CASH USED IN INVESTING ACTIVITIES	(4,237)	(17,810)

FINANCING ACTIVITIES
Principal payments on term loan	(3,287)	(21,596)
Cash proceeds from loans	551	30,000
Capitalized debt issuance costs	—	(808)
Common stock repurchased to satisfy statutory witholding on stock based compensation	—	(38)
Treasury shares repurchased	(343)	—
Principal payments on capital lease obligations	(962)	(571)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,041)	6,987

Net change in cash and cash equivalents	(4,581)	(3,058)
Cash and cash equivalents, beginning of period	5,014	7,750

Cash and cash equivalents, end of period	$433	$4,692

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$1,465	$1,873
Cash paid for income taxes	$242	$14
NON-CASH TRANSACTIONS
Additions to property (a)	$103	$405
Property acquired pursuant to a capital lease	$2,300	$1,869
Origination of long term debt	$—	$750
Current assets assumed in acquisition (b)	$—	$2,399
Current liabilities assumed in acquisition (b)	$—	$438
Deferred tax liability assumed in acquisition (b)	$—	$2,754
Deferred tax asset assumed in acquisition (b)	$—	$30
Gross issuance of vested restricted shares (number of shares)	182	—

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of September 30, but will be included as a cash outflow from investing activities for capital expenditures when paid.
(b)	See Note 3 - Acquisitions

See accompanying notes to consolidated financial statements

5 of 31

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. In the opinion of the Company, the consolidated statements for the all periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such periods. The accompanying unaudited financial statements should be read in conjunction with the December 31, 2010 annual report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for an entire year.

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

6 of 31

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections by payor. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations and cash flows.

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

7 of 31

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” This standard addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. As described below, the Company performed an impairment analysis on all of its assets and determined that there was no impairment of property, plant and equipment as of September 30, 2011.

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

As of September 30, 2011, based on a significant decline in the Company’s market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

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

As of September 30, 2011, based on a significant decline in our market capitalization, the Company concluded that there was an indicator to require us to perform an interim indefinite lived intangibles impairment analysis relating to trade names and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5.

8 of 31

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists only of the unrealized loss on an interest rate swap in place as of September 30, 2011, net of taxes. For more information on the interest rate swap, refer to Note 6. During the three months ended September 30, 2011, there was a comprehensive loss of $107 thousand related to an unrealized loss on the swap. The tax impact was $40 thousand leaving a net other comprehensive loss of $67 thousand. During the nine months ended September 30, 2011, there was a comprehensive loss of $203 thousand related to the unrealized loss on the swap. The tax impact on the loss was $102 thousand, leaving a net other comprehensive loss of $101 thousand. The net accumulated other comprehensive loss was $165 thousand as reflected in the Company’s consolidated balance sheet as of September 30, 2011. The following table summarizes comprehensive loss for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(16,623)	$174	$(44,679)	$305
Accumulated other comprehensive (loss) on derivatives, net of taxes	(67)	(183)	(101)	(183)

Total comprehensive (loss) income	$(16,690)	$(9)	$(44,780)	$122

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

The Company’s largest payor is Medicare, which accounted for approximately 32% and 31% of its gross billings for the nine months ended September 30, 2011 and 2010, respectively. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of its gross billings for the nine months ended September 30, 2011 and 2010, respectively. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than approximately 6% of the Company’s gross billings.

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

9 of 31

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets, based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, refer to the “Income Taxes” discussion included in Note 8.

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

Share based compensation expense recognized for the three and nine months ended September 30, 2011 was $419 thousand and $921 thousand, respectively, compared to $814 thousand and $1.8 million for the three and nine months ended September 30, 2010, respectively.

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

ASC 815 requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required from period to period.

The 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock expired on April 11, 2011 and the Company recorded a realized gain of $83 thousand, which is included on the gain in derivatives line item on the income statement, for the nine months ended September 30, 2011.

ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Cash Flow Hedge

The Company is exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the exposure of these risks, the Company enters into interest rate swaps. On July 20, 2010, the Company entered into an interest rate swap and designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the fair value are included in accumulated other comprehensive loss within the stockholders’ equity section on the Company’s consolidated balance sheet and any realized changes would be included in the Company’s consolidated statement of operations within interest expense.

10 of 31

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of September 30, 2011 and December 31, 2010 relate solely to the Company’s Bank of America credit facility. The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, see Note 7.

Earnings Per Share

Basic (loss) income per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator:
Net (loss) income (in thousands)	$(16,623)	$174	$(44,679)	$305
Denominator:
Weighted average common shares outstanding:
Basic	21,067,502	19,904,648	21,076,241	19,539,326
Dilutive effect of non-vested awards	—	1,743,256	—	1,203,439

Diluted	21,067,502	21,647,904	21,076,241	20,742,765
Net (loss) income per share:
Basic	$(0.79)	$0.01	$(2.12)	$0.02
Diluted	$(0.79)	$0.01	$(2.12)	$0.01

For the three and nine months ended September 30, 2011 the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 130,479 in stock options and 2,568,750 in unvested restricted shares. For the three and nine months ended September 30, 2010 the following warrants and stock awards were not included in the calculation because they would have an anti-dilutive effect: 8,329,638 outstanding warrants issued in connection with the IPO, 1,142,858 warrants issued privately and 100,479 in vested stock options.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial statements, but may require a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.

11 of 31

On September 15, 2011, the FASB issued an ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The Board’s objective was to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangibles – Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment if the carrying value of a reporting unit exceeds the fair value under Step one. Under the amendment, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. The Company is currently evaluating this pronouncement but does not anticipate adoption to have a material impact to the Company’s consolidated financial statements.

Subsequent events

The Company adopted the provisions of ASC 855, “Subsequent Events” effective June 15, 2009 and management has concluded that there are no significant subsequent events requiring disclosure as of the date the consolidated financial statements. The Company has evaluated subsequent events through the date of approval of the consolidated financial statements by the Board on November 10, 2011

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

12 of 31

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

Seller Note

Pursuant to the terms of the Stock Purchase Agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2011 the outstanding principal due on the note was $290 thousand.

13 of 31

4.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Pump equipment	$32,497	$28,037
Furniture, fixtures, and equipment	2,035	1,894
Accumulated depreciation	(17,649)	(13,259)

Total	$16,883	$16,672

Included in pump equipment above is $6.8 million and $4.6 million, as of September 30, 2011 and December 31, 2010, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.2 million and $970 thousand, of depreciation expense as of September 30, 2011 and December 31, 2010, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and nine months ended September 30, 2011 was $1.7 million and $4.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2010 was $1.5 million and $3.9 million, respectively. For all periods these expenses were recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other,” we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded $44.2 million for non-cash asset impairment charge.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows and the market approach which estimates the fair value based on comparable market prices. Accordingly, for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment shares representing our best estimate of the loss. This estimate was based on significant unobservable inputs and would have been considered a level 3 under ASC 820.

Based on the impairment analysis performed by the Company as of September 30, 2011, the following table outlines the impairment charges by asset category (in thousands):

	Goodwill	Trade Names
Value as of December 31, 2010	$64,092	$5,500
Impairment charge	(42,813)	(1,400)

Value as of June 30, 2011	21,279	4,100
Impairment charge	(21,279)	(2,100)

Value as of September 30, 2011	$—	$2,000

14 of 31

The following table presents the methods used to establish fair value measurements for Trade names (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trade names	$2,000	$—	$—	$2,000

Total	$2,000	$—	$—	$2,000

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the estimated fair value of the trade names were estimated based primarily upon discounted cash flow methodologies reflecting the Company’s own assumptions resulting in a Level 3 classification.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Nonamortizable intangible assets
Trade names	$2,000	$5,500
Amortizable intangible assets
Physician and customer relationships	32,864	32,400
Non-competition agreements	848	760
Software	1,376	980

Total nonamortizable and amortizable intangible assets	37,088	39,640
Less accumulated amortization	(8,405)	(6,388)

Total identifiable intangible assets	$28,683	$33,252

Amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $683 thousand and $2.0 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2010 was $624 thousand and $1.6 million, respectively. The expenses for all periods were recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of September 30, 2011 is as follows (in thousands):

	2011	2012	2013	2014	2015
Amortization expense	$2,772	$2,766	$2,635	$2,397	$2,343

15 of 31

6.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities in accordance with ASC 815. Therefore, the fair value of each instrument must be recorded as a liability on the Company’s balance sheet. Changes in the fair values of these instruments are reflected as adjustments to the amount of the recorded liabilities and the corresponding gain or loss is recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof, or exercise of the warrants or portion thereof, as the case may be, the corresponding liability is reclassified as equity. The warrants expired in April 2011 and the Company recorded a realized gain of $83 thousand as a result of the expiration.

On July 20, 2010, the Company entered into an interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $16.3 million on September 30, 2011, which represented approximately 65% of the outstanding underlying debt, and a fixed rate of 1.40%. The fair value of the interest rate swap outstanding at September 30, 2011 was a liability of $302 thousand. The Company has designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in other comprehensive income within the stockholders’ equity section on the Company’s consolidated balance sheet and any realized changes are included in the Company’s consolidated statement of operations within interest expense.

The following table presents the fair values of the Company’s derivative instruments (in thousands):

Description	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivative Designated as a Cash Flow Hedge:
Interest rate swap	Derivative liabilities	$302	$100
Derivatives Not Designated as Hedging Instruments:
Warrants	Derivative liabilities	—	83

Total		$302	$183

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended September 30, 2011 (in thousands):

Description	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$107	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$107		$—		$—

16 of 31

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the nine months ended September 30, 2011 (in thousands):

Description	Loss Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$203	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$203		$—		$—

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 30, 2011 and 2010 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Warrants	Gain (loss) on derivatives	$—	$250	$83	$(491)
Interest rate swap	Gain (loss) on derivatives	—	—	—	281

Total		$—	$250	$83	$(210)

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$—	$—	$—	$—
Interest rate swap liability	302	—	302	—

Total	$302	$—	$302	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$83	$83	$—	$—
Interest rate swap liability	100	—	100	—

Total	$183	$83	$100	$—

17 of 31

7.	Debt and Other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of September 30, 2011, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.72%.

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

As of September 30, 2011, the Company had a letter of credit in the amount of $81 thousand outstanding, leaving $4.9 million available on its revolving credit facility.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures and capital leases. In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $808 thousand. These costs are recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for the three and nine months ended September 30, 2011 was $59 thousand and $181 thousand, respectively, which was recorded in interest expense.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2011 and December 31, 2010, the outstanding principal due on the note was $290 thousand and $569 thousand, respectively.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the loans and capital leases are as follows (in thousands):

	10/1/11 - 12/31/11	2012	2013	2014	Thereafter	Total
Term Loan	$1,125	$4,500	$4,875	$14,625	$—	$25,125
Seller Note	95	194	—	—	—	289
Capital Lease	399	1,687	1,657	846	245	4,834
Other loans	50	204	212	84	1	551

Total	$1,669	$6,585	$6,744	$15,555	$246	$30,799

8.	Income Taxes

Provision for income taxes was a benefit of $6.5 million and $22.7 million for the three and nine months ended September 30, 2011, respectively, compared to an expense of $295 thousand and a benefit of $112 thousand for the three and nine months ended September 30, 2010, respectively. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

During the period ended September 30, 2011, the Company recorded a $6.5 million long term deferred tax asset as a result of the tax impact of asset impairment charges related to tax deductible goodwill and intangibles. This resulted in a net long term deferred tax asset of $18.1 million on the Company’s balance sheet as of September 30, 2011, as compared to a net long term deferred tax liability of $4.6 million as of December 31, 2010.

18 of 31

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years and through September 30, 2010, the Company had deferred tax assets to which a full valuation allowance was applied. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized. As a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company removed the valuation allowance previously applied against the net deferred tax asset during the year ended December 31, 2010.

9.	Related Party Transactions

The Company recorded $175 thousand and $539 thousand in stock based compensation expense during the three and nine months ended September 30, 2011, respectively, related to shares granted to the board of directors and officers. The Company recorded $694 thousand and $1.4 million in stock based compensation expense during the three and nine months ended September 30, 2010, respectively, related to shares granted to the board of directors and officers.

As described in Note 3 to these consolidated financial statements, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $750 thousand. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of September 30, 2011 the outstanding principal due on the note was $290 thousand. The Seller is a current employee of the Company and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease are thirty six months, which commenced on July 1, 2010. Rent will be paid monthly in the amount of $5 thousand to Jan-Mar LLC and $3 thousand to the CW Investment Group LLC.

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

As of September 30, 2011, the Company had approximate minimum future operating lease commitments of (in thousands):

2011	2012	2013	2014	2015
$131	$430	$283	$195	$200

11.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. On June 10, 2011, the Company registered an additional 3,000,000 under the 2007 Stock Incentive Plan.

Restricted Shares

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the nine months ended September 30, 2011:

19 of 31

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2011	2,174	$2.51
Granted	577	$1.65
Vested	(116)	$1.99
Vested shares forgone to satisfy minimum statutory withholding	(66)	$2.00

Unvested at September 30, 2011	2,569	$2.35

As of September 30, 2011, there was $7.6 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 14 years.

Stock-based compensation expense

Total stock-based compensation expense, which is included in selling, general and administrative expenses, was $419 thousand and $814 thousand for the three months ended September 30, 2011 and 2010, respectively, and was $921 thousand and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the Company contributes a certain percentage of employee contributions. Such Company matching contributions totaled $161 thousand and $78 thousand for the nine months ended September 30, 2011 and 2010, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

20 of 31

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,300 oncology practices in the United States and retain title to the pumps during this process.

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

InfuSystem Holdings, Inc. Results of Operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

Revenues

Our revenue for the quarter ended September 30, 2011 was $14.5 million, a 14% improvement compared to $12.7 million for the quarter ended September 30, 2010. Our revenue for the nine months ended September 30, 2011 was $40.6 million, a 19% improvement compared to $34.2 million for the nine months ended September 30, 2010. The increase in revenues for both periods is related to obtaining business at new customer facilities and expansion into new product lines associated with our acquisitions. The increase was partially offset by slight decrease in our consignment revenues due to the continued shortage of chemotherapy drugs, which are used in our ambulatory infusion pumps.

Gross Profit

Gross profit for the quarter ended September 30, 2011 was $9.2 million, an increase of 4% compared to $8.9 million for the quarter ended September 30, 2010. Gross profit for the nine months ended September 30, 2011 was $27.3 million, an increase of 11% compared to $24.5 million for the nine months ended September 30, 2010. It represented 64% and 67% of revenues for the three and nine months ended September 30, 2011, respectively, compared to 70% and 72% for the three and nine months ended September 30, 2010, respectively. The decrease, as a percentage of revenues, is primarily related to a higher mix of pump sales, services, and rentals as compared to third party billings.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2011 was $884 thousand, a decrease of 10% compared to $1.0 million for the quarter ended September 30, 2010. Provision for doubtful accounts for the nine months ended September 30, 2011 was $3.0 million, a decrease of 12% compared to $3.5 million for the nine months ended September 30, 2010. The decrease for both periods is related to a decrease in direct patient billings, as well as improved collectability relating to sales, service and rental customers.

21 of 31

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2011 was $683 thousand, a 9% increase compared to $624 thousand for the quarter ended September 30, 2010. Amortization of intangible assets for the nine months ended September 30, 2011 was $2.0 million, a 23% increase compared to $1.6 million for the nine months ended September 30, 2010. The increase is primarily related to additional intangible assets associated with acquisitions as well as amortization of new software.

Asset Impairment Charges

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other”, we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a $44.2 million non-cash asset impairment charge.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows and the market approach which estimates the fair value based on comparable market prices. Accordingly, for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment charges representing our best estimate of the loss.

Selling and Marketing Expenses

During the quarter ended September 30, 2011, our selling and marketing expenses were $2.3 million, an increase of 35% compared to $1.7 million for the quarter ended September 30, 2010. During the nine months ended September 30, 2011, our selling and marketing expenses were $7.1 million, an increase of 50% compared to $4.7 million for the nine months ended September 30, 2010. The increase in expenses is primarily related to expenses incurred by our acquired businesses as well as increased investments in the sales and marketing departments, such as the launch of our iPad-based electronic paperwork system. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2011, our general and administrative expenses were $4.5 million, a decrease compared to $4.8 million for the quarter ended September 30, 2010. The decrease for this period is primarily related to a decrease in share-based compensation. During the nine months ended September 30, 2011, our general and administrative expenses were $13.2 million, an increase compared to $12.7 million for the nine months ended September 30, 2010. This increase is primarily related to general and administrative expenses incurred at the acquired businesses, partially offset by a decrease in share-based compensation as well acquisition costs. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses.

Other Income and Expenses

During the nine months ended September 30, 2011, we recorded a gain on derivatives of $83 thousand related to the expiration of the warrants for the period. During the three and nine months ended September 30, 2010, we recorded a derivative gain of $250 thousand and a loss of $210 thousand, respectively. For the quarter ended September 30, 2010, the gain included an unrealized gain from the change in the fair value of our warrants, partially offset by a realized gain on the termination of our single interest rate swap. Included in the nine months ended September 30, 2010 loss was a realized loss recorded in connection with the warrant exchange, an unrealized loss from the change in the fair value of our warrants and a realized gain on the termination of our single interest rate swap.

22 of 31

During the quarter ended September 30, 2011, we recorded interest expense of $541 thousand, compared to $609 thousand for the quarter ended September 30, 2010. During the nine months ended September 30, 2011, we recorded interest expense of $1.6 million, compared to $2.8 million for the nine months ended September 30, 2010. The decrease for both periods is primarily the result of expensing all of the remaining I-Flow deferred debt issuance costs in the prior period and the paydown of the term loan principal, partially offset by an increase in capital leases. These amounts consist primarily of interest paid on our term loans, cash payments associated with our interest rate swap, amortization of deferred debt issuance costs and interest expense on capital leases.

During the three and nine months ended September 30, 2011, we recorded income tax benefit of $6.5 million and $22.7 million, respectively compared to an expense of $295 thousand and a benefit of $112 thousand, respectively, during the three and nine months ended September 30, 2010. The benefit increase is primarily due to the tax impact of asset impairment charge recorded during the quarter.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our infusion pumps during the period from December 31, 2010 through September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had cash resources of $0.4 million compared to $5.0 million at December 31, 2010. The decrease in cash available to us was primarily due to capital expenditures, principal and interest payments on our term loan and capital leases and inventory purchases.

Cash provided by operating activities for the nine months ended September 30, 2011 was $3.7 million compared to $7.8 million for the nine months ended September 30, 2010. The decrease is primarily attributable to decrease in accounts payable and other current liabilities.

Cash used in investing activities for the nine months ended September 30, 2011 was $4.2 million compared to $17.8 million for the nine months ended September 30, 2010. The decrease is related to the First Biomedical acquisition in the prior period, partially offset by an increase in cash paid for capital expenditures and acquisition of intangible assets.

Cash used in financing activities for the nine months ended September 30, 2011 was $4.0 million compared to cash provided by financing activities of $7.0 million for the nine months ended September 30, 2010. The change in cash used in financing activities and cash provided by financing activities is due to the cash proceeds from the Bank of America loans in the prior period and current period, which was partially offset by the principal payoff of the I-Flow term loan in the prior period, principal payments on the term loan, capital lease payments and repurchase of treasury shares in the current year.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of September 30, 2011, we were in compliance with all such covenants.

Contractual Obligations

As of September 30, 2011, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (*)
	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total
Debt Obligations	$4,790	$20,625	$—	$—	$25,415
Capital Lease Obligations	1,650	2,776	408	—	4,834
Operating Lease Obligations	475	516	249	—	1,240
Other Obligations	202	338	11	—	551

Total	$7,117	$24,255	$668	$—	$32,040

(*)	The table above does not include any interest payments associated with our variable rate term debt. For more information, please refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Included in the operating lease obligations are future minimum lease payments as of September 30, 2011 under various lease agreements we have entered into for office space.

23 of 31

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

Our largest payor is Medicare, which accounted for approximately 32% and 31% of our gross billings for the nine months ended September 30, 2011 and 2010, respectively. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% and 23% of our gross billings for the nine months ended September 30, 2011 and 2010, respectively. No individual payor, other than Medicare and the Blue Cross/Blue Shield entities accounts for greater than 6% of our gross billings.

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

24 of 31

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

ASC 815 requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required from period to period.

The 8,329,638 remaining warrants issued in connection with the IPO and overallotment to purchase common stock expired on April 11, 2011 and we recorded a realized gain of $83 thousand, which is included on the gain in derivatives line item on the income statement, during the nine months ended September 30, 2011.

ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Cash Flow Hedge

We are exposed to risks associated with future cash flows related to the variability of the interest rate on our term loan with Bank of America. In order to manage the exposure of these risks, we enter into interest rate swaps. On July 20, 2010, we entered into an interest rate swap and designated the swap as a cash flow hedge. In accordance with ASC 815, the fair value of the swap is shown on our consolidated balance sheet within derivative liabilities, unrealized changes in the fair value are included in accumulated other comprehensive loss within the stockholders’ equity section on our consolidated balance sheet, and any realized changes would be included in our consolidated statement of operations within interest expense.

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

25 of 31

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

In accordance with the provisions of ASC 350, “Intangibles – Goodwill and Other”, we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a $44.2 million non- cash asset impairment charge.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment charges representing our best estimate of the loss.

For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 5 to these consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update generally represent clarifications of ASC 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. We are currently evaluating this pronouncement, but do not anticipate adoption to have a material impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements, but may require a change in the presentation of the our comprehensive income from the notes of the consolidated financial statements, where it is currently disclosed, to the face of the consolidated financial statements.

26 of 31

On September 15, 2011, the FASB issued ASU 2011- 08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The Board’s objective was to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangibles – Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment. Under the amendment, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. We are currently evaluating this pronouncement, but do not anticipate adoption to have a material impact to our consolidated financial statements.

27 of 31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2011, the principal plus accrued interest on our term loan with Bank of America was $25.1 million. The term loan bears interest at LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%, at our option. The loan is a variable rate loan and therefore fair value approximates book value. See Note 7 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan with Bank of America.

We are exposed to interest rate fluctuations on our underlying variable rate long-term debt. We utilize an interest rate swap agreement to moderate approximately 65% of such exposure. We do not use derivative financial instruments for trading or other speculative purposes.

Based on the term loan and interest rate swap outstanding, a decrease in LIBOR to zero (which is less than a 100 basis point decrease) would have increased our cash flow and pretax earnings by approximately $5 thousand and $16 thousand for the quarter ended September 30, 2011 and nine months ended September 30, 2011, respectively. A 100 basis point increase in LIBOR would have decreased our cash flow and pretax earnings for the quarter ended September 30, 2011 and nine months ended September 30, 2011 by approximately $23 thousand and $72 thousand, respectively.

We historically classified certain warrants as derivative liabilities because there was a possibility that we may be required to settle the warrants in registered shares of common stock. These warrants expired in April 2011 and there was no related amount on the balance sheet as of September 30, 2011 as a result of the expiration.

28 of 31

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of September 30, 2011, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

During the second quarter of 2011, we identified a material weakness in the Company’s internal control over financial reporting relating to limited finance staffing levels that are not commensurate with the Company’s increased complexity and its financial accounting and reporting requirements in light of the Company’s continued growth. The Company has grown due to the acquisition of First Biomedical in 2010 and the formation of a leasing company in early 2011. The growth of the Company has led the financial reporting staff to rely increasingly on outsourced work and outside specialists, without adequate resources to thoroughly review, understand and, where necessary, challenge the assumptions, utilized by such outside specialists. To address this material weakness, the Company is reassessing its finance staffing needs and has begun to take steps to assure that adequate staffing and resources are available for the financial reporting process.

Change in Internal Control

Other than the changes described above, we have made no changes during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

29 of 31

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

30 of 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ JAMES M. FROISLAND
James M. Froisland
Chief Financial Officer
(Principal Financial Officer)

31 of 31