Form 10-K
period 2011-12-31
InfuSystem Holdings, Inc
filed 2012-03-16
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $37,577,436. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 27, 2012 was 21,330,235.

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

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the future financial position, business strategy, plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, among other things:

•	change in control, as defined by the agreement governing the Credit Facility;

•	dependence on our Medicare Supplier Number;

•	changes in third-party reimbursement rates;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physicians’ acceptance of infusion pump therapy over oral medications;

•	our growth strategy, involving entry into new fields of infusion-based therapy;

•	the current global financial crisis;

•	State licensure laws for durable medical equipment (“DME”);

•	healthcare reform legislation;

•	failure to comply with healthcare regulations;

•	dependence on key personnel;

•	volatility of our stock price;

•	industry competition; and

•	dependence upon our suppliers.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries.

Item 1.	Business.

Background

InfuSystem Holdings, Inc. is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem, Inc., a California corporation (“InfuSystem”) and First Biomedical, Inc., a Kansas corporation (“First Biomedical”).

Business Concept and Strategy

We are the leading provider of infusion pumps and related services. We provide our services to hospitals, oncology practices and facilities and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer. Colorectal cancer (CRC) is the second most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of CRC relies upon continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps.

We provide these pumps and related supplies to oncology clinics, obtain an assignment of insurance benefits from the patient, and bill the patient’s insurance company or patient as appropriate, for the use of the pump and supplies, and collect payment. We also provide pump management services for the pumps and associated disposable supply kits to approximately 1,400 oncology clinics in the United States, while retaining title to the pumps during this process.

In addition, we sell, rent and lease new and pre-owned pole mounted and ambulatory infusion pumps to oncology practices and provide biomedical certification, maintenance and repair services for, these same oncology practices as well as to other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others in the United States and Canada. We also provide these products and services to customers in the hospital market.

One aspect of our business strategy is to expand into treatment of other cancers. We currently generate approximately 20% of our revenue from treatments for disease states other than colorectal cancer. There are a number of approved treatment regimens for head and neck, pancreatic, esophageal and other gastric cancers which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the FDA), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of other diseases in addition to colorectal cancer. Drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing forces on promoting the new drugs and protocols to physicians.

Another aspect of our business strategy is to actively pursue opportunities for the expansion of our business through strategic alliances, joint ventures and/or acquisitions. We believe there are opportunities to acquire smaller, regional competitors that perform similar services to us but do not have the national market access, a network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products and introducing key new services.

We face risks that other competitors can provide the same services as us. Those risks are currently mitigated by our existing third party payor contracts and economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively. Additionally, we have already established a long standing relationship as a provider of pumps to approximately 1,400 oncology clinics in the United States. We believe that there are competitive barriers to entry against other suppliers with respect to these oncology clinics because we have an established national presence and third party payor contracts in place covering approximately 215 million third party payor lives (i.e., persons enrolled in various managed care plans or commercial insurance carriers such as health maintenance organizations and preferred provider organizations) increasing the likelihood that we participate in the insurance networks of patients to whom physicians wish to refer an ambulatory infusion pump provider. Moreover, we have an available inventory of approximately 24,000 active ambulatory infusion pumps, which may allow us to be more responsive to the needs of physicians and patients than a new market entrant. We do not perform any research and development.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable electronic infusion pump over a prolonged period of time, defined as greater than 8 hours, and up to 24 hours daily. A cancer patient can receive his or her medicine anywhere from 1 to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2010/2011 National Comprehensive Cancer Network (NCCN) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

•

In the past decade, significant progress has been made in the treatment of colorectal cancer due to advances in surgery, radiotherapy and chemotherapy. In the late 1990s, medical researchers discovered that the delivery method of the drug (or schedule) was a key component to drug availability, efficacy and tolerability. Schedule dependent anti-tumor activity and toxicity has resulted in continuous infusion 5-Fluorouracil being adopted as the standard of care. In 2000, the FDA approved Camptosar (the trade name for the generic chemotherapy drug Irinotecan), a drug developed by Pfizer, for first-line therapy in combination with 5-Fluorouracil for the treatment of colorectal cancer. In 2002, the FDA approved Eloxatin (the trade name for the generic chemotherapy drug Oxaliplatin), a drug developed by Sanofi-Aventis, for use in combination with continuous infusion 5-Fluorouracil for the treatment of colorectal cancer. FOLFIRI, the chemotherapy protocol which includes Camptosar in combination with continuous infusion 5-Fluorouracil and the drug Leucovorin, and FOLFOX, the chemotherapy protocol which includes Eloxatin in combination with continuous infusion 5-Fluorouracil and Leucovorin, have resulted in significantly improved overall survival rates for colorectal cancer patients at various stages of the disease state. We believe that Sanofi-Aventis and Pfizer have each dedicated significant resources to educating physicians and promoting the use of FOLFOX and FOLFIRI. Simultaneously, the NCCN has established these regimens as the standards of care for the treatment of colorectal cancer.

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

•

We believe that oncology practices have a heightened sensitivity to whether and how much they are reimbursed for services. Simultaneously, the Center for Medicare and Medicaid Services (CMS) and private insurers are increasingly focusing on evidence based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain cancer types because clinical evidence demonstrates superior outcomes. Payors recognize this and it is reflected in favorable reimbursement for clinical services related to the delivery of this care.

Services

Our core service is to provide oncology offices, infusion clinics and hospital out-patient chemotherapy clinics with ambulatory infusion pumps in addition to related supplies for patient use. We then directly bill and collect payment from payors and patients for the use of these pumps. We own approximately 24,000 ambulatory infusion pumps which are dedicated to this service offering. At any given time, it is estimated that approximately 60% of the pumps are in the possession of the oncology clinics. The remainder of the pumps are either in transport for cleaning and calibration or in oncology clinics as back-ups.

After a doctor determines that a patient is eligible for ambulatory infusion pump therapy, the doctor arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The oncologist and nursing staff train the patient in the use of the pump and initiate service. The physician bills Medicare, Medicaid, third party payor companies (collectively “payors”) or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill payors for the use of the pump and related disposable supplies. We have contracts with more than 230 payors that cover approximately 215 million third party payor lives. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate paperwork (patient’s insurance information, physician’s order and an acknowledgement of benefits that shows receipt of equipment by the patient) in order for us to bill the payors.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payors.

•

We provide patients with 24-hour by 7 days (“24x7”) service and support. We employ oncology and intravenous certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

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

Other services we offer include the sales, rental and leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. We own a fleet of approximately 20,000 new and used pole mounted and ambulatory pumps, representing approximately 70 makes and models of equipment which are dedicated to these services. These pumps are available for daily, weekly, monthly or annual rental periods as well as for sale or lease.

In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired through InfuSystem. We operate pump service and repair Centers of Excellence across the United States and Canada and employ a staff of highly trained technicians to provide these services.

Relationships with Physician Offices

We have business relationships with clinical oncologists in approximately 1,400 oncology clinics. Though this represents a substantial portion of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Sales and Marketing

We employ a sales team of approximately 40 salespersons to coordinate our sales and marketing activities. Our efforts are directed primarily at physician’s offices, infusion clinics, hospital outpatient chemotherapy clinics and other enterprises serving patients who receive continuous infusions.

Employees

As of December 31, 2011, we had 197 employees, including 185 full-time employees and 12 part-time employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic ambulatory pumps are purchased from the following manufacturers, each of which is material and supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). There are no supply agreements in place with any of the suppliers. All purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer.

Seasonality

Our business is not subject to seasonality.

Environmental Laws

We are required to comply with applicable federal, state and local environmental laws regulating the disposal of cleaning agents used in the process of cleaning our ambulatory infusion pumps, as well as the disposal of sharps and blood products used in connection with the pumps. We do not believe that compliance with such laws has a material effect on our business.

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

We currently have contracts with more than 230 third party payor plans that cover approximately 200 million lives. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. These contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2011. Our contracts with various individual Blue Cross/Blue Shield affiliates in the aggregate accounted for approximately 21% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2011. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than Medicare and the Blue Cross/Blue Shield entities, accounts for greater than approximately 6% of our ambulatory infusion pump services gross billings.

Competitors

We believe that our competition is primarily composed of regional durable medical equipment (“DME”) providers, hospital-owned DME providers, physician providers and home care infusion providers. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.

•

Regional DME Providers: Regional DME providers act as distributors for a variety of medical products. We believe regional DME provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional DME providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional DME providers usually do not have 24x7 nursing services. We believe that regional DME providers have relatively few third party payor contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with DMEPOS Supplier Standards established by the Health Care Financing Administration regulating Medicare suppliers of DME and prosthetics, orthotics and supplies (DMEPOS). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit agents of the Centers for Medicare and Medicaid Services to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization and (x) meet the surety bond requirements specified in 42 C.F.R. 424.57.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which are designed to protect the security and confidentiality of certain patient health information. Under HIPAA, we must provide patients access to certain records and must notify patients of our use of personal medical information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (ARRA) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009.

We are subject to regulation in the various states in which we operate. We believe we are in compliance with all such regulation.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seeks to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy. In 2010, federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will impact various aspects of our business operations. However, it is unclear how the new law will impact reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices scheduled to be implemented in 2013 that will apply to sales within the United States of a majority of our pump products. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation could have a material effect on our business, cash flows, financial condition and results of operations.

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

RISK FACTORS RELATING TO CERTAIN RECENT EVENTS

The Company is currently evaluating strategic alternatives and cannot predict the outcome of this process or the impact it may have on the Company’s operations.

On February 27, 2012, we announced that we had retained Houlihan Lokey as financial advisor to assist the Company in evaluating strategic alternatives, including but not limited to, operating partnerships, joint ventures or a sale or merger of the Company. There can be no assurance that the evaluation of strategic alternatives will result in any transaction being announced or completed. The process of evaluating strategic alternatives and effecting a transaction, including a sale of the Company, may result in a diversion of management’s time and resources, the inability to retain and attract key employees, and the disruption of our business operations.

We could face adverse consequences as a result of the actions of activist stockholders.

An activist stockholder group consisting of Kleinheinz Capital Partners, Meson Capital Partners, Boston Avenue Capital and certain of their affiliates (the “Kleinheinz Dissident Group”) is seeking to gain control of the Board of Directors of the Company. The Kleinheinz Dissident Group has circulated to stockholders a consent solicitation requesting written agent designations from our stockholders to enable them to call a special meeting of stockholders to consider the removal of our current Board of Directors without cause, and to replace the Board with individuals nominated by the Kleinheinz Dissident Group. On February 27, 2012, the Kleinheinz Dissident Group delivered documentation to the Company purporting to contain agent designations from a majority of stockholders and demanding that the Company call a special meeting. In addition, on February 27, 2012, the Kleinheinz Dissident Group delivered notice to the Company stating its intention to nominate a competing slate for election to our Board of Directors at the Company’s regular 2012 annual meeting. On March 5, 2012 the Company announced that it had determined that the demand for a call of a special meeting met the Company’s by-law requirement. The Company cannot predict the outcome of this matter at this time.

Our business could be materially adversely affected by the Kleinheinz Dissident Group’s actions because:

•

responding to consent solicitations and proxy contests in other actions by activist stockholders is costly and time consuming, and may disrupt our operations and divert the attention of management and our employees;

•

the uncertainty and negative publicity resulting from the activities of the Kleinheinz Dissident Group could make it more difficult for us to complete our evaluation of strategic alternatives, and it can impact our ability to attract new employees, retain current employees, and attract and retain customers, suppliers and business partners.

In addition, if the Kleinheinz Dissident Group were to be successful in obtaining control of our Board of Directors, the resulting change in control would constitute an event of default under our Credit Facility with Bank of America, N.A., and KeyBank National Association. This would allow the lenders to accelerate the maturity of all debt outstanding under that agreement. Furthermore, a change in control of the Company would cause certain restricted stock grants to vest immediately, which would result in significant compensation expense. In addition, the Company would be required to reclassify its debt as a current liability unless a waiver of such covenant violation was obtained and to reassess the recoverability of its intangible assets and deferred tax assets. Finally, the Kleinheinz Dissident Group has stated that, if successful, it intends to ask the Company to reimburse its expenses in connection with its activities.

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

The Center for Medicare and Medicaid Services (“CMS”) has issued a ruling that all durable medical equipment (“DME”) providers must be accredited by a recognized accrediting entity by September 30, 2009. On February 17, 2009, we initially received accreditation from the Community Health Accreditation Program (“CHAP”) and we were recertified in February 2012, thus meeting this CMS requirement. If we lost our accredited status, our financial condition, revenues and results of operations would be materially and adversely affected.

Changes in third-party reimbursement rates may adversely impact our revenues.

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis, for continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, we may be required to increase our bad debt expense and/or decrease our revenues.

Any change in the overall healthcare reimbursement system may adversely impact our business.

Changes in the healthcare reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the healthcare reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities that use our services may adversely affect our ability to market our services profitably.

Our success is impacted by the availability of the chemotherapy drugs that are used in our continuous infusion pump systems.

We primarily derive our revenue from the rental of ambulatory infusion pumps to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the continuous infusion pump system could have a material effect on our financial condition, results of operations and cash flows.

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

State licensure laws for DME suppliers are subject to change. If we fail to comply with any state laws, we will be unable to operate as a DME supplier in such state and our business operations will be adversely affected.

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

Aggressive competitors may not fully comply with rules pertaining to documentation required by CMS and other payors for patient billing. Competitors who do not meet the same standards of compliance that we do with regards to billing regulations can, put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 230 additional insurance plans, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

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

Although we do not manufacture the pumps that we distribute, a defect in the design or manufacture of a pump distributed by us, or a failure of pumps distributed by us to perform for the use specified, could have a material effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of the pumps distributed by us by a practitioner or patient that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material effect on our financial condition, results of operations and cash flows. Furthermore, any impairment of our reputation could have a material effect on our revenues and prospects for future business.

Unexpected costs or delays in integrating acquisitions could adversely affect our financial results.

We may make acquisitions going forward. As a result, we must devote significant management attention and resources to integrating the business practices and operations. We may encounter difficulties that could harm the businesses, adversely affect our financial condition and cause our stock price to decline, including the following:

•	We may have difficulty or experience delays in integrating the business and operations;

•

We may have difficulty maintaining employee morale and retaining key managers and other employees as we take steps to combine the personnel and business cultures of separate organizations into one and to eliminate duplicate positions and functions; and

•

We may have difficulty preserving important relationships with others, such as strategic partners, customers, and suppliers, who may delay or defer decisions on agreements with us, or seek to change existing agreements with us, because of the acquisition.

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

A material weakness in internal control over financial reporting at our First Biomedical location may have an adverse impact on the Company.

As outlined under 9A “Controls and Procedures” in this Report, our management has identified a material weakness in the Company’s internal control over financial reporting relating to limited finance staff levels that are not commensurate with the Company’s increased complexity and its financial account and reporting requirements in light of the Company’s continued growth. While the Company has taken steps to remediate this material weakness by implementing new procedures and controls at its corporate office, these new procedures and internal controls have not been fully implemented at our First Biomedical office location. Our management intends to initiate measures to remediate the identified material weakness at the First Biomedical office by implementing the procedures and internal controls that were implemented at the corporate office at the First Biomedical office. The continued existence of this material weakness could have a material impact on the Company, and the remediation will result in additional costs.

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

Covenants in our debt agreement restrict our business.

The credit agreement that governs our credit facility with Bank of America, N.A. and KeyBank National Association (“Credit Facility”) contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

•	Change of control, as defined by the agreement governing the Credit Facility.

•	Create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;

•	Make certain investments;

•	Create, incur, assume or suffer to exist any indebtedness;

•	Merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;

•	Make any disposition or enter into any agreement to make any disposition; and

•	Declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

Healthcare changes in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in our markets due to continued consolidation among health care providers, trends toward managed care, the shift towards governments becoming the primary payers of health care expenses, and government laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost-containment measures could unfavorably affect our future operating results.

The impact of United States healthcare reform legislation on us remains uncertain.

In 2010, federal legislation to reform the United States healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices scheduled to be implemented in 2013. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation could have a material effect on our business, cash flows, financial condition and results of operations.

We may be unable to maintain adequate working relationships with healthcare professionals.

We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could decrease and future operating results could be unfavorably affected.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota, requiring reporting to state governments of gifts, compensation and other remuneration to physicians. Federal legislation, the Physician Payments Sunshine Act (“PPSA”), was signed into law on March 23, 2010. The PPSA requires manufacturers of drug, device, biologics, and medical supplies covered under Medicare, Medicaid, or State Children’s Health Insurance Program (“SCHIP”) to report payments made to physicians on an annual basis to the department of Health and Human Services (“HHS”). HHS in turn will post this information on a public website. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and reporting requirements, increases the possibility that a company may run afoul of one or more laws.

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

Our success is substantially dependent on the continued services of our executive officers and other key personnel who generally have extensive experience in our industry. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, finance, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material effect on our business and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) could adversely affect our reported revenues, profitability, and financial condition.

Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (“GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC, banking regulators, and our independent registered public accounting firm. Those changes could adversely affect our reported revenues, profitability, or financial condition.

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK

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

The market price of our common stock has been and is likely to continue to be volatile. Market prices for securities of healthcare services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

•	Announcements of technological innovations, new products, or clinical studies by others;

•	Government regulation;

•	Changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	Announcements regarding new products or services or strategic alliances or acquisitions;

•	Developments in patent or other proprietary rights;

•	The liquidity of the market for our common stock;

•	Changes in health care policies in the United States or globally;

•	Global financial conditions; and

•	Comments by securities analysts and general market conditions.

The realization of any risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition to the shares of our common stock currently available for sale in the public market, shares of our common stock sold in past private placements (which include shares held by certain members of our Board of Directors) may be sold in the public market. These factors could also make it more difficult for us to raise funds through future equity offerings.

Certain anti-takeover provisions in our amended and restated certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), as well as our stockholders rights plan, may discourage, delay or prevent a change in control of our company and adversely affect the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws and the DGCL contain certain anti-takeover provisions, which may discourage, delay or prevent a change in control of our company that our stockholders may consider favorable and, as a result, adversely affect the trading price of our common stock. Our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 1.0 million shares of blank check preferred stock. Our amended and restated bylaws include provisions establishing advance notice procedures with respect to stockholder proposals and director nominations and permitting only stockholders holding at least a majority of our outstanding common stock to call a special meeting. Additionally, as a Delaware corporation, we are subject to section 203 of the DGCL, which, among other things, and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder.

In addition, our Board of Directors has adopted a stockholder rights plan. This plan would cause the substantial dilution of the holdings of any person that attempts to acquire us without the approval of our Board of Directors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country
Madison Heights	Michigan
New York	New York
Bennington	Vermont
Olathe	Kansas
League City	Texas
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

We are involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In our opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the NYSE Amex under the symbol INFU. On April 11, 2011, all 8.3 million outstanding publicly held warrants (issued in connection with the IPO) and 1.1 million privately held warrants expired in accordance with their terms and the Company recorded a realized gain of $0.1 million as a result of the expiration.

Our warrants and units were previously traded on the OTC Bulletin Board under the symbols INHIU.OB and INHIW.OB, respectively. Prior to December 23, 2010, our common stock was traded on the OTC Bulletin Board under the symbol INHI.OB.

See Note 7 in the Notes to the Consolidated Financial Statements for additional explanation for the expired warrants. The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, units and warrants, respectively, as reported on the NYSE Amex or the OTC Bulletin Board, as applicable. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Quarter ended	High	Low
December 31, 2011	$1.99	$0.90
September 30, 2011	$2.16	$0.75
June 30, 2011	$2.85	$2.10
March 31, 2011	$3.11	$2.20
December 31, 2010	$2.70	$2.10
September 30, 2010	$2.70	$2.05
June 30, 2010	$2.70	$2.25
March 31, 2010	$2.85	$2.10

Units*

Quarter ended	High	Low
December 31, 2010	$2.05	$2.05
September 30, 2010	$1.50	$1.50
June 30, 2010	$1.50	$1.50
March 31, 2010	$2.45	$2.35

*	On April 11, 2011, all outstanding warrants, including those contained within units, expired.

Warrants

Quarter ended	High	Low
December 31, 2010	$0.04	$0.01
September 30, 2010	$0.08	$0.02
June 30, 2010	$0.10	$0.06
March 31, 2010	$0.09	$0.05

Holders of Common Equity

As of January 26, 2012, we had approximately 400 stockholders of record of our common stock. This does not include beneficial owners of our common stock, including Cede & Co., nominee of the Depository Trust Company.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	591	2,437
Equity compensation plans not approved by security holders (2)	2,075	—

Total	2,666	2,437

(1)	This amount includes 0.6 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and less than 0.1 million shares of common stock issuable upon the exercise of a vested stock option award.
(2)	This amount includes 2.1 million shares of common stock issuable upon the vesting of certain restricted stock awards made outside of the Plan during the year ended December 31, 2010, including 2.0 million shares underlying a share incentive award granted to our Chief Executive Officer.

Stock Performance Graph

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

As previously announced, in October 2010, our Board of Directors has authorized a share repurchase program of up to $2.0 million of our outstanding common shares. The repurchase program will be funded by our available cash balance.

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

The following table provides information about our purchases of common stock during years ended December 31, 2011 and 2010, respectively (in thousands, except Average Price per Share):

(period)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 — March 31, 2011	78	$2.77	78	$1,671
April 1, 2011 — June 30, 2011	9	2.20	9	1,642
July 1, 2011 — September 30, 2011	65	1.46	65	1,547
October 1, 2011 — December 31, 2011	—	—	—	1,547

Total for 2011	152	$2.18	152	$1,547

October 1, 2010 — December 31, 2010	46	2.46	46	1,887

Total for fourth quarter of 2010	46	$2.46	46	$1,887

Item 6.	Selected Financial Data.

InfuSystem Holdings, Inc. and Subsidiaries

The following tables set forth our selected consolidated financial data for 2007 through 2011. You should read the financial data presented below together with our consolidated financial statements included elsewhere in this report, and information presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have derived the statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements, which are included elsewhere in this report. We have derived the statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 from audited consolidated financial statements which are not included in this report. On October 25, 2007, we completed the acquisition of InfuSystem, Inc., and its results of operations are included in the results for the year ended December 31, 2007 from October 26, 2007 through December 31, 2007.

Statement of Operations Data (1)

(in thousands, except per share data)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Net revenues	$54,637	$47,229	$38,964	$35,415	$6,582
Total operating expenses	(120,993)	(48,167)	(33,636)	(30,629)	(8,079)
Total other (loss) income	(2,221)	(2,285)	(3,577)	6,080	(189)
Income benefit (expense)	23,134	1,371	(977)	(907)	(1,110)
Net (loss) income	(45,443)	(1,852)	774	9,959	(2,796)
Net (loss) income per share — basic	$(2.16)	$(0.09)	$0.04	$0.56	$(0.15)
Net (loss) income per share — diluted	$(2.16)	$(0.09)	$0.04	$0.53	$(0.15)

Balance Sheet Data (at period end) (1)

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Total assets	$76,263	$130,364	$114,690	$116,220	$116,426
Long-term debt, including current maturities	29,127	32,197	24,141	30,669	32,294
Stockholders’ equity	40,165	85,143	81,465	80,073	68,759

(1)	On October 25, 2007, we completed our acquisition of 100% of the issued and outstanding capital stock of InfuSystem from I-Flow pursuant to the terms of the Stock Purchase Agreement. InfuSystem’s results of operations are included in our Consolidated Statements of Operations from the date of the acquisition. For more information, see Note 4 “Acquisitions” to our Consolidated Financial Statements which are included in this Annual Report on Form 10-K.

Predecessor InfuSystem

The statement of operations data for the period from January 1, 2007 to October 25, 2007 was derived from the audited financial statements of Predecessor InfuSystem, which are not included in this report.

Statement of Operations Data

January 1, 2007 to October 25, 2007
Net revenues	$25,001
Cost of revenues	6,702
Total operating expenses	15,673
Income tax expense	1,086
Net income	1,777

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly and collect payment. We provide pump management services for the pumps and associated disposable supply kits to approximately 1,400 oncology clinics in the United States and retain title to the pumps during this process.

We sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

On June 15, 2010, we entered into a stock purchase agreement with the shareholders of First Biomedical, Inc. to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition for total consideration of $17.4 million, which included $16.6 million in cash payments and a note payable to the seller of $0.8 million. First Biomedical’s results of operations are included in our consolidated statements of operations from the acquisition date.

As a result of the acquisition of First Biomedical, we sell, rent, service and repair new and pre-owned infusion pumps and other medical equipment We also sell a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. With locations in Kansas, California and Toronto, we are now a leading provider to alternate site healthcare facilities and hospitals in the United States and Canada.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2011 compared to the Year ended December 31, 2010

Revenues

Our revenue for the year ended December 31, 2011 was $54.6 million, a 16% increase compared to $47.2 million for the year ended December 31, 2010. The increase in revenues is primarily related to revenues generated by a full year of operations of First Biomedical, acquired during 2010, obtaining business at new customer facilities, as well as deeper penetration into existing customer facilities.

Gross Profit

Gross profit for the year ended December 31, 2011 was $35.4 million, an increase of 5% compared to $33.5 million in the prior year. It represented 65% of revenues in the current year compared to 71% in the prior year. The decrease in the gross margin percentage was primarily related to our requested change to an agreement with one of our pump manufacturers that transferred our ownership of all pumps and corresponding current rental customers to the pump manufacturer in exchange for a share of future revenues, which resulted in a $1.2 million non-cash write-off of the transferred pumps. There was also an increase as an overall percentage of revenue in pump sales and services, which generally have a lower gross profit margin, as compared to third party billings.

Provision for Doubtful Accounts

Provision for doubtful accounts for the year ended December 31, 2011 was $4.1 million, compared to $4.5 million for the year ended December 31, 2010. It represented 8% of revenues in the current year compared to 10% in the prior year. The decrease, as a percentage of revenues is primarily the result of increased collection efforts and monitoring along with a change in patient and customer base due to a full year of operations with First Biomedical in 2011.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2011 was $2.7 million, an 18% increase compared to $2.3 million for the year ended December 31, 2010. The increase is primarily related to additional intangible assets associated with the acquisition of First Biomedical, as well as amortization of new software.

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

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an additional indicator to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Accordingly, for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment charges representing our best estimate of the loss.

Based on the impairment analyses as described above, the following table outlines the impairment charges by asset category (in thousands) for the year ended December 31, 2011:

Asset
Goodwill	$64,092
Trade names	3,500

Total impairment charges	$67,592

Selling and Marketing Expenses

For the year ended December 31, 2011, our selling and marketing expenses were $9.4 million compared to $7.1 million for the year ended December 31, 2010. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. The increase in expenses is primarily related to expenses incurred through a full year of operations of the acquired First Biomedical and increases in sales force. As compared to the prior year, these expenses increased from 15% to 17% of revenues for the year ended December 31, 2010.

General and Administrative Expenses

During the year ended December 31, 2011, our general and administrative expenses were $18.0 million, compared to $20.6 million for the year ended December 31, 2010. The decrease is primarily related to a decrease in share-based compensation and costs associated with the acquisition of First Biomedical. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses. General and administrative expenses have decreased from 44% to 33% of revenues for the year ended December 31, 2011 compared to the same period in the prior year.

Other Income and Expenses

During the year ended December 31, 2011, we recorded a gain on derivatives of $0.1 million, compared to a gain of $0.2 million during the year ended December 31, 2010. Included in the year ended December 31, 2011 was the gain from the expiration on April 11, 2011 of all remaining outstanding warrants to purchase common stock issued in connection with the IPO, whereas the year ended December 31, 2010 gain included an unrealized gain from the change in fair value of our warrants, a realized loss recorded in connection with the 2010 exchange of common stock for warrants, and a realized gain on the termination of an interest rate swap. For more information, refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2011, we recorded interest expense of $2.2 million, compared to $3.4 million for the year ended December 31, 2010. These amounts consist primarily of interest paid on our term loans, cash payments associated with our terminated and new interest rate swaps, amortization of deferred debt issuance costs and interest expense on capital leases. The decrease is primarily related to a lower interest rate on principal balances of the term loan, a lower swap rate as well as a one-time expensing of all of the remaining I-Flow deferred debt issuance costs during the year ended December 31, 2010.

During the year ended December 31, 2011, we recorded an income tax benefit of $23.1 million, compared to a benefit of $1.4 million for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2011 was 33.63%, compared to 47.21% for the year ended December 31, 2010. The effective tax rate of 33.95% for the year ended December 31, 2011, is consistent with the statutory rate of 34.00%. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2010 through December 31, 2011.

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

Other Income and Expenses

During the year ended December 31, 2010, we recorded a gain on derivatives of $0.2 million, compared to a loss of $0.1 million during the year ended December 31, 2009. Included in the year ended December 31, 2010 gain was an unrealized gain from the change in fair value of our warrants, a realized loss recorded in connection with an exchange of common stock for warrants, and a realized gain on the termination of an interest rate swap, whereas the year ended December 31, 2009 loss included an unrealized loss from the change in the fair value of our warrants and an unrealized gain from the change in the fair value of the interest rate swap that was in place at the time. For more information, refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

During the year ended December 31, 2010, we recorded income tax benefit of $1.4 million, compared to an expense of $1.0 million for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 was 47.21%, compared to 55.43% for the year ended December 31, 2009. The effective tax rate of 47.21% for the year ended December 31, 2010, as compared to the statutory rate of 34%, is primarily driven by permanent items including the current change in the valuation allowance on net deferred tax assets, the change in the net deferred tax liability on indefinite-lived goodwill and various state tax expenses. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2009 through December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $0.8 million compared to $5.0 million at December 31, 2010. The decrease in cash was primarily related to cash used for the acquisition of new pumps and repayment of long-term debt, partially offset by positive cash flows from operating activities.

Cash provided by operating activities for the year ended December 31, 2011 was $7.2 million, compared to cash provided by operating activities of $10.8 million for the year ended December 31, 2010. An increase in inventory, to satisfy the increased sales, accounts for $1.5 million of the $3.6 million decrease. Accounts receivable increased by $0.7 million which was consistent with the increase in sales. As identified above we recorded a non-cash asset impairment expense of approximately $67.6 million during the year ended December 31, 2011. This was offset in part by a change in deferred tax benefits of approximately $23.4 million, as result of the impairment expense. These items have no impact on cash, but are listed as reconciling items in the consolidated statement of cash flows.

Cash used in investing activities for the year ended December 31, 2011 was $5.6 million, compared to $19.1 million for the year ended December 31, 2010. The decrease is primarily related to cash paid for the acquisition of First Biomedical, partially offset by a $1.7 million increase in purchases of infusion pumps.

Cash used in financing activities for the year ended December 31, 2011 was $5.8 million, compared to cash provided by financing activities of $5.5 million for the year ended December 31, 2010. Cash used in financing activities for the year ended December 31, 2011 was $5.8 million compared to cash provided by financing activities of $5.5 million for the year ended December 31, 2010. The change was primarily related to the increase in additional borrowings of $10.3 million as a result of the refinancing in 2010. The remaining change was due to an increase in cash payments on long-term debt of $1.6 million and capital leases of $0.6 million. These were offset by a decrease in cash paid for debt issuance costs of $0.8 million and an increase in cash paid for treasury shares of $0.3 million.

Management believes the current funds, together with expected cash flows from ongoing operations as well as the $4.9 million available as of December 31, 2011 on the revolving credit facility from Bank of America referred to below, are sufficient to fund our current operations.

On June 15, 2010, we entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at our choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of December 31, 2011, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.78%.

Proceeds from the new term loan were used to repay the outstanding balance of our debt held by Kimberly-Clark (I-Flow), as well as contribute to the acquisition consideration for First Biomedical. As of December 31, 2011 and 2010, the Company had a letter of credit in the amount of $0.1 million outstanding, leaving $4.9 million available on its revolving credit facility.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, and an annual limit on capital expenditures. As of December 31, 2011, we were in compliance with all such covenants and are projecting to remain in compliance for the year ended December 31, 2012.

We are required to satisfy certain financial covenants on a quarterly and annual basis comprised of an interest coverage ratio and leverage ratio for the duration of the Credit Facility.

In connection with the Credit Facility, we have the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a minimum ratio at December 31, 2011 of 1.25:1. The required ratio for the remainder of the facility duration is 1.25:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a maximum ratio at December 31, 2011 of 2.5:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.5:1 to 1.75:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that were $7.5 million for the year ended December 31, 2011. The limitation varies annually for the remainder of the facility duration from $7.5 million to $8.8 million.

Contractual Obligations

As of December 31, 2011, future payments related to contractual obligations are as follows (in thousands):

	Payment Due by Period (1)
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Debt obligations	$4,695	$19,500	$—	$—	$24,195
Capital Lease Obligations	1,881	3,051	—	—	4,932
Operating Lease Obligations	605	1,046	48	—	1,699

Total	$7,181	$23,597	$48	$—	$30,826

(1)	The table above does not include any interest payments associated with our variable rate term debt. For more information, refer to the discussion under “Debt and other Long-term Obligations” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Included in the operating lease obligations are future minimum lease payments as of December 31, 2011 under various lease agreements we have entered into for office space.

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

Our largest payor is Medicare, which accounted for approximately 31% of our gross billings for the year ended December 31, 2011. We have contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21% of our gross billings for the year ended December 31, 2011. No individual payor, other than Medicare and the Blue Cross/Blue Shield entities accounts for greater than 6% of our gross billings.

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

Following is an analysis of the allowance for doubtful accounts for InfuSystem Holdings, Inc. for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at beginning of Period	Acquired in acquisition	Charged to costs and expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts — 2011	$1,796	$—	$4,099	$(4,122)	$1,773
Allowance for doubtful accounts — 2010	$1,842	$37	$4,515	$(4,598)	$1,796
Allowance for doubtful accounts — 2009	$1,552	$—	$4,006	$(3,716)	$1,842

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Warrants and Derivative Financial Instruments

On April 18, 2006, we consummated our initial public offering (IPO) of 16.7 million units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. On May 18, 2006, we sold an additional 0.2 million units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of our IPO (FTN Midwest), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provides for us to register the shares underlying the warrants in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise.

The accounting guidance requires freestanding derivative contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instruments, assets or liabilities. Under the provisions of this standard, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period.

On February 16, 2010, we announced an Offer to Exchange common stock for outstanding warrants. At the time, we had 35.1 million outstanding warrants. The exchange offer expired on March 17, 2010. Holders of our warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25.6 million Warrants were properly tendered; 24.8 million were tendered for shares of Common Stock subject to a lock-up, and 0.8 million were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, we issued an aggregate 1.0 million shares of Common Stock in exchange for the tendered Warrants. After the exchange, there were 8.3 million publicly held warrants and 1.1 million privately held warrants outstanding.

The 8.3 million remaining warrants issued in connection with the IPO and overallotment to purchase common stock expired on April 11, 2011, and we recorded a realized gain of $0.1 million, which is included on the gain in derivatives line item on the income statement, during the year ended December 31, 2011.

Cash Flow Hedge

We are exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the exposure of these risks, we enter into interest rate swaps. On July 20, 2010, we entered into a single interest rate swap and designated the swap as a cash flow hedge. The fair value of the swap is presented on our consolidated balance sheet within derivative liabilities, unrealized changes in the fair value are included in accumulated other comprehensive loss within the stockholders’ equity section on our consolidated balance sheet, and any realized changes would be included in our consolidated statement of operations within interest expense.

Income Taxes

We recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, refer to the “Income Taxes” discussion included in Note 9 in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangibles Valuation

Goodwill arising from business combinations represents the excess of the purchase price over the estimated fair value of the net assets of the businesses acquired.

We apply a fair value based impairment test for our single reporting unit to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

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

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an additional interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment charges representing our best estimate of the loss.

For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6 in the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infusystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheets of Infusystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Infusystem Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2011, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the possibility of a change in the majority representation of the Board and consequent event of default under the Credit Facility, which would allow the lenders to cause the debt of $24.0 million to become immediately due and payable, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 16, 2012

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$799	$5,014
Accounts receivable, less allowance for doubtful accounts of $1,773 and $1,796 at December 31, 2011 and December 31, 2010, respectively	7,350	6,679
Accounts receivable — related party	98	—
Inventory	3,217	1,699
Prepaid expenses and other current assets	934	750
Deferred income taxes	682	1,147

Total Current Assets	13,080	15,289
Property & equipment, net	15,764	16,672
Deferred debt issuance costs, net	421	658
Goodwill	—	64,092
Intangible assets, net	28,221	33,252
Deferred income taxes	18,187	—
Other assets	590	401

Total Assets	$76,263	$130,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,004	$2,016
Accounts payable - related party	59	—
Other current liabilities	2,235	4,631
Derivative liabilities	258	183
Current portion of long-term debt	6,576	5,551

Total Current Liabilities	13,132	12,381
Long-term debt, net of current portion	22,551	26,646
Deferred income taxes	—	5,788
Other liabilities	415	406

Total Liabilities	$36,098	$45,221

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,330,235 and 21,163,337, respectively; outstanding 21,330,235 and 21,117,516, respectively	2	2
Additional paid-in capital	87,541	87,004
Accumulated other comprehensive loss	(136)	(64)
Retained deficit	(47,242)	(1,799)

Total Stockholders’ Equity	40,165	85,143

Total Liabilities and Stockholders’ Equity	$76,263	$130,364

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenues
Rentals	$46,795	$43,384	$38,606
Product sales	7,842	3,845	358

Net revenues	54,637	47,229	38,964
Cost of revenues:
Cost of revenues — Product, service and supply costs	9,128	7,730	6,200
Cost of revenues — Pump depreciation, sales and disposals	10,154	5,954	4,127

Gross profit	35,355	33,545	28,637

Selling, general and administrative expenses:
Provision for doubtful accounts	4,099	4,515	4,006
Amortization of intangibles	2,662	2,259	1,827
Asset impairment charges	67,592	—	—
Selling and marketing	9,371	7,087	5,258
General and administrative	17,987	20,622	12,218

Total sales, general and administrative:	101,711	34,483	23,309

Operating (loss) income	(66,356)	(938)	5,328

Other income (loss):
Gain (loss) on derivatives	83	207	(78)
Interest expense	(2,193)	(3,352)	(3,499)
Gain on extinguishment of long term debt	—	1,118	—
Other expense	(111)	(258)	—

Total other loss	(2,221)	(2,285)	(3,577)

(Loss) income before income taxes	(68,577)	(3,223)	1,751
Income tax benefit (expense)	23,134	1,371	(977)

Net (loss) income	$(45,443)	$(1,852)	$774

Net (loss) income per share:
Basic	$(2.16)	$(0.09)	$0.04
Diluted	$(2.16)	$(0.09)	$0.04
Weighted average shares outstanding:
Basic	21,074,093	19,721,378	18,609,797
Diluted	21,074,093	19,721,378	18,931,356

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share data)	Shares	Par Value $0.0001 Amount				Shares	Amount
Balances at January 1, 2009	18,513	2	$80,792	$(721)	$—	(1,234)	$—	$80,073
Gross restricted shares issued upon vesting	265	—	—	—	—	—	—	—
Common stock issued to employees	8	—	—	—	—	—	—	—
Amortization of stock-based compensation expense	—	—	753	—	—	—	—	753
Issuance of treasury stock for services	—	—	—	—	—	1,234	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	—	(135)	—	—	—	—	(135)
Net income	—	—	—	774	—	—	—	774

Balances at December 31, 2009	18,734	$2	$81,410	$53	$—	—	$—	$81,465
Gross restricted shares issued upon vesting	1,476	—	—	—	—	—	—	—
Common stock issued to employees	5	—	—	—	—	—	—	—
Stock issued from warrant exchange	1,015		2,015					2,015
Amortization of stock-based compensation expense	—	—	3,860	—	—	—	—	3,860
Treasury shares repurchased	—	—	(114)	—	—	(46)	—	(114)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(67)	—	(167)	—	—	—	—	(167)
Net loss	—	—	—	(1,852)	—	—	—	(1,852)
Unrealized loss on interest rate swap					(64)			(64)

Total comprehensive loss	—	—	—	—	—	—	—	(1,916)

Balances at December 31, 2010	21,163	$2	$87,004	$(1,799)	$(64)	(46)	$—	$85,143
Gross restricted shares issued upon vesting	219	—	—	—	—	—	—	—
Common stock issued to employees	—	—	—	—	—	—	—	—
Amortization of stock-based compensation expense	—	—	970	—	—	—	—	970
Treasury shares repurchased	—	—	(331)	—	—	(152)	—	(331)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	—	(102)	—	—	—	—	(102)
Net loss		—	—	(45,443)	—	—	—	(45,443)
Unrealized loss on interest rate swap					(72)			(72)

Total comprehensive loss	—	—	—	—	—	—	—	(45,515)

Balances at December 31, 2011	21,330	2	$87,541	$(47,242)	$(136)	(198)	$—	$40,165

Components of accumulated other comprehensive loss consisted of the following at December 31, 2011:

Unrealized loss on interest rate swap	$(136)

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
OPERATING ACTIVITIES
Net (loss) income	$(45,443)	$(1,852)	$774
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on derivative liabilities	(83)	(207)	78
Gain on extinguishment of long-term debt	—	(1,118)	—
Provision for doubtful accounts	4,099	4,515	4,006
Depreciation	6,386	5,357	4,122
Net book value of pumps sold from fixed assets	4,227	994	342
Amortization of intangible assets	2,662	2,259	1,827
Asset impairment charges	67,592	—	—
Amortization of deferred debt issuance costs	238	980	495
Stock-based compensation	1,185	3,860	753
Deferred income taxes	(23,423)	(1,236)	2,254
Changes in assets—(Increase)/Decrease, exclusive of effects of acquisitions:
Accounts receivable, net of provision	(4,868)	(3,948)	(5,355)
Other current assets	(1,702)	(506)	(253)
Other assets	273	(173)	(207)
Changes in liabilities—Increase/(Decrease), exclusive of effects of acquisitions:
Accounts payable and other liabilities	(3,971)	2,252	872
Derivative liabilities from termination of interest rate swap	—	(365)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,172	10,812	9,708

INVESTING ACTIVITIES
Capital expenditures	(4,155)	(2,444)	(4,612)
Acquisition of intangible assets	(1,398)	—	—
Cash paid for acquisition, net of cash acquired	—	(16,616)	—
Proceeds from sale of property	—	—	1

NET CASH USED IN INVESTING ACTIVITIES	(5,553)	(19,060)	(4,611)

FINANCING ACTIVITIES
Principal payments on term loan	(4,518)	(22,623)	(8,565)
Principal payments on capital lease obligations	(1,435)	(822)	(160)
Cash proceeds from loans	584	30,000	—
Proceeds from draw on revolving credit facility	1,750	—
Payments on revolving credit facility	(1,750)	—
Capitalized debt issuance costs	—	(808)	—
Common stock repurchased to satisfy statutory withholding on stock based compensation	(102)	(167)	(135)
Treasury shares repurchased	(363)	(68)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,834)	5,512	(8,860)

Net change in cash and cash equivalents	(4,215)	(2,736)	(3,763)
Cash and cash equivalents, beginning of period	5,014	7,750	11,513

Cash and cash equivalents, end of period	$799	$5,014	$7,750

See accompanying notes to consolidated financial statements

The following table presents certain supplementary cash flow information for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$1,934	$2,372	$2,933
Cash paid for income taxes	$249	$21	$18
NON-CASH TRANSACTIONS
Additions to property (a)	$103	$903	$291
Property acquired pursuant to a capital lease	$2,300	$1,869	$2,198
Tender offer to exchange warrants	$—	$2,016	$—
Origination of long term debt	$—	$750	$—
Current assets assumed in acquisition (b)	$—	$2,352	$—
Current liabilities assumed in acquisition (b)	$—	$438	$—
Deferred tax liability assumed in acquisition (b)	$—	$2,754	$—
Deferred tax asset assumed in acquisition (b)	$—	$30	$—
Treasury stock transactions (number of shares)		46	1,234
Gross issuance of vested restricted shares (number of shares)	219	1,476	265

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2011, 2010 and 2009, but will be included as a cash outflow from investing activities for capital expenditures when paid.
(b)	See Note 4 — Acquisitions

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

The information in this Annual Report on Form 10-K includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of December 31, 2011 and 2010, the results of its operations and cash flows for the years ended December 31, 2011, 2010 and 2009, and stockholders’ equity from January 1, 2009 to December 31, 2011. In the opinion of the Company, the consolidated statements for the all periods presented include all adjustments necessary to present a fair statement of the results for such periods.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated.

The Company is the leading provider of infusion pumps and related services. The Company services hospitals, oncology clinics and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

On June 15, 2010, the Company entered into a stock purchase agreement with the shareholders of First Biomedical, Inc., (“First Biomedical”) a Kansas corporation, to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition simultaneously. First Biomedical sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment. First Biomedical also sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. For more information, refer to the “Acquisition” discussion included in Note 4.

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to approximately 1,400 oncology clinics in the United States. The Company retains title to the pumps during this process.

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

Segments

The Company operates in one business segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, which includes contractual adjustments; accounts receivable and allowance for doubtful accounts; sales return allowances; inventory reserves; long lived assets; intangible assets; income taxes; and goodwill valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions and is fully insured with the Federal Deposit Insurance Corporation (FDIC).

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

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at beginning of Period	Acquired in acquisition	Charged to costs and expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts — 2011	$1,796	$—	$4,099	$(4,122)	$1,773
Allowance for doubtful accounts — 2010	$1,842	$37	$4,515	$(4,598)	$1,796
Allowance for doubtful accounts — 2009	$1,552	$—	$4,006	$(3,716)	$1,842

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventory

Our inventory consists of infusion pumps and related parts and supplies and is stated at a cost that approximates the lower of cost or market method utilizing the first in, first out (FIFO) approach. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.2 million for each of the years ended December 31, 2011 and 2010.

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Rental equipment, consisting primarily of infusion pumps that the Company acquires from third-parties, is depreciated over a period of five years. Information Technology (IT) software and hardware are depreciated over three years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with the accounting standard which addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. In accordance with this standard, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. As a result of this assessment, the Company recognized a non-cash charge of approximately $1.4 million in property and equipment and inventory, of which $1.2 million was recorded in cost of revenues for the year ended December 31, 2011.

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

At June 30, 2011, the Company determined that there may be market conditions relating to the stock price, elimination of warrants, and business forecasts to conclude that the carrying value of the Company’s single reporting unit exceeds the fair market value, and therefore could indicate impairment of goodwill. As a result of the triggering events, the Company performed an impairment test of goodwill as of June 30, 2011 and concluded that impairment of goodwill existed. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

Additionally, at September 30, 2011, based on a significant decline in the Company’s market capitalization the Company concluded that there was an additional indicator to require the Company to perform an interim goodwill impairment analysis and as a result, the Company concluded that an impairment loss was probable and could be reasonably estimated. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The trade names, physician and customer relationships and non-compete agreements arose primarily from the acquisitions of InfuSystem and First Biomedical. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is 15 years. The acquired physician and customer relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a 15 year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis over five years and software is amortized on a straight-line basis over three years. Management tests non-amortizable intangible assets (i.e., trade names such as InfuSystem) for impairment annually.

As of June 30, 2011, the Company determined that there may be market conditions relating to the stock price, elimination of warrants, and business forecasts to conclude that there may be impairment of the Company’s indefinite lived intangibles relating to trade names. As a result, the Company performed an impairment test of its indefinite lived intangibles as of June 30, 2011 and concluded that there was impairment of its trade names. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

As of September 30, 2011, based on a significant decline in our market capitalization, the Company concluded that there was an additional indicator to require an interim indefinite lived intangibles impairment analysis relating to trade names and as a result, the Company concluded that an impairment loss was probable and could be reasonably estimated. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consists only of the unrealized loss on the single interest rate swap in place as of December 31, 2011 and 2010, net of taxes. For more information on the interest rate swap, refer to Note 7. There was an other comprehensive loss of $0.2 million and $0.1 million related to the unrealized loss on the swap for the years ended December 31, 2011 and 2010, respectively. The tax impact on the loss was less than $0.1 million and $0.1 million, leaving a net accumulated other comprehensive loss of $0.1 million for each of the years ended December 31, 2011 and 2010, respectively. The following table summarizes comprehensive loss for the year ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net loss	$(45,443)	$(1,852)
Accumulated other comprehensive loss on derivatives, net of taxes	(72)	(64)

Total comprehensive income (loss)	$(45,515)	$(1,916)

Revenue Recognition

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

The Company’s largest payor is Medicare, which accounted for approximately 31% of its gross billings for ambulatory infusion pump services for each of the years ended December 31, 2011, 2010 and 2009, respectively. The Company has contracts with various individual Blue Cross/Blue Shield affiliates which in the aggregate accounted for approximately 21%, 23% and 22% of its gross billings for ambulatory infusion pump services for the years ended December 31, 2011, 2010 and 2009, respectively. No individual payor (other than Medicare and the Blue Cross/Blue Shield entities) accounts for greater than 6% of the Company’s ambulatory infusion pump services gross billings for the fiscal years ended December 31, 2011, 2010 and 2009.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. For more information, refer to the “Income Taxes” discussion included in Note 9.

Share Based Payment

All entities are required to recognize stock compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. In addition, the Company has made certain grants of restricted stock outside of the Plan. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the 2007 Stock Incentive Plan.

During the year ended December 31, 2011, the Company granted 0.7 million restricted shares, of which 0.1 million shares vested immediately, with the remaining shares entitling the holder to receive at the end of a vesting period, a specified number of shares of the Company’s stock.

During the year ended December 31, 2010, the Company granted 3.4 million restricted shares. Of the total shares granted, 1.4 million shares entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2.0 million shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Share based compensation expense recognized for the year ended December 31, 2011, 2010 and 2009 was $1.2 million, $5.9 million and $0.8 million, respectively.

Warrants and Derivative Financial Instruments

On April 18, 2006, the Company consummated its initial public offering (“IPO”) of 16.7 million units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants expiring April 11, 2011. Each warrant entitled the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. On May 18, 2006, the Company sold an additional 0.2 million units (the “Overallotment Units”) to FTN Midwest Securities Corp., the underwriter of its IPO (FTN Midwest), pursuant to a partial exercise by FTN Midwest of its overallotment option. The Warrant Agreement provided for the Company to register the shares underlying the warrants in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.

Freestanding derivative contracts required to be settled in a company’s own stock, including common stock warrants, are required to be designated as equity instruments, assets or liabilities. Under the provisions of the accounting standards, a contract designated as an asset or a liability must be carried at its fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required from period to period.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35.1 million outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25.6 million Warrants were properly tendered; 24.8 million were tendered for shares of Common Stock subject to a lock-up, and 0.9 million were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate 1.0 million shares of Common Stock in exchange for the tendered Warrants. After the exchange, there were 8.3 million publicly held warrants and 1.1 million privately held warrants outstanding. The Company recognized a loss of $0.5 million as a result of the exchange.

The 8.3 million remaining warrants expired on April 11, 2011 and the Company recorded a realized gain of $0.1 million, which is included on the gain in derivatives line item on the income statement, during the year ended December 31, 2011.

Cash Flow Hedge

The Company is exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the exposure of these risks, the Company enters into interest rate swaps. On July 20, 2010, the Company entered into a single interest rate swap and designated the swap as a cash flow hedge. The fair value of the swap is presented on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the fair value are included in accumulated other comprehensive loss within the stockholders’ equity section on the Company’s consolidated balance sheet, and any realized changes would be included in the Company’s consolidated statement of operations within interest expense.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2011 and 2010 relate to the Company’s Bank of America credit facility. The Company classifies the costs related to the Bank of America credit facility as non-current assets and amortizes them using the interest method through the maturity date of June 2014. For a further discussion of the Company’s deferred debt issuance costs, see Note 8.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share computations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Numerator:
Net (loss) income (in thousands)	$(45,443)	$(1,852)	$774
Denominator:
Weighted average common shares outstanding:
Basic	21,074,093	19,721,378	18,609,797
Dilutive effect of non-vested awards	—	—	321,559
Diluted	21,074,093	19,721,378	18,931,356
Net (loss) earnings per share:
Basic	$(2.16)	$(0.09)	$0.04
Diluted	$(2.16)	$(0.09)	$0.04

For the year ended December 31, 2011, 2.6 million unvested restricted shares were not included in the calculation because they would have an anti-dilutive effect. For the year ended December 31, 2010, the following warrants, stock options and restricted shares were not included in the calculation because they would have an anti-dilutive effect because of the net loss: 8.3 million outstanding warrants issued in connection with the IPO, 1.1 million warrants issued privately, less than 0.1 million vested stock options and 2.2 million in unvested restricted shares. For the years ended December 31, 2009 the following warrants were not included in the calculation because they would have an anti-dilutive effect: 33.8 million outstanding warrants issued in connection with the IPO and 1.4 million warrants issued privately. For the year ended December 31, 2009, there were 0.1 million vested stock options granted under the 2007 Stock Incentive Plan that were not included in the calculation as they would have an anti-dilutive effect.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, or IFRS. This update amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for the fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. The Company does not believe that adoption of ASU 2011-04 will have a significant impact on financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

On September 15, 2011, the FASB issued an ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The Board’s objective was to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangibles — Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment if the carrying value of a reporting unit exceeds the fair value under Step one. Under the amendment, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. The Company does not anticipate adoption to have a material impact to the Company’s consolidated financial statements.

Subsequent Events

An activist stockholder group consisting of Kleinheinz Capital Partners, Meson Capital Partners, Boston Avenue Capital and certain of their affiliates (the “Kleinheinz Dissident Group”) is seeking to gain control of the Board of Directors of the Company. The Kleinheinz Dissident Group has circulated to stockholders a consent solicitation requesting written agent designations from our stockholders to enable them to call a special meeting of stockholders to consider the removal of our current Board of Directors without cause, and to replace the Board with individuals nominated by the Kleinheinz Dissident Group. On February 27, 2012, the Kleinheinz Dissident Group delivered documentation to the Company purporting to contain agent designations from a majority of stockholders and demanding that the Company call a special meeting. In addition, on February 27, 2012, the Kleinheinz Dissident Group delivered notice to the Company stating its intention to nominate a competing slate for election to our Board of Directors at the Company’s regular 2012 annual meeting. On March 5, 2012 the Company announced that it had determined that the demand for a call of a special meeting met the Company’s by-law requirement and that the Company would reschedule such meeting on or before May 12, 2012. The Company cannot predict the outcome of this matter at this time. On March 5, 2012 the Company announced that it had determined that the demand for a call of a special meeting met the Company’s by-law requirement.

Other than listed above, the Company has evaluated subsequent events after December 31, 2011 and concluded that no material transactions occurred subsequent to that date that require adjustment to the Consolidated Financial Statements.

3.	Going Concern and Management’s Plan

The accompanying consolidated financial statements for the year ended December 31, 2011, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As described in Note 2, in February 2012, stockholders representing approximately 54% of the outstanding shares of the Company requested a special stockholders’ meeting to consider the following matters:

•	To amend the Company’s Bylaws in order to allow stockholders to fill any vacancies, however caused, on its Board of Directors (the “Board”);

•

To remove, without cause each of the seven members of the current Board, as well as any person or persons appointed by the Board without stockholder approval between January 18, 2012 and up through and including the date of the special meeting;

•	To elect its own slate of seven directors;

•	To repeal any provision of the Bylaws that may be adopted by the Board subsequent to the last public filing on January 22, 2009 of the Bylaws prior to the special meeting; and

•	To transact such other business as may properly come before the special meeting

If these stockholders were successful in electing their own slate of directors, it would result in a change in the majority of the Company’s Board. Under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “lenders) (Note 8), a change in the majority of the Board would constitute a change in control and an event of default, which would allow the lenders to cause the debt to be immediately due and payable. Given the Company’s cash balance at December 31, 2011 of approximately $0.8 million and estimated 2012 liquidity, the Company would be unable to repay the $24.0 million in debt if it became due in May 2012.

Management has attempted to negotiate with these stockholders to reach an agreement prior to the Company’s annual meeting and/or the special meeting demanded by the Kleinheinz Dissident Group, which are currently scheduled to be held in May 2012.

If a change in control were to occur as a result of the above action, the Company’s Credit Facility with Bank of America would allow the lenders to make the debt immediately due and payable. This would require the Company to reclassify its debt as a current liability unless a waiver of such covenant violation was obtained. In addition the Company would be required to reassess the recoverability of certain assets, such as intangible assets and deferred tax assets, as well as reassess the appropriate classification and disclosures for other financial statement items. Furthermore, a change in control would cause certain restricted stock grants to vest immediately, which would result in significant compensation expense.

The possibility of a change in the majority representation of the Board, and consequent event of default under the credit facility, which would allow the lenders to cause the debt of $24.0 million to become immediately due and payable, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments, if any, that might result from the outcome of this uncertainty.

4.	Acquisitions

Entry into a Material Definitive Agreement

On June 15, 2010, the Company entered into a stock purchase agreement with the shareholders of First Biomedical to acquire all of the issued and outstanding stock of First Biomedical and completed the acquisition for total consideration of $17.4 million. Included in the consideration is $16.6 million paid in cash and a $0.8 million seller note described in further detail below.

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

The stock purchase agreement provided for an adjustment to the purchase price based on final working capital as of the closing balance sheet, which was finalized during the fourth quarter of year ended December 31, 2010 and resulted in an additional payment of $0.2 million, increasing the total purchase price.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 14.5 years. Intangible assets are being amortized on a straight-line basis with estimated remaining lives ranging from 5 to 15 years reflecting the expected future value.

The goodwill recorded as part of the purchase price was fully impaired during the year ended December 31, 2011. For additional information see Note 6.

Fees

During the year ended December 31, 2010, the Company incurred legal and professional fees directly related to the First Biomedical acquisition totaling approximately $1.0 million. All such costs are presented under the caption “General and administrative” within operating expenses in the accompanying consolidated statements of operations.

Seller Note

Pursuant to the terms of the Stock Purchase Agreement, as of the date of the acquisition the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller)

in the amount of $0.8 million. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of December 31, 2011 and 2010 the outstanding principal due on the note was $0.2 million and $0.6 million, respectively.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations of the Company and First Biomedical as though the companies had been combined as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of First Biomedical separately as it is not practical since the operations are already substantially integrated. The following pro forma financial information for all periods presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects for the years ended December 31, 2011 and 2010 (in thousands):

	2010	2009
Net revenues	$52,316	$48,741
Net (loss) income	(1,511)	1,305
(Loss) earnings per share — basic	(0.08)	0.07
(Loss) earnings per share — diluted	(0.08)	0.07

5.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Pump equipment	$31,734	$28,037
Furniture, fixtures, and equipment	2,226	1,894
Accumulated depreciation	(18,196)	(13,259)

Total	$15,764	$16,672

Included in pump equipment above is $7.4 million and $4.6 million, as of December 31, 2011 and 2010, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.2 million and $0.7 million, as of December 31, 2011 and 2010, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for 2011, 2010 and 2009 was $6.4 million, $5.4 million and $4.1 million, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

6.	Goodwill and Intangible Assets

Impairment Testing

The Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, the Company concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, a $44.2 million non-cash asset impairment charge was recorded.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Accordingly, $23.4 million was recorded for non-cash asset impairment charges representing the Company’s best estimate of the loss. This estimate was based on significant unobservable inputs and would have been considered a level 3 under the fair value accounting guidance.

Based on the impairment analyses performed by the Company during the year ended December 31, 2011 the following table outlines the impairment charges by asset category as of December 31, 2011 (in thousands):

	Goodwill	Trade Names
Value as of December 31, 2010	$64,092	$5,500
Impairment charges	(64,092)	(3,500)

Value as of December 31, 2011	$—	$2,000

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2011 and 2010 were as follows (in thousands):

	2011
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	8,182	24,683
Non-competition agreements	848	258	590
Software	1,593	645	948

Total nonamortizable and amortizable intangible assets	$37,306	$9,085	$28,221

	2010
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$5,500	$—	$5,500
Amortizable intangible assets
Physician and customer relationships	32,400	5,995	26,405
Non-competition agreements	760	82	678
Software	980	311	669

Total nonamortizable and amortizable intangible assets	$39,640	$6,388	$33,252

Amortization expense for intangible assets for the years ended December 31, 2011 and 2010 was $2.7 million and $2.3 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of December 31, 2011 is as follows (in thousands):

	2012	2013	2014	2015	2016
Amortization expense	$2,728	$2,594	$2447	$2,261	2,191

7.	Warrants and Derivative Financial Instruments

The Company has determined that the warrants discussed in Note 2, issued in connection with the IPO including the Overallotment Units, should be classified as liabilities when outstanding. Changes in the fair values of these instruments are reflected as adjustments to the amount of the recorded liabilities and the corresponding gain or loss is recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof, or exercise of the warrants or portion thereof, as the case may be, the corresponding liability is reclassified as equity.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. At the time, the Company had 35.1 million outstanding warrants. The exchange offer expired on March 17, 2010. Holders of the Company’s warrants had the option to exchange their warrants for either One (1) share of Common Stock for every thirty-five (35) Warrants tendered, or One (1) share of Common Stock for every twenty-five (25) Warrants tendered, provided the recipient agreed to be subject to a lock-up provision precluding transfer of the shares of Common Stock received for six months following the expiration of the Exchange Offer. The lock-up provision expired in September 2010. Based on the final count, 25.6 million Warrants were properly tendered; 24.8 million were tendered for shares of Common Stock subject to a lock-up and 0.9 million were tendered for unrestricted shares of Common Stock. Under the terms of the Exchange Offer, the Company issued an aggregate of 1.0 million shares of Common Stock in exchange for the tendered Warrants. There were 8.3 million publicly held warrants (issued in connection with the IPO) and 1.1 million privately held warrants remaining after the exchange.

The fair value of the Company’s 8.3 million warrants issued in connection with the IPO outstanding at December 31, 2010 were liabilities of less than $0.1 million or $0.01 per warrant and are included in derivative liabilities within the Company’s balance sheet.

These remaining 8.3 million publicly held warrants (issued in connection with the IPO) and 1.1 million privately held warrants expired on April 11, 2011 and the Company recorded a realized gain of $0.1 million as a result of the expiration.

On June 11, 2010, the Company terminated the single interest rate swap agreement that fixed its LIBOR-based variable rate on a then outstanding loan. The interest rate swap was terminated through a cash settlement in the amount of $0.4 million, which was the fair value of the interest rate swap as of the date of the termination. The fair value of the Company’s interest rate swap outstanding at December 31, 2009 was a liability of $0.6 million. The Company elected not to designate the swap as a cash flow hedge. The fair value of the swap was therefore shown on the Company’s consolidated balance sheet and the unrealized changes in the value of the swap are shown in the Company’s consolidated statement of operations within “Gain (loss) on derivatives”.

On July 20, 2010, the Company entered into a single interest rate swap with a July 30, 2010 effective date. The interest rate swap agreement, which expires in June 2014, had a notional value of $15.6 million and $18.3 million on December 31, 2011 and 2010, respectively, which represented approximately 65% of the outstanding underlying debt, and a fixed rate of 1.40%. The fair value of the interest rate swap outstanding at December 31, 2011 and 2010 was a liability of $0.3 million and $0.1 million, respectively. The Company has designated the swap as a cash flow hedge. The fair value of the swap is presented on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the value are included in other comprehensive loss within the stockholders’ equity section on the Company’s consolidated balance sheet and any realized changes are included in the Company’s consolidated statement of operations within interest expense.

The following table presents the fair values of the Company’s derivative instruments as of December 31, 2011 and 2010 (in thousands):

Description	Balance Sheet Location	2011	2010
Derivative Designated as a Cash Flow Hedge
Interest rate swap	Derivative liabilities	$258	$100

Derivatives Not Designated as Hedging Instruments
Warrants	Derivative liabilities	—	83

Total		$258	$183

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on Accumulated Other Comprehensive Loss (“AOCL”) and earnings during the year ended December 31, 2011 (in thousands):

Description	Loss Recognized in OCL	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$158	Gain (loss) on derivatives	$—	Gain (loss) on derivatives	$—

Total	$158		$—		$—

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the year ended December 31, 2011 and 2010 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	December 31, 2011	December 31, 2010
Warrants	Gain (loss) on derivatives	$83	$(73)
Interest rate swap	Gain (loss) on derivatives	—	280

Total		$—	207

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$—	$—	$—	$—
Interest rate swap liability	258	—	258	—

Total	$258	$—	$258	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$83	$83	$—	$—
Interest rate swap liability	100	—	100	—

Total	$183	$83	$100	$—

8.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility initially consisted of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which mature in June 2014. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%. As of December 31, 2011 and 2010, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.78% and 4.76%, respectively.

Proceeds from the term loan were used to repay the outstanding balance of the Company’s then outstanding loan agreement, as well as contribute to the acquisition consideration for First Biomedical.

As of December 31, 2011, the Company had a letter of credit in the amount of $0.1 million outstanding, leaving $4.9 million available on its revolving credit facility.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. The Company obtained a waiver as of December 31, 2011 for the going concern audit opinion as this is also an event of default under the terms of the Credit Facility with the lenders. As of December 31, 2011, the Company was in compliance with all other such covenants.

The Company is required to satisfy certain financial covenants on a quarterly and annual basis comprised of a fixed charge coverage ratio and leverage ratio for the duration of the Credit Facility.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a minimum ratio at December 31, 2011 of 1.25:1. The required ratio for the remainder of the facility duration is 1.25:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a maximum ratio at December 31, 2011 of 2.5:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.5:1 to 1.75:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that were $7.5 million for the year ended December 31, 2011. The limitation varies annually for the remainder of the facility duration from $7.5 million to $8.8 million.

In conjunction with the new credit facility, the Company incurred deferred debt issuance costs of $0.8 million. These costs are recognized in income using the effective interest method through the maturity date of June 15, 2014. Amortization of these costs for the years ended December 31, 2011 and 2010 were $0.3 and $0.1 million, respectively, which was recorded in interest expense. Also, the Company incurred deferred debt issuance costs in 2007 in conjunction with a prior loan agreement. The remaining unamortized debt costs, in respect to the previous loan agreement were completely amortized when the term loan was paid in full on June 15, 2010. Total deferred debt amortization expense for the year ended December 31, 2010 was $1.0 million.

In conjunction with the acquisition of First Biomedical, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of December 31, 2011 and 2010 the outstanding principal due on the note was $0.2 and $0.6 million, respectively.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

As of December 31, 2011, the Company had approximate future maturities of loans and capital as follows (in thousands):

	2012	2013	2014	2015	Total
Term Loan	$4,500	$4,875	$14,625	$—	$24,000
Seller Note	195	—	—	—	195
Capital Leases	1,881	1,869	930	252	4,932

Total	$6,576	$6,744	$15,555	$252	$29,127

9.	Income Taxes

The components of consolidated provision for income taxes for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Provision for Federal income taxes —
Current	$(236)	$(248)	$(1,306)
Deferred	(20,009)	(1,618)	2,205

Total provision for Federal income taxes	(21,245)	(1,866)	899
Provision for state and local income taxes —
Current	205	92	29
Deferred	(2,409)	346	49

Total provision for state and local income taxes	(2,204)	438	78

Provision for foreign income taxes —
Current	315	57	—
Deferred	—	—	—

Total provision for foreign income taxes	315	57	—

Consolidated (benefit) expense for income taxes	$(23,134)	$(1,371)	$977

The significant components of net deferred income taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred Federal income tax assets —
Bad debt reserves	$126	$98
Stock based compensation	703	1,078
Net operating loss	4,585	2,762
Accrued compensation	94	273
Alternative minimum tax credit	42	42
Inventory	80	80
Accrued rent	18	—
Amortization	12,820	—
Mark to market	87	—
Other	16	5

Total deferred Federal income tax assets	18,571	4,338

Deferred Federal income tax liabilities –
Depreciation and asset basis differences	(1,529)	(1,998)
Amortization	—	(6,367)
Other	—	(33)

Total deferred Federal income tax liabilities	(1,529)	(8,398)

Net deferred Federal income tax liability	17,042	(4,060)
Net deferred state and local income tax liability	1,827	(581)

Net deferred income taxes	$18,869	$(4,641)

The classification of net deferred income taxes as of December 31, 2011 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$682	$22,122	$22,804
Deferred tax liabilities	—	(3,935)	(3,935)

Net deferred income taxes	$682	$18,187	$18,869

The classification of net deferred income taxes as of December 31, 2010 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$1,185	$3,661	$4,846
Deferred tax liabilities	(38)	(9,449)	(9,487)

Net deferred income taxes	$1,147	$(5,788)	$(4,641)

The reconciliations of the effective income tax rate to the federal statutory rate are as follows:

	2011	2010	2009
Federal income tax provision at the statutory rate	34.00%	34.00%	34.00%
State and local income taxes, net of related Federal taxes	3.33%	1.25%	4.60%
Foreign income taxes, net of related Federal taxes	(0.28%)	(1.96%)	—
Effect of change in state tax rate	—	(13.21%)	—
Other permanent differences	(3.71%)	(2.71%)	2.49%
Non-deductible loss (gain) on warrant liability	—	(0.98%)	9.76%
Non-deductible transaction costs	—	(9.46%)	—
Valuation allowance	—	32.42%	6.98%
Stock based compensation	(0.05%)	6.29%	—
FIN48 reversal	0.17%	—	—
Prior year adjustments	0.17%	1.57%	(2.40%)

Effective income tax rate	33.63%	47.21%	55.43%

As of December 31, 2011, the Company had generated federal and state operating loss carryforwards of approximately $13.5 million and $6.9 million, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2028. The state net operating losses have expiration periods that vary by state, which range from 5 to 20 years. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is discussed in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Certain deferred tax liabilities can also be considered as a source of future taxable income including those resulting from the acquisition. In prior years, the Company had deferred tax assets to which a full valuation allowance was applied. Based upon the weight of available evidence, it was more likely than not that some portion or all of the deferred tax assets would not be realized at that time. During the year ended December 31, 2010, as a result of a review of the Company’s earnings history, existing deferred tax liabilities including those resulting from the First Biomedical acquisition, the Company has removed the valuation allowance previously applied against the net deferred tax asset.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2011. After adjusting the historical losses for non-recurring items, including the goodwill impairment, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

As indicated in Note 3, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments, if any, that might result from the outcome of this uncertainty. The Company has concluded that this doubt does not change the expectation that the deferred tax assets are more likely than not to be realized. In the event of a default on the Company’s debt, it is possible that a series of actions could occur that would result in the recognition of a valuation allowance, resulting in a charge to tax expense. Furthermore, actions resulting in a change of control for income tax purposes under Internal Revenue Code section 382, could limit the amount of net operating losses and certain other deductions available for use on an annual basis, thus potentially impairing the ability of the Company to realize the deferred tax assets.

Following is an analysis of the deferred tax asset valuation allowance for the years ended December 31, 2010, and 2009 (in thousands). A valuation allowance did not exist during the year ended December 31, 2011:

	Balance at beginning of Period	Charged to costs and expenses	Deductions	Balance at end of Period
Valuation Allowance — 2010	$940	$(940)	$—	$—
Valuation Allowance — 2009	$785	$(458)	$613	$940	*

*	Includes $0.9 million and $0.1 million in valuation allowance for federal and state income taxes, respectively.

	2011	2010
Beginning balance	$247	$0
Additions based on tax positions taken in prior years	109	247
Reductions for tax positions taken in prior years	(13)	—
Reductions for lapse in statute of limitations	(103)	—

Ending balance	$240	$247

As of December 31, 2011, the Company had gross unrecognized tax benefits of $0.2 million that, if recognized, would result in a net tax benefit of less than $0.1 million and would favorably affect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will decrease in the next twelve months due to the lapse in the statute of limitations. The penalties and interest associated with uncertain tax positions are not recorded due to the immateriality of the amount.

The federal income tax returns of the Company for the years 2008 through 2011 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

10.	Related Party Transactions

During the year ended December 31, 2011, the Company granted 100 shares to an Officer of the Company, all of which vested immediately. During the year ended December 31, 2010, the Company granted 3.2 million shares to members of the Board of Directors and Officers and 1.3 million shares vested and were issued to members of the Board of Directors and Officers. During the year ended December 31, 2009, there were no shares granted to members of the Board of Director or Officers and 0.2 million shares vested and were issued to members of the Board of Directors and Officers. The Company recognized $0.7 million, $5.4 million and $0.4 million in stock based compensation related to members of the Board of Directors and Officers during the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal Executive Vice-President of First Biomedical. Total purchases during 2011 amounted to $0.1 million. Outstanding payables associated with the purchases as of December 31, 2011 was less than $0.1 million and have been shown separately as Accounts Payable—Related Parties in the Consolidated Balance Sheets. The Company also provided pumps to Adepto Medical during the year ended December 31, 2011. Total revenue earned during the year ended December 31, 2011 was $0.4 million. Outstanding receivables associated with the revenue were less than $0.1 million as of 2011 and has been shown separately as Current Assets—Related Parties in the Consolidated Balance Sheets.

On October 19, 2010, the Company facilitated the sale, on behalf of Kimberly-Clark (I-Flow), a large stockholder, of 2.8 million InfuSystem common stock shares held by Kimberly-Clark (I-Flow) through a public secondary offering. This represented 100% of the InfuSystem shares held by Kimberly-Clark (I-Flow). As of October 19, 2010, Kimberly-Clark (I-Flow) is no longer considered a related party. Transaction costs associated with this secondary offering were paid for by Kimberly-Clark (I-Flow).

In connection with the warrant exchange as described in Note 7, three present Company board members exchanged 0.2 million privately held warrants under the lock-up provision for 7,451 shares of common stock during the year ended December 31, 2010.

As described in Note 8, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note (the “Note”) with Thomas Creal, the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the Note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of December 31, 2011 and 2010 the outstanding principal due on the note was $0.2 million and $0.6 million, respectively. The Seller is a current employee of the Company and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease is thirty-six months, commencing on July 1, 2010. Rent will be paid monthly in the amount of less than $0.1 million to Jan-Mar LLC and $0.1 million to the CW Investment Group LLC.

11.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1.0 million of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of InfuSystem. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants had an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date, and expired on April 11, 2011. The Company had the right to call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at any time after the warrant became exercisable. There were 1,142,858 privately held warrants remaining after the exchange as discussed in Note 7 that expired in April 2011.

The Company is involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2011, the Company had approximate minimum future operating lease commitments of (in thousands):

2012	2013	2014	2015	2016
$605	$448	$296	$302	$48

Lease expense for the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $0.2 million and $0.2 million, respectively.

12.	Share-based Compensation

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the 2007 Stock Incentive Plan.

As of December 31, 2011, 2.4 million common shares remained available for future grant under the 2007 Stock Incentive Plan.

Restricted Shares

During the year ended December 31, 2011 the Company granted restricted shares and stock options under the Plan. During the year ended December 31, 2010 the Company granted restricted shares both under the Plan and outside of it, and during the year ended December 31, 2009 the Company granted restricted shares and stock options under the Plan.

During the year ended December 31, 2011, the Company granted 0.7 million restricted shares, of which 0.1 million shares vested immediately with the remaining shares to be received at the end of a vesting period only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of the length of service for a period of three years.

During the year ended December 31, 2010, the Company granted 3.4 million restricted shares. Of the total shares granted, 1.4 million entitle a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2.0 million shares granted entitle the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control.

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the years ended December 31, 2011 and 2010:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at January 1, 2010	324	$2.86
Granted	3,440	2.50
Vested	(1,408)	2.56
Vested shares forgone to satisfy minimum statutory withholding	(67)	2.78
Forfeitures	(115)	2.66

Unvested at December 31, 2010	2,174	$2.51
Granted	682	1.64
Vested	(168)	1.90
Vested shares forgone to satisfy minimum statutory withholding	(51)	2.19
Forfeitures	(1)	2.58

Unvested at December 31, 2011	2,636	$1.88

As of December 31, 2011, there was $6.6 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures. The Company expects to recognize such cost over a period of approximately 13 years.

Stock Options

There were no stock options granted during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, the Company granted less than 0.1 million stock options at an exercise price of $1.85 per share which was the market price on the date of grant.

Share-based compensation expense was determined based on the fair value of the options. The fair value of the options was calculated using the Black Scholes pricing model based on the following assumptions:

2009
Expected life	2.5 years
Risk free interest rate	1.38% -1.42%
Volatility	35% - 37%
Dividend yield	0%

There was no stock option activity for the years ended December 31, 2011 and 2010.

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses, related to all of the Company’s equity for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011		2010		2009
Restricted share expense	$1,185	*	$5,853	**	$700
Stock option expense	—		—		53

Total stock-based compensation expense	$1,185		$5,853		$753

*	Includes $0.2 million expense for a tax gross-up liability associated with certain restricted share grants.
**	Includes $2.1 million expense for a tax gross-up liability associated with certain restricted share grants.

Common Share Repurchase Program

In November of 2010, the Company’s Board of Directors authorized a share repurchase program of up to $2.0 million of outstanding common shares. The repurchase program will be funded by our available cash balance.

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

During the years ended December 31, 2011 and 2010, the Company repurchased less than 0.2 million and less than 0.1 million shares at an average price of $2.18 and $2.46 per share at a cost of approximately $0.3 million and $0.1 million, respectively.

13.	Employee Benefit Plans

The Company has defined contribution plans in which the Company contributes a certain percentage of employee contributions. The Company matching contributions totaled $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

14.	Unaudited Quarterly Information

	Quarter Ended
(in thousands, except per share data)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net revenues	$12,957	$13,133	$14,505	$14,042
Gross profit	9,053	8,988	9,232	8,082
Sales, general and administrative expenses	8,826	8,167	8,347	8,779
Asset impairment charges	—	44,213	23,379	—
Total other expense	(544)	(479)	(659)	(539)
Loss before income taxes	(317)	(43,871)	(23,153)	(1,236)
Net loss	(171)	(27,886)	(16,623)	(763)
Loss per share — basic	(0.01)	(1.32)	(0.79)	(0.04)
Loss per share — diluted	(0.01)	(1.32)	(0.79)	(0.04)

	Quarter Ended
(in thousands, except per share data)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net revenues	$10,934	$10,487	$12,733	$13,075
Gross profit	8,120	7,520	8,897	9,009
Sales, general and administrative expenses	6,628	7,774	8,069	12,013
Total other (expense) income	(1,194)	(319)	(359)	(412)
Income (loss) before income taxes	298	(573)	469	(3,416)
Net (loss) income	(12)	144	174	(2,158)
(Loss) earnings per share — basic	—	0.01	0.01	(0.11)

The significant increase in net loss for the three month periods ended June 30, 2011 and September 30, 2011 are due to the asset impairment charges of $44.2 million and $23.4 million, respectively, recorded by the Company. See Note 6 for additional explanation of asset impairment charges.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting related to procedures and internal controls at our First Biomedical office location.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures , as of December 31, 2011, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

During the second quarter of 2011, our management identified a material weakness in the Company’s internal control over financial reporting relating to limited finance staffing levels that are not commensurate with the Company’s increased complexity and its financial accounting and reporting requirements in light of the Company’s continued growth. The Company has grown due to acquisitions and internal growth. The growth of the Company has led the financial reporting staff to rely increasingly on outsourced work and outside specialists, without adequate resources to thoroughly review, understand and, where necessary, challenge the assumptions, utilized by such outside specialists.

To address this material weakness, our management has reassessed its finance staffing needs and taken steps to assure that adequate staffing and resources are available for the financial reporting process at the corporate office. Additional experienced personnel were hired in the accounting and finance department during the year at the corporate office. New procedures were implemented and internal controls were documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements.

However, the new procedures and internal controls were not fully implemented as of December 31, 2011 at our First Biomedical office location. Our management intends to initiate measures to remediate the identified material weakness by implementing the new procedures and internal controls that were implemented at the corporate office at our First Biomedical office. These include, but are not limited to, applying a more rigorous review of the monthly close processes to ensure that the performance of the control is evidenced through appropriate documentation, which is consistently maintained and evaluating necessary changes to the Company’s acquisition process and the establishment of a formalized process to ensure key controls are identified, control design is appropriate, and appropriate evidentiary documentation is maintained throughout the process.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

	3.	Exhibits

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated By-Laws (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Rights Agreement, dated as of November 12, 2010, between the Registrant and Mellon Services, LLC as Rights Agent (4)

10.1	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among Registrant, Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (7)

10.2	Form of Stock Transfer Agency Agreement (8)

10.3	Employment Agreement, dated as of November 12, 2007, by and between Registrant and Janet Skonieczny (9)

10.4	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (10)

10.5	Share Award Agreement between the InfuSystem Holdings, Inc. and Sean McDevitt (11)

10.6	Restricted Stock Award Agreement between Jan Skonieczny and InfuSystem Holdings, Inc. (12)

10.7	Restricted Stock Award Agreement between Scott Chesky and InfuSystem Holdings, Inc. (12)

10.8	Restricted Stock Award Agreement between David Haar and InfuSystem Holdings, Inc. (12)

10.9	Restricted Stock Award Agreement between Timothy Kopra and InfuSystem Holdings, Inc. (12)

10.10	Stock Purchase Agreement, dated as of June 15, 2010, among Registrant, the Stockholders of First Biomedical, Inc. and Thomas F. Creal II, as Representative (13)

10.11	Credit Agreement, dated as of June 15, 2010, among Registration, InfuSystem, Inc. and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (13)

10.12	First Amendment to Credit Agreement, dated as of January 27, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender.*

10.13	Second Amendment to Credit Agreement, dated as of April 1, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender. (14)

10.14	Third Amendment to Credit Agreement, dated as of May 20, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender.*

10.15	Fourth Amendment to Credit Agreement, dated as of July 21, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender. (15)

10.16	Waiver to Credit Agreement, dated as of March 15, 2012, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc. (the “Borrowers”), Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender.*

Exhibit Number	Description of Document

14.1	Code of Ethics (16)

21.1	Subsidiaries of Registrant *

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 24, 2006.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 31, 2007.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 22, 2009.
(6)	Incorporated by reference to Amendment No. 3 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 3, 2006.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 3, 2009.
(8)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on December 8, 2005.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 16, 2007.
(10)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 9, 2010.
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 333-167914) filed on July 1, 2010.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 18, 2010.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on April 1, 2011.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on July 21, 2011.
(16)	Incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-129035) filed on January 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 16, 2012	By:	/s/ SEAN MCDEVITT
Sean McDevitt Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 16, 2012	/S/ SEAN MCDEVITT
Sean McDevitt
Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2012	/s/ JAMES FROISLAND
James Froisland
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 16, 2012	/s/ JOHN VORIS
John Voris
Director

Date: March 16, 2012	/s/ PAT LAVECCHIA
Pat LaVecchia
Director

Date: March 16, 2012	/s/ WAYNE YETTER
Wayne Yetter
Director

Date: March 16, 2012	/s/ JEAN-PIERRE MILLON
Jean-Pierre Millon
Director

Date: March 16, 2012	/s/ DAVID DREYER
David Dreyer
Director

Date: March 16, 2012	/s/ TIM KOPRA
Tim Kopra
Director