Form 10-K/A
period 2011-12-31
InfuSystem Holdings, Inc
filed 2012-04-30
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

Amendment No. 1

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

(248) 291-1210

Registrant’s Telephone Number, including Area Code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES   ☐     NO   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $37,577,436. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of April 27, 2012 was 21,330,235.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. (the “Company” or “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2012, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 29, 2012.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibits 32.1 and 32.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The table set forth below lists the names and ages of each of the seven current members of the Board of Directors.

Name	Age	Position
John Climaco	43	Director
David Dreyer	55	Director
Charles Gillman	41	Director
Ryan Morris	27	Director, Executive Chairman of the Board
Dilip Singh	63	Director, Interim Chief Executive Officer and President
Joseph Whitters	54	Director
Wayne Yetter	66	Director

John Climaco (Director). John Climaco is the President and Chief Executive Officer, as well as member of the board of directors, of Axial Biotech, Inc., a venture-backed molecular diagnostics company specializing in spine disorders, which he co-founded in 2003. Under Mr. Climaco’s leadership, and through partnerships he created with companies including Medtronic, Johnson & Johnson and Smith & Nephew, Axial successfully developed and commercialized ScoliScore, the first molecular prognostic test in the orthopaedic industry. Among other accolades, Orthopaedics This Week recognized ScoliScore as the Best New Diagnostics Technology for Spine Care 2010. Mr. Climaco has been involved with start-up ventures in various capacities for the last twelve years. Prior to founding Axial Biotech, Mr. Climaco served as a Producer in 1998 and Director of Programming from 1999 to 2000 for Quokka Sports, a venture-backed online media company that went public in 1999. While with Quokka, Mr. Climaco created partnerships with Intel, Microsoft WebTV, NBC Sports, and National Geographic. An attorney by training, Mr. Climaco practiced with Fabian & Clendenin in Corporate and Tax Law in Salt Lake City from 2001 to 2007. Over his career, he has handled a wide range of transactions, including IPOs, venture, private equity, and debt financings, mergers and acquisitions and intellectual property licensing transactions. Mr. Climaco holds a Bachelor of Arts in Philosophy, cum laude, from Middlebury College and a Juris Doctorate from the University of California, Hastings College of Law.

Mr. Climaco brings to the Company and the Board of Directors significant executive experience with a healthcare services company, including in raising capital, engineering strategic alliances, building executive teams and managing complex business operations and legal strategies.

David Dreyer (Director). David Dreyer has been a member of the Company’s Board of Directors since April 2008. Mr. Dreyer has served as Chief Financial Officer and Secretary of Patient Safety Technologies (OTCBB: PSTX), since October 2010. Previously Mr. Dreyer was Chief Financial Officer of Alphastaff Group, Inc., a human resource outsourcing company, from August 2009 to September 2010. Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of AMN Healthcare Services, Inc. (NYSE: AHS) from September 2004 to August 2009, and Treasurer from 2006 to August 2009. During Mr. Dreyer’s tenure, AMN grew to become the leader in healthcare staffing for physicians, travel nurses, and allied travel, doubling its revenue to $1.2 billion in 4 years. From 1997 through 2004, Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of Sicor, Inc. (NASDAQ: SCRI), a manufacturer of complex pharmaceuticals with operations in the United States, Italy, Mexico, Lithuania, China and Switzerland, which was acquired by Teva Pharmaceutical Limited. Mr. Dreyer led the sale of Sicor, Inc. to Teva Pharmaceutical, Ltd. for $3.4 billion in January 2004. Prior to joining Sicor, Mr. Dreyer served in related senior financial management positions within the pharmaceutical industry, working for Elan Corporation plc, Athena Neurosciences and Syntex. Mr. Dreyer is a Certified Public Accountant in California.

Mr. Dreyer brings to the Company and the Board of Directors financial expertise from his experience serving as a Chief Financial Officer of Sicor, Inc., AMN Healthcare Services, Inc. and Alphastaff Group, Inc.

Charles Gillman (Director). Charles Gillman has provided portfolio management services for Nadel and Gussman, LLC, a management company that employs personnel for business entities related to family members of Herbert Gussman, in Tulsa, Oklahoma since March 2001. In June 2002, Mr. Gillman founded Value Fund Advisors, LLC (“VFA”) so that VFA could serve as the investment advisor of various family related assets. VFA discontinued its role as investment advisor in December 2008. Prior to joining Nadel and Gussman, LLC, Mr. Gillman held a number of positions in the investment industry. From September 1992 to June 1994, Mr. Gillman was a strategic management consultant in the New York office of McKinsey & Company, a management consulting firm. While at McKinsey, Mr. Gillman worked to develop strategic plans for business units of companies located both inside the United States and abroad. Currently, Mr. Gillman serves on the boards of directors of Digirad Corporation (NASDAQ: DRAD), a provider of diagnostic imaging products and personnel and equipment leasing services, which he joined in April 2012 and where he serves as Chairman of the Corporate Governance Committee; MRV Communications, Inc. (MRVC.PK), a communications equipment and services company, which he joined in November 2009 and where he is a member of the Compensation Committee and previously served on the Audit Committee; Littlefield Corporation (LTFD.PK), a charitable gaming company, which he joined in May 2008 and where he is a member of the Compensation and Nominating Committees and previously served on the Audit Committee; and CompuMed, Inc., a private medication management company, which he joined in February 2008. Mr. Gillman received a Bachelor of Science, summa cum laude, from the Wharton School of the University of Pennsylvania and serves on the board of the Penn Club of New York.

Mr. Gillman’s expertise in the creation of stockholder value at companies in transition and experience in the analysis of companies going through changes in their capital allocation strategy are valuable to the Company.

Ryan Morris (Director; Executive Chairman of the Board). Ryan Morris is the Managing Partner of Meson Capital Partners, a New York-based investment partnership, which he founded in February 2009. Since June 2011, Mr. Morris has served as a member of the equity committee responsible for selling the assets of, and maximizing value to the stockholders of, HearUSA, Inc. (HEARQ.PK), an formerly NYSE Amex-listed company in Chapter 11 bankruptcy. Prior to founding Meson LP, in 2008 he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank, and he continues to serve as its Chief Executive Officer. Mr. Morris has a Bachelors of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University, and he has completed the Chartered Financial Analyst Program.

Mr. Morris brings extensive investment experience as both a founder of an operating company, as well as an investment partnership.

Dilip Singh (Director; Interim Chief Executive Officer and President). Dilip Singh most recently served as the Chief Executive Officer and a Director of MRV Communications, Inc. (MRVC.PK) from July 2010 to December 2011. Prior to joining MRV, Mr. Singh was Chief Executive Officer of Telia-Sonera Spice Nepal, a large Asian mobile operator, from December 2008 to May 2009, where he was responsible for turning a new acquisition to sustained growth and profitability. From 2004 to 2008, Mr. Singh was President and Chief Executive Officer of Telenity, Inc., a convergence applications, service delivery platform and value added services telecom software company. Mr. Singh was President of NewNet, a telecom infrastructure software startup, which was acquired by ADC Telecommunications Inc., from 1994 to 1998. He remained an executive consultant to ADC through 2000, and returned in 2003 to 2004 as the president of ADC’s software systems division. In the interim 2001 to 2003 period, he was Executive Chairman of IntelliNet and Entrepreneur in Residence with MC Venture Partners, and in such capacity acted as an executive consultant and board advisor to several companies. From 1988 to 1994, Mr. Singh was an executive director at Sprint Corporation, where he directed strategic planning and development of intelligent network services, network management and call center applications for consumer and business customers, and supported marketing and sales with an annual revenue impact of over $2 billion. Prior to Sprint, he co-founded United Database Corporation, a start-up that led the introduction of yellow pages in three major metropolitan cities in India and had $12 million in revenue during its first 18 months. Mr. Singh began his career as an executive telecommunication consultant with Alcatel-Lucent switching systems divisions in the United States, England, Germany and Italy for over 10 years. Mr. Singh earned a Masters degree in Electronics and Communications Electrical Engineering from the Indian Institute of Technology and a Masters of Science in Physics from the University of Jodhpur.

He has almost 40 years of operational executive management and board experience with global Fortune 500 telecom carriers, entrepreneurial start-ups and early stage telecom software companies, network equipment providers and a venture capital firm. The Board of Directors has selected Mr. Singh as Interim Chief Executive Officer because of his vast executive experience in a variety of roles and in companies of all sizes.

Joseph Whitters (Director). Joseph Whitters has been an Advisor to Frazier Health Care, a venture capital firm since 2005. From 1986 to January 2005, Mr. Whitters was employed in various capacities with First Health Group Corp., a nearly $2 billion market capitalization managed healthcare company serving the group health, workers compensation, and state agency markets, including as Chief Financial Officer and Executive Vice President. Prior to joining First Health in 1986, he served as Controller for the largest subsidiary of United HealthCare Corp. He currently serves as a Director of Omnicell, Inc. (NASDAQ:OMCL), a medication automation and analytics company, which he joined in May 2003, and where he currently serves as the chairman of the Audit Committee. Previously, he served on the boards of directors and the audit committees of various public companies including Mentor, Solexa and Luminent Mortgage. Mr. Whitters has also been an advisor or board member with several private companies. Mr. Whitters began his career in public accounting with Peat Marwick and has a Bachelors of Arts in accounting degree from Luther College in Iowa. Mr. Whitters is a certified public accountant.

Mr. Whitters brings almost 20 years of experience in senior financial management positions with healthcare corporations, and the financial expertise and leadership abilities developed during his service in a senior finance role at a large, national health benefits company.

Wayne Yetter (Director). Wayne Yetter has served a member of the Company’s Board of Directors since September 2005. He served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp, from September 2005 to August 2008. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. Mr. Yetter has built and led a variety of multi-million dollar businesses and pharmaceutical operations for some of the largest companies in the world. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and Chief Executive Officer. Under his leadership, Astra Merck’s product, Prilosec, grew to be the #1 pharmaceutical product in the United States at the time. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and Chief Executive Officer of the United States pharmaceutical business. In 1999, he joined IMS and later led its spinout company, Synavant, where he was Chairman and Chief Executive Officer for three years before Synavant merged with Dendrite International in 2003. He also served as an advisor to Alterity Partners from 2003 until 2004. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc., which was acquired by Shire Pharmaceuticals. Mr. Yetter currently serves on the Board of Directors of EpiCept Corporation (OTCOX: EPCT), Strategic Diagnostics Inc. (NASDAQ: SDIX) and is Chairman of the Board of NuPathe, Inc. (NASDAQ: PATH).

Mr. Yetter’s experience serving on various boards of directors and as an officer of other companies in the healthcare industry is valuable to the Company.

EXECUTIVE OFFICERS

The Company’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below are the names and certain biographical information regarding the Company’s current executive officers.

Name	Age	Position

Dilip Singh(1)	63	Interim Chief Executive Officer, President and Director

Jonathan P. Foster	48	Chief Financial Officer

Janet Skonieczny	53	Vice President, Corporate Secretary, Compliance Officer and Privacy Officer

David M. Haar	49	Senior Vice President of Sales and Marketing

Thomas F. Creal II	65	Executive Vice President, First Biomedical

(1)	See “Directors” for biographical information regarding Mr. Singh.

Jonathan P. Foster

Jonathan P. Foster has served as the Company’s Chief Financial Officer since March 2012. Mr. Foster has held a variety of executive and senior financial positions with public and private companies. From 2011 to 2012, Mr. Foster served as Interim Director of Finance & Accounting for LSG Sky Chefs USA, Inc., in Dallas, Texas, a subsidiary of LSG Lufthansa Service Holding AG, headquartered in Germany. From 2000 to 2011, Mr. Foster served as majority owner and President of United Credit, Inc. and as founder and Chief Executive Officer of two other companies focused on the consumer finance and collateral protection insurance markets, Advance Today, LLC, and Furobos Reinsurance Ltd. Mr. Foster

was the Chief Financial Officer and Executive Vice President of Drypers Corporation, a global consumer products company with operations in North and South America, Asia, and Europe, from 1996 to 2000. From 1991 to 1996, Mr. Foster served as Chief Financial Officer of Dickson Weatherproof Nail Company, a private company based in Houston and Chicago, and in controller and treasurer positions with divisions of Schlumberger Ltd. Mr. Foster began his accounting career in 1985 with the Enterprise Group of Deloitte & Touche LLP in Charlotte, North Carolina, and later became a manager in their Middle Market Group in Atlanta, Georgia. Mr. Foster is a Certified Public Accountant in South Carolina and is a member of the AIPCA, from which he received a Chartered Global Management Accountant designation. Mr. Foster earned his B.S. in Accounting from Clemson University. Mr. Foster has served on the Board of Directors for the Easley Baptist Hospital Foundation since 2006 and has also served in public office as a member of the Board of Financial Institutions for the State of South Carolina since 2006.

Janet Skonieczny

Janet Skonieczny has served as the Company’s Vice President of Operations, Corporate Secretary, Compliance Officer and Privacy Officer since November 2007 and as Vice President of Operations of InfuSystem, Inc. the Company’s wholly-owned subsidiary, since 1998. During that time, she facilitated the development and implementation of third party billing programs, assisted in the integration of those programs with inventory and tracking systems and led the development and implementation of the Company’s Compliance and Privacy Programs. From 1988 until 1994 she was Office Manager, and from 1990 until 1998 Operations Manager for Venture Medical, a predecessor company to InfuSystem, Inc., which commenced business operations in 1988. At Venture Medical she played key managerial roles in Nova Healthcare Industries, a manufacturer and designer of speculum sheath protectors used in gynecologic procedures, Medical Reimbursement Solutions, a third-party billing company that formatted and transmitted billing claims on behalf of infusion centers, physicians and hospitals and Aventric Medical, Inc., a Midwest distributor of high-tech equipment such as pacemakers, cardiac imaging devices and drug delivery systems.

David M. Haar

David M. Haar has served as the Company’s Senior Vice President of Sales and Marketing since November 2010 and as Vice President of Marketing since November 2007. Prior to joining the Company, Mr. Haar was Vice President of Marketing at National Medical Health Card where he led all marketing and communications initiatives for the national pharmacy benefits manager during a period of rapid growth. Prior to that, he was with MapInfo, a leading provider of location intelligence solutions where he directed marketing programs and demand generation activities as the company grew from $40MM to $140MM. Prior to that, Mr. Haar held a variety of marketing management positions within private and publicly held companies. He has a B.A. in English from the State University of New York at Albany.

Thomas F. Creal II

Thomas F. Creal II has served as the Company’s Executive Vice President since the Company’s acquisition of First Biomedical, Inc. (“First Biomedical”) in June 2010. Prior to the acquisition, Mr. Creal was the founder and President of First Biomedical. First Biomedical sold, rented, serviced and repaired new and pre-owned infusion pumps and other medical equipment. First Biomedical also sold a variety of disposables and accessories that are used in conjunction with infusion delivery. Headquartered near Kansas City, with additional facilities in California and Toronto, First Biomedical was a leading provider to alternate site healthcare facilities and hospitals in the United States and Canada.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

On January 27, 2011, Sean McDevitt, our then Chairman and Chief Executive Officer, filed a Form 4 to report the issuance of 1,234,044 shares of Common Stock to a limited liability company of which he is the sole member pursuant to a July 26, 2006 grant by the Company to Mr. McDevitt that was conditional upon the Company’s completion of an acquisition meeting certain criteria. Such acquisition was completed in October 2007. Based solely on the Company’s review of the copies of such forms received by it with respect to the fiscal year ended December 31, 2011, all other reports were filed on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS POLICY

The Company maintains a Code of Business Conduct and Ethics Policy that applies to its directors, officers, employees, agents, consultants, contractors, suppliers and representatives. The Company will disclose any waivers of the code applicable to our directors or executive officers on a Form 8-K as required by NYSE Amex listing requirements, SEC rules or applicable law. Any waivers of the code for executive officers or directors may be made only by the Board. To date, no waivers have been requested or granted. A copy of this Code of Business Conduct and Ethics Policy is available at our website, at www.infusystem.com, under “Governance Documents.”

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Audit Committee are Joseph Whitters (Chairman), John Climaco, and David Dreyer. Our Board of Directors has determined that each of Mr. Dreyer and Mr. Whitters qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. All members of our Audit Committee are independent, including Messrs. Dreyer and Whitters, as required by the Sarbanes-Oxley Act of 2002 and NYSE Amex listing requirements.

Item 11. Executive Compensation

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a “smaller reporting company,” the Company is permitted to provide the scaled disclosure required by Items 402(m)-(r) of Regulation S-K in lieu of the more extensive disclosure required of other reporting companies.

Summary Compensation Table

The following table sets forth the compensation of the executive officers of the Company for the fiscal years ended December 31, 2011 and 2010. Only compensation for years in which the named executive officer served in such capacity is presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($) (4)	Total ($)
Sean McDevitt	2011	$360,000.00	$—	$—	$—	$—	$—	$91,142.25	$451,142.25
Former Chief Executive Officer (1)	2010	$360,000.00	$—	$6,100,500.00	$—	$—	$—	$745,583.79	$7,206,083.79
James Froisland	2011	$360,000.00	$—	$274.00	$—	$—	$—	$2,080.00	$362,354.00
Former Chief Financial Officer (2)	2010	$20,000.00	$—	$—	$—	$—	$—	$—	$20,000.00
Janet Skonieczny	2011	$207,000.00	$200,000.00	$28,750.00	$—	$—	$—	$433.32	$436,183.32
Vice President of Operations, Corporate Secretary, Compliance Officer, Privacy Officer
David M. Haar	2011	$200,000.00	$92,500.00	$28,750.00	$—	$—	$—	$4,043.45	$325,293.45
Senior Vice President of Sales and Marketing
Thomas F. Creal II	2011	$255,384.42	$9,600.00	$—	$—	$—	$—	$627.00	$265,611.42
Executive Vice President, First Biomedical

(1)	Mr. McDevitt resigned as Chief Executive Officer, effective April 24, 2012. See “Settlement Agreement.”
(2)	The Company paid James M. Froisland $20,000 in salary for the fiscal year ended December 31, 2010, which represents his $30,000 monthly base salary, prorated from December 10, 2010, the date Mr. Froisland commenced his services as the Company’s Chief Financial Officer, to December 31, 2010. Mr. Froisland resigned as Chief Financial Officer effective March 16, 2012.
(3)	In accordance with recently adopted amendments to the SEC’s proxy disclosure rules, included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock unit and stock option awards made during the respective fiscal years computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. This presentation reflects a change from prior year proxy statements where the amounts included in these columns reflected the compensation expense recognized in the fiscal year related to all outstanding equity awards (regardless of grant date). The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. Note that under the Consulting Agreement with Mr. McDevitt, the Share Award Agreement governing the grant of these shares was terminated, and, hence, no shares will be awarded under the agreement.
(4)	All Other Compensation for 2010 for Mr. McDevitt consists of the following: $40,000 for his services as Chairman of the Board, $50,000 for his services as a member of the Board of Directors and $655,584 for the tax gross up for the immediate vesting of 450,000 shares of common stock as described in the Directors’ Compensation section of this proxy statement. All Other Compensation for 2011 consists of the following: (i) for Mr. McDevitt, $40,000 for his services as Chairman of the Board, $50,000 for his services as a member of the Board of Directors, $450 for life insurance benefits and $692 for a stipend opting out of health insurance; (ii) for Mr. Froisland, $1,980 for life insurance benefits and $100 for the tax gross up for the immediate vesting of 100 shares of common stock; (iii) for Ms. Skonieczny, $433 for life insurance benefits; (iv) for Mr. Haar, $3,773 in net income for an automobile allowance and $270 in life insurance benefits; and (v) for Mr. Creal, $627 in life insurance benefits.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sean McDevitt (2)	—	—	—	$—	—	2,000,000	$3,220,000.00	—	$—
James M. Froisland	—	—	—	$—	—	—	$—	—	$—
Janet Skonieczny	—	—	—	$—	—	25,000	$40,250.00	—	$—
David M. Haar	—	—	—	$—	—	25,000	$40,250.00	—	$—
Thomas F. Creal II	—	—	—	$—	—	—	$—	—	$—

(1)	Represents unvested restricted shares of Common Stock multiplied by $1.61, the closing price of the Company’s Common Stock on December 30, 2011, as quoted by the NYSE Amex.
(2)	Represents unvested restricted shares of Common Stock granted pursuant to the Share Award Agreement between the Company and Mr. McDevitt dated April 6, 2010 (the “Share Award

Agreement”). Pursuant to the Consulting Agreement between the Company and Mr. McDevitt dated April 24, 2012 (the “Consulting Agreement”), the Share Award Agreement was terminated without any of such shares vesting. See “Consulting Agreement with Sean McDevitt”.

Potential Payments Upon Termination or Change in Control

The following table and footnotes quantify the payments and benefits that Mr. McDevitt and Ms. Skonieczny would be required to be paid under the Company’s compensation programs upon various scenarios for termination of employment or a change in control of the Company as of December 31, 2011. As of December 31, 2011, Messrs. Froisland and Haar did not have an employment agreement or other arrangement with the Company providing for the provision of payments or other benefits upon termination of employment or a change in control of the Company.

Named Executive Officer	Agreement	Termination by the named executive officers for any reason, by the Company for cause or by the Company upon the named executive officer’s death or disability	Termination by the Company without cause	Change in Control
Sean McDevitt	Share Award Agreement	2,000,000 shares(1)	(1)	2,000,000 shares
Janet Skonieczny	Employment Agreement	Accrued salary, bonus and benefits	(2)	(2)

(1)	Represents unvested restricted shares of Common Stock granted pursuant to the Share Award Agreement. Pursuant to the terms of the Share Award Agreement in effect as of December 31, 2011, all unvested shares would have been forfeited upon termination of Mr. McDevitt’s employment for any reason, provided that, (i) if Mr. McDevitt died while serving as an officer, director or employee of the Company or any of its subsidiaries, such shares would have vested immediately prior to Mr. McDevitt’s death or (ii) if there were a change in control of the Company within one year following termination of Mr. McDevitt’s service as an officer, director or employee of the Company or any of its subsidiaries, such shares would have vested immediately prior to such change in control. Pursuant to the Consulting Agreement, the Share Award Agreement was terminated without any of such shares vesting. See “Consulting Agreement with Sean McDevitt”.
(2)	Pursuant to the terms of an Employment Agreement, dated November 12, 2007, Ms. Skonieczny is entitled to receive a pro-rata bonus award for the year of termination and continued payment of her base salary for two years from the date of termination, subject to her execution of a release and compliance with customary confidentiality and non-disparagement obligations. Upon termination without cause or a change of control, the Employment Agreement also provides for the accelerated vesting of a restricted stock award that has already fully vested. Note that a change in the composition of the Board approved pursuant to the Settlement Agreement by the then-comprised Board shall not constitute a change in control under Ms. Skonieczny’s Employment Agreement.

Consulting Agreement with Sean McDevitt

On April 24, 2012, the Company and Mr. McDevitt entered into the Consulting Agreement, pursuant to which Mr. McDevitt resigned as Chief Executive Officer of the Company, effective April 24, 2012, and agreed to serve as a consultant to the Company to perform such services, including assistance in connection with any acquisition or disposition transaction, advice and counsel, and such other actions, as may be reasonably directed by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer from April 24, 2012 to July 31, 2012 (the “Consulting Period”). During the Consulting Period, the Company will pay Mr. McDevitt a consulting fee of $1,000,000, payable in installments of cash and/or shares of the Company’s Common Stock, and provide continued healthcare benefits. On each of the date of the Consulting Agreement, May 15, 2012 and June 15, 2012, the Company will pay Mr. McDevitt installments of $83,333.33 in shares of Common Stock valued at the average closing price of a share of the Common Stock on the NYSE Amex on the five trading days preceding the date of each such issuance. On July 31, 2012, the Company will pay Mr. McDevitt a final installment of $750,000 in shares of Common Stock valued at the average closing price of a share of the Common Stock on the NYSE Amex on the five trading days preceding such date unless the Company has refinanced the Credit Agreement, by and among InfuSystem Holdings, Inc., InfuSystem, Inc., First Biomedical, Inc., Bank of America, N.A and the lenders party thereto, on or prior to such date, in which case, the final installment shall be made in cash. The Company will also reimburse $95,000 of Mr. McDevitt’s expenses in connection with the negotiation and preparation of the Consulting Agreement. In the event of a change of control, Mr. McDevitt’s death or disability or termination by the Company of the engagement of Mr. McDevitt to provide the consulting services, with or without cause, the aggregate amount payable under the Consulting Agreement if Mr. McDevitt had served as a consultant during the entire Consulting Period, net of any amounts paid to date thereunder, shall become immediately due and payable. The Consulting Agreement also provides for releases by each of Mr. McDevitt and the Company of the other and a mutual non-disparagement covenant and requires the Company to provide continued indemnification of Mr. McDevitt in accordance with the Company’s current Organizational Documents.

In addition, the Consulting Agreement provides for termination of the Share Award Agreement dated as of April 6, 2010 by and between the Company and Mr. McDevitt, pursuant to which the Company granted Mr. McDevitt the right to receive up to an aggregate of 2,000,000 shares of Common Stock in increments based upon the attainment of specified trading price levels from $5.00 to $15.00.

Agreement with James M. Froisland

Pursuant to an agreement with Mr. Froisland dated December 15, 2010, Mr. Froisland was entitled to receive $30,000 per month and customary employee benefits available to all full-time employees of the Company. The Company also was required to reimburse Mr. Froisland for travel and living expenses relating to his temporary relocation to the vicinity of the Company’s principal offices in Madison Heights, Michigan. Mr. Froisland resigned as Chief Financial Officer effective March 16, 2012.

Agreement with Jon Foster

In connection with his appointment, on March 16, 2012, Mr. Foster entered into an agreement with the Company pursuant to which the Company will pay him $50,000 per month for the next six months, after which time Mr. Foster and the Company have agreed to discuss more permanent compensation arrangements. The Company will also reimburse Mr. Foster for his expenses in performing his services under the agreement, including travel and maintenance of necessary certifications, in accordance with Company policy.

Agreement with Janet Skonieczny

Pursuant to an agreement with Ms. Skonieczny dated November 12, 2007, Ms. Skonieczny is entitled to receive $200,000 per year and customary employee benefits available to all full-time employees of the Company and is eligible to receive a bonus that is subject to annual adjustment. Upon termination of Ms. Skonieczny’s employment other than by the Company without cause, Ms. Skonieczny shall also be subject to certain non-competition, confidentiality and non-disparagement obligations.

Agreement with David M. Haar

None.

Agreement with Thomas F. Creal II

Pursuant to an agreement with Mr. Creal dated June 15, 2010, Mr. Creal is entitled to receive an annual base salary of $250,000 per year, payment of 100% of the premiums for his health benefits and customary employee benefits available to all full-time employees of the Company. Upon termination of Mr. Creal’s employment other than by the Company without cause, Mr. Creal shall also be subject to certain non-competition, confidentiality and non-disparagement obligations.

Agreement with Dilip Singh

Pursuant to an Employment Agreement between the Company and Mr. Singh dated April 24, 2012, Mr. Singh will serve as Interim President and Chief Executive Officer of the Company for an initial term (the “Initial Term”) of six months. The Company and Mr. Singh may renew the agreement for additional six month terms following the Initial Term. Mr. Singh will receive a salary of $150,000 for the Initial Term. He is eligible for a performance bonus, up to a maximum of $500,000, based upon satisfaction of performance objectives to be developed by the Compensation Committee, including stock price performance. In the event that the Compensation Committee, in its sole discretion, determines that the performance bonus criteria have not been satisfied in full for the Initial Term or for any subsequent term of the agreement, the performance bonus can be earned on a partial basis, as determined by the Compensation Committee. In the event of a “change in control,” as defined in the agreement, the performance bonus for the term in which such change of control occurs will be paid on the date of the closing of the transaction that gives rise to the change of control. In addition, Mr. Singh received an option grant to purchase 500,000 shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant (i.e. $2.25 per stock option). The options will vest ratably over the Initial Term, with one-sixth (1/6) of the options vesting on the 24th day of each month. In the event of a “change of control” or upon any termination of Mr. Singh’s employment other than for “cause” (as such terms are defined in the agreement), or otherwise at the direction of the Compensation Committee, all options shall vest and become immediately exercisable. Mr. Singh will also be entitled to reimbursement from the Company for all reasonable temporary living expenses associated with his residence in or around Madison Heights, Michigan, and regular travel between Madison Heights and Mr. Singh’s place of residence in the U.S.

Directors’ Compensation

The following table sets forth the compensation for the Company’s non-employee directors who served for the fiscal year ended December 31, 2011. See “Executive Compensation” for a description of former director Mr. McDevitt’s compensation.

Name	Fees Earned or Paid in Cash (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Dreyer	94,000.00	—	—	—	—	—	$94,000.00
Timothy Kopra	54,000.00	—	—	—	—	37,998.62	$91,998.62
Pat LaVecchia	256,500.00	—	—	—	—	—	$256,500.00
Jean-Pierre Millon	86,000.00	—	—	—	—	—	$86,000.00

John Voris	110,000.00	—	—	—	—	—	$110,000.00
Wayne Yetter	114,000.00	—	—	—	—	—	$114,000.00
James Freddo (2)	—	—	—	—	—	—	$—

Total	$714,500.00	$—	$—	$—	$—	$37,998.62	$752,498.62

(1)	Directors receive an annual retainer of $50,000. In addition, cash retainers (“Retainers”) for the non-employee members of the Board of Directors for 2011 services were as follows:

Board Members	Annual Retainer	Audit Committee	Nominating & Governance Committee	Compensation Committee	Monthly Retainer		Total Fees Earned or Paid
David Dreyer	$50,000.00	$8,000.00	$—	$—	$36,000.00	*	$94,000.00
Timothy Kopra	$50,000.00	$4,000.00	$—	$—	$—		$54,000.00
Pat LaVecchia	$50,000.00	$—	$—	$—	$206,500.00	**	$256,500.00
Jean-Pierre Millon	$50,000.00	$—	$—	$—	$36,000.00	*	$86,000.00
John Voris	$50,000.00	$—	$—	$—	$60,000.00	***	$110,000.00
Wayne Yetter	$50,000.00	$4,000.00	$—	$—	$60,000.00	***	$114,000.00
James Freddo	$—	$—	$—	$—	$—		$—

	$300,000.00	$16,000.00	$120,000.00	$—	$72,000.00		$714,500.00

*	Includes amounts paid to Mr. Dreyer and Mr. Millon for coordinating strategic mergers and acquisitions integration efforts.

**	Includes amounts paid to Mr. LaVecchia as Vice Chairman of the Board for coordinating investor relations.

***	Includes amounts paid to Mr. Voris and Mr. Yetter for coordinating strategic organizational sales and marketing efforts.

(2)	Mr. Freddo served as a director until May 27, 2011.

Current Independent Director Compensation

The following is a description of the compensation for the Company’s Independent Directors as of April 24, 2012 (see “Executive Compensation” for a discussion of Mr. Singh’s compensation). Each of the Independent Directors may elect one of the following annual compensation arrangements: (i) options to purchase 100,000 shares of the Company’s Common Stock or (ii) $30,000 payable in quarterly installments plus options to purchase 50,000 shares of Common Stock. The options have an exercise price equal to the closing price of the Common Stock on the date of grant, expire on the second anniversary of grant, and vest monthly over a 12-month term or immediately upon a change in control.

On April 24, 2012, at the time of the change in the Board of Directors in connection with the Settlement Agreement, Messrs. Climaco, Dreyer, Gillman, and Whitters chose to receive compensation solely in the form of stock options, and Mr. Yetter chose a mix of cash and stock options. The exercise price for each of these stock options is $2.25. No fees will be paid for attendance at individual Board or Committee meetings or for service as chairman of the Audit, Compensation or Nominating Committee.

The Board has named Ryan Morris as Executive Chairman of the Board. Pursuant to an Employment Agreement between the Company and Mr. Morris dated as of April 24, 2012, Mr. Morris agreed to spend a minimum of 1/3 of his professional time at the Company. In lieu of other director compensation, he received an option grant to purchase 250,000 shares of Common Stock, at an exercise price of $2.25, which was equal to the closing price of the Common Stock on the date of grant. The options will vest monthly over a 12-month term on the 24th day of the month. In the event of a change of control of the Company (as defined in the agreement), or otherwise at the direction of the Compensation Committee, all options shall vest and become immediately exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding the Company’s Equity Compensation Plans appears in Part II, Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 27, 2012, in each case including shares of Common Stock which may be acquired by such persons within 60 days of April 27, by:

•

each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
David P. Cohen (1)	1,868,962	9%
Global Undervalued Securities Master Fund, L.P. (2)	1,861,480	9%
Global Undervalued Securities Fund, L.P. (2)	1,861,480	9%
Global Undervalued Securities Fund (QP), L.P. (2)	1,861,480	9%
Global Undervalued Securities Fund, Ltd. (2)	1,861,480	9%
Kleinheinz Capital Partners, Inc. (2)	1,861,480	9%

Kleinheinz Capital Partners LDC (2)	1,861,480	9%
John Kleinheinz (2)	1,861,480	9%
Sean McDevitt (3)	1,726,544	8%
Steve Tannenbaum (4)	1,444,277	8%
Greenwood Investments, Inc. (4)	1,444,277	7%
Minerva GP, Inc. (1)	1,136,762	7%
Minerva GP, LP (1)	1,136,762	5%
Minerva Group LP (1)	1,136.762	5%
Greenwood Investors Limited Partnership (4)	734,220	3%
Minerva Advisors LLC (1)	732,200	3%
Greenwood Capital Limited Partnership (4)	709,947	3%
Ryan Morris (5)	521,543	2%
Dilip Singh (6)	166,667	*
John Climaco (7)	16,667	*
Thomas F. Creal II (8)	100	*
David C. Dreyer (9)	131,667	*
Jonathan P. Foster (10)	0	*
Charles Gillman (11)	98,994	*
David M. Haar (12)	45,116	*
Janet Skonieczny (13)	98,475	*
Joseph Whitters (14)	16,667	*
Wayne Yetter (15)	388,305	2%
All directors and officers as a group (11 individuals)	1,484,201	7%

*	Less than 1%
**	Based on 21,330,235 shares of Common Stock outstanding as of April 27, 2012. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 27, 2012, as well as shares of restricted stock which vest within 60 days of April 27, 2012 are deemed outstanding in addition to the 21,330,235 shares of Common Stock outstanding as of April 27, 2012 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(1)	Derived from Schedule 13G filed on February 15, 2012, by Minerva Advisors LLC (“Minerva Advisors”), Minerva Group, LP (“Minerva”), Minerva GP, LP (“Minerva GP”), Minerva GP, Inc. (“Minerva Inc.”) and David P. Cohen. Minerva Advisors holds shared voting control and investment control with respect to 732,200 shares of Common Stock. Minerva Advisors, Minerva, Minerva GP, Minerva Inc. and David P. Cohen hold sole voting control and investment control with respect to 1,136,762 shares of Common Stock. David P. Cohen beneficially owns 1,868,962 shares of Common Stock which includes shares held by Minerva Advisors and Minerva. The business address of Minerva Advisors, Minerva and David P. Cohen is 50 Monument Road, Suite 201, Bala Cynwyd, PA 19004.

(2)	Derived from Amendment 5 to Schedule 13D filed on April 27, 2012 by Kleinheinz Capital Partners, Inc. (“Kleinheinz”), Kleinheinz Capital Partners LDC (“Kleinheinz LDC”), Global Undervalued Securities Master Fund, L.P. (“Master Fund”), Global Undervalued Securities Fund, L.P. (“Fund”), Global Undervalued Securities Fund (QP), L.P. (“QP Fund”), Global Undervalued Securities Fund, Ltd. (“Fund Ltd.”), John Kleinheinz, Boston Avenue Capital LLC (“Boston Avenue”), Charles M. Gillman (“Gillman”), Stephen J. Heyman (“Heyman”), James F. Adelson (“Adelson”), Meson Capital Partners LP (“Meson LP”), Meson Capital Partners LLC (“Meson LLC”) and Ryan J. Morris (“Morris”). Kleinheinz, Master Fund, Fund, QP Fund, Fund Ltd., Kleinheinz LDC and John Kleinheinz (collectively, the “Kleinheinz Parties”) may be deemed beneficial owners of 1,861,480 shares of Common Stock owned by Master Fund. Fund, QP Fund and Fund Ltd. are the general partners of Master Fund. Kleinheinz is the investment manager of Master Fund, Fund, QP Fund and Fund Ltd. Kleinheinz LDC is the general partner of Fund and QP Fund. Kleinheinz, Master Fund, Fund, QP Fund, Fund Ltd., Kleinheinz, Kleinheinz LDC and John Kleinheinz, as the principal of Kleinheinz and Kleinheinz LDC, exercise voting and investment control over the 1,861,480 shares of Common Stock. Such Amendment 5 to Schedule 13D indicates that Boston Avenue, Gillman, Heyman, Adelson, Meson LP, Meson LLC and Morris (collectively, the “Non-Kleinheinz Parties”) are included in such filing because they may be deemed to be part of a group with the Kleinheinz Parties. According to such filing, the Non-Kleinheinz Parties beneficially own less than 5% of the shares of Common Stock outstanding, and the Non-Kleinheinz Parties and Kleinheinz Parties disclaim beneficial ownership of the shares of the Kleinheinz Parties and Non-Kleinheinz Parties, respectively. The business address of Kleinheinz and John Kleinheinz is 301 Commerce Street, Suite 1900, Fort Worth, Texas 76102. The business address of Kleinheinz LDC is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman, KYI-9001 Cayman Islands. The business address of Master Fund, Fund, QP Fund and Fund Ltd. is c/o BNY Mellon Alternative Investment Services Ltd., 48 Par-La-Ville Road, Suite 464, Hamilton HM 11, Bermuda.

(3)	Mr. McDevitt exercises shared voting and investment control with respect to 1,234,044 shares of Common Stock held in the name of Tripletail, LLC, a limited liability company of which he is the sole member. The business address of Mr. McDevitt is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(4)	Derived from Amendment No. 3 to Schedule 13G filed on February 10, 2012 by Steve Tannenbaum, Greenwood Capital Limited Partnership (“Greenwood Capital”), Greenwood Investments, Inc., (“Greenwood Investments”), and Greenwood Investors Limited Partnership (“Greenwood Investors”). Greenwood Investors and Greenwood Capital may be deemed to beneficially own 734,330 and 709,947 shares of Common Stock, respectively. Greenwood Investments, as the general partner of both Greenwood Capital and Greenwood Investors, and Mr. Tannenbaum, as the president of Greenwood Investments, may be deemed to beneficially own 1,444,227 shares of Common Stock. Mr. Tannenbaum, by virtue of his position as president of Greenwood Investments, has sole investment and voting control over such 1,444,277 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital and Greenwood Investors is 222 Berkeley Street, 17th Floor, Boston, Massachusetts 02116.

(5)

Executive Chairman of the Board. Meson LP, Meson LLC and Mr. Morris may be deemed the beneficial owners of 446,450 shares of common stock owned by Meson LP, and over which Meson LP has voting and dispositive power, as Meson LLC is the general partner of Meson LP and Mr. Morris is the managing member of Meson LP. Further, Mr. Morris owns and has voting and dispositive power over an additional 33,426 shares of common stock, and Meson LLC may be deemed to beneficially own such shares as Mr. Morris is the managing member of Meson LLC. The business address of Meson is 531 E. State Street, Ithaca, NY 14850. The business address of Mr. Morris is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071. Includes 41,667 options of Mr. Morris to purchase shares of common stock that will vest within 60 days of April 27, 2012.

(6)	Interim Chief Executive Officer and President. The business address of Mr. Singh is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(7)	Director. The business address of Mr. Climaco is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(8)	Executive Officer. The business address of Mr. Creal is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(9)	Director. The business address of Mr. Dreyer is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(10)	Executive Officer. The business address of Mr. Foster is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(11)	Director. Boston Capital has sole direct voting and dispositive power over 82,327 shares of common stock. Messrs. Heyman and Adelson are the joint managers of Boston Capital, and Mr. Gillman is the portfolio manager. Messrs. Heyman, Adelson and Gillman each have voting and dispositive power over the shares of Company common stock owned by Boston Capital and therefore are the indirect beneficial owners of the shares of Company common stock owned by Boston Capital. The business address of Boston and Messrs. Heyman, Adelson and Gillman is 15 East 5th Street, Suite 3200, Tulsa, Oklahoma 74103. The business address of Mr. Gillman is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071. Includes 16,667 options of Mr. Gillman to purchase shares of common stock that will vest within 60 days of April 30, 2012.

(12)	Executive Officer. The business address of Mr. Haar is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(13)	Executive Officer. The business address of Ms. Skonieczny is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(14)	Director. The business address of Mr. Whitters is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

(15)	Director. The business address of Mr. Yetter is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review and Approval of Related Person Transactions

The Company’s Board of Directors and Audit Committee are responsible for reviewing and approving all transactions involving the Company and “related persons.” A related person transaction refers to transactions required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC. The Board of Directors and Audit Committee approve all related person transactions in advance.

The Board of Directors and Audit Committee consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Board of Directors or the Audit Committee will participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Board of Directors and Audit Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as determined in good faith. The Board of Directors and Audit Committee will review all related person transactions annually to determine whether it continues to be in the Company’s best interests.

Related Person Transactions

Transactions with Adepto Medical

During the year ended December 31, 2011, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Creal, Executive Vice-President, First Biomedical. Total purchases during 2011 amounted to approximately $100,000. The Company also provided pumps to Adepto Medical during the year ended December 31, 2011. Total revenue earned from these sales during the year ended December 31, 2011 was approximately $400,000.

Acquisition of First Biomedical

In connection with the Company’s June 2010 acquisition of First Biomedical, the Company entered into a subordinated promissory note (the “Note”) with Mr. Creal, who was the majority shareholder of First Biomedical immediately prior to the acquisition, in the amount of $750,000, plus annual interest of 5%, payable in equal installments over 24 months. As of December 31, 2011, the outstanding principal due on the note was approximately $200,000. Mr. Creal also owns Jan-Mar LLC (“Jan-Mar”) and is the principal owner of the CW Investment Group LLC (“CW”). In connection with the acquisition, the Company entered into operating lease agreements with Jan-Mar and CW, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. Each lease has a term of thirty-six months, which commenced on July 1, 2010. Monthly rent payments to Jan-Mar and CW are $5,312 and $3,033, respectively.

Certain Relationships

Mr. Gillman serves on the board of directors of MRV Communications, Inc., where Mr. Singh was Chief Executive Officer until December 2011.

Director Independence

In accordance with the listing standards of the NYSE Amex, the Board has considered the independence of each director and determined that John Climaco, David Dreyer, Charles Gillman, Joseph Whitters and Wayne Yetter have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and are “independent” within the meaning of NYSE Amex’s director independence standards and Audit Committee independence standards, as currently in effect. In making these determinations, the Board reviewed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and our management. Each of the members of the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee also has been determined by the Board to be independent under applicable NYSE Amex listing standards and, in the case of the Audit Committee, under the independence requirements established by the SEC.

Item 14.	Principal Accounting Fees and Services

The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2011 and December 31, 2010 by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Audit Fees

There were $798,125 and $663,029 in audit fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010, respectively. These fees were for professional services rendered for audits of annual consolidated financial statements and for reviews of the Company’s quarterly reports on Form 10-Q and proxy statement.

Audit Related Fees

There were no audit related fees billed by Deloitte & Touche LLP for the fiscal year ended December 31, 2011 and 2010.

Tax Fees

There were no tax fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

There were $0 and $382,453 in fees related to due diligence services billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010, respectively. There were no other fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedure for pre-approving all audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The policy requires pre-approval of all services rendered by the Company’s independent registered public accounting firm either as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case by case basis. All of the audit and non-audit services described herein were pre-approved by the Audit Committee.

The services provided for 2011 and 2010 were for audit services and due diligence services, as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: April 30, 2012	/s/ Dilip Singh
Dilip Singh
Interim Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2012	/s/ Jonathan Foster
Jonathan Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.