Form 10-Q
period 2012-03-31
InfuSystem Holdings, Inc
filed 2012-05-21
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-35020

INFUSYSTEM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

21,132,545 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding as of May 14, 2012.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$799
Accounts receivable, less allowance for doubtful accounts of $2,021 and $1,773 at March 31, 2012 and December 31, 2011, respectively	8,320	7,350
Accounts receivable - related party	3	98
Inventory	3,918	3,217
Prepaid expenses and other current assets	874	934
Deferred income taxes	681	682

Total Current Assets	13,796	13,080
Property & equipment, net	14,864	15,764
Deferred debt issuance costs, net	367	421
Intangible assets, net	27,597	28,221
Deferred income taxes	18,497	18,187
Other assets	509	590

Total Assets	$75,630	$76,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,180	$4,004
Accounts payable - related party	—	59
Other current liabilities	2,376	2,235
Derivative liabilities	256	258
Current portion of long-term debt	6,303	6,576

Total Current Liabilities	12,115	13,132
Revolving credit facility	2,500	—
Long-term debt, net of current portion	21,008	22,551
Other liabilities	470	415

Total Liabilities	$36,093	$36,098

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,330,235 and 21,330,235, respectively; outstanding 21,132,545 and 21,132,545, respectively	2	2
Additional paid-in capital	87,827	87,541
Accumulated other comprehensive loss	(135)	(136)
Accumulated deficit	(48,157)	(47,242)

Total Stockholders’ Equity	39,537	40,165

Total Liabilities and Stockholders’ Equity	$75,630	$76,263

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands, except share data)	2012	2011
Net revenues:
Rentals	$12,905	$11,589
Product Sales	1,443	1,368

Net revenues	14,348	12,957
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,235	2,143
Cost of revenues — Pump depreciation, sales and disposals	1,677	1,761

Gross profit	10,436	9,053

Selling, general and administrative expenses:
Provision for doubtful accounts	1,247	1,222
Amortization of intangibles	684	645
Selling and marketing	2,745	2,442
General and administrative	6,273	4,517

Total sales, general and administrative:	10,949	8,826

Operating (loss) income	(513)	227
Other income (expense):
Interest expense	(601)	(541)
Other income (expense)	2	(3)

Total other loss	(599)	(544)

Loss before income taxes	(1,112)	(317)
Income tax benefit	197	146

Net loss	$(915)	$(171)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	21,132,545	21,102,312
Comprehensive Loss
Net loss	$(915)	$(171)
Unrealized gain on interest rate swap, net of taxes	1	47

Comprehensive Loss	$(914)	$(124)

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net loss	$(915)	$(171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,247	1,222
Depreciation	1,445	1,558
Loss on disposal of pumps	151	271
Amortization of intangible assets	684	645
Amortization of deferred debt issuance costs	54	62
Stock-based compensation	341	248
Deferred income taxes	(310)	(146)
Changes in assets - (Increase)/Decrease:
Accounts receivable, net of provision	(2,122)	(1,599)
Other current assets	(641)	195
Other assets	302	(11)
Changes in liabilities - Increase/(Decrease):
Accounts payable and other liabilities	(149)	(152)

NET CASH PROVIDED BY OPERATING ACTIVITIES	87	2,122

INVESTING ACTIVITIES
Capital expenditures	(1,207)	(2,438)
Other asset acquisitions	(66)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,273)	(2,438)

FINANCING ACTIVITIES
Principal payments on term loan and seller’s note	(1,217)	(1,030)
Proceeds from draw on revolving credit facility	2,500	—
Treasury shares repurchased	—	(229)
Principal payments on capital lease obligations	(896)	(263)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	387	(1,522)

Net change in cash and cash equivalents	(799)	(1,838)
Cash and cash equivalents, beginning of period	799	5,014

Cash and cash equivalents, end of period	$—	$3,176

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$464	$479
Cash paid for income taxes	$14	$31
NON-CASH TRANSACTIONS
Additions to property (a)	$—	$350
Property acquired pursuant to a capital lease	$304	$624
Gross issuance of vested restricted shares (number of shares)	—	25

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of March 31, but will be included as a cash outflow from investing activities for capital expenditures when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

The information in this Quarterly Report on Form 10-Q includes the financial position of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) as of March 31, 2012 and December 31, 2011, the results of operations and comprehensive loss for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. In the opinion of the Company, the consolidated statements for the all periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such periods. The accompanying unaudited financial statements should be read in conjunction with the December 31, 2011 annual report 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for an entire year.

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

In addition, the Company sells, rents or leases new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The Company also provides these products and services to customers in the small-hospital market. The Company sells, rents, services and repairs new and pre-owned infusion pumps and other medical equipment and sells a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps.

The Company purchases new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements for the three-month period ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) for reasons described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

If the Special Meeting were to result in a change in the majority of the Company’s Board under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”) (see Note 7), a change in the majority of the Board would constitute a change in control and an event of default, which would allow the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would allow the Lenders to cause the debt of $25.4 million as of March 31, 2012 and the $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements did not include any adjustments, if any, that might result from the outcome of this uncertainty. See Note 3 for further information concerning a change in the board composition and the canceling of the Special Meeting subsequent to March 31, 2012.

Management has prepared projections for the twelve months ending March 31, 2013 that anticipate no cash flow or liquidity concerns.

3.	Subsequent Events

On April 24, 2012 the Company reached an agreement (the “Settlement Agreement”) with the Concerned Stockholder Group, resulting in a series of changes to InfuSystem’s Board of Directors (the “Board”) and senior leadership. In accordance with Section 141(b) of the Delaware General Corporation Law (“DGCL”) and Section 2.2 of the Company’s amended and restated bylaws, the total number of authorized directors on the Board was increased from seven (7) to twelve (12). These newly created vacancies were filled by Mr. John Climaco, Mr. Charles Gillman, Mr. Ryan Morris, Mr. Dilip Singh and Mr. Joseph Whitters. Mr. Timothy Kopra, Mr. Pat LaVecchia, Mr. Sean McDevitt, Mr. Jean-Pierre Million and Mr. John Voris (“Old Board Members”) resigned as directors of the Company. As a result of the above, in accordance with Section 141(b) of the DGCL and Section 2.2 of the Bylaws, the total number of authorized directors on the Board was decreased from twelve (12) to seven (7) to be effective following the resignations of the Old Board Members. In addition, Mr. McDevitt, the Company’s then CEO (the “former CEO”) resigned to pursue other interests and was replaced with Mr. Singh on an interim basis.

The Special Meeting scheduled for May 11, 2012 was canceled and all seven current Board members will stand for election at InfuSystem’s 2012 Annual Meeting of Stockholders, which has been scheduled for May 25, 2012.

On April 24, 2012, the Company entered into the Fifth Amendment to the Credit Agreement with the Lenders (“The Fifth Amendment”). The Fifth Amendment reflects the previous four amendments to the original Credit Facility between the Company and the Lenders and modifies certain of those provisions. The Lenders agreed (i) that the changes in the composition of the Board contemplated by the Settlement Agreement did not constitute a “Change in Control” under the Credit Agreement, (ii) to a change of the maturity date under the Credit Agreement to July 1, 2013, (iii) to permit exclusion of certain expenses relating to the Settlement Agreement and the transactions contemplated thereby from the calculation of certain financial ratios, (iv) to the addition of a covenant requiring minimum liquidity at all times of not less than $1.5 million at the end of each day and not less than $2.0 million as of the end of each fiscal month, (v) that commencing August 1, 2012, the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding thereunder and (vi) an amendment fee equal to 1% of the aggregate amount outstanding thereunder of which 50 % was due and paid on the effective date of the Fifth Amendment, April 25th, 2012. The remainder of the amendment fee is due at the earliest of (i) August 1st, 2012, (ii) the date on which the Credit Facility is refinanced or (iii) the date on which the Company’s entire amount of commitments and loans is purchased by an outside party as defined by the agreement. See Note 7 for additional information pertaining to the Company’s existing Credit Facility.

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Through this period, Mr. McDevitt will receive a consulting fee of $1.0 million, payable in installments on each of April 24, 2012, May 15, 2012 and June 15, 2012 as $0.1 million in shares of the Company’s common stock and in a final installment on July 31, 2012 as $0.8 million in shares of the Company’s common stock, unless the Company has restructured its debt on or before July 31, 2012, in which case the final installment shall be a payment of $0.8 million in cash. Shares issued to Mr. McDevitt shall be issued from the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”), valued at the average closing price of a share on the NYSE Amex on the five trading days preceding the date of such issuance.

Per the terms of the consulting agreement, Mr. McDevitt’s Share Award Agreement entered into on April 6, 2010 with the Company has terminated, including the 2.0 million shares of common stock potentially issuable under such agreement. Such shares will be available for reissuance under the 2007 Plan and the approximately $6.0 million in unrecognized compensation expense associated with such shares will not be recognized by the Company in the future.

4.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	2012	2011
Pump equipment	$31,890	$31,734
Furniture, fixtures, and equipment	2,325	2,226
Accumulated depreciation	(19,351)	(18,196)

Total	$14,864	$15,764

Included in pump equipment above is $6.7 million and $7.4 million, as of March 31, 2012 and December 31, 2011, respectively, of capital lease pump assets. Included in accumulated depreciation above is $2.1 million and $2.2 million, as of March 31, 2012 and December 31, 2011, respectively, associated with the same capital lease pump assets. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1.4 million and $1.6 million, respectively, which was recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

5.	Goodwill and Intangible Assets

The following tables summarize the changes in the carrying amounts of Goodwill (in thousands):

Goodwill
Balance at January 1, 2011	$64,092
Impairment expense	(64,092)

Balance at December 31, 2011 and March 31, 2012	$—

Accumulated impairment charges at December 31, 2011	$(64,092)
Accumulated impairment charges at March 31, 2012	$(64,902)

The carrying amount and accumulated amortization of intangible assets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	Gross Assets	Accumulated Amortization	Net
Trade Names	2,000	—	2,000
Physician and customer relationships	32,865	8,729	24,136
Non-competition agreements	848	304	544
Software	1,664	747	917

Total amortizable intangible assets	$37,377	$9,780	$27,597

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net
Trade Names	2,000	—	2,000
Physician and customer relationships	32,865	8,182	24,683
Non-competition agreements	848	258	590
Software	1,593	645	948

Total amortizable intangible assets	$37,306	$9,085	$28,221

Amortization expense for intangible assets for the three months ended March 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for intangible assets recorded as of March 31, 2012 is as follows (in thousands):

	4/1 - 12/31/12	2013	2014	2015	2016
Amortization expense	$2,038	$2,594	$2,447	$2,261	$2,191

6.	Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk and has designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship is effective, changes in the fair value of the interest rate swap are recorded in the Accumulated Other Comprehensive Loss (“AOCL”). Amounts are reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affects earnings. The Company’s single interest rate swap outstanding as of March 31, 2012 and December 31, 2011 has a notional value of $14.9 million and a maturity date of June 2014.

The following table presents the fair value of the Company’s derivative instruments (in thousands):

Description	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swap	Derivative liabilities	$256	$258

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCL and earnings during the quarter ended March 31, 2012 (in thousands):

Description	Gain Recognized in OCL	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Interest rate swap	$2	Interest expense	$—

Total	$2		$—

The following tables present the methods used to establish fair value measurements for each of the derivatives (in thousands):

	March 31, 2012
	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	—	$256	—

	December 31, 2011
	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	—	$258	—

7.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent (the “Credit Facility”). The facility consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility, both of which mature, pursuant to the Fifth Amendment on July 1, 2013. Interest on the Term Loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of March 31, 2012, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.74%.

As of March 31, 2012 and December 31, 2011, the Company had outstanding draws on the Revolving Credit Facility of $2.5 million and $0.0 million, respectively, and a letter of credit in the amount of less than $0.1 million outstanding as of March 31, 2012 and December 31, 2011, leaving $2.4 million available on the facility.

The Term Loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. The Company obtained a waiver as of December 31, 2011 for the going concern audit opinion as this is also an event of default under the terms of the Credit Facility with the Lenders. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all such covenants.

On April 25, 2012, the Company entered into the Fifth Amendment to the Credit Agreement with the Lenders. See Note 3 for additional information pertaining to the Fifth Amendment.

The Company is required to satisfy certain financial covenants on a quarterly and annual basis comprised of a fixed charge coverage ratio and leverage ratio for the duration of the Credit Facility.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a minimum ratio at March 31, 2012 of 1.25:1. The required ratio for the remainder of the facility duration is 1.25:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a maximum ratio at March 31, 2012 of 2.5:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.5:1 to 1.75:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that was $7.5 million for the year ended December 31, 2011. The limitation varies annually for the remainder of the facility duration from $7.5 million to $8.8 million.

In conjunction with the Credit Facility, the Company incurred deferred debt issuance costs of $0.8 million. These costs are being amortized as interest expense using the effective interest method through the maturity date of June 15, 2014 and totaled for the three months ended March 31, 2012 and 2011 less than $0.1 million, respectively.

In conjunction with an acquisition in 2010, the Company entered into a subordinated promissory note with the former majority shareholder (the “Seller”) in the amount of $0.8 million. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. As of March 31, 2012 and December 31, 2011, the outstanding principal due on the note was less than $0.1 million and $0.2 million, respectively.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

Maturities on the Revolving Credit Facility, Term Loan, Seller Note and Capital Leases are as follows (in thousands):

	4/1/12- 12/31/12	2013	2014	2015	Thereafter	Total
Term Loan	$3,375	$19,500	$—	$—	$—	$22,875
Revolving credit facility	—	2,500	—	—	—	2,500
Seller Note	98	—	—	—	—	98
Capital Lease	1,257	1,723	1,006	338	14	4,338

Total	$4,730	$23,723	$1,006	$338	$14	$29,811

8.	Income Taxes

Provision for income taxes was a benefit of $0.2 million for the three months ended March 31, 2012, compared to a benefit of $0.1 million for the three months ended March 31, 2011. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2012. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the Concerned Stockholder Group, and severance agreements, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

As indicated in Note 2, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments, if any, that might result from the outcome of this uncertainty. The Company has concluded that this doubt does not change the expectation that the deferred tax assets are more likely than not to be realized. In the event of a default on the Company’s debt, it is possible that a series of actions could occur that would result in the recognition of a valuation allowance, resulting in a charge to tax expense. Furthermore, there were no actions resulting in a change of control for income tax purposes under Internal Revenue Code section 382 that could limit the amount of net operating losses and certain other deductions available for use on an annual basis, thus potentially impairing the ability of the Company to realize the deferred tax assets.

9.	Related Party Transactions

The Company recorded $0.2 million in stock based compensation expense for each of the quarters ended March 31, 2012 and March 31, 2011 related to shares granted to the board of directors and officers.

During the three months ended March 31, 2012, the Company provided pumps to Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, an Executive of the Company. Total sales during the three months ended March 31, 2012 totaled less than $0.1 million. Outstanding receivables associated with the revenue were less than $0.1 million as of March 31, 2012 and has been shown separately as Current Assets - Related Parties in the Consolidated Balance Sheets. There were no transactions with Adepto for the three months ended March 31, 2011.

As described in Note 7, the Company entered into a subordinated promissory note related to an acquisition in 2010 with the Seller. The Seller is a current employee of the Company, and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by the Company in Olathe, Kansas. The terms of each lease are thirty six months, which commenced on July 1, 2010. Rent will be paid monthly in the amount of less than $0.1 million to Jan-Mar LLC and less than $0.1 million to the CW Investment Group LLC.

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

As a result of the events related to the Settlement Agreement as described in Note 3 above the Company incurred costs related to legal, accounting and other professional fees. Approximately $1.4 million of costs have been incurred subsequent to March 31, 2012 and will paid December 31, 2012. These costs are inclusive of $0.5 million of professional fees to be reimbursed to the Concerned Shareholder Group as stated in the Settlement Agreement.

11.	Recent Accounting Pronouncements and Developments

On January 1, 2012, we adopted Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12 which deferred the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The Company adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on its results of operations and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this new guidance effective with its first quarter of fiscal year 2012.

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,400 oncology practices in the United States, and retain title to the pumps during this process.

We sell, rent or lease new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

Additionally, we sell, rent, service and repair new and pre-owned infusion pumps and other medical equipment. We also sell a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps.

As described in the Forms 8-K filed on April 26th and March 23rd, we have had a significant change in senior management and our Board of Directors (the “Board”) that resulted in the addition of five new Directors, the resignation of five old Directors, a new Executive Chairman of the Board, a position that is independent from the newly appointed Chief Executive Officer, and a newly appointed Chief Financial Officer.

InfuSystem Holdings, Inc. Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

Our revenue for the quarter ended March 31, 2012 was $14.3 million, an 11% improvement, compared to $13.0 million for the quarter ended March 31, 2011. This was the eighteenth consecutive quarter of year over year revenue growth. The increase in revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts and the resolution of the oncology drug shortage affecting certain products which was having a negative effect on new patient starts on pumps.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $10.4 million, an increase of 15% compared to $9.1 million for the three months ended March 31, 2011. It represented 73% of revenues in the current year compared to 70% in the prior year. The increase, as a percentage of revenues, is primarily related to a higher mix of third party billings as compared to pump sales, rentals and services.

Provision for Doubtful Accounts

Provision for doubtful accounts for each of the three month periods ended March 31, 2012 and 2011 was $1.2 million. The provision for doubtful accounts has remained consistent at 9% of revenues for each three month period. This is the result of the historical collection patterns of our customer base.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2012 was $0.7 million, a 6% increase compared to $0.6 million for the quarter ended March 31, 2011. The increase is primarily related to additional intangible assets associated with new software.

Selling and Marketing Expenses

During the quarter ended March 31, 2012, our selling and marketing expenses were $2.7 million compared to $2.4 million for the quarter ended March 31, 2011. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses. As compared to the same period in the prior year, these expenses remained a consistent 19% of revenues.

General and Administrative Expenses

During the quarter ended March 31, 2012, our general and administrative expenses were $6.3 million compared to $4.5 million for the quarter ended March 31, 2011, an increase of $1.8 million. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, share-based compensation, insurance and other miscellaneous expenses. General and administrative expenses have increased from 35% to 44% of revenues for the quarter ended March 31, 2012, compared to the same period in the prior year. The increase, as a percentage of revenue, is primarily related to an increase in professional service costs related to the Concerned Stockholder Group as described in Note 2 to the Consolidated Financial Statements. Additional legal, accounting and outside service fees of $0.9 million were incurred during the quarter to handle this matter and the Fifth Amendment to the Credit Facility. Also, approximately $0.6 million was recorded during the three months ended March 31, 2012 for retention payments to key employees during this ongoing matter.

Other Income and Expenses

During the quarter ended March 31, 2012, we recorded interest expense of $0.6 million compared to $0.5 million for the quarter ended March 31, 2011. These amounts consist primarily of interest paid on our Credit Facility, Interest Rate Swap, amortization of deferred debt issuance costs and interest expense on capital leases. The increase is primarily related to outstanding draws on the Revolving Credit Facility during the quarter ended March 31, 2012.

During the quarter ended March 31, 2012, we recorded income tax benefit of $0.2 million compared to a benefit of $0.1 million during the quarter ended March 31, 2011. The difference is primarily due to an increase in pretax loss for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. We realized a deferred tax benefit as a result of the reassessment of the net required deferred tax liability. This reassessment was required due to the impairment of certain goodwill and other intangible assets during 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had no cash or cash equivalents on-hand and $2.4 million of availability on the revolving line-of-credit compared to $0.8 million of cash and cash equivalents on-hand and $5.0 million of availability on the revolving line-of-credit facility at December 31, 2011. The decrease in cash was primarily attributed to capital expenditures of $1.2 million, principal payments on our Term Loan of $1.2 million, professional fees of $0.9 million and payments on capital leases of $0.9 million, partially offset by positive cash flow from operating activities.

Cash used in operating activities for the three months ended March 31, 2012 was less than $0.1 million compared to $2.1 million provided by operating activities for the three months ended March 31, 2011. The decrease is attributable to increased general and administrative costs of $1.8 million for the three months ended March 31, 2012. The increase was primarily related to professional fees of $0.9 million related to the special meeting and change in members of the Board of Directors and a retention payment of $0.6 million paid to employees during the major change in senior management.

Cash used in investing activities for the three months ended March 31, 2012 was $1.3 million compared to $2.4 million for the three months ended March 31, 2011. The decrease is related to a decrease in cash paid for capital acquisitions.

Cash obtained in financing activities for the three months ended March 31, 2012 was $0.4 million compared to cash used in financing activities of $1.5 million for the three months ended March 31, 2011. The increase for the quarter ended March 31, 2012 is primarily due to the $2.5 million draw on the revolving credit facility in addition to the $0.5 million in capital leases which were terminated and paid off early during the three months ended March 31, 2012.

The Bank of America Term Loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures. As of March 31, 2012, we believe we were in compliance with all such covenants.

As noted herein, our Credit Facility matures in July 2013 and as a result of the Fifth Amendment (described in Note 3) we are required to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding beginning in August 2012. We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; and the current state of the debt markets, which can be impacted by any range of economic or geopolitical issues impacting the global debt markets.

We cannot assure we will be able to refinance our existing Credit Facility or financing options available to us, if any, will be on acceptable terms. If we are not able to refinance or secure alternative financing and our lenders will not amend the terms of our current debt, we would not be able to satisfy our financial obligations and would have significant financial constraints. This would have a substantial adverse impact on the Company and our ability to continue our operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2011 Form 10-K,

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

InfuSystem Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of March 31, 2012, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

To address this material weakness, our management has reassessed its finance staffing needs and taken steps to assure that adequate staffing and resources are available for the financial reporting process at the corporate office. Additional experienced personnel were hired in the accounting and finance department during 2011 and 2012 at the corporate office. New procedures were implemented and internal controls were documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements.

However, the new procedures and internal controls were not fully implemented as of March 31, 2012 at our Olathe, Kansas office location. Our management continues to review and is in the process of initiating measures to remediate the identified material weakness by implementing the new procedures and internal controls that were implemented at our corporate office at our Olathe, Kansas office. These include, but are not limited to, applying a more rigorous review of the monthly close processes to ensure that the performance of the control is evidenced through appropriate documentation, which is consistently maintained and evaluating necessary changes to the Company’s acquisition process and the establishment of a formalized process to ensure key controls are identified, control design is appropriate, and appropriate evidentiary documentation is maintained throughout the process.

Change in Internal Control

Other than the changes described above, we have made no changes during three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K. Except as noted below, there have been no material changes from the risk factors previously disclosed in our most recent Form 10-K.

RISK FACTORS RELATING TO CERTAIN RECENT EVENTS

We could face adverse consequences as a result of the actions of activist stockholders (“Concerned Stockholder Group”).

A group of concerned stockholders (“Concerned Stockholder Group”) was seeking to gain control of the Board of Directors of the Company. This matter was settled on April 24, 2012 is no longer ongoing. Please see Note 3 to the Consolidated Financial Statements for more information.

We must refinance our existing Credit Facility.

We have a Credit Facility that consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility. As part of our settlement with the Concerned Stockholder Group and Settlement Agreement we entered into we entered into a Fifth Amendment to our Credit Facility, (described in the Note 3 to the Consolidated Financial Statements) which accelerates the date on which our Credit Facility (including both the Term Loan and Revolving Credit Facility) matures to July 2013 and required us to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding beginning in August 2012.

The Credit Facility consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility, both of which, as a result of the Fifth Amendment, mature on July 1, 2013. If we are unable to obtain new financing prior to July 1, 2013, or if we fail to comply with any of the new covenants imposed by the Fifth Amendment, that, which would cause a default under the Credit Facility, our Lenders could require full repayment of the loans under the Credit Facility, which would negatively impact our liquidity and our ability to operate and raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; and the current state of the debt markets, which can be impacted by any range of economic or geopolitical issues impacting the global debt markets.

We cannot ensure that we will be able to refinance our existing Credit Facility or that financing options available to us, if any, will be on acceptable terms. If we are not able to refinance or secure alternative financing or our lenders will not amend the terms of our current debt, we may not be able to satisfy our financial obligations and would have significant financial constraints. This could have a substantial adverse impact on the Company and our ability to continue our operations.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 21, 2012	By:	/s/ JONATHAN P. FOSTER
Jonathan P. Foster Chief Financial Officer (Principal Financial Officer)