Form 10-Q
period 2012-06-30
InfuSystem Holdings, Inc
filed 2012-08-08
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2012, 21,868,210 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$804	$799
Accounts receivable, less allowance for doubtful accounts of $1,867 and $1,773 at June 30, 2012 and December 31, 2011, respectively	7,752	7,350
Accounts receivable - related party	2	98
Inventory	3,885	3,217
Prepaid expenses and other current assets	746	934
Deferred income taxes	646	682

Total Current Assets	13,835	13,080
Property & equipment, net	14,440	15,764
Deferred debt issuance costs, net	194	421
Intangible assets, net	26,924	28,221
Deferred income taxes	18,872	18,187
Other assets	458	590

Total Assets	$74,723	$76,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,778	$4,004
Accounts payable - related party	—	59
Derivative liabilities	236	258
Other current liabilities	2,742	2,235
Current portion of long-term debt	6,256	6,576

Total Current Liabilities	14,012	13,132
Revolving credit facility	1,940	—
Long-term debt, net of current portion	19,570	22,551
Other liabilities	—	415

Total Liabilities	$35,522	$36,098

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,432,161 and 21,330,235, respectively; outstanding 21,234,471, and 21,132,545, respectively	2	2
Additional paid-in capital	88,184	87,541
Accumulated other comprehensive loss	—	(136)
Accumulated deficit	(48,985)	(47,242)

Total Stockholders’ Equity	39,201	40,165

Total Liabilities and Stockholders’ Equity	$74,723	$76,263

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except share data)	2012	2011	2012	2011
Net revenues:
Rentals	$12,973	$11,467	$25,878	$23,019
Product Sales	1,099	1,666	2,542	3,071

Net revenues	14,072	13,133	28,420	26,090

Cost of revenues:
Cost of revenues - Product, service and supply costs	2,148	2,174	4,383	4,316
Cost of revenues - Pump depreciation and disposals	1,650	1,971	3,327	3,732

Gross profit	10,274	8,988	20,710	18,042

Selling, general and administrative expenses:
Provision for doubtful accounts	893	927	2,140	2,149
Amortization of intangibles	674	663	1,358	1,309
Asset impairment charges	—	44,213	—	44,213
Selling and marketing	2,541	2,326	5,286	4,769
General and administrative	6,137	4,251	12,410	8,767

Total sales, general and administrative	10,245	52,380	21,194	61,207

Operating income (loss)	29	(43,392)	(484)	(43,165)

Other income (expense):
Gain on derivatives	—	83	—	83
Interest expense	(663)	(564)	(1,264)	(1,105)

Loss on extinguishment of long term debt	(552)	—	(552)	—
Other income	—	2	2	—

Total other loss	(1,215)	(479)	(1,814)	(1,022)

Loss before income taxes	(1,186)	(43,871)	(2,298)	(44,187)
Income tax benefit	358	15,985	555	16,131

Net loss	$(828)	$(27,886)	$(1,743)	$(28,056)

Net loss per share:
Basic	(0.04)	(1.32)	(0.08)	(1.33)
Diluted	(0.04)	(1.32)	(0.08)	(1.33)
Weighted average shares outstanding:
Basic	21,196,085	21,059,292	21,164,315	21,080,683
Diluted	21,196,085	21,059,292	21,164,315	21,080,683

Comprehensive Loss
Net loss	$(828)	$(27,886)	$(1,743)	$(28,056)
Unrealized (loss) gain on interest rate swap, net of taxes	—	(81)	1	(34)
Reclassification of hedging losses, net of taxes	(111)	—	(111)	—

Comprehensive Loss	$(939)	$(27,967)	$(1,853)	$(28,090)

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net loss	$(1,743)	$(28,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on cash flow hedge	111	—
Gain on derivative liabilities	—	(83)
Loss on extinguishment of long-term debt	552	—
Provision for doubtful accounts	2,140	2,149
Depreciation	2,903	3,167
Amortization of intangible assets	1,358	1,309
Asset impairment charges	—	44,213
Amortization of deferred debt issuance costs	137	122
Stock-based compensation	310	502
Deferred income taxes	(646)	(16,242)
Changes in assets - (Increase)/Decrease:
Accounts receivable, net of provision	(2,446)	(2,197)
Inventory	699	794
Other current assets	(480)	67
Other assets	(315)	(166)
Changes in liabilities - Increase/(Decrease):
Accounts payable and other liabilities	1,084	(2,651)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,664	2,928

INVESTING ACTIVITIES
Capital expenditures	(1,733)	(2,383)
Other asset acquisitions	(76)	(942)

NET CASH USED IN INVESTING ACTIVITIES	(1,809)	(3,325)

FINANCING ACTIVITIES
Principal payments on debt	(3,006)	(2,061)
Proceeds from draw on revolving credit facility	2,500	—
Common stock repurchased to satisfy statutory witholding on stock based compensation	(32)	—

Treasury shares repurchased	—	(248)

Principal payments on capital lease obligations	(1,312)	(585)

NET CASH USED IN FINANCING ACTIVITIES	(1,850)	(2,894)

Net change in cash and cash equivalents	5	(3,291)
Cash and cash equivalents, beginning of period	799	5,014

Cash and cash equivalents, end of period	$804	$1,723

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$926	$983
Cash paid for income taxes	$57	$75
NON-CASH TRANSACTIONS

Additions to property (a)	$229	$4

Property acquired pursuant to a capital lease	$457	$1,967

Gross issuance of vested restricted shares (number of shares)	174	72

See accompanying notes to consolidated financial statements.

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of June 30, but will be included as a cash outflow from investing activities for capital expenditures when paid. See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. (the “Company”) is the leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) as filed with the SEC.

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements for the three-month and six month periods ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) as described in the 2011 Form 10-K.

If the Special Meeting had resulted in a change in the majority of InfuSystem’s Board of Directors (the “Board”) under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”) (see Note 6), a change in the majority of the Board would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would have allowed the Lenders to cause the debt of $25.4 million as of March 31, 2012 and the $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. See below for further information concerning a change in the board composition and the cancellation of the Special Meeting made during the second quarter of 2012. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company obtained a waiver from the Lenders regarding this event of default and the Special Meeting was cancelled.

On April 24, 2012 the Company reached an agreement (the “Settlement Agreement”) with the Concerned Stockholder Group, resulting in a series of changes to the Board and senior leadership. In accordance with Section 141(b) of the Delaware General Corporation Law (“DGCL”) and Section 2.2 of the Company’s amended and restated bylaws, the total number of authorized directors on the Board was increased from seven (7) to twelve (12). These newly created vacancies were filled by Mr. John Climaco, Mr. Charles Gillman, Mr. Ryan Morris, Mr. Dilip Singh and Mr. Joseph Whitters. Mr. Timothy Kopra, Mr. Pat LaVecchia, Mr. Sean McDevitt, Mr. Jean-Pierre Million and Mr. John Voris (“Old Board Members”) resigned as directors of the Company. As a result of the above, in accordance with Section 141(b) of the DGCL and Section 2.2 of the Bylaws, the total number of authorized directors on the Board was decreased from twelve (12) to seven (7) to be effective following the resignations of the Old Board Members. In addition, Mr. McDevitt, the Company’s then CEO (the “former CEO”) resigned to pursue other interests and was replaced with Mr. Singh on an interim basis.

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in installments on each of April 24, 2012, May 15, 2012 and June 15, 2012 as $0.1 million in shares of the Company’s common stock for each installment and a final installment in August 2012 as $0.8 million in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”), valued at the average closing price of a share on the NYSE Amex on the five trading days preceding the date of such issuance.

Per the terms of the consulting agreement, Mr. McDevitt’s Share Award Agreement entered into on April 6, 2010 with the Company has terminated, including the 2.0 million shares of common stock potentially issuable under such agreement. Approximately $6.0 million in unrecognized compensation expense associated with such shares will not be recognized by the Company in the future. As these shares were forfeited before the requisite service period for this award was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

3.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011

Pump equipment	$32,457	$31,734
Furniture, fixtures, and equipment	2,392	2,226
Accumulated depreciation	(20,409)	(18,196)

Total	$14,440	$15,764

Included in pump equipment above is $6.8 million and $7.4 million, as of June 30, 2012 and December 31, 2011, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.5 million and $2.2 million, as of June 30, 2012 and December 31, 2011, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and six months ended June 30, 2012 was $1.5 million and $2.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2011 was $1.6 million and $3.2 million, respectively. For all periods these expenses were recorded in cost of revenues and general and administrative expenses, for pump equipment and other fixed assets, respectively.

4.	Goodwill and Intangible Assets

As of June 31, 2012 and December 31, 2011 the goodwill balance was fully impaired with accumulated impairment charges of $64.1 million.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, management concluded that there were sufficient indicators to require an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of this analysis, management’s estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. As a result of this analysis, a $44.2 million non-cash asset impairment charge was recorded, representing management’s best estimate of the impairment loss for the quarter ended June 30, 2011. Subsequently, an additional $23.4 million impairment was loss was recorded for the quarter ended September 30, 2011.

The carrying amount and accumulated amortization of intangible assets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012
	Gross Assets	Accumulated Amortization	Net

Physician and customer relationships	$32,865	$9,278	$23,587
Non-competition agreements	848	349	499
Software	1,677	839	838

Total amortizable intangible assets	35,390	10,466	24,924

Non amortizing Trade Names	2,000	—	2,000

Total intangible assets	$37,390	$10,466	$26,924

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net

Physician and customer relationships	$32,865	$8,182	$24,683
Non-competition agreements	848	258	590
Software	1,593	645	948

Total amortizable intangible assets	35,306	9,085	26,221

Non amortizing Trade Names	2,000	—	2,000

Total intangible assets	$37,306	$9,085	$28,221

Expected annual amortization expense for intangible assets recorded as of June 30, 2012 is as follows (in thousands):

	2012	2013	2014	2015	2016

Amortization expense	$1,353	$2,594	$2,447	$2,261	$2,191

5.	Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affects earnings. As a result of the extinguishment of debt during the three months ended June 30, 2012, forecasted cash flows associated with the hedged variable-rate debt interest payments were concluded to no longer be probable. Consequently, $0.1 million recorded in AOCL relating to the hedging relationship, was reclassified to interest expense. The outstanding interest rate swap has not been designated in a new hedge accounting relationship and changes in fair value subsequent to the termination of the cash flow hedge will be reported in interest expense.

As of June 30, 2012 and December 31, 2011, the Company had a single interest rate swap liability outstanding with a fair market value of $0.2 million and $0.3 million, respectively, classified in Derivative Liabilities. This swap had a notional value of $14.l million and $15.6 million, as of June 30, 2012 and December 31, 2011, respectively, and the swap matures in June 2014. The company measures the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications between fair value measurement levels during the three or six month periods ended June 30, 2012 or 2011.

The following table presents the changes in the fair values of derivatives designated as hedging instruments had on AOCL and earnings during the six months ended June 30, 2012 (in thousands):

Description	Gain Recognized in OCL	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)

Interest rate swap	$1	Interest expense	$(111)

Total	$1		$(111)

6.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility, both of which mature, pursuant to the April 25, 2012 Fifth Amendment to the Credit Agreement with the Lenders (“The Fifth Amendment”) on July 1, 2013. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.5%, or the Bank of America prime rate plus 3.5%. As of June 30, 2012, interest was payable at LIBOR plus 4.5%, which equaled approximately 4.74%.

On April 25, 2012, the Company entered into the Fifth Amendment. The Fifth Amendment reflects the previous four amendments to the original Credit Facility between the Company and the Lenders and modifies certain of those provisions. The Lenders agreed (i) that the changes in the composition of the Board contemplated by the Settlement Agreement did not constitute a “Change in Control” under the Credit Agreement, (ii) to a change of the maturity date under the Credit Agreement to July 1, 2013, (iii) to permit exclusion of certain expenses relating to the Settlement Agreement and the transactions contemplated thereby from the calculation of certain financial ratios, (iv) to the addition of a covenant requiring minimum liquidity at all times of not less than $1.5 million at the end of each day and not less than $2.0 million as of the end of each fiscal month, (v) that commencing August 1, 2012, the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding thereunder, which will have significant impact on the Company’s monthly cash flow and (vi) an amendment fee equal to 1% of the aggregate amount outstanding thereunder of which 50 % was due and paid on the effective date of the Fifth Amendment, April 25, 2012. The remainder of the amendment fee will be paid in August 2012.

Because the modifications to the debt facility resulting from the Fifth Amendment resulted in an extinguishment of debt, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized in the loss on extinguishment of debt. Debt issuance costs of $0.2 million incurred in conjunction with the Fifth Amendment were capitalized and will be amortized using the effective interest method.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. The Company obtained a waiver as of December 31, 2011 for the going concern audit opinion as this is also an event of default under the terms of the Credit Facility with the Lenders. As of June 30, 2012 and December 31, 2011, the Company was in compliance with all such covenants.

As of June 30, 2012 and December 31, 2011, the Company had outstanding draws on the Revolving Credit Facility of $1.9 million and $0.0 million, respectively, and a letter of credit in the amount of less than $0.1 million outstanding as of June 30, 2012 and December 31, 2011, leaving $3.0 million and $4.9 million available on the facility, respectively.

The Company is required to satisfy certain financial covenants on a quarterly and annual basis comprised of a fixed charge coverage ratio and leverage ratio for the duration of the Credit Facility.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a minimum ratio at June 30, 2012 of 1.25:1. The required ratio for the remainder of the facility duration is 1.25:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a maximum ratio at June 30, 2012 of 2.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.25:1 to 1.75:1.

c)	A minimum liquidity at all times of not less than $1.5 million at the end of each day and not less than $2.0 million as of the end of each fiscal month.

d)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that was $7.5 million for the year ended December 31, 2011. The limitation varies annually for the remainder of the facility duration from $7.5 million to $8.8 million.

In conjunction with an acquisition in 2010, the Company entered into a subordinated promissory note with the former majority shareholder (the “Seller”) in the amount of $0.8 million. In accordance with the note, the Company will pay the Seller in equal installments over 24 months, which includes annual interest of 5%. The note was fully paid during June 2012. As of December 31, 2011, the outstanding principal due on the note was $0.2 million.

7.	Income Taxes

Provision for income taxes was a benefit of $0.4 million and $0.6 million for the three and six months ended June 30, 2012, respectively, compared to a benefit of $16.0 million and $16.1 million for the three and six months ended June 30, 2011, respectively. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2012. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the Concerned Stockholder Group, and severance agreements, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

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

8.	Related Party Transactions

During the three and six months ended June 30, 2012, the Company sold pumps to Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, an Executive Vice-President of the Company. Total sales during the three and six months ended June 30, 2012 totaled less than $0.1 million. Outstanding receivables associated with the revenue were less than $0.1 million as of June 30, 2012 and has been shown separately as Current Assets - Related Parties in the Consolidated Balance Sheets.

As described in Note 6 the Company entered into a subordinated promissory note related to an acquisition in 2010 with the Seller that was fully paid in June 2012. The Seller is a current employee of the Company and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by the Company in Olathe, Kansas. The terms of each lease are thirty six months, which commenced on July 1, 2010. Rent will be paid monthly in the amount of less than $0.1 million to Jan-Mar LLC and less than $0.1 million to the CW Investment Group LLC.

9.	Commitments and Contingencies

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

As a result of the events related to the Settlement Agreement as described in Note 2 above, the Company incurred costs related to legal, accounting and other professional fees. For the three and six months ended June 30, 2012, the Company incurred costs of approximately $2.5 million and $3.9 million, respectively, of Settlement Agreement related costs that will paid by December 31, 2012. These costs are inclusive of $0.5 million of professional fees to be reimbursed to the Concerned Shareholder Group as stated in the Settlement Agreement.

10.	Recent Accounting Pronouncements and Developments

On January 1, 2012, we adopted Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12 which deferred the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The Company adopted this guidance in the first quarter of 2012, and the implementation did not have a material impact on its results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this new guidance effective with its first quarter of fiscal year 2012 ..

11.	Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net loss (in thousands)	$(828)	$(27,886)	$(1,743)	$(28,056)
Denominator:
Weighted average common shares outstanding:
Basic	21,196,085	21,059,292	21,164,315	21,080,683
Dilutive effect of non-vested awards	—	—	—	—

Diluted	21,196,085	21,059,292	21,164,315	21,080,683
Net loss per share:
Basic	$(0.04)	$(1.32)	$(0.08)	$(1.33)
Diluted	$(0.04)	$(1.32)	$(0.08)	$(1.33)

For the three and six months ended June 30, 2012, the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 1,385,000 in stock options and 731,416 in unvested restricted shares. For the three and six months ended June 30, 2011, the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 130,479 in stock options and 2,138,750 in unvested restricted shares.

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

Additionally we sell, rent, service and repair new and pre-owned infusion pumps and other medical equipment. We also sell a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps.

As described in the Forms 8-K filed on April 26th and March 23rd, we have had a significant change in senior management and our Board of Directors (the “Board”) that resulted in the addition of five new Directors, the resignation of five old Directors, the selection of a new Executive Chairman of the Board, a position that is independent from the newly appointed Chief Executive Officer, and the appointment of a new Chief Financial Officer. As described in the Form 8-K on May 31, 2012, the five new Directors and two continuing Directors were reelected to the Board at our 2012 Annual Meeting of Stockholders.

InfuSystem Holdings, Inc. Results of Operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

Revenues

Our revenue for the quarter ended June 30, 2012 was $14.1 million, a 7% improvement compared to $13.1 million for the quarter ended June 30, 2011. Our revenue for the six months ended June 30, 2012 was $28.4 million, a 9% improvement compared to $26.1 million for the six months ended June 30, 2011. The increase in revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts and the resolution of the oncology drug shortage affecting certain products which was having a negative effect on new patient starts on pumps.

Gross Profit

Gross profit for the quarter ended June 30, 2012 was $10.3 million, an increase of 14% compared to $9.0 million for the quarter ended June 30, 2011. Gross profit for the six months ended June 30, 2012 was $20.7 million, an increase of 15% compared to $18.0 million for the six months ended June 30, 2011. It represented 73% of revenues for the three and six months ended June 30, 2012, respectively, compared to 68% and 69% for the three and six months ended June 30, 2011, respectively. The increase, as a percentage of revenues, is primarily related to a higher mix of rentals compared to pump sales and services.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2012 was $0.9 million, which was consistent to $0.9 million for the quarter ended June 30, 2011. Provision for doubtful accounts for the six months ended June 30, 2012 was $2.1 million, which was consistent to $2.2 million for the six months ended June 30, 2011.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2012 was $0.7 million, which was consistent with the same period in the prior year. Amortization of intangible assets for the six months ended June 30, 2012 was $1.4 million, a 4% increase compared to $1.3 million for the six months ended June 30, 2011. The increase is primarily related to additional intangible assets associated with amortization of new software.

Asset Impairment Charges

As of June 30, 2011, the Company determined that there were sufficient indicators, such as market conditions relating to the stock price, elimination of warrants and business forecasts to conclude that there may be impairment of goodwill and indefinite lived intangibles. We apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of the Company or indefinite-lived assets is less than the carrying value. Based upon the preliminary impairment analysis performed as of June 30, 2011, the Company concluded there was an impairment of goodwill and trade names of $44.2 million. An additional impairment charge of $23.4 million was recorded for the three month period ended September 30, 2011.

Selling and Marketing Expenses

During the quarter ended June 30, 2012, our selling and marketing expenses were $2.5 million, an increase of 9% compared to $2.3 million for the quarter ended June 30, 2011. During the six months ended June 30, 2012, our selling and marketing expenses were $5.3 million, an increase of 11% compared to $4.8 million for the six months ended June 30, 2011. The increase in expenses is primarily related to expenses incurred by the associated revenue increase as well as increased retention and travel costs in the sales and marketing departments. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2012, our general and administrative (“G&A”) expenses were $6.1 million, a $1.8 million increase compared to $4.3 million for the quarter ended June 30, 2011. The increase for this period is primarily related to additional legal, accounting and outside service fees of $1.4 million, $1.0 million of severance costs associated with the Settlement Agreement and an increase of $0.6 million in the Company’s finance and accounting staff and other G&A accounts. These additional costs were partially offset by the reversal of previously recognized stock compensation expense of $1.3 million, for which the requisite service was not rendered.

During the six months ended June 30, 2012, our general and administrative expenses were $12.4 million, an increase of $3.6 million compared to $8.8 million for the six months ended June 30, 2011. The increase was primarily related to an increase in professional service costs related to the Concerned Stockholder Group as described in Note 2 to the Consolidated Financial Statements and as described above. Additional legal, accounting and outside service fees of $2.3 million were incurred during the year relating to this matter and the Fifth Amendment to the Credit Facility; severance payments for a former CEO amounted to $1.0 million and $0.6 million was recorded for retention payments to key employees during this ongoing matter. Additional increases were mainly attributed to the aforementioned finance and accounting staff and several other G&A accounts. These costs were partially offset by reversal of previously recognized stock compensation expense of $1.3 million as noted above.

Other Income and Expenses

During the quarter ended June 30, 2012, we recorded interest expense of $0.7 million compared to $0.6 million for the quarter ended June 30, 2011. During the six months ended June 30, 2012, we recorded interest expense of $1.3 million compared to $1.1 million for the six months ended June 30, 2011. As a result of the extinguishment of debt during the three months and six months ended June 30, 2012, cash flows associated with the hedged variable-rate debt forecasted interest payments were concluded to no longer be probable, resulting in $0.1 million recorded in AOCL relating to the hedging relationship were reclassified to interest expense.

 Loss on Extinguishment of Long Term Debt

Because the modifications to the debt facility resulting from the Fifth Amendment resulted in an extinguishment of debt, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized in the loss on extinguishment of debt.

Income Taxes

During the three and six months ended June 30, 2012, we recorded income tax benefit of $0.4 million and $0.6 million, respectively, compared to a benefit of $16.0 million and $16.1 million, respectively, during the three and six months ended June 30, 2011. The benefit increase is primarily due to the tax impact of asset impairment charge recorded during the periods.

Liquidity and Capital Resources

As of June 30, 2012, we had cash or cash equivalents of $0.8 and $3.0 million of availability on the revolving line-of-credit compared to $0.8 million of cash and cash equivalents and $4.9 million of availability on the revolving line-of-credit facility at December 31, 2011. The decrease in availability on the revolver was primarily attributed to capital expenditures of $1.7 million, principal payments on our Term Loan of $2.3 million, professional fees of $2.3 million and payments on capital leases of $1.3 million, offset by positive cash flow from operating activities.

As of June 30, 2012, accounts payable contained approximately $1.7 million due to professionals and $0.3 million due to the Concerned Stockholder Group related to the events of April 24, 2012. Payment of such amounts is limited by the Fifth Amendment. We intend to pay these costs once refinancing is accomplished or the combination of cash flow from operations and their impact on the covenants related to such payments will allow.

Cash generated by operating activities for the six months ended June 30, 2012 was $3.7 million compared to $2.9 million for the six months ended June 30, 2011. The increase is primarily attributable to better management of payment terms in accounts payable and other current liabilities.

Cash used in investing activities for the six months ended June 30, 2012 was $1.8 million compared to $3.3 million for the six months ended June 30, 2011. The decrease is related to the acquisition of intangible assets and capital expenditures in the prior period.

Cash used in financing activities for the six months ended June 30, 2012 was $1.9 million compared to $2.9 million for the six months ended June 30, 2011. The change in cash used in financing activities is due to the cash proceeds from the draw down on the Revolver, which was offset by the principal payments on the Term Loan and payments made for capital leases.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, a minimum liquidity level and an annual limit on capital expenditures. As of June 30, 2012, we believe we were in compliance with all such covenants.

As noted herein, our Credit Facility matures in July 2013 and as a result of the Fifth Amendment (described in Note 2) we are required to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding beginning in August 2012. This fee will significantly impact our monthly cash flow. We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts, the current state of the debt markets, changes within the healthcare industry, economics of the healthcare industry and the changes in our regulatory environment.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2011 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of June 30, 2012, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

To address this material weakness, our management has reassessed its finance staffing needs and taken steps to assure that adequate staffing and resources are available for the financial reporting process at the corporate office. Additional experienced personnel were hired in the accounting and finance department during 2011 and 2012 at the corporate office. Remediation efforts are ongoing and should be completed within the next six months. At this time, we do not expect the costs associated with this matter to be material. New procedures were implemented and internal controls were documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements.

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

Change in Internal Control

Other than the changes described above, we have made no changes during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 Form 10-Q”). Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K and March 2012 Form 10-Q.

RISK FACTORS RELATING TO CERTAIN RECENT EVENTS

We must refinance our existing Credit Facility.

We have a Credit Facility that consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility. As part of our settlement with the Concerned Stockholder Group and Settlement Agreement, we entered into a Fifth Amendment to our Credit Facility, (described in the Note 2 to the Consolidated Financial Statements) which accelerates the date on which our Credit Facility (including both the Term Loan and Revolving Credit Facility) matures to July 2013 and requires us to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding beginning in August 2012.

The Credit Facility consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility, both of which, as a result of the Fifth Amendment, mature on July 1, 2013. If we are unable to obtain new financing prior to July 1, 2013, or if we fail to comply with any of the new covenants imposed by the Fifth Amendment that, which would cause a default under the Credit Facility, our Lenders could require full repayment of the loans under the Credit Facility, which would negatively impact our liquidity and our ability to operate and raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; and the current state of the debt markets, the economics of the healthcare industry and the changes in our regulatory environment.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 7, 2012	B	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Financial Officer)