Form 10-Q
period 2012-09-30
InfuSystem Holdings, Inc
filed 2012-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2012, 21,980,806 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,464	$799
Accounts receivable, less allowance for doubtful accounts of $1,858 and $1,773 at September 30, 2012 and December 31, 2011, respectively	7,629	7,350
Accounts receivable - related party	3	98
Inventory	3,804	3,217
Prepaid expenses and other current assets	632	934
Deferred income taxes	647	682

Total Current Assets	14,179	13,080
Property & equipment, net	14,037	15,764
Deferred debt issuance costs, net	143	421
Intangible assets, net	26,260	28,221
Deferred income taxes	19,002	18,187
Other assets	402	590

Total Assets	$74,023	$76,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,857	$4,004
Accounts payable - related party	42	59
Derivative liabilities	223	258
Other current liabilities	3,734	2,235
Revolving credit facility	1,500	—
Current portion of long-term debt	22,403	6,576

Total Current Liabilities	32,759	13,132
Long-term debt, net of current portion	1,928	22,551
Other liabilities	—	415

Total Liabilities	$34,687	$36,098

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued 21,980,806 and 21,330,235, respectively; outstanding 21,783,118 and 21,132,545, respectively	2	2
Additional paid-in capital	88,286	87,541
Accumulated other comprehensive loss	—	(136)
Accumulated deficit	(48,952)	(47,242)

Total Stockholders’ Equity	39,336	40,165

Total Liabilities and Stockholders’ Equity	$74,023	$76,263

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share data)	September 30		September 30
	2012	2011	2012	2011
Net revenues:
Rentals	$13,025	$11,880	$38,903	$35,502
Product Sales	1,150	2,625	3,692	5,093

Net revenues	14,175	14,505	42,595	40,595
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,377	2,346	6,760	6,662
Cost of revenues — Pump depreciation and disposals	1,601	2,927	4,928	6,659

Gross profit	10,197	9,232	30,907	27,274

Selling, general and administrative expenses:
Provision for doubtful accounts	979	884	3,119	3,033
Amortization of intangibles	670	683	2,028	1,992
Asset impairment charges	—	23,379	—	67,592
Selling and marketing	2,349	2,320	7,635	7,089
General and administrative	5,278	4,460	17,688	13,227

Total sales, general and administrative	9,276	31,726	30,470	92,933

Operating income (loss)	921	(22,494)	437	(65,659)
Other income (expense):
Gain on derivatives	—	—	—	83
Interest expense	(971)	(541)	(2,235)	(1,646)
Loss on extinguishment of long term debt	—	—	(552)	—
Other expense	(136)	(118)	(134)	(118)

Total other expense	(1,107)	(659)	(2,921)	(1,681)
Loss before income taxes	(186)	(23,153)	(2,484)	(67,340)
Income tax benefit	219	6,530	774	22,661

Net income (loss)	$33	$(16,623)	$(1,710)	$(44,679)

Net income (loss) per share:
Basic	0.00	(0.79)	(0.08)	(2.12)
Diluted	0.00	(0.79)	(0.08)	(2.12)
Weighted average shares outstanding:
Basic	21,601,529	21,067,502	21,311,116	21,076,241
Diluted	21,827,365	21,067,502	21,311,116	21,076,241
Comprehensive Income (Loss)
Net income (loss)	$33	$(16,623)	$(1,710)	$(44,679)
Unrealized (loss) gain on interest rate swap, net of taxes	—	(67)	1	(101)
Reclassification of hedging losses, net of taxes	—	—	(111)	—

Comprehensive income (loss)	$33	$(16,690)	$(1,820)	$(44,780)

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net loss	$(1,710)	$(44,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on cash flow hedge	111	—
Gain on derivative liabilities	—	(83)
Loss on extinguishment of long-term debt	552	—
Provision for doubtful accounts	3,119	3,033
Depreciation	4,343	4,890
Amortization of intangible assets	2,028	1,992
Asset impairment charges	—	67,592
Amortization of deferred debt issuance costs	188	181
Stock-based compensation	511	921
Deferred income taxes	(777)	(22,673)
Changes in assets - (Increase)/Decrease:
Accounts receivable, net of provision	(3,303)	(4,337)
Inventory	956	1,655
Other current assets	(285)	14
Other assets	157	(70)
Changes in liabilities - Increase/(Decrease):
Accounts payable and other liabilities	2,373	(4,739)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,263	3,697

INVESTING ACTIVITIES
Capital expenditures	(3,151)	(3,295)
Other asset acquisitions	(69)	(942)

NET CASH USED IN INVESTING ACTIVITIES	(3,220)	(4,237)

FINANCING ACTIVITIES
Principal payments on debt	(4,570)	(3,287)
Proceeds from draw on revolving credit facility and other loans	2,500	551
Debt issuance costs	(429)	—
Common stock repurchased to satisfy statutory witholding on stock based compensation	(131)	—
Treasury shares repurchased	—	(343)
Principal payments on capital lease obligations	(1,748)	(962)

NET CASH USED IN FINANCING ACTIVITIES	(4,378)	(4,041)

Net change in cash and cash equivalents	665	(4,581)
Cash and cash equivalents, beginning of period	799	5,014

Cash and cash equivalents, end of period	$1,464	$433

SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$1,863	$1,465
Cash paid for income taxes	$65	$242
NON-CASH TRANSACTIONS
Additions to property (a)	$101	$103
Property acquired pursuant to a capital lease	$522	$2,300
Gross issuance of vested restricted shares (number of shares)	713	182

See accompanying notes to consolidated financial statements

(a)	Amounts consist of current liabilities for net property that have not been included in investing activities. These amounts have not been paid for as of September 30, but will be included as a cash outflow from investing activities for capital expenditures when paid. See accompanying notes to consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) as filed with the SEC.

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) as described in the 2011 Form 10-K.

If the Special Meeting had resulted in a change in the majority of Infusystem’s Board of Directors (the “Board”) under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”) (see Note 6), a change in the majority of the Board would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the Credit Facility, which would have allowed the Lenders to cause the debt of $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. See below for further information concerning a change in the board composition and the cancellation of the Special Meeting made during the second quarter of 2012. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company obtained a waiver from the Lenders regarding this event of default and the Special Meeting was cancelled.

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

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in installments on each of April 24, 2012, May 15, 2012 and June 15, 2012 of less than $0.1 million in shares of the Company’s common stock for each installment and a final installment in August 2012 of $0.8 million in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”), valued at the average closing price of a share on the NYSE Amex on the five trading days preceding the date of such issuance.

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

On April 25, 2012, the Company entered into the Fifth Amendment, which modified certain provisions within the Credit Facility. Such modifications included a change of the maturity date under the Credit Agreement to July 1, 2013 and the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding thereunder and revolving credit commitments. These provisions will have significant impact on the Company’s monthly cash flow and balance sheet. See Note 6 for additional details on the Fifth Amendment. As a result of this amendment, the Company intends to refinance its indebtedness prior to maturity in order for it to maintain sufficient funds for its operations and alleviate the burden of the additional fees. The Company’s ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; and the current state of the debt markets, the economics of the healthcare industry and the changes in our regulatory environment, including the Center for Medicare and Medicaid Services (“CMS”) Competitive Bidding Round 1 Recompete (“RD1RC”).

The Company cannot ensure that it will be able to refinance our existing Credit Facility or whether other financing options available to the Company, if any, will be on acceptable terms. If the Company is not able to refinance or secure alternative financing or the Company’s lenders will not amend the terms of our current debt, the Company may not be able to satisfy our financial obligations and would have significant financial constraints. This could have a substantial adverse impact on the Company and our ability to continue our operations.

3.	Property and Equipment

Property and equipment consisted of the following as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30,	December 31,
	2012	2011
Pump rental equipment	$33,274	$31,734
Furniture, fixtures, and equipment	2,409	2,226
Accumulated depreciation	(21,646)	(18,196)

Total	$14,037	$15,764

Included in pump rental equipment above is $6.3 million and $7.4 million, as of September 30, 2012 and December 31, 2011, respectively, worth of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.6 million and $2.2 million, as of September 30, 2012 and December 31, 2011, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps, and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the three and nine months ended September 30, 2012 was $1.4 million and $4.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2011 was $1.7 million and $4.9 million, respectively. For all periods these expenses were recorded in cost of revenues and general and administrative expenses, for pump rental equipment and other fixed assets, respectively.

4.	Goodwill and Intangible Assets

As of September 30, 2012 and December 31, 2011 the goodwill balance was fully impaired with accumulated impairment charges of $64.1 million.

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

The carrying amount and accumulated amortization of intangible assets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012
	Gross Assets	Accumulated Amortization	Net
Physician and customer relationships	$32,865	$9,825	$23,040
Non-competition agreements	848	395	453
Software	1,690	923	767

Total amortizable intangible assets	35,403	11,143	24,260
Non amortizing Trade Names	2,000	—	2,000

Total intangible assets	$37,403	$11,143	$26,260

	December 31, 2011
	Gross Assets	Accumulated Amortization	Net
Physician and customer relationships	$32,865	$8,182	$24,683
Non-competition agreements	848	258	590
Software	1,593	645	948

Total amortizable intangible assets	35,306	9,085	26,221
Non amortizing Trade Names	2,000	—	2,000

Total intangible assets	$37,306	$9,085	$28,221

Expected annual amortization expense for intangible assets recorded as of September 30, 2012 is as follows (in thousands):

	2012	2013	2014	2015	2016
Amortization expense	$2,733	$2,604	$2,454	$2,265	$2,191

5.	Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affects earnings. As a result of the extinguishment of debt during the three months ended June 30, 2012, forecasted cash flows associated with the hedged variable-rate debt interest payments were concluded to no longer be probable. Consequently, $0.1 million recorded in AOCL relating to the hedging relationship was reclassified to interest expense. The outstanding interest rate swap has not been designated in a new hedge accounting relationship and changes in fair value subsequent to the termination of the cash flow hedge are reported in interest expense.

As of September 30, 2012 and December 31, 2011, the Company had a single interest rate swap liability outstanding with a fair market value of $0.2 million and $0.3 million, respectively, classified in Derivative Liabilities. This swap had a notional value of $13.4 million and $15.6 million, as of September 30, 2012 and December 31, 2011, respectively, and the swap matures in June 2014. The Company measures the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications between fair value measurement levels during the three or nine month periods ended September 30, 2012 or 2011.

The following table presents the changes in the fair values of derivatives designated as hedging instruments had on AOCL and earnings during the nine months ended September 30, 2012 (in thousands):

		Location of
		Gain	Loss
		Reclassified from	Reclassified from
	Gain Recognized	AOCL into Income	AOCL into Income
Description	in OCL	(Effective Portion)	(Effective Portion)
Interest rate swap	$1	Interest expense	$(111)

Total	$1		$(111)

6.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility, both of which mature, pursuant to the April 25, 2012 Fifth Amendment to the Credit Agreement with the Lenders (“The Fifth Amendment”) on July 1, 2013. Interest on the term loan is payable at the Company’s choice of LIBOR plus 4.0%, or the Bank of America prime rate plus 3.0%. As of September 30, 2012, interest was payable at LIBOR plus 4.0%, which equaled approximately 4.23%.

On April 25, 2012, the Company entered into the Fifth Amendment. The Fifth Amendment reflects the previous four amendments to the original Credit Facility between the Company and the Lenders and modifies certain of those provisions. The Lenders agreed (i) that the changes in the composition of the Board contemplated by the Settlement Agreement did not constitute a “Change in Control” under the Credit Agreement, (ii) to a change of the maturity date under the Credit Agreement to July 1, 2013, (iii) to permit exclusion of certain expenses relating to the Settlement Agreement and the transactions contemplated thereby from the calculation of certain financial ratios, (iv) to the addition of a covenant requiring minimum liquidity at all times of not less than $1.5 million at the end of each day and not less than $2.0 million as of the end of each fiscal month, (v) that commencing August 1, 2012, the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding thereunder and revolving credit commitments, which will have significant impact on the Company’s monthly cash flow and (vi) an amendment fee equal to 1% of the aggregate amount outstanding thereunder of which 50% was due and paid on the effective date of the Fifth Amendment, April 25th, 2012 and the remaining 50% was due and paid during the three months ended September 30, 2012. During the three and nine months ended September 30, 2012, the Company incurred costs of $0.5 million related to the monthly ticking fee.

As a result of the Fifth Amendment entered into in the second quarter of 2012, the maturity date for the Company’s debt was modified to July 1, 2013, which resulted in the reclassification of its debt from long-term to current as of September 30, 2012.

Because the modifications to the debt facility resulting from the Fifth Amendment resulted in an extinguishment of debt, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized in the loss on extinguishment of debt. Debt issuance costs of $0.2 million incurred in conjunction with the Fifth Amendment were capitalized and are amortized using the effective interest method.

The term loan is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. The Company obtained a waiver as of December 31, 2011 for the going concern audit opinion as this is also an event of default under the terms of the Credit Facility with the Lenders. As of September 30, 2012 and December 31, 2011, the Company was in compliance with all such covenants.

As of September 30, 2012 and December 31, 2011, the Company had outstanding draws on the Revolving Credit Facility of $1.5 million and $0.0 million, respectively, and a letter of credit in the amount of less than $0.1 million outstanding as of September 30, 2012 and December 31, 2011, leaving $3.4 million and $4.9 million available on the facility, respectively.

The Company is required to satisfy certain financial covenants on a quarterly and annual basis comprised of a fixed charge coverage ratio and leverage ratio for the duration of the Credit Facility.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a minimum ratio at September 30, 2012 of 1.25:1. The required ratio for the remainder of the facility duration is 1.25:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility and has a maximum ratio at September 30, 2012 of 2.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.25:1 to 1.75:1.

c)	A minimum liquidity at all times of not less than $1.5 million at the end of each day and not less than $2.0 million as of the end of each fiscal month.

d)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that was $7.5 million for the year ended December 31, 2011. The limitation varies annually for the remainder of the facility duration from $7.5 million to $8.8 million.

In conjunction with an acquisition in 2010, the Company entered into a subordinated promissory note with the former majority shareholder (the “Seller”) in the amount of $0.8 million. In accordance with the note, the Company paid the Seller in equal installments over 24 months, which included annual interest of 5%. The note was fully paid during June 2012. As of December 31, 2011, the outstanding principal due on the note was $0.2 million.

7.	Income Taxes

Provision for income taxes was a benefit of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, compared to a benefit of $6.5 million and $22.7 million for the three and nine months ended September 30, 2011, respectively. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2012. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the Concerned Stockholder Group and severance agreements, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

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

During the three and nine months ended September 30, 2012, the Company sold pumps to Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, an Executive Vice-President of the Company. Total sales during the three and nine months ended September 30, 2012 totaled less than $0.1 million. Outstanding receivables associated with the revenue were less than $0.1 million as of September 30, 2012 and have been shown separately as Accounts Receivable - Related Parties in the Consolidated Balance Sheets. Total purchases during the three and nine months ended September 30, 2012 totaled less than $0.1 million. Outstanding payables associated with the purchases were less than $0.1 million as of September 30, 2012 and have been shown separately as Accounts Payable – Related Parties in the Consolidated Balance Sheets.

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

As a result of the events related to the Settlement Agreement as described in Note 2 above, the Company incurred costs related to legal, accounting and other professional fees. For the nine months ended September 30, 2012, the Company incurred costs of approximately $3.8 million of Settlement Agreement related costs that will be paid by December 31, 2012. These costs are inclusive of $0.5 million of professional fees to be reimbursed to the Concerned Stockholder Group as stated in the Settlement Agreement.

During the third quarter of fiscal 2012, the Company’s Board of Directors continued to explore and evaluate potential strategic alternatives as previously disclosed on March 15, 2012, including a potential sale or debt refinancing. As a result of these strategies, the Company incurred costs of $0.5 million, specifically relating to professional fees and other fees and expenses. These costs are included within the General and Administrative line in our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendments in ASU No. 2012-02, the Company has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the Company is not required to take further action. The Company will adopt ASU No. 2012-02 during the fourth quarter of 2012 when its annual indefinite-lived intangible asset impairment assessment is performed.

11.	Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Numerator:
Net income (loss) (in thousands)	$33	$(16,623)	$(1,710)	$(44,679)
Denominator:
Weighted average common shares outstanding:
Basic	21,601,529	21,067,502	21,311,116	21,076,241
Dilutive effect of non-vested awards	225,836	—	—	—

Diluted	21,827,365	21,067,502	21,311,116	21,076,241
Net loss per share:
Basic	$0.00	$(0.79)	$(0.08)	$(2.12)
Diluted	$0.00	$(0.79)	$(0.08)	$(2.12)

For the three and nine months ended September 30, 2012, the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 1,385,000 in stock options and 1,385,000 in stock options and 635,875 in unvested restricted shares, respectively. For the three and nine months ended September 30, 2011, the following stock awards were not included in the calculation because they would have an anti-dilutive effect: 130,479 in stock options and 2,568,750 in unvested restricted shares.

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

As described in the Forms 8-K filed on April 26 and March 23, 2012, we had a significant change in senior management and our Board of Directors (the “Board”) that resulted in the addition of five new Directors, the resignation of five old Directors, the selection of a new Executive Chairman of the Board, a position that is independent from the newly appointed Chief Executive Officer, and the appointment of a new Chief Financial Officer. As described in the Form 8-K on May 31, 2012, the five new Directors and two continuing Directors were re-elected to the Board at our 2012 Annual Meeting of Stockholders.

During the third quarter of fiscal 2012, the Company’s Board of Director’s continued to explore and evaluate potential strategic alternatives as previously disclosed on March 15, 2012, including a potential sale or debt refinancing. As a result of these strategies, the Company incurred costs of $0.5 million, specifically relating to professional fees and other fees and expenses. These costs are included within the General and Administrative line in our Consolidated Statement of Operations and Comprehensive Income (Loss).

InfuSystem Holdings, Inc. Results of Operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Revenues

Our revenue for the quarter ended September 30, 2012 was $14.2 million, a 2% decrease compared to $14.5 million for the quarter ended September 30, 2011. This decrease was mainly attributed to an opportunistic sale of pumps to a select few customers in third quarter of 2011 that amounted to $1.3 million. Excluding these pump sales, revenue would have increased by 7% from $13.2 million. Our revenue for the nine months ended September 30, 2012 was $42.6 million, a 5% improvement compared to $40.6 million for the nine months ended September 30, 2011. Excluding the aforementioned pump sales, revenue for the prior year’s nine months would have increased by 8% from $39.3 million. The increase in revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts and the resolution of the oncology drug shortage affecting certain products which was having a negative effect on new patient starts on pumps.

Gross Profit

Gross profit for the quarter ended September 30, 2012 was $10.2 million, an increase of 10% compared to $9.2 million for the quarter ended September 30, 2011. Gross profit for the nine months ended September 30, 2012 was $30.9 million, an increase of 13% compared to $27.3 million for the nine months ended September 30, 2011. It represented 72% of revenues for the three months ended September 30, 2012, respectively, compared to 64% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, gross profit represented 73% of revenues compared to 67% for the same prior year period. The increase, as a percentage of revenues, is primarily related to the aforementioned increase in revenues and a higher mix of rentals.

Provision for Doubtful Accounts

Provision for doubtful accounts for the three and nine months ended September 30, 2012 was $1.0 million and $3.1 million, respectively, which was slightly higher compared to $0.9 million and $3.0 million for the same periods in prior year.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2012 and September 30, 2011 was $0.7 million and $2.0 million, respectively.

Asset Impairment Charges

As of the end of the second quarter of 2011, the Company determined that there were sufficient indicators, such as market conditions relating to the stock price, elimination of warrants and business forecasts to conclude that there may be impairment of goodwill and indefinite lived intangibles. We apply a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of the Company or indefinite-lived assets is less than the carrying value. Based upon the impairment analysis performed as of June 30, 2011, the Company concluded there was an impairment of goodwill and trade names of $44.2 million. An additional impairment charge of $23.4 million was recorded for the three month period ended September 30, 2011.

Selling and Marketing Expenses

During the quarter ended September 30, 2012, our selling and marketing expenses were $2.3 million, consistent with the quarter ended September 30, 2011. During the nine months ended September 30, 2012, our selling and marketing expenses were $7.6 million, an increase of 8% compared to $7.1 million for the nine months ended September 30, 2011. The increase in expenses for the year-to-date period was primarily related to expenses incurred by the associated revenue increase as well as increased retention and travel costs in the sales and marketing departments. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2012, our general and administrative (“G&A”) expenses were $5.3 million, a $0.8 million increase compared to $4.5 million for the quarter ended September 30, 2011. The increase for this period is primarily related to additional professional fees and other fees and expenses of $0.5 million associated with our decision to evaluate potential strategic alternatives, which included a potential sale or debt refinancing, and the remaining difference attributed to the increase in our finance and accounting staff and other G&A accounts.

During the nine months ended September 30, 2012, our general and administrative expenses were $17.7 million, an increase of $4.5 million compared to $13.2 million for the nine months ended September 30, 2011. The increase was primarily related to an increase in professional service costs related to the Concerned Stockholder Group as described in Note 2 to the Consolidated Financial Statements and as described above. Additional legal, accounting and outside service fees of $2.2 million were incurred during the year relating to this matter and the Fifth Amendment to the Credit Facility, severance payments for a former CEO amounted to $1.0 million, $0.6 million was recorded for retention payments to key employees during this ongoing matter, and $0.5 million to the aforementioned strategic alternatives. Additional increases were mainly attributed to the aforementioned increase in finance and accounting staff and several other G&A accounts. These costs were partially offset by reversal of previously recognized stock compensation expense of $1.4 million, for which the requisite service was not rendered.

Other Income and Expenses

During the quarter ended September 30, 2012, we recorded interest expense of $1.0 million compared to $0.5 million for the quarter ended September 30, 2011. During the nine months ended September 30, 2012, we recorded interest expense of $2.2 million compared to $1.7 million for the nine months ended September 30, 2011. The increase for both periods was mainly attributed to the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding thereunder and revolving credit commitments under the Fifth Amendment, which amounted to $0.5 million for the three and nine months ended September 30, 2012.

As a result of the extinguishment of debt during the nine months ended September 30, 2012, cash flows associated with the hedged variable-rate debt forecasted interest payments were concluded to no longer be probable, resulting in $0.1 million recorded in AOCL relating to the hedging relationship reclassified to interest expense.

Loss on Extinguishment of Long Term Debt

Because the modifications to the debt facility resulting from the Fifth Amendment resulted in an extinguishment of debt, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized in the loss on extinguishment of debt.

Income Taxes

During the three and nine months ended September 30, 2012, we recorded income tax benefit of $0.2 million and $0.8 million, respectively compared to a benefit of $6.5 million and $22.7 million, respectively, during the three and nine months ended September 30, 2011. The benefit increase is primarily due to the tax impact of asset impairment charge recorded during the periods.

Liquidity and Capital Resources

As of September 30, 2012, we had cash or cash equivalents of $1.5 and $3.4 million of availability on the revolving line-of-credit compared to $0.8 million of cash and cash equivalents and $4.9 million of availability on the revolving line-of-credit facility at December 31, 2011. The decrease in availability on the revolver was primarily attributed to borrowings for capital expenditures of $3.2 million, professional fees of $2.2 million, strategic alternative fees of $0.5 million and payments on capital leases of $1.7 million, offset by repayments generated by positive cash flow from operating activities.

As of September 30, 2012, accounts payable contained approximately $1.1 million due to professionals and $0.2 million due to the Concerned Stockholder Group related to the events of April 24, 2012. Payment of such amounts is governed by the Fifth Amendment. We intend to pay these costs once refinancing of our Fifth Amendment to the Credit Facility is accomplished or the combination of cash flow from operations and their impact on the covenants related to such payments will allow payment.

Cash generated by operating activities for the nine months ended September 30, 2012 was $8.3 million compared to $3.7 million for the nine months ended September 30, 2011. The increase is primarily attributable to better management of payment terms in accounts payable and other current liabilities and an increase in revenue.

Cash used in investing activities for the nine months ended September 30, 2012 was $3.2 million compared to $4.2 million for the nine months ended September 30, 2011. The decrease is primarily related to the acquisition of intangible assets in the prior period.

Cash used in financing activities for the nine months ended September 30, 2012 was $4.4 million compared to $4.0 million for the nine months ended September 30, 2011. The change in cash used in financing activities is due to the cash proceeds from the draw down on the Revolver, which was offset by the principal payments on the Term Loan and payments made for capital leases, and debt issuance costs.

The Bank of America term loan is collateralized by substantially all of our assets and requires us to comply with covenants principally relating to satisfaction of a total leverage ratio, a fixed charge coverage ratio, a minimum liquidity level and an annual limit on capital expenditures. As of September 30, 2012, we believe we were in compliance with all such covenants.

As noted herein, our Credit Facility matures on July 1, 2013 and as a result of the Fifth Amendment (described in Note 2) we were required to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding thereunder and revolving credit commitments beginning in August 2012. This fee significantly impacted our monthly cash flow. We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio, the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; the current state of the debt markets, changes within the healthcare industry, economics of the healthcare industry and the changes in our regulatory environment, including the Center for Medicare and Medicaid Services (“CMS”) Competitive Bidding Round 1 Recompete (“RD1RC”).

As a result of the Fifth Amendment entered into in the second quarter of 2012, the maturity date for our debt was modified to July 1, 2013, which resulted in the reclassification of our debt from long-term to current as of September 30, 2012. As described above in Note 2, we intend to refinance our indebtedness prior to the maturity date.

We cannot assure we will be able to refinance our existing Credit Facility or whether other financing options available to us, if any, will be on acceptable terms. If we are not able to refinance or secure alternative financing and our lenders will not amend the terms of our current debt, we would not be able to satisfy our financial obligations and would have significant financial constraints. This would have a substantial adverse impact on the Company and our ability to continue our operations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of September 30, 2012, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

To address this material weakness, our management has reassessed its finance staffing needs and taken steps to assure that adequate staffing and resources are available for the financial reporting process at the corporate office. Additional experienced personnel were hired in the accounting and finance department during 2011 and 2012 at the corporate office. Remediation efforts are ongoing and should be completed by the end of the year. At this time, we do not expect the costs associated with this matter to be material. New procedures were implemented and internal controls were documented surrounding the month end financial closing and financial reporting processes to ensure proper and thorough review of journal entries, account reconciliations and financial statements.

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

Change in Internal Control

Other than the changes described above, we have made no changes during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K and Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2012 (the “March 2012 Form 10-Q”). Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K.

RISK FACTORS RELATING TO CERTAIN RECENT EVENTS

We must refinance our existing Credit Facility.

We have a Credit Facility that consists of a $30.0 million Term Loan and a $5.0 million Revolving Credit Facility. As part of our settlement with the Concerned Stockholder Group and Settlement Agreement, we entered into a Fifth Amendment to our Credit Facility, (described in the Note 2 to the Consolidated Financial Statements) which accelerates the date on which our Credit Facility (including both the Term Loan and Revolving Credit Facility) matures July 1, 2013 and requires us to pay a ticking fee equal to 1% of the aggregate monthly amount outstanding thereunder and revolving credit commitments beginning in August 2012.

If we are unable to obtain new financing prior to July 1, 2013, or if we fail to comply with any of the new covenants imposed by the Fifth Amendment, these events would cause a default under the Credit Facility and our Lenders could require full repayment of the loans under the Credit Facility, which would negatively impact our liquidity and our ability to operate and raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to refinance our indebtedness prior to maturity in order for us to maintain sufficient funds for our operations and alleviate the burden of the additional fees. Our ability to successfully refinance this debt will be impacted by a number of factors, including: our current financial performance, including revenue, cash flow and consolidated leverage ratio; the outlook for the Company, including our ability to continue to add additional facilities and further penetration into existing accounts; and the current state of the debt markets, the economics of the healthcare industry and the changes in our regulatory environment, including the Center for Medicare and Medicaid Services (“CMS”) Competitive Bidding Round 1 Recompete (“RD1RC”).

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

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

Any change in the overall healthcare reimbursement system may adversely impact our business

Changes in the healthcare reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the healthcare reimbursement system. Changes to the healthcare reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home healthcare and other companies, that use our services may adversely affect our ability to market our services profitably.

On August 16, 2012, CMS announced the timetable for RD1RC, which includes a new product category for external infusion pumps and supplies affecting nine Metro Statistical Areas (“MSAs”). As of the current schedule, any changes in reimbursement associated with RD1RC will not become effective until calendar year 2014. While the Company’s current revenue directly associated with CMS in these MSA’s currently approximates 1% of the Company’s total annual revenues, the impact of RD1RC is not easily identifiable and could, among many factors, reduce CMS related revenue, negatively impact the Company’s market share and negatively impact business with the Company’s customers and other payors.

Concentration of customers may adversely impact our business

A substantial portion of our contracted payor revenue has been dependent on one payor or a limited concentration of payors. In particular, Medicare represents approximately 31% of our gross billings for ambulatory infusion pump services as of September 30, 2012 and accounted for 19% our accounts receivable at September 30, 2012. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

On October 14, 2012, a major third party payor implemented a program, which handles all of our out-of-state insurance claims, with new guidelines requiring all companies to submit insurance claims to its individual state plans. A substantial portion of our patients are currently out of state and therefore subject to the new program claims filing regulations. We are currently non-contracted with many of these plans. If we do not obtain individual contracts with each of the payor’s plans, we may be at risk for collecting a higher portion of our reimbursements from the patient.

Our business may be subject to natural forces beyond our control.

Hurricanes, earthquakes, floods, and other unfavorable weather conditions may affect our operations. Natural catastrophes may have a detrimental effect on our gross billings, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

Increased focus on early detection and diagnostics may adversely affect our business

An increased focus on lowering healthcare spending via improved diagnostic testing (i.e. defensive medicine) and patient monitoring could negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer (i.e., colorectal). As a result of rising healthcare costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have an adverse impact on our revenue.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 14, 2012	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Financial Officer)