Form 10-K
period 2012-12-31
InfuSystem Holdings, Inc
filed 2013-03-28
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-51902

INFUSYSTEM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31700 Research Park Drive

Madison Heights, Michigan 48071

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:

(248) 291-1210

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.0001 per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $35,262,609. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 27, 2013 was 21,990,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the future financial position, business strategy, plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including, among other things:

•	dependence on our Medicare Supplier Number;

•	changes in third-party reimbursement rates;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physicians’ acceptance of infusion pump therapy over oral medications;

•	our growth strategy, involving entry into new fields of infusion-based therapy;

•	the current global financial crisis;

•	State licensure laws for durable medical equipment (“DME”);

•	health care reform legislation;

•	failure to comply with health care regulations;

•	dependence on key personnel;

•	volatility of our stock price;

•	sequestration;

•	treatment shifts to oral medications;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition; and

•	dependence upon our suppliers.

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

Business Concept and Strategy

We are a leading provider of infusion pumps and related services in the United States. We provide our services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer. Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps.

We provide these pumps and related supplies to oncology clinics, obtain an assignment of insurance benefits from the patient, and bill the patient’s insurance company or patient as appropriate, for the use of the pump and supplies, and collect payment. We also provide pump management services for the pumps and associated disposable supply kits to approximately 1,600 oncology clinics in the United States, while retaining title to the pumps during this process.

In addition, we sell, rent and lease new and pre-owned pole mounted and ambulatory infusion pumps to oncology practices and provide biomedical certification, maintenance and repair services for these same oncology practices as well as to other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others in the United States and Canada. We also provide these products and services to customers in the hospital market.

One aspect of our business strategy is to expand into treatment of other cancers. We currently generate approximately 30% of our revenue from treatments for disease states other than colorectal cancer. There are a number of approved treatment regimens for head and neck, pancreatic, esophageal and other gastric cancers which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions, although the latter is greatly limited by our new credit agreement. With that in mind, we believe there are limited opportunities to acquire smaller, regional competitors that perform similar services to us but do not have the national market access, a network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products and introducing key new services.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated by our existing third party payor contracts and economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively. Additionally, we have already established a long standing relationship as a provider of pumps to approximately 1,600 oncology clinics in the United States. We believe that there are competitive barriers to entry against other suppliers with respect to these oncology clinics because we have an established national presence and more than 245 third party payor contracts in place covering approximately 222 million third party payor lives (i.e., persons enrolled in various managed care plans or commercial insurance carriers such as health maintenance organizations and preferred provider organizations) increasing the likelihood that we participate in the insurance networks of patients to whom physicians wish to refer an ambulatory infusion pump provider. Moreover, we have an available inventory of approximately 26,000 active ambulatory infusion pumps, which may allow us to be more responsive to the needs of physicians and patients than a new market entrant. We do not perform any research and development.

In view of the Company’s changing payor environment, we believe that focusing on operational efficiencies, improving liquidity, and strengthening the balance sheet by reducing debt will support the Company’s overall business strategy discussed above.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable electronic infusion pump over a prolonged period of time, defined as greater than 8 hours, and up to 24 hours daily. A cancer patient can receive his or her medicine anywhere from 1 to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2010/2011 National Comprehensive Cancer Network (“NCCN”) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

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

•

We believe that oncology practices have a heightened sensitivity to whether and how much they are reimbursed for services. Simultaneously, the Center for Medicare and Medicaid Services (“CMS”) and private insurers are increasingly focusing on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain cancer types because clinical evidence demonstrates superior outcomes. Payors recognize this and it is reflected in favorable reimbursement for clinical services related to the delivery of this care.

Services

Our core service is to provide oncology offices, infusion clinics and hospital out-patient chemotherapy clinics with ambulatory infusion pumps in addition to related supplies for patient use. We then directly bill and collect payment from payors and patients for the use of these pumps. We own approximately 26,000 ambulatory infusion pumps which are dedicated to this service offering. At any given time, it is estimated that approximately 90% of the pumps are in the possession of these facilities. The remainder of the pumps are either in transport for cleaning and calibration or in our facilities as reserves.

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

Relationships with Physician Offices

We have business relationships with clinical oncologists at approximately 1,600 oncology clinics. Though this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Employees

As of December 31, 2012, we had 206 employees, including 183 full-time employees and 23 part-time employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic ambulatory pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC (formerly known as McKinley Medical, LLC). There are supply agreements in place with all of these suppliers. All major purchases are handled pursuant to pricing agreements, which contain no material terms other than prices that are subject to change by the manufacturer. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

Significant Customers

We have sought to establish contracts with as many third party payor organizations as commercially practicable, in an effort to ensure that reimbursement is not a significant obstacle for providers who recommend continuous infusion therapy and wish to utilize our services. A third party payor organization is a health care payor or a group of medical services payors that contracts to provide a wide variety of health care services to enrolled members through participating providers such as us. A payor is any entity that pays on behalf of a member patient.

We currently have contracts with more than 245 third party payor plans that cover approximately 222 million lives. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2012. Our contracts with our next largest contracted payor in the aggregate accounted for approximately 18% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2012. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings.

On August 16, 2012, CMS announced the timetable for Competitive Bidding Round 1 Recompete (“RD1RC”) RD1RC, which includes a new product category for external infusion pumps and supplies affecting nine Metropolitan Statistical Areas (“MSAs”). As of the current schedule, any changes in reimbursement associated with RD1RC will not become effective until calendar year 2014. We submitted our bid in December 2012. Our current revenue directly associated with CMS in these MSAs currently approximates 1% of our total annual revenues. By 2016, CMS is scheduled to fully implement some form of competitive bidding.

On October 14, 2012, a major group of third party payors revised their claim processing guidelines that affected all DME providers. Prior to the change, DME providers were allowed to submit claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected InfuSystem as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

During the fourth quarter of 2012, a major group of third party payors revised their claim processing guidelines that affected all DME providers which pushed some of our claims from “in-network billed directly to a third-party payor” to “out-of-network billed directly to the patient” thereby increasing revenue based on the higher out-of-network rates. Conversely, collecting a higher portion of reimbursement directly from patients increases our bad debt expense in Selling, General and Administrative expenses.

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

•

Hospital-owned DME Providers: Many hospitals have in-house DME providers to supply basic equipment. In general, however, these providers have limited capital and tend to stock a small inventory of infusion pumps. We believe that hospital-owned providers have limited ability to grow because of limited patient populations. Growth from outside of the hospital may pose a challenge because hospitals typically will not provide referrals to competitors, instead preferring to offer patients a choice of non-hospital-affiliated DME providers.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with Supplier Standards established by CMS regulating Medicare suppliers of DME and prosthetics, orthotics and supplies (“DMEPOS”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization and (x) meet the surety bond requirements specified in 42 C.F.R. 424.57.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which are designed to protect the security and confidentiality of certain patient health information. Under HIPAA, we must provide patients access to certain records and must notify patients of our use of personal medical information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009.

We are subject to regulation in the various states in which we operate. We believe we are in compliance with all such regulation.

The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to health care for the uninsured and control the escalation of health care expenditures within the economy. In 2010, federal legislation to reform the United States health care system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will impact various aspects of our business operations. However, it is unclear how the new law will impact reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3% excise tax on medical devices scheduled to be implemented in 2013 that could apply to sales within the United States of a majority of our pump products that we purchase. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Recent Events in Our Business

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) as described in the Company’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

On April 24, 2012 we reached an agreement (the “Settlement Agreement”) with the Concerned Stockholder Group, resulting in a series of changes to the Board and senior leadership. John Climaco, Charles Gillman, Ryan Morris, Dilip Singh and Joseph Whitters joined the Board, while Timothy Kopra, Pat LaVecchia, Sean McDevitt, Jean-Pierre Millon and John Voris (“Old Board Members”) resigned as directors of the Company. In addition, Mr. Singh was appointed the Interim CEO, and Mr. Morris was appointed Executive Chairman. On February 9, 2013, the Board announced the approval of a waiver of the application of the standstill provisions provided in Section 2.2 of the Settlement Agreement to Meson Capital Partners LP, Meson Capital Partners LLC and Mr. Morris.

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”), valued at the average closing price of a share on the NYSE-MKT on the five trading days preceding the date of such issuance and totaled 500 thousand.

Per the terms of the consulting agreement, Mr. McDevitt’s Share Award Agreement entered into on April 6, 2010 with the Company terminated, including the 2.0 million shares of common stock potentially issuable under such agreement. Approximately $6.0 million in unrecognized compensation expense associated with such shares will not be recognized by the Company in the future. As these shares were forfeited before the requisite service period for this award was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

On November 30, 2012, the Company entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders replacing the Company’s Credit Agreement, dated as of June 15, 2010, as amended, with Bank of America, N.A. as Administrative Agent and Keybank National Association as Lender. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30,

2016, collectively the (“Credit Facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%. Proceeds from the term loan were used for general corporate purposes as well as to repay the outstanding balance of the Company’s Bank of America credit agreement.

In addition, on January 3, 2013, the Company announced the appointment of Jan Skonieczny as Chief Operating Officer and the initiation of a search process for a permanent Chief Executive Officer (“CEO”) to replace the Company’s Interim CEO, Dilip Singh. As a result of that search, on March 14, 2013, the Company announced the Board had appointed Eric Steen, who has more than 30 years of medical device and pharmaceutical industry experience, as Chief Executive Officer, effective April 1, 2013. Dilip Singh, who has served as the Company’s Interim CEO since April 2012, will step down from that position on the same date.

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

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

Our business is substantially dependent on third-party reimbursement. Any change in the overall health care reimbursement system may adversely impact our business.

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis, for the use of continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, we may be required to increase our bad debt expense and/or decrease our revenues.

Changes in the health care reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the health care reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home health care and other companies that use our services, may adversely affect our ability to market our services profitably.

On August 16, 2012, the CMS announced the timetable for Competitive Bidding Round 1 Recompete (“RD1RC”), which includes a new product category for external infusion pumps and supplies affecting nine MSAs. As of the current schedule, any changes in reimbursement associated with RD1RC will not become effective until calendar year 2014. The Company submitted its bid in December 2012. The Company’s revenue directly associated with CMS in these MSA’s currently approximates 1% of the Company’s total annual revenue. By 2016, CMS is scheduled to fully implement some form of competitive bidding. The impact of this and RD1RC is not easily identifiable, is unclear at this time, and could, among many factors, significantly reduce revenue, negatively impact the Company’s market share and negatively impact business with the Company’s customers and other payors.

Our business may be adversely impacted by the recent sequestration signed into law in the United States.

On March 1, 2013, most agencies of the federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. In the absence of any bipartisan agreement in the government, these cuts will result in Medicare payments to health care providers, health care plans and drug plans being reduced by 2% starting April 1, 2013, according to CMS.

Concentration of customers may adversely impact our business.

A substantial portion of our contracted payor revenue has been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 31% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2012 and accounted for 10% our consolidated accounts receivable at December 31, 2012. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

On October 14, 2012, a major group of third party payors revised their claim processing guidelines that affected all DME providers. Prior to the change, DME providers were allowed to submit claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network and the patient will incur higher costs. Therefore, InfuSystem must collect a higher portion of reimbursement directly from patients which creates an increased collection risk. This major payor’s association selected InfuSystem as a preferred provider, which will help InfuSystem in securing contracts in areas currently out-of-network.

Increased focus on early detection and diagnostics may adversely affect our business.

An increased focus on lowering health care spending via improved diagnostic testing (i.e., defensive medicine) and patient monitoring could negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer (i.e., colorectal). As a result of rising health care costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have an adverse impact on our revenue.

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

The CMS issued a ruling that all DME providers must be accredited by a recognized accrediting entity. On February 17, 2009, we initially received accreditation from the Community Health Accreditation Program (“CHAP”), and we were recertified in February 2013, thus meeting this CMS requirement. If we lost our accredited status, our financial condition, revenues and results of operations would be materially and adversely affected.

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

Our business may be subject to natural forces beyond our control.

Natural disasters, including hurricanes, earthquakes, floods and other unfavorable weather conditions, may affect our operations. Natural catastrophes may have a detrimental effect on our gross billings, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

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

Aggressive competitors may not fully comply with rules pertaining to documentation required by CMS and other payors for patient billing. Competitors who do not meet the same standards of compliance that we do with regards to billing regulations can, put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 245 additional insurance plans, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

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

We intend to continue to pursue opportunities for the further expansion of our business through strategic alliances, joint ventures and/or acquisitions. Future strategic alliances, joint ventures and/or acquisitions may require significant resources and/or result in significant unanticipated costs or liabilities to us.

We intend to continue to pursue opportunities for the further expansion of our business through strategic alliances, joint ventures and/or acquisitions. Any future strategic alliances, joint ventures or acquisitions will depend on our ability to identify suitable partners or acquisition candidates, as the case may be, negotiate acceptable terms for such transactions and obtain financing, if necessary. We also face competition for suitable acquisition candidates which may increase our costs. Acquisitions or other investments require significant managerial attention, which may be diverted from our other operations. Any future acquisitions of businesses could also expose us to unanticipated liabilities.

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

The impact of United States health care reform legislation on us remains uncertain.

In 2010, federal legislation to reform the United States health care system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3% excise tax on medical devices scheduled to be implemented in 2013. Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation could have a material effect on our business, cash flows, financial condition and results of operations.

We may be unable to maintain adequate working relationships with health care professionals.

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

If we fail to comply with applicable health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Certain federal and state health care laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to health care fraud and abuse regulation and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal health care program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service, or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•

Federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If we do not respond to technological changes or upgrade our website and technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality and features of our website in addition to our infrastructure. Although we currently do not have specific plans for any infrastructure upgrades that would require significant capital investment outside of the normal course of business, in the future we will need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. Furthermore, in order to continue to attract and retain new customers, we are likely to incur expenses in connection with continuously updating and improving our user interface and experience. We may face significant delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete or less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Technological interruptions that impair access to our website or the efficiency of our marketplace would damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, reliability and availability of our website and our network infrastructure are critical to our reputation, our ability to attract and retain customers and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of our website could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors, data corruption or an overwhelming number of visitors trying to reach our websites during periods of strong demand. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption to our websites until all website traffic is redirected to the standby data center. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Failure to protect our intellectual property could substantially harm our business and operating results.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors’ acquisition of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

We are dependent upon executive officers and other key personnel — The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer

Our success is substantially dependent on the continued services of our executive officers and other key personnel who generally have extensive experience in our industry. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified executive officers, managerial, finance, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any executive officer or other key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material effect on our business and results of operations.

Covenants in our debt agreement restrict our business.

The credit agreement that governs our Credit Facility contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

•	Change of control, as defined by the agreement governing the Credit Facility.

•	Create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;

•	Make certain investments or acquisitions;

•	Create, incur, assume or suffer to exist any indebtedness;

•	Merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;

•	Make any disposition or enter into any agreement to make any disposition; and

•	Declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK

The market price of our common stock has been, and is likely to remain, volatile and may decline in value.

The market price of our common stock has been and is likely to continue to be volatile. Market prices for securities of health care services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our securities:

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

Under the terms of our credit agreement with Wells Fargo and PennantPark, our ability to pay dividends on our common stock is limited and we do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.

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

Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change

If an ownership change occurs, the Company may be limited in its ability to use its deferred tax assets and may have to record a valuation allowance against such assets. There is an ownership change if, immediately after any owner shift involving a 5-percent shareholder or any equity structure shift, the percentage of the stock of the corporation owned by 1 or more 5-percent shareholders has increased by more than 50 percentage points, over the lowest percentage of stock of the corporation (or any predecessor corporation) owned by such shareholders at any time during the testing period. For purposes of the preceding sentence, the term “50-percent shareholder” means any person owning 50 percent or more of the stock of the corporation at any time during the 3-year period ending on the last day of the taxable year with respect to which the stock was so treated.

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

Our common stock is currently traded on the NYSE-MKT under the symbol INFU. On April 11, 2011, 8.3 million outstanding publicly held warrants and 1.1 million privately held warrants expired in accordance with their terms and consequently the Company recorded a gain of $0.1 million.

See Note 7 in the Notes to the Consolidated Financial Statements for additional information on the expired warrants. The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, units and warrants, respectively, as reported on the NYSE-MKT or the OTC Bulletin Board, as applicable. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Quarter ended	High	Low
December 31, 2012	$1.88	$1.38
September 30, 2012	$2.09	$1.54
June 30, 2012	$2.51	$1.70
March 31, 2012	$2.30	$1.61
December 31, 2011	$1.99	$0.90
September 30, 2011	$2.16	$0.75
June 30, 2011	$2.85	$2.10
March 31, 2011	$3.11	$2.20

Holders of Common Equity

As of March 15, 2013, we had approximately 400 stockholders of record of our common stock. This does not include beneficial owners of our common stock, including Cede & Co., nominee of the Depository Trust Company.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. Under the terms of our Credit Facility, we are limited in our ability to pay dividends. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	939	436
Equity compensation plans not approved by security holders (2)	38	—

Total	977	436

(1)	This amount includes 0.5 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 0.4 million shares of common stock issuable upon the exercise of vested stock option awards.
(2)	This amount includes less than 0.1 million shares of common stock issuable upon the vesting of certain restricted stock awards granted outside of the Plan during the year ended December 31, 2010.

Stock Performance Graph

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

As previously announced, in October 2010, our Board of Directors has authorized a share repurchase program of up to $2.0 million of our outstanding common shares. The repurchase program will be funded by our available cash balance. This program was concluded in 2011.

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

For the year ended December 31, 2012, there were no purchases of common stock shares. The following table provides information about our purchases of common stock during the year ended December 31, 2011.

(period)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(In thousands, except Average Price per Share)
January 1, 2011 — March 31, 2011	78	$2.77	78	$1,671
April 1, 2011 — June 30, 2011	9	2.20	9	1,642
July 1, 2011 — September 30, 2011	65	1.46	65	1,547
October 1, 2011 — December 31, 2011	—	—	—	1,547

Total for 2011	152	$2.18	152	$1,547

Item 6.	Selected Financial Data.

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of infusion pumps and related services in the United States. We service hospitals, oncology practices and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly and collect payment. We provide pump management services for the pumps and associated disposable supply kits to approximately 1,600 oncology clinics in the United States and retain title to the pumps during this process.

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

In February 2012, a Concerned Stockholder Group requested a Special Meeting as described in the 2011 Form 10-K. If the Special Meeting had resulted in a change in the majority of our Board under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”), a change in the majority of the Board would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would have allowed the Lenders to cause the debt of $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The 2011 consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company negotiated an amendment to its credit agreement to exclude this change of board members from its definition of an event of default and the Special Meeting was cancelled.

On April 24, 2012 we reached the Settlement Agreement with the Concerned Stockholder Group, resulting in a series of changes to the Board and senior leadership. In accordance with Section 141(b) of the Delaware General Corporation Law (“DGCL”) and Section 2.2 of the Company’s amended and restated bylaws, the total number of authorized directors on the Board was increased from seven (7) to twelve (12). These newly created vacancies were filled by John Climaco, Charles Gillman, Ryan Morris, Dilip Singh and Joseph Whitters. Timothy Kopra, Pat LaVecchia, Sean McDevitt, Jean-Pierre Millon and John Voris (“Old Board Members”) resigned as directors of the Company. As a result of the above, in accordance with Section 141(b) of the DGCL and Section 2.2 of the Bylaws, the total number of authorized directors on the Board was decreased from twelve (12) to seven (7) to be effective following the resignations of the Old Board Members. In addition, Mr. McDevitt, the Company’s then CEO resigned to pursue other interests and was replaced with Mr. Singh on an interim basis. Mr. Morris was appointed Executive Chairman. On February 9, 2013, the Board announced the approval of the waiver of the application of the standstill provisions provided in Section 2.2 of the Settlement Agreement to Meson Capital Partners LP, Meson Capital Partners LLC and Mr. Morris.

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended, valued at the average closing price of a share on the NYSE-MKT on the five trading days preceding the date of such issuance and totaled 0.5 million.

Per the terms of the consulting agreement, Mr. McDevitt’s Share Award Agreement entered into on April 6, 2010 with the Company terminated, including the 2.0 million shares of common stock potentially issuable under such agreement. Approximately $6.0 million in unrecognized compensation expense associated with such shares will not be recognized by the Company in the future. As these shares were forfeited before the requisite service period for this award was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

On November 30, 2012, the Company entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders, replacing the Company’s Credit Agreement, dated as of June 15, 2010, as amended, with Bank of America, N.A. as Administrative Agent and Keybank National Association as Lender. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively the (“Credit Facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%. Proceeds from the term loan were used for general corporate purposes as well as to repay the outstanding balance of the Company’s Bank of America credit agreement.

During fiscal 2012, the Company’s Board of Director’s explored and evaluated potential strategic alternatives as previously disclosed on March 15, 2012, including a potential sale of the Company or debt refinancing. As a result of these actions, the Company incurred costs of $0.6 million, specifically relating to professional fees and other fees and expenses. On January 3, 2013, the Company announced that the Company’s Board had formally ended its considerations of potential strategic alternatives initiated in March 2012. These costs are included within the General and Administrative line in our Consolidated Statement of Operations.

In addition, on January 3, 2013, the Company announced the appointment of Jan Skonieczny as Chief Operating Officer and the initiation of a search process for a permanent Chief Executive Officer (“CEO”) to replace the Company’s Interim CEO, Dilip Singh. As a result of that search, on March 14, 2013, the Company announced its Board of Directors had appointed Eric Steen, who has more than 30 years of medical device and pharmaceutical industry experience, as Chief Executive Officer, effective April 1, 2013. Dilip Singh, who has served as the Company’s Interim CEO since April 2012, will step down from that position on the same date.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2012 compared to the Year ended December 31, 2011

Revenues

Our revenue for the year ended December 31, 2012 was $58.8 million, an 8% increase compared to $54.6 million for the year ended December 31, 2011, primarily in rental revenues. The increase in revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts and the resolution of the oncology drug shortage affecting certain products which was having a negative effect on new patient start on pumps.

During the fourth quarter of 2012, a major group of third party payors revised their claim processing guidelines that affected all DME providers which pushed some of our claims from “in-network billed directly to a third-party payor” to “out-of-network billed directly to the patient” thereby increasing revenue based on the higher out-of-network rates. Conversely, collecting a higher portion of reimbursement directly from patients increases our bad debt expense in Selling, General and Administrative expenses.

Gross Profit

Gross profit for the year ended December 31, 2012 was $42.9 million, an increase of 21% compared to $35.4 million in the prior year. It represented 73% of revenues in the current year compared to 65% in the prior year. The increase in the gross margin as a percentage of revenue in 2012 was primarily related to the aforementioned increase in rental revenue, specifically third party billings, which generally have a higher gross profit margin.

Provision for Doubtful Accounts

Provision for doubtful accounts for the year ended December 31, 2012 was $5.3 million, compared to $4.1 million for the year ended December 31, 2011. It represented 9% of revenues in the current year compared to 8% in the prior year. The increase, as a percentage of revenues is primarily the result of the aforementioned recent changes by a major third party payor of their in-network process, which resulted in an additional write-off of approximately $1.0 million in the three months ended December 31, 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2012 was $2.7 million, which was consistent with the prior year end 2011.

Selling and Marketing Expenses

For the year ended December 31, 2012, our selling and marketing expenses were $9.9 million compared to $9.4 million for the year ended December 31, 2011. The increase in selling and marketing expenses is primarily related to expenses incurred by the increase in associated revenues as well as increased retention and travel costs in the sales and marketing departments. As compared to the prior year, these expenses remained consistent at 17% of revenues. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the year ended December 31, 2012, our general and administrative expenses were $23.1 million, compared to $18.0 million for the year ended December 31, 2011. General and administrative expenses during these periods consisted primarily of administrative personnel salaries, fringe benefits and payroll-related items, professional fees, legal fees, share-based compensation, insurance and other miscellaneous expenses. General and administrative expenses have increased from 33% to 39% of revenues for the year ended December 31, 2012 compared to the same period in the prior year. The increase was primarily related to an increase in professional service costs related to the Concerned Stockholder Group as described in Note 2 to the Consolidated Financial Statements and as described above. Additional legal, accounting and outside service fees of $2.2 million were incurred during the year relating to this matter and the Fifth Amendment to the Credit Facility, severance payments for the former CEO amounted to $1.0 million; $0.6 million was recorded for retention payments to key employees during this ongoing matter, and we incurred $0.6 million associated with our decision to evaluate potential strategic alternatives. Additional increases were mainly attributed to the aforementioned increase in finance and accounting staff and several other general and administrative accounts. These costs were partially offset by the reversal of previously recognized stock compensation expense of $1.4 million, for which the requisite service was not rendered.

Other Income and Expenses

During the year ended December 31, 2012, we recorded no gain or loss on derivatives compared to a gain of $0.1 million during the year ended December 31, 2011. Included in the year ended December 31, 2011 was the gain from the expiration on April 11, 2011 of all outstanding warrants to purchase common stock. For more information, refer to the discussion under “Summary of Significant Accounting Policies — Warrants and Derivative Financial Instruments” included in Note 2 and “Warrants and Derivative Financial Instruments” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2012, we recorded interest expense of $3.3 million, compared to $2.2 million for the year ended December 31, 2011. These increased amounts are mainly attributed to the payment of a monthly ticking fee equal to 1% of the aggregate amount outstanding on our credit agreement under our Fifth Amendment, which amounted to approximately $1.0 million for the year ended December 31, 2012 and the remaining increase consisted primarily of interest paid on our term loans, cash payments associated with our terminated interest rate swap, amortization of deferred debt issuance costs and interest expense on capital leases.

During the year ended December 31, 2012, we recorded an income tax benefit of $0.7 million, compared to a benefit of $23.1 million for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 was 30.84%, compared to 33.63% for the year ended December 31, 2011. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from December 31, 2011 through December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $2.3 million and $4.7 million of availability on the revolving line-of-credit compared to $0.8 million and $4.9 million of availability on the revolving line-of-credit at December 31, 2011. The increase in cash was primarily related to positive cash flows from operating activities offset by capital expenditures of $6.5 million, professional fees of $2.2 million, strategic alternative fees of $0.6 million and payments on capital leases of $2.5 million.

Cash provided by operating activities for the year ended December 31, 2012 was $5.5 million, compared to cash provided by operating activities of $6.7 million for the year ended December 31, 2011. The decrease is primarily attributable to an increase in revenue offset by better management of payment terms in accounts payable and other current liabilities.

Cash used in investing activities for the year ended December 31, 2012 was $2.6 million compared to $5.1 million for the year ended December 31, 2011. The decrease is primarily related to lower capital expenditures during the year and no acquisitions of intangible and other assets.

Cash used in financing activities for the year ended December 31, 2012 was $1.4 million compared to $5.8 million for the year ended December 31, 2011. The change was primarily related to additional borrowing due to a new debt agreement with Wells Fargo.

Management believes the current funds, together with expected cash flows from ongoing operations as well as the $4.7 million available as of December 31, 2012 on the revolving credit facility referred to below, are sufficient to fund our current operations.

On November 30, 2012, we entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%.

Proceeds from the term loan were used for general corporate purposes as well as to repay the outstanding balance of the Company’s the Bank of America credit agreement.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventory. As of December 31, 2012, the Company had revolving loan gross availability of $6.5 million and outstanding amounts totaling $1.8 million, leaving approximately $4.7 million available under the revolving credit facility.

The credit facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2012, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

The following is a description of these covenants.

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that is $1.25 million for the year ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

Contractual Obligations

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

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

Revenue Recognition

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when 1) persuasive evidence of an arrangement exists; 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when 1) we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively; 2) we have verified actual pump usage and 3) we receive patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues. We perform an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2012 and 2011, respectively. Our contracts with our next largest contracted payor, in the aggregate, accounted for approximately 18% and 21% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2012 and 2011, respectively. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings.

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Our estimate for allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on its financial position, results of operations, and cash flows.

Following is an analysis of the allowance for doubtful accounts for InfuSystem Holdings, Inc. for the years ended December 31 (in thousands):

	Balance at beginning of Period	Acquired in acquisition	Charged to costs and expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts — 2012	$1,773	$—	$5,251	$(3,888)	$3,136
Allowance for doubtful accounts — 2011	$1,796	$—	$4,099	$(4,122)	$1,773

(1)	Deductions represent the write-off of uncollectible account receivable balances.

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

We performed our annual impairment analysis in October 2012 and determined that the fair value of all remaining indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, we concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss existed and we recorded a $44.2 million non-cash asset impairment charge.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an additional interim goodwill and indefinite lived intangibles impairment analysis. For the purposes of the analysis performed during the third quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. We concluded that an impairment loss existed and for the three months ended September 30, 2011, we recorded $23.4 million for non-cash asset impairment charges representing our best estimate of the loss. Goodwill was fully impaired as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 28, 2013

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,326	$799
Accounts receivable, less allowance for doubtful accounts of $3,136 and $1,773 at December 31, 2012 and December 31, 2011, respectively	8,511	7,350
Accounts receivable — related party	—	98
Inventory	1,339	1,309
Other current assets	684	934
Deferred income taxes	1,971	682

Total Current Assets	14,831	11,172
Medical equipment held for sale or rental	2,626	2,013
Medical equipment in rental service, net of accumulated depreciation	13,071	14,732
Property & equipment, net of accumulated depreciation	867	927
Deferred debt issuance costs, net	2,362	421
Intangible assets, net	25,541	28,221
Deferred income taxes	17,806	18,187
Other assets	419	590

Total Assets	$77,523	$76,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,135	$4,004
Accounts payable — related party	9	59
Derivative liabilities	—	258
Current portion of long-term debt	3,953	6,576
Other current liabilities	4,098	2,235

Total Current Liabilities	10,195	13,132
Long-term debt, net of current portion	27,315	22,551
Other liabilities	—	415

Total Liabilities	$37,510	$36,098

Stockholders’ Equity
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 21,990,000 and 21,802,515, as of December 31, 2012 and issued and outstanding 21,330,235 and 21,132,545 as of December 31, 2011, respectively.	2	2
Additional paid-in capital	88,742	87,541
Accumulated other comprehensive loss	—	(136)
Retained deficit	(48,731)	(47,242)

Total Stockholders’ Equity	40,013	40,165

Total Liabilities and Stockholders’ Equity	$77,523	$76,263

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues
Rentals	$53,471	$46,795
Product sales	5,357	7,842

Net revenues	58,828	54,637
Cost of revenues:
Cost of revenues — Product, service and supply costs	9,165	9,128
Cost of revenues — Pump depreciation and loss on disposal	6,752	10,154

Gross profit	42,911	35,355

Selling, general and administrative expenses:
Provision for doubtful accounts	5,251	4,099
Amortization of intangibles	2,734	2,662
Asset impairment charges	—	67,592
Selling and marketing	9,864	9,371
General and administrative	23,062	17,987

Total selling, general and administrative:	40,911	101,711

Operating income (loss)	2,000	(66,356)

Other income (loss):
Gain on derivatives	—	83
Interest expense	(3,340)	(2,193)
Loss on extinguishment of long term debt	(671)	—
Other expense	(141)	(111)

Total other loss	(4,152)	(2,221)

Loss before income taxes	(2,152)	(68,577)
Income tax benefit	663	23,134

Net loss	$(1,489)	$(45,443)

Net loss per share:
Basic	$(0.07)	$(2.16)
Diluted	$(0.07)	$(2.16)
Weighted average shares outstanding:
Basic	21,430,012	21,074,093
Diluted	21,430,012	21,074,093

Comprehensive Loss:
Net loss	$(1,489)	$(45,443)
Unrealized loss on interest rate swap, net of taxes	—	(72)
Reclassification of hedging losses, net of taxes	136	—

Comprehensive Loss	$(1,353)	$(45,515)

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
(in thousands, except share data)	Shares	Par Value $0.0001 Amount				Shares	Amount
Balances at January 1, 2011	21,163	$2	$87,004	$(1,799)	$(64)	(46)	$—	$85,143
Restricted shares issued upon vesting	219	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	970	—	—	—	—	970
Treasury shares repurchased	—	—	(331)	—	—	(152)	—	(331)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	—	(102)	—	—	—	—	(102)
Net loss	—	—	—	(45,443)	—	—	—	(45,443)
Unrealized loss on interest rate swap	—	—	—	—	(72)	—	—	(72)

Total comprehensive loss	—	—	—	—	—	—	—	(45,515)

Balances at December 31, 2011	21,330	$2	$87,541	$(47,242)	$(136)	(198)	$—	$40,165
Restricted shares issued upon vesting	727	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,328	—	—	—	—	1,328
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(67)	—	(127)	—	—	—	—	(127)
Net loss	—	—	—	(1,489)	—	—	—	(1,489)
Reclassification of hedging loss	—				136	—	—	136

Total comprehensive loss	—	—	—	—	—	—	—	(1,353)

Balances at December 31, 2012	21,990	$2	$88,742	$(48,731)	$—	(198)	$—	$40,013

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
OPERATING ACTIVITIES
Net loss	$(1,489)	$(45,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on derivative liabilities	—	(83)
Loss on extinguishment of long-term debt	671	—
Provision for doubtful accounts	5,251	4,099
Depreciation	5,668	6,386
Loss on disposal of medical equipment	237	1,731
Gain on sale of medical equipment	(1,964)	(2,753)
Amortization of intangible assets	2,734	2,662
Asset impairment charges	—	67,592
Amortization of deferred debt issuance costs	228	238
Stock-based compensation	964	1,185
Deferred income taxes	(906)	(23,423)
Changes in Assets — (Increase)/Decrease, exclusive of effects of acquisitions:
Accounts receivable	(6,490)	(4,419)
Inventory	(30)	33
Other current assets	249	(184)
Other assets	664	657
Changes in Liabilities — Increase/(Decrease), exclusive of effects of acquisitions:
Accounts payable and other liabilities	(335)	(1,532)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,452	6,746

INVESTING ACTIVITIES
Purchases of medical equipment and property	(6,542)	(8,211)
Proceeds from sale of medical equipment and property	3,978	4,218
Acquisition of intangible assets	—	(625)
Other asset acquisitions	6	(509)

NET CASH USED IN INVESTING ACTIVITIES	(2,558)	(5,127)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(9,631)	(5,953)
Payoff of bank loan and revolver	(25,851)	—
Cash proceeds from bank loans and revolving credit facility	37,101	2,334
Payments on revolving credit facility	—	(1,750)
Payments for debt issuance costs	(2,842)	—
Common stock repurchased to satisfy taxes on stock based compensation	(144)	(102)
Treasury shares repurchased	—	(363)

NET CASH USED IN FINANCING ACTIVITIES	(1,367)	(5,834)

Net change in cash and cash equivalents	1,527	(4,215)
Cash and cash equivalents, beginning of period	799	5,014

Cash and cash equivalents, end of period	$2,326	$799

See accompanying notes to consolidated financial statements

The following table presents certain supplementary cash flow information for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
SUPPLEMENTAL DISCLOSURES
Cash paid for interest (including swap payments)	$3,112	$1,934
Cash paid for income taxes	$79	$249
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$121	$1,008
Medical equipment acquired pursuant to a capital lease	$522	$2,300

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2012 and 2011, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

The information in this Annual Report on Form 10-K includes the financial position as of December 31, 2012 and 2011 and results of operations, cash flows and stockholders’ equity for the years ended December 31, 2012 and 2011 of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”). In the opinion of the Company, the consolidated statements for all periods presented include all adjustments necessary for a fair presentation of the financial statements.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is a leading provider of infusion pumps and related services in the United States. The Company services hospitals, oncology clinics and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to approximately 1,600 oncology clinics in the United States. The Company retains title to the pumps during this process.

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

2.	Summary of Significant Accounting Policies

Revised Presentation in the Consolidated Statements

The Company both rents and sells medical equipment. It has come to management’s attention that based on promulgation through recent comments from the Staff of the Securities and Exchange Commission greater clarity and consistent classification should be provided in an entity’s financial statements around such assets on the balance sheet and in the statement of cash flows. Specifically, the Staff believes that a company should clearly disclose (i) assets on the balance sheet; and (ii) cash flows when presenting cash flows in relation to, and in consideration of, its predominant source of revenues.

Management believes that the predominant source of revenues and cash flows from this medical equipment is from rentals and most equipment purchased is likely to be rented prior to being sold. Accordingly, to conform to this clarified position, the Company has concluded that (i) the assets specifically supporting its revenue should be separately disclosed on the balance sheet; (ii) the purchase and sale of medical equipment that were historically recorded both in operating and investing cash flows should be classified solely in investing cash flows based on their predominant source; and (iii) other activities ancillary to the rental process should be consistently classified.

While management has concluded that the effect of correcting previous errors in its financial statements is not material, the Company reclassified certain elements of its Consolidated Balance Sheets and Consolidated Statement of Cash Flows for the year ended December 31, 2011 to allow for appropriate comparisons between years.

The effect of these reclassifications to the Consolidated Cash Flow Statement was to reduce Net cash provided by operating activities and reduce Net cash used in investing activities by $0.4 million for the year ended December 31, 2011 and the effect to the Consolidated Balance Sheet was to reclassify Inventory totaling $1.9 million to Medical equipment held for sale or rental as of December 31, 2011.

The corrections and reclassifications described above did not affect the Company’s consolidated statements of operations or total cash flows for the years ended December 31, 2011, or total assets as of December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions and is fully insured with the Federal Deposit Insurance Corporation (“FDIC”).

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on its financial position, results of operations and cash flows.

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Acquired in acquisition	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2012	$1,773	$—	$5,251	$(3,888)	$3,136
Allowance for doubtful accounts — 2011	$1,796	$—	$4,099	$(4,122)	$1,773

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventory

Our inventory consists of disposable products and related parts and supplies used in conjunction with medical equipment and is stated at the lower of cost or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.2 million, respectively, as of December 31, 2012 and 2011.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically five years. The Company does not depreciate ME held for sale or rent. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving medical equipment held for sale or rent and records a reserve based on estimated obsolescence, which was $0.1 million as of December 31, 2012 and none as of December 31, 2011.

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Information Technology (“IT”) software and hardware are depreciated over three years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold (outside of pre-owned pump sales), or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Impairment of Long-Lived Assets

Long-lived assets held for use are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. The Company reviews the carrying value of long-lived assets if there is an indicator of impairment. As a result of this assessment, the Company recognized a non-cash charge of approximately $1.4 million in medical equipment recorded in “cost of revenues – depreciation and loss on disposals” for the year ended December 31, 2011.

Goodwill Valuation

Historically, goodwill was tested annually for impairment or more frequently if circumstances indicate the possibility of impairment. Significant judgments required to estimate fair value include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. As a result of goodwill impairment in 2011, the company has no goodwill as of December 31, 2012 or 2011. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The trade names, physician and customer relationships and non-compete agreements arose primarily from the acquisitions of InfuSystem and First Biomedical. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is fifteen years. The acquired physician and customer relationship base represents a valuable asset of InfuSystem due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a fifteen year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis over five years and software is amortized on a straight-line basis over three years. Management tests non-amortizable intangible assets (i.e., trade names such as InfuSystem) for impairment annually or as often as deemed necessary.

The Company performed its annual impairment analysis October 1, 2012 and determined that the fair value of indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets. For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 6.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on our results of operations and cash flows.

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2012 and 2011, respectively. The contracts with our next largest contracted payor, in the aggregate, accounted for approximately 18% and 21% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2012 and 2011, respectively. The Company also has contracts with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings.

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

Share Based Payment

Entities are required to recognize stock compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a graded vesting basis over the award vesting period. Refer to Note 12 for further information on share based compensation.

Share based compensation expense recognized for the years ended December 31, 2012 and 2011 was $0.9 million and $1.2 million, respectively.

Warrants and Derivative Financial Instruments

On February 16, 2010 the Company announced an offer to exchange common stock for outstanding warrants. At the time, the Company had 35.1 million outstanding warrants. The exchange offer expired on March 17, 2010. The 9.4 million remaining warrants that existed after the exchange expired on April 11, 2011 and the Company recorded a realized gain of $0.1 million, which is included in the gain in derivatives line item on the income statement, during the year ended December 31, 2011.

Cash Flow Hedge

The Company was exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the exposure of this risk on July 20, 2010, the Company entered into a single interest rate swap and designated the swap as a cash flow hedge. As of December 31, 2011 the fair value of the swap was presented on the Company’s consolidated balance sheet within derivative liabilities, unrealized changes in the fair value were included in accumulated other comprehensive loss within the stockholders’ equity section on the Company’s consolidated balance sheet and amounts were reclassified out of accumulated other comprehensive income into interest expense when the underlying forecasted transaction affected earnings. During 2012, the Company’s single interest rate swap was terminated and paid in the amount of $0.2 million as a result of the Company’s new debt agreement. Amounts recorded in accumulated other comprehensive income based on the application of hedge accounting were reclassified to interest expense in 2012. The Company no longer has any interest rate swaps or hedging as of December 31, 2012.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2012 and 2011 relate to the Company’s Bank of America credit facility in 2011 and the Company’s Wells Fargo Debt at December 31, 2012. The Company classifies the costs related to these agreements as non-current assets and amortizes them using the interest method through the maturity date of the underlying debt. The Bank of America financing costs were fully expensed as of November 30, 2012 as a result of the loan termination. For a further discussion of the Company’s deferred debt issuance costs, see Note 8, Debt and other long-term obligations.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted loss per share computations for the years ended December 31:

	2012	2011
Numerator:
Net loss (in thousands)	$(1,489)	$(45,443)
Denominator:
Weighted average common shares outstanding:
Basic	21,430,012	21,074,093
Dilutive effect of non-vested awards and options	—	—
Diluted	21,430,012	21,074,093
Net loss per share:
Basic	$(0.07)	$(2.16)
Diluted	$(0.07)	$(2.16)

For the year ended December 31, 2012 and 2011, 0.2 million and 2.6 million, respectively, of unvested restricted shares were not included in the calculation because they would have an anti-dilutive effect. In addition, 0.3 million of vested stock options were not included in the calculation for the year ended December 31, 2012 because they would have an anti-dilutive effect.

Reclassifications

Certain amounts reported in prior years’ consolidated financial statements have been reclassified from what was previously reported to conform to the current year’s presentation. These reclassifications did not have a material impact on the Company’s results in any year.

3.	Going Concern and Management’s Plan

The accompanying consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) as described in the 2011 Form 10-K.

If the Special Meeting had resulted in a change in the majority of our Board of Directors (the “Board”) under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”), a change in the majority of the Board would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would have allowed the Lenders to cause the debt of $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The 2011 consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company negotiated an amendment to its credit agreement to exclude this change of board members from its definition of an event of default and the Special Meeting was cancelled.

On April 24, 2012 we reached an agreement (the “Settlement Agreement”) with the Concerned Stockholder Group, resulting in a series of changes to the Board and senior leadership. In accordance with Section 141(b) of the Delaware General Corporation Law (“DGCL”) and Section 2.2 of the Company’s amended and restated bylaws, the total number of authorized directors on the Board was increased from seven (7) to twelve (12). These newly created vacancies were filled by Mr. John Climaco, Mr. Charles Gillman, Mr. Ryan Morris, Mr. Dilip Singh and Mr. Joseph Whitters. Mr. Timothy Kopra, Mr. Pat LaVecchia, Mr. Sean McDevitt, Mr. Jean-Pierre Million and Mr. John Voris (“Old Board Members”) resigned as directors of the Company. As a result of the above, in accordance with Section 141(b) of the DGCL and Section 2.2 of the Bylaws, the total number of authorized directors on the Board was decreased from twelve (12) to seven (7) to be effective following the resignations of the Old Board Members. In addition, Mr. McDevitt, the Company’s then CEO (the “former CEO”) resigned to pursue other interests and was replaced with Mr. Singh on an interim basis.

Concurrent with and as a condition of the Settlement Agreement, on April 24, 2012, Mr. McDevitt entered into a consulting agreement with the Company under which he resigned as CEO of the Company and agreed to serve as a consultant until July 31, 2012. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “Plan”), valued at the average closing price of a share on the NYSE-MKT on the five trading days preceding the date of such issuance and totaled 0.5 million shares.

Per the terms of the consulting agreement, Mr. McDevitt’s Share Award Agreement entered into on April 6, 2010 with the Company terminated, including the 2.0 million shares of common stock potentially issuable under such agreement. Approximately $6.0 million in unrecognized compensation expense associated with such shares will not be recognized by the Company in the future. As these shares were forfeited before the requisite service period for this award was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

On November 30, 2012, the Company entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively the (“credit facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%.

Proceeds from the term loan were for general corporate purposes as well as to repay the outstanding balance of the Company’s the Bank of America credit agreement.

4.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2012	2011
Medical Equipment in rental service	$34,193	$31,734
Medical Equipment in service — pump reserve	(270)	(155)
Accumulated depreciation	(20,852)	(16,847)
Medical Equipment held for sale or rental	2,626	2,013

Total	$15,697	$16,745

Included in medical equipment in rental service above is $6.3 million and $7.4 million, as of December 31, 2012 and 2011, respectively, of pumps obtained under various capital leases. Included in accumulated depreciation above are $3.0 million and $2.2 million, as of December 31, 2012 and 2011, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the years ended December 31, 2012 and 2011 was $5.2 million and $5.9 million, respectively, which was recorded in cost of revenues — pump depreciation and loss on disposal, respectively.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2012	2011
Furniture, fixtures, and equipment	$2,440	$2,121
Accumulated depreciation	(1,573)	(1,194)

Total	$867	$927

Depreciation expense for the years ended December 31, 2012 and 2011 was $0.5 million, respectively, which was recorded in general and administrative expenses.

6.	Goodwill and Intangible Assets

Impairment Testing

The Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairments of goodwill and non-amortizable intangibles requires a two-step process. The first step is an estimation of fair value of the Company. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Impairment exists when the fair value of goodwill or indefinite-lived assets is less than the carrying value. The Company performed its annual impairment analysis in October 2012 and determined that the fair value of indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

As of June 30, 2011, based on a combination of factors, including a decline in our market capitalization, updated business forecasts, and the expiration of our warrants, the Company concluded that there were sufficient indicators to require us to perform an interim goodwill and indefinite-lived intangibles impairment analysis. For the purposes of the analysis performed during the second quarter of 2011, our estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The Company concluded that an impairment loss existed and accordingly, a $44.2 million non-cash asset impairment charge was recorded.

As of September 30, 2011, based on a significant decline in our market capitalization, we concluded that there was an indicator to require us to perform an interim goodwill and indefinite-lived intangibles impairment analysis and as a result, we concluded that an impairment loss was probable and could be reasonably estimated. For the purposes of the analysis performed during the third quarter of 2011, estimates of fair value were based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Accordingly, $23.4 million was recorded for non-cash asset impairment charges representing the Company’s best estimate of the loss. This estimate was based on significant unobservable inputs.

Based on the impairment analyses performed by the Company during the years ended December 31, 2012 and 2011, the following table outlines the impairment charges by asset category as of December 31 (in thousands):

	Goodwill	Trade Names
Value as of December 31, 2010	$64,092	$5,500
Impairment charges in 2011	(64,092)	(3,500)

Value as of December 31, 2011 and 2012	$—	$2,000

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2012
	Weighted Average Remaining Amortization Period in Years	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	—	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	5	32,866	10,373	22,493
Non-competition agreements	3	848	441	407
Software	2	1,647	1,006	641

Total nonamortizable and amortizable intangible assets		$37,361	$11,820	$25,541

	2011
	Weighted Average Remaining Amortization Period in Years	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	—	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	6	32,865	8,182	24,683
Non-competition agreements	4	848	258	590
Software	2	1,593	645	948

Total nonamortizable and amortizable intangible assets		$37,306	$9,085	$28,221

Amortization expense for intangible assets for the years ended December 31, 2012 and 2011 was $2.7 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31 are as follows (in thousands):

	2013	2014	2015	2016	2017
Amortization expense	$2,615	$2,465	$2,275	$2,191	$2,191

7.	Warrants and Derivative Financial Instruments

The Company determined that the warrants discussed in Note 2, issued in connection with the IPO, should be classified as liabilities when outstanding. Changes in the fair values of these instruments were reflected as adjustments to the amount of the recorded liabilities and the corresponding gain or loss was recorded in the Company’s statement of operations within “Gain (loss) on derivatives”. At the date of the conversion of each warrant or portion thereof, or exercise of the warrants or portion thereof, as the case may be, the corresponding liability was reclassified as equity.

On February 16, 2010 the Company announced an Offer to Exchange common stock for outstanding warrants. The exchange offer expired on March 17, 2010. There were 8.3 million publicly held warrants (issued in connection with the IPO) and 1.1 million privately held warrants remaining after the exchange and the warrants expired on April 11, 2011. The Company recorded a realized gain of $0.1 million as a result of the expiration.

The Company used derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affects earnings. As a result of the extinguishment of debt during the three months ended June 30, 2012, forecasted cash flows associated with the hedged variable-rate debt interest payments were concluded to no longer be probable. Consequently, $0.1 million recorded in AOCL relating to the hedging relationship was reclassified to interest expense.

As of December 31, 2011, the Company had a single interest rate swap liability outstanding with a fair market value of $0.3 million classified in Derivative Liabilities. This swap had a notional value of $15.6 million as of December 31, 2011. The Company measured the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications between fair value measurement levels during the periods ended December 31, 2012 or 2011.

The following table presents the changes in the fair value of the derivative designated as hedging instruments recorded in AOCL and earnings during the years ended December 31 (in thousands):

December 31, 2012
Description	Gain Recognized in OCL	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)
Interest rate swap	$1	Interest expense	$(136)

Total	$1		$(136)

December 31, 2011
Description	Loss Recognized in OCL	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)

Interest rate swap	$(158)	Interest expense	$—

Total	$(158)		$—

The following table presents the pretax gains that changes in the fair values of warrants had on earnings during the year ended December 31 (in thousands):

Description	Location of Gain (Loss) Recognized in Income	2012	2011
Warrants	Gain on derivatives	$—	$83

8.	Debt and other Long-term Obligations

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent. The facility initially consisted of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which originally matured in June 2014. Interest on the term loan was payable at the Company’s choice of LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%. As of December 31, 2011 interest was payable at LIBOR plus 4.5%, which equaled approximately 4.78%.

In conjunction with the acquisition of First Biomedical in 2010, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the note, the Company paid the Seller in equal installments over 24 months, which included annual interest of 5%. As of December 31, 2011 the outstanding principal due on the note was $0.2 million. The note was fully settled as of December 31, 2012.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”) as described in the 2011 Form 10-K.

If the Special Meeting had resulted in a change in the majority of our Board of Directors (the “Board”) under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”), a change in the majority of the Board would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would have allowed the Lenders to cause the debt of $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The 2011 consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company negotiated an amendment to its credit agreement to exclude this change of board members from its definition of an event of default and the Special Meeting was cancelled.

This amendment, the Fifth Amendment, was executed on April 24, 2012 and accelerated the maturity to July 2012 and added a monthly fee equal to one (1) percent “ticking fee” on outstanding amounts under that facility beginning in August 2012.

On November 30, 2012, the Company entered into a credit facility with Wells Fargo Bank as Administrative Agent and PennantPark as Lenders. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%.

Proceeds from Term Loan A and Term Loan B were used for general corporate purposes as well as to repay the outstanding balance of the Company’s the Bank of America credit agreement.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventory. As of December 31, 2012, the Company had revolving loan gross availability of $6.5 million and outstanding amounts totaling $1.8 million, leaving approximately $4.7 million available under the revolving credit facility.

The credit facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2012, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that is $1.25 million for the year ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

In conjunction with the new credit facility, the Company incurred debt issuance costs of $2.4 million. These costs are recognized in income using the effective interest method through the maturity date of November 30, 2016. Also, the Company incurred deferred debt issuance costs in 2010 in conjunction with the Bank of America loan agreement. The remaining unamortized debt costs, in respect to the previous loan agreement, were completely recognized when the Company executed the Fifth Amendment to that credit agreement on April 24, 2012. At that time, the Company also capitalized certain costs of $0.2 million incurred in the negotiation and execution of the Fifth Amendment which were to be amortized through the maturity date of July 30, 2013. The remaining unamortized debt costs, from the Fifth Amendment, were written off to loss on extinguishment of debt on the Company’s Statement of Operations when the Company executed the Wells Fargo loan agreement and repaid in full the Bank of America loan agreement on November 30, 2012. Amortization of all deferred debt issuance costs for the year ended December 31, 2012 was $0.2 million, including $0.1 million of our old credit facility, and were recorded in interest expense.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of December 31, 2012 as follows (in thousands):

	2013	2014	2015	2016	Total
Term Loans	$2,400	$2,400	$2,400	$21,100	$28,300
Capital Leases	1,553	979	396	40	2,968

Total	$3,953	$3,379	$2,796	$21,140	$31,268

9.	Income Taxes

The following table summarizes income (loss) before income taxes for the years ended December 31 (in thousands):

	2012	2011
U.S income (loss)	$(3,501)	$(69,696)
Non-U.S. income	1,349	1,119

Loss before income taxes	$(2,152)	$(68,577)

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 as follows (in thousands):

	2012	2011
U.S Federal income tax benefit
Current	$(93)	$(236)
Deferred	(717)	(21,009)

Total U.S. Federal income tax benefit	(810)	(21,245)
State and local income tax expense (benefit)
Current	(18)	205
Deferred	(191)	(2,409)

Total state and local income tax benefit	(209)	(2,204)

Foreign income tax expense
Current	356	315

Total income tax benefit	$(663)	$(23,134)

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2012	2011
Deferred Federal income tax assets —
Bad debt reserves	$1,075	$126
Stock based compensation	635	703
Net operating loss	5,564	4,585
Accrued compensation	483	94
Alternative minimum tax credit	47	42
Inventory	70	80
Accrued rent	18	18
Goodwill and intangibles	11,609	12,820
Derivative liability	—	87
Other	14	16

Total deferred Federal income tax assets	19,515	18,571

Deferred Federal income tax liabilities —
Depreciation and asset basis differences	(1,772)	(1,529)
Total deferred Federal income tax liabilities	(1,772)	(1,529)

Net deferred Federal income tax asset	17,743	17,042
Net deferred state and local income tax asset	2,034	1,827

Net deferred income taxes	$19,777	$18,869

The classification of net deferred income taxes as of December 31, 2012 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$1,971	$21,751	$23,722
Deferred tax liabilities	—	(3,945)	(3,945)

Net deferred income taxes	$1,971	$17,806	$19,777

The classification of net deferred income taxes as of December 31, 2011 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$682	$22,122	$22,804
Deferred tax liabilities	—	(3,935)	(3,935)

Net deferred income taxes	$682	$18,187	$18,869

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31 as follows:

	2012	2011
Income tax benefit at the statutory rate	34.00%	34.00%
State and local income tax benefit	1.78%	3.33%
Foreign income tax	(10.23%)	(0.28%)
Permanent differences	(5.38%)	(3.71%)
Resolution of uncertain tax positions	11.15%	0.17%
Other adjustments	(0.48%)	0.12%

Effective income tax rate	30.84%	33.63%

As of December 31, 2012, the Company had generated federal and state net operating loss carryforwards of approximately $16.4 million and $10.8 million, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2028. The state net operating losses have expiration periods which range from 5 to 20 years and vary by state. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is discussed in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended December 31, 2012. After adjusting the historical losses for non-recurring items, including the 2011 goodwill impairment, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of uncertain tax positions. The changes in unrecognized tax benefits were as follows for the years ended December 31:

	2012	2011
Beginning balance	$240	$247
Additions to prior year tax positions	—	109
Reductions to prior year tax positions	(109)	(13)
Reductions for lapse in statute of limitations	(131)	(103)

Ending balance	$—	$240

As of December 31, 2012, the Company had no gross unrecognized tax benefits.

The federal income tax returns of the Company for the years 2009 through 2012 are subject to examination by the IRS, generally for three years after the latter of their extended due date or when they are filed. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

10.	Related Party Transactions

During the years ended December 31, 2012 and 2011, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, Executive Vice-President of First Biomedical. Total purchases during 2012 and 2011 amounted to $0.1 million and $0.1 million, respectively. Outstanding payables associated with the purchases as of December 31, 2012 and 2011 was less than $0.1 million, respectively, and have been shown separately as Accounts Payable — related party in the Consolidated Balance Sheets. The Company also provided pumps to Adepto Medical during the year ended December 31, 2012 and 2011. Total revenue earned during the years ended December 31, 2012 and 2011 was less than $0.1 million and $0.4 million, respectively. Outstanding accounts receivable associated with the revenue were less than $0.1 million as of 2012 and 2011, respectively, and have been shown separately as Accounts Receivable —related party in the Consolidated Balance Sheets.

As described in Note 8, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note (the “Note”) with Thomas Creal, the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the Note, the Company paid the Seller in equal installments over 24 months, which includes annual interest of 5%. As of December 31, 2011 the outstanding principal due on the note was $0.2 million. The note was fully paid as of December 31, 2012. The Seller is a current employee of the Company and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC with another company executive. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease is thirty-six months, commencing on July 1, 2010. Rent is paid monthly and totals less than $0.1 million annually to each property owner.

11.	Commitments and Contingencies

Certain of the Company’s directors committed to purchase up to $1.0 million of the Company’s warrants from the Company in a private placement at a price of $.70 per warrant subsequent to the filing of the preliminary proxy statement seeking stockholder approval of the acquisition of the Company. Such officers and directors agreed not to sell or transfer the warrants until after the Company consummated a business combination. The warrants had an exercise price of $5.00 per share of common stock and became exercisable commencing on October 25, 2007, the acquisition date, and expired on April 11, 2011. The Company had the right to call the warrants for redemption in whole and not in part at a price of $0.01 per warrant at any time after the warrant became exercisable. There were 1,142,858 privately held warrants remaining after the exchange as discussed in Note 7 that expired in April 2011.

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

The Company had approximate minimum future operating lease commitments as of December 31 of (in thousands):

2013	2014	2015	2016	2017 and thereafter
$740	$611	$516	$339	$744

Lease expense for the years ended December 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively.

12.	Share-based Compensation

Stock award compensation expense is recognized on a graded vesting basis over the requisite service period of the award, which is the vesting term. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vest schedule.

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan.

As of December 31, 2012, 0.4 million common shares remained available for future grant under the Plan.

Restricted Shares

During the years ended December 31, 2012 and 2011, the Company granted restricted shares and stock options under the Plan.

During the years ended December 31, 2012 and 2011, the Company granted 0.3 million and 0.7 million restricted shares, of which 0.1 million shares vested immediately in each year with the remaining shares to be received at the end of a vesting period only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of the length of service for a period of three or four years. In addition, for 2012, the Company issued 0.5 million shares to its former CEO as a condition of the Settlement Agreement under which he resigned from the Company and agreed to serve as a consultant until July 31, 2012. For additional information, see Note 3.

During the year ended December 31, 2010, the Company granted 3.4 million restricted shares. Of the total shares granted, 1.4 million entitled a holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The remaining 2.0 million shares granted entitled the holder to receive common stock when the shares vest based upon certain market conditions tied to the Company’s stock price, or certain performance conditions including a change in control. In 2012, these 2.0 million shares were forfeited as a condition of the Settlement Agreement under which the Company’s former CEO resigned.

Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the years ended December 31:

	Number of shares (In thousands)	Weighted average grant date fair value
Unvested at December 31, 2010	2,174	$2.51
Granted	682	1.64
Vested	(168)	1.90
Vested shares forgone to satisfy minimum statutory withholding	(51)	2.19
Forfeitures	(1)	2.58

Unvested at December 31, 2011	2,636	$1.88
Granted	343	1.82
Vested	(169)	1.82
Vested shares forgone to satisfy minimum statutory withholding	(70)	1.81
Forfeitures	(2,172)	1.40

Unvested at December 31, 2012	568	$1.87

As of December 31, 2012, there was $0.5 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a period of approximately 4 years. As of December 31, 2011, there was $6.6 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, of which approximately $6.0 million related to the former CEO’s restricted shares that were forfeited in April 2012 before the requisite service period for the awards were rendered and therefore previously recognized stock compensation expense totaling $1.3 million was reversed and recorded as a reduction of general and administrative expenses during the 2012 year. This represented a forfeiture of 2.0 million shares. For additional information see Note 3.

Stock Options

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The expected life of the stock option is based on the simplified method as described in SAB Topic 14, “Share-Based Payment”. Because the Company does not have a history of granting options, the Company believes the simplified method is the best estimate of option life. Dividend yields have not been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

During the year ended December 31, 2012, the Company granted 1.4 million stock options, of which 1.2 million were issued to board members, at exercise prices which were the market price on the date of the grant. There were no stock options granted during the year ended December 31, 2011. The following table details the various stock options issued in 2012:

	2012
	Number of Shares (in thousands)	Weighted Average grant date fair value
Unvested at December 31, 2011	—	—
Granted	1,375	$2.21
Vested	(967)	$2.25

Unvested at December 31, 2012	408	$2.12

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the year ended December 31, 2012:

2012
Expected volatility	60%
Risk free interest rate	0.25%
Expected lives at date of grant (in years)	3.42
Weighted average fair value of options granted	$2.21

There was no stock option activity for the year ended December 31, 2011.

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Restricted share expense	$451	$1,185
Stock option expense	513	—

Total stock-based compensation expense	$964	$1,185

*	Includes $0.4 million expense reversal for previously recognized tax gross-up liability; a change in estimate due to the $0.9 million forfeiture of 2.0 million restricted share grants; and $1.0 million of additional stock compensation expense due to the Settlement Agreement described in Note 3.
**	Includes $0.2 million expense for a tax gross-up liability associated with certain restricted share grants.

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

During the year ended December 31, 2012 the Company did not repurchase any shares in the open market; however, during the year ended December 31, 2011, the Company repurchased less than 0.2 million at an average price of $2.18 at a cost of approximately $0.3 million.

13.	Employee Benefit Plans

The Company has defined contribution plans in which the Company contributes a certain percentage of employee contributions. The Company matching contributions totaled $0.1 million for 2012 and $0.2 million for the year ended December 31, 2011. The Company does not provide other post-retirement or post-employment benefits to its employees.

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

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that material misstatements will be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2012. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we identified a material weakness related to record-keeping of minutes of the meetings of the Board of Directors and its committees, as described below, and consequently concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

During the preparation of our Form 10-K for 2012, our management identified a material weakness in the Company’s internal control over financial reporting relating to the timely circulation and approval of minutes of the Board of Directors and its committees and our stock-based compensation calculations for the year ended December 31, 2012. During 2012 a majority of the Company’s Board of Directors and its CEO and CFO, were replaced and, in the transition, timely approval and record-keeping of board minutes were not performed. While minutes were contemporaneously recorded, this material weakness specifically related to the circulation and finalization of approvals of such minutes. Such timely circulation and approvals would have improved the timeliness and preparation of certain accounting analyses and related stock-based compensation calculations. Our management has reassessed its process with regard to Board of Directors and related committee minutes and our stock-based compensation calculations and has taken steps to assure that adequate procedures are in place on a go forward basis to remediate this weakness.

Remediation of a Previously Identified Material Weakness

In our Annual Report on Form 10-K for the year ended December 31, 2011, we reported a material weakness in internal control over financial reporting relating to limited finance staffing levels that were not commensurate with the Company’s increased complexity and its financial accounting and reporting requirements in light of the Company’s continued growth from the acquisition of First Biomedical. During 2012, we initiated measures to continue our remediation activities related to the controls over financial reporting at the First Biomedical business by implementing new procedures and internal controls at both our corporate office and at our First Biomedical business. These procedures included, but were not limited to, (i) application of a more rigorous review of the monthly close processes; (ii) reviews by corporate office personnel of journal entries prepared by the First Biomedical business; (iii) changes made to require approval of certain asset purchases; (iv) a change in the financial reporting structure; and (v) establishment of a formalized process to ensure key controls are identified, the design of controls is appropriate, and appropriate evidentiary documentation of transactions is maintained. We believe we have implemented policies and procedures sufficient to conclude that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of internal control weaknesses previously identified at the First Biomedical business and consequently we have concluded this matter no longer represents a material weakness in the controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

	3.	Exhibits

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated By-Laws (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Rights Agreement, dated as of November 12, 2010, between InfuSystem Holdings, Inc. and Mellon Services, LLC as Rights Agent (4)

4.3	First Amendment to Rights Agreement, dated as of June 8, 2012, by and between InfuSystem Holdings, Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services, LLC), as rights agent (7)

10.1	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (8)

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (9)

10.3	Stock Purchase Agreement, dated as of June 15, 2010, among InfuSystem Holdings, Inc., the Stockholders of First Biomedical, Inc. and Thomas F. Creal II, as Representative (10)

10.4	Credit Agreement, dated as of June 15, 2010, among InfuSystem Holdings, Inc., InfuSystem, Inc. and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (10)

10.5	First Amendment to Credit Agreement, dated as of January 27, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (11)

10.6	Second Amendment to Credit Agreement, dated as of April 1, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (12)

10.7	Third Amendment to Credit Agreement, dated as of May 20, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (11)

10.8	Fourth Amendment to Credit Agreement, dated as of July 21, 2011, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (13)

10.9	Waiver to Credit Agreement, dated as of March 15, 2012, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (11)

10.10	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (14)

10.11*	Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 †

Exhibit Number	Description of Document
10.12	Limited Waiver granted to Meson Capital and Ryan Morris, dated February 9, 2013 (15)

10.13	Settlement Agreement by and among InfuSystem Holdings, Inc., Kleinheinz Capital Partners, Boston Avenue Partners, and the individuals named therein, dated as of April 24, 2012 (14)

10.14	Employment Agreement, dated as of November 12, 2007, by and between InfuSystem Holdings, Inc. and Janet Skonieczny (16)

10.15	Restricted Stock Award Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., dated June 1, 2010 (17)

10.16*	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013

10.17	Share Award Agreement by and between InfuSystem Holdings, Inc. and Sean McDevitt, dated as of April 6, 2010 (18)

10.18	Consulting Agreement by and between InfuSystem Holdings, Inc. and Sean McDevitt, dated as of April 24, 2012 (14)

10.19	Restricted Stock Award Agreement between Scott Chesky and InfuSystem Holdings, Inc., dated June 1, 2010 (17)

10.20	Restricted Stock Award Agreement between David Haar and InfuSystem Holdings, Inc., dated June 1, 2010 (17)

10.21	Consulting Agreement between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of March 16, 2012 (19)

10.22	First Amended Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of August 14, 2012 (20)

10.23	Amendment to First Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated February 9, 2013 (15)

10.24	Employment Agreement by and between InfuSystem Holdings, Inc. and Ryan J. Morris, dated as of April 24, 2012 (14)

10.25	Employment Agreement by and between InfuSystem Holdings, Inc. and Dilip Singh, dated as of April 24, 2012 (14)

10.26	Employment Agreement by and between InfuSystem Holdings, Inc. and Dilip Singh, dated as of October 4, 2012 (21)

10.27	Employment Agreement by and between Dilip Singh and InfuSystem Holdings, Inc., dated February 9, 2013 (15)

10.28	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (22)

10.29	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (22)

10.30*	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (23)

14.1	Code of Ethics (23)

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of Deloitte & Touche LLP

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2006.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2012.
(6)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-129035) filed on March 3, 2006.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2012.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 3, 2009.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2010.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K Filed on March 16, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2012.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2013.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2007.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-167914) filed on July 1, 2010.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2010.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2012.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2012.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 10, 2012.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 19, 2013.
(23)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129035) filed on January 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 28, 2013	By:	/s/ DILIP SINGH
Dilip Singh Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 28, 2013	By:	/S/ DILIP SINGH
Dilip Singh Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 28, 2013		/S/ JONATHAN FOSTER
Jonathan Foster Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 28, 2013		/S/ RYAN MORRIS
Ryan Morris Chairman of the Board Director

Date: March 28, 2013		/S/ JOHN CLIMACO
John Climaco Director

Date: March 28, 2013		/S/ DAVID DRYER
David Dryer Director

Date: March 28, 2013		/S/ CHARLES GILLMAN
Charles Gillman Director

Date: March 28, 2013		/S/ JOSEPH WHITTERS
Joseph Whitters Director

Date: March 28, 2013		/S/ WAYNE YETTER
Wayne Yetter Director