Form 10-K/A
period 2012-12-31
InfuSystem Holdings, Inc
filed 2013-04-30
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $35,262,609. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by Directors and Officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of April 25, 2013 was 21,802,515.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. (the “Company” or “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2013.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The table set forth below lists the names and ages of each of the five current members of the Board of Directors.

Name	Age	Position

David Dreyer	55	Director
Ryan Morris	28	Director, Executive Chairman of the Board
Eric Steen	56	Director, Chief Executive Officer, President
Joseph Whitters	55	Director
Wayne Yetter	67	Director

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

Ryan Morris (Director; Executive Chairman of the Board). Mr. Morris has served as the Executive Chairman of our Board since April 2012. Since October 2012, he has served on the Board of Directors of Lucas Energy, a NYSE MKT-listed independent oil and gas company and Chairman since December 2012. Mr. Morris is the Managing Partner of Meson Capital Partners, a New York-based investment partnership, which he founded in February 2009. Since June 2011, Mr. Morris has served as a member of the equity committee responsible for selling the assets of and maximizing value to the stockholders of, HearUSA, Inc. (HEARQ.PK), a formerly NYSE MKT-listed company in Chapter 11 bankruptcy. Prior to founding Meson LP, in 2008 he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank, and he continues to serve as its Chief Executive Officer. Mr. Morris has a Bachelor’s of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University and is a Chartered Financial Analyst.

Mr. Morris brings extensive investment experience as both a founder of an operating company, as well as an investment partnership.

Eric Steen (Director; Chief Executive Officer and President). Eric Steen most recently served as the principal of Eric K. Steen & Associates, a consulting business providing services to medical device and pharmaceutical companies, from February 2012 to March 2013. Prior to forming Eric K. Steen & Associates, Mr. Steen was President of Central Admixture Pharmacy Services, where he turned a start-up company into a successful $150 million pharmacy services organization with 25 locations. Mr. Steen was employed at Central Admixture Pharmacy Services from 1992 to 2012, and served as President starting in 1997. Mr. Steen concurrently served as the Chief Marketing Officer of B. Braun Medical Inc., a $1.5 billion organization offering infusion therapy and pain management products and services. Mr. Steen was employed at B. Braun Medical Inc. from 1997 to 2012. Mr. Steen began his career in sales and operations management at American Hospital Supply Corp., where he was employed from 1978 to 1983, and at Baxter Healthcare, where he was employed from 1983 to 1992. Mr. Steen earned a Master of Business Administration degree from Arizona State University and a Bachelor of Science Degree in Business Administration from San Diego State University.

Joseph Whitters (Director). Joseph Whitters has been an Advisor to Frazier Health Care, a venture capital firm since 2005. From 1986 to January 2005, Mr. Whitters was employed in various capacities with First Health Group Corp., a nearly $2 billion market capitalization managed healthcare company serving the group health, workers compensation, and state agency markets, including as Chief Financial Officer and Executive Vice President. Prior to joining First Health in 1986, he served as Controller for the largest subsidiary of United HealthCare Corp. Previously, he served on the Boards of Directors and the audit committees of various public companies including Mentor, Solexa, Luminent Mortgage and most recently, PRGX Global, Inc., where he also serves on the Compensation Committee. Mr. Whitters has also been an advisor or board member with several private companies, including PCI Packaging, where he is Chairman of the Audit Committee. Mr. Whitters began his career in public accounting with Peat Marwick and has a Bachelor’s of Arts in accounting degree from Luther College in Iowa. Mr. Whitters is a certified public accountant.

Mr. Whitters brings almost 20 years of experience in senior financial management positions with healthcare corporations, and the financial expertise and leadership abilities developed during his service in a senior finance role at a large, national health benefits company.

Wayne Yetter (Director). Wayne Yetter has served a member of the Company’s Board of Directors since September 2005. He served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp, from September 2005 to August 2008. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. Mr. Yetter has built and led a variety of multi-million dollar businesses and pharmaceutical operations for some of the largest companies in the world. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and Chief Executive Officer. Under his leadership, Astra Merck’s product, Prilosec, grew to be the #1 pharmaceutical product in the United States at the time. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and Chief Executive Officer of the United States pharmaceutical business. In 1999, he joined IMS and later led its spinout company, Synavant, where he was Chairman and Chief Executive Officer for three years before Synavant merged with Dendrite International in 2003. He also served as an advisor to Alterity Partners from 2003 until 2004. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc., which was acquired by Shire Pharmaceuticals, and Chairman of the Board for Noven Pharmaceuticals. In addition, Mr. Yetter also has served as the Lead Independent Director of Matria Healthcare. Mr. Yetter currently serves on the Board of Directors of Strategic Diagnostics Inc. (NASDAQ: SDIX) and is Chairman of the Board of NuPathe, Inc. (NASDAQ: PATH).

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

Name	Age	Position

Ryan Morris (1)	28	Executive Chairman of the Board and Director
Eric Steen (1)	56	Chief Executive Officer, President and Director
Jonathan P. Foster	49	Chief Financial Officer
Janet Skonieczny	54	Chief Operating Officer, Compliance Officer and Privacy Officer
David M. Haar	50	Senior Vice President of Sales and Marketing
Thomas F. Creal II	66	Executive Vice President, First Biomedical

(1)	See “Directors” for biographical information regarding Messrs, Morris and Steen.

Jonathan P. Foster

Jonathan P. Foster has served as the Company’s Chief Financial Officer since March 2012. Mr. Foster has held a variety of executive and senior financial positions with public and private companies. From 2011 to 2012, Mr. Foster served as Interim Director of Finance & Accounting for LSG Sky Chefs USA, Inc., in Dallas, Texas, a subsidiary of LSG Lufthansa Service Holding AG, headquartered in Germany. From 2000 to 2011, Mr. Foster served as majority owner and President of United Credit, Inc. and as founder and Chief Executive Officer of two other companies focused on the consumer finance and collateral protection insurance markets, Advance Today, LLC, and Furobos Reinsurance Ltd. Mr. Foster was the Chief Financial Officer and Executive Vice President of Drypers Corporation, a global consumer products company with operations in North and South America, Asia, and Europe, from 1996 to 2000. From 1991 to 1996, Mr. Foster served as Chief Financial Officer of Dickson Weatherproof Nail Company, a private company based in Houston and Chicago, and in controller and treasurer positions with divisions of Schlumberger Ltd. Mr. Foster began his accounting career in 1985 with the Enterprise Group of Deloitte & Touche LLP in Charlotte, North Carolina, and later became a manager in their Middle Market Group in Atlanta, Georgia. Mr. Foster is a Certified Public Accountant in South Carolina and is a member of the AIPCA, from which he received a Chartered Global Management Accountant designation. Mr. Foster earned his B.S. in Accounting from Clemson University. Mr. Foster has served on the Board of Directors for the Easley Baptist Hospital Foundation since 2006 and has also served in public office as a member of the Board of Financial Institutions for the State of South Carolina from 2006 to 2012.

Janet Skonieczny

Janet Skonieczny became the Company’s Chief Operating Officer in January 2013. Prior to 2013, she served as the Company’s Vice President of Operations, Compliance Officer and Privacy Officer since November 2007 and as Vice President of Operations of InfuSystem, Inc. the Company’s wholly-owned subsidiary, since 1998. Further, she served as the Company’s Corporate Secretary from 1997 to May 2012. During her tenure, she has facilitated the development and implementation of third party billing programs, assisted in the integration of those programs with inventory and tracking systems and led the development and implementation of the Company’s Compliance and Privacy Programs. From 1988 until 1994 she was Office Manager, and from 1990 until 1998 Operations Manager for Venture Medical, a predecessor company to InfuSystem, Inc., which commenced business operations in 1988. At Venture Medical she played key managerial roles in Nova Healthcare Industries, a manufacturer and designer of speculum sheath protectors used in gynecologic procedures, Medical Reimbursement Solutions, a third-party billing company that formatted and transmitted billing claims on behalf of infusion centers, physicians and hospitals and Aventric Medical, Inc., a Midwest distributor of high-tech equipment such as pacemakers, cardiac imaging devices and drug delivery systems.

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

CODE OF BUSINESS CONDUCT AND ETHICS POLICY

The Company maintains a Code of Business Conduct and Ethics Policy that applies to its directors, officers, employees, agents, consultants, contractors, suppliers and representatives. The Company will disclose any waivers of the code applicable to our directors or executive officers on a Form 8-K as required by NYSE MKT listing requirements, SEC rules or applicable law. Any waivers of the code for executive officers or directors may be made only by the Board. To date, no waivers have been requested or granted. A copy of this Code of Business Conduct and Ethics Policy is available at our website, at www.infusystem.com, under “Governance Documents.”

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Audit Committee are Joseph Whitters (Chairman), David Dreyer and Wayne Yetter. Our Board of Directors has determined that each of Mr. Dreyer and Mr. Whitters qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. All members of our Audit Committee are independent, including Messrs. Dreyer and Whitters, as required by the Sarbanes-Oxley Act of 2002 and NYSE MKT listing requirements.

Item 11. Executive Compensation

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a “smaller reporting company,” the Company is permitted to provide the scaled disclosure required by Items 402(m)-(r) of Regulation S-K in lieu of the more extensive disclosure required of other reporting companies.

Summary Compensation Table

The following table sets forth the compensation of the executive officers of the Company for the fiscal years ended December 31, 2012 and 2011. Only compensation for years in which the named executive officer served in such capacity is presented.

Name and Principal Position	Year	Salary ( $ )	Bonus ( $ )	Stock Awards ( $ ) (4)	Option Awards ( $ ) (4)	Non-Equity Incentive Plan Compensation ( $ )	Change in Pension Value & Nonqualified Deferred Comp ( $ )	All Other Compensation ( $ ) (5)	Total ( $ )
Dilip Singh Chief Executive Officer (1)	2012	$200,769	$500,000	$—	$285,261	$—	$—	$1,320	$987,350

Sean McDevitt Former Chief Executive Officer (2)	2012	$146,770	$—	$1,000,000	$—	$—	$—	$95,139	$1,241,909
	2011	$360,000	$—	$—	$—	$—	$—	$91,142	$451,142

Jonathan Foster (3)	2012	$488,846	$—	$—	$—	$—	$—	$338	$489,184

Janet Skonieczny Chief Operating Officer, Compliance Officer, Privacy Officer	2012	$212,692	$50,000	$30,890	$—	$—	$—	$10,966	$304,548
	2011	$207,000	$200,000	$28,750	$—	$—	$—	$433	$436,183

(1)	Mr. Singh was appointed Chief Executive Officer on April 24, 2012. On March 31, 2013, he resigned from the position.
(2)	Mr. McDevitt resigned as Chief Executive Officer, effective April 24, 2012.
(3)	Mr. Foster was appointed Chief Financial Officer, effective March 16, 2012.
(4)	In accordance with the SEC’s proxy disclosure rules, included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock unit and stock option awards made during the respective fiscal years computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. Mr. McDevitt’s shares were awarded pursuant to the terms of a Consulting Agreement, entered into in connection with the termination of his service to the Company.
(5)	All Other Compensation for 2012 consists of the following: (i) for Mr. Singh, $1,320 for life insurance benefits; (ii) for Mr. McDevitt, $139 for life insurance benefits and $95,000 in reimbursement of the costs of negotiating and preparing the Consulting Agreement upon his termination; (iii) for Mr. Foster, $338 for life insurance benefits; and (iv) for Ms. Skonieczny, $10,533 in net income for an automobile allowance and $433 in life insurance benefits. All Other Compensation for 2011 consists of the following: (i) for Mr. McDevitt, $40,000 for his services as Chairman of the Board, $50,000 for his services as a member of the Board of Directors, $450 for life insurance benefits and $692 for a stipend opting out of health insurance; and (ii) for Ms. Skonieczny, $433 for life insurance benefits.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2012.

	Option Awards:					Stock Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dilip Singh	500,000	—	—	$2.25	04/24/15	—	$—	—	$—

Sean McDevitt	—	—	—	$—	—	—	$—	—	$—

Jonathan Foster	—	—	—	$—	—	—	$—	—	$—

Janet Skonieczny	—	—	—	$—	—	32,447	$48,671	—	$—

(1)	Represents unvested restricted shares of common Stock multiplied by $1.50, the closing price of the Company’s Common Stock on December 31, 2012, as quoted by the NYSE MKT.

Potential Payments Upon Termination or Change in Control

The following table and footnotes quantify the payments and benefits that Mr. Singh, Mr. Foster and Ms. Skonieczny would be required to be paid under the Company’s compensation programs upon various scenarios for termination of employment or a change in control of the Company as of December 31, 2012 under the terms of such officers’ employment agreements at December 31, 2012. Further, the following table and footnotes quantify the actual payments paid and benefits given to Mr. McDevitt, upon the termination of his service as our Chief Executive Officer.

Named Executive Officer	Agreement	Termination by the named executive officers for any reason, by the Company for cause or by the Company upon the named executive officer’s death or disability	Termination by the Company without cause		Change in Control
	Employment
Dilip Singh	Agreement	Accrued salary, bonus and benefits				(1)
	Consulting		$1,000,000	(2)
Sean McDevitt	Agreement	N/A	in shares		N/A
	Employment
Jonathan P. Foster	Agreement	Accrued salary, bonus and benefits		(3)		(3)
	Employment
Janet Skonieczny	Agreement	Accrued salary, bonus and benefits		(4)		(4)

(1)	Pursuant to the terms of an amended Employment Agreement, dated October 4, 2012, in the event of a change in control as defined in the agreement, Mr. Singh was entitled to receive a bonus in the amount of $375,000 to be paid on the date of the closing of a transaction giving rise to a change of control of the Company. On February 9, 2013, Mr. Singh entered into an amended Employment Agreement. See detail of amended agreement below.
(2)

Mr. McDevitt’s service to the Company terminated on April 24, 2012 and the amount in this table reflects actual payments made. Pursuant to the terms of a Consulting Agreement, dated April 24, 2012, in exchange for serving as a consultant of the Company through July 31, 2012, the Company paid Mr. McDevitt a consulting fee of $1,000,000, paid in three installments of $83,333 in shares of the Company’s Common Stock on each of April 24, 2012, May 15, 2012 and June 15, 2012, and a fourth installment of $750,000 in shares of the Company’s common stock on July 31, 2012. Shares were valued at the average closing price of a share on the NYSE MKT on the five trading day preceding each issuance date. The Company also provided Mr. McDevitt continued healthcare benefits. The Company also reimbursed $95,000 of Mr. McDevitt’s expenses in connection with the negotiation and preparation of the Consulting Agreement. The Consulting Agreement provided for termination of the Share Award Agreement dated as of April 6, 2010 by and between the Company and Mr. McDevitt, pursuant to which the Company granted Mr. McDevitt the right to receive up to an aggregate of 2,000,000 shares of Common Stock in increments based upon the attainment of specified trading price levels from $5.00 to $15.00.
(3)	Pursuant to the terms of an amended Employment Agreement, dated August 14, 2012, in the event of a change in control or termination without cause as defined in the agreement, within 15 days after the occurrence of the change of control, Mr. Foster was entitled to a payment of $125,000 plus the sum of all fees that would have been paid by the Company from the date of the change in control until March 16, 2013, up to a maximum of five (5) months. On February 9, 2013, Mr. Foster entered into an amended Employment Agreement. See detail of amended agreement below.
(4)	Pursuant to the terms of an Employment Agreement, dated November 12, 2007, Ms. Skonieczny was entitled to receive a pro-rata bonus award for the year of termination and continued payment of her base salary for two years from the date of termination, subject to her execution of a release and compliance with customary confidentiality and non-disparagement obligations. Upon termination without cause or a change of control, the Employment Agreement also provided for the accelerated vesting of a restricted stock award that has already fully vested. Note that the change in the composition of the Board approved pursuant to the Settlement Agreement by the then-comprised Board did not constitute a change in control under Ms. Skonieczny’s Employment Agreement. On January 2, 2013, Ms. Skonieczny entered into an amended Employment Agreement. See detail of amended agreement below.

Consulting Agreement with Sean McDevitt

On April 24, 2012, the Company and Mr. McDevitt entered into the Consulting Agreement, pursuant to which Mr. McDevitt resigned as Chief Executive Officer of the Company, effective April 24, 2012, and agreed to serve as a consultant to the Company to perform such services, including assistance in connection with any acquisition or disposition transaction, advice and counsel, and such other actions, as reasonably directed by the Board of Directors, the Chief Executive Officer or the Chief Financial Officer from April 24, 2012 to July 31, 2012 (the “Consulting Period”). During the Consulting Period, the Company paid Mr. McDevitt a consulting fee of $1,000,000, paid in installments of shares of the Company’s Common Stock, and provide continued healthcare benefits. On each of the date of the Consulting Agreement, May 15, 2012 and June 15, 2012, the Company paid Mr. McDevitt installments of $83,333 in shares of Common Stock valued at the average closing price of a share of the Common Stock on the NYSE MKT on the five trading days preceding the date of each such issuance. On July 31, 2012, the Company paid Mr. McDevitt a final installment of $750,000 in shares of Common Stock valued at the average closing price of a share of the Common Stock on the NYSE MKT on the five trading days preceding such date. The Company also reimbursed $95,000 of Mr. McDevitt’s expenses in connection with the negotiation and preparation of the Consulting Agreement. The Consulting Agreement also provided for releases by each of Mr. McDevitt and the Company of the other and a mutual non-disparagement covenant and required the Company to provide continued indemnification of Mr. McDevitt in accordance with the Company’s current Organizational Documents.

In addition, the Consulting Agreement provided for termination of the Share Award Agreement dated as of April 6, 2010 by and between the Company and Mr. McDevitt, pursuant to which the Company granted Mr. McDevitt the right to receive up to an aggregate of 2,000,000 shares of Common Stock in increments based upon the attainment of specified trading price levels from $5.00 to $15.00.

Agreement with Dilip Singh

Pursuant to an amended Employment Agreement between the Company and Mr. Singh dated October 4, 2012 (“Second Term”), Mr. Singh continued to serve as Interim President and Chief Executive Officer of the Company for a month to month period up to a period of four (4) months from the effective date of October 24, 2012. On February 9, 2013, the Company and Mr. Singh entered into an amended and restated employment agreement, providing for Mr. Singh’s service through April 24, 2013 (“Final Term”). Mr. Singh continued to receive a salary of $300,000 per annum. He was eligible for a performance bonus, up to a maximum of $166,667 for the Second Term and $83,333 for the Final Term, based upon satisfaction of performance objectives to be developed by the Compensation Committee. In the event that the Compensation Committee, in its sole discretion, determined that the performance bonus criteria have not been satisfied in full for any term of the agreement, the performance bonus could be earned on a partial basis, as determined by the Compensation Committee. In the event of a “change in control,” as defined in the agreement, the performance bonus for the term in which such change of control occurs would have been paid on the date of the closing of the transaction giving rise to the change of control.

In addition, Mr. Singh received an option grant on April 24, 2012 to purchase 500,000 shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Common Stock on the date of grant (i.e. $2.25 per stock option). The options vested ratably over the Initial Term, with one-sixth (1/6) of the options vesting on the 24th day of each month. In the event of a “change of control” or upon any termination of Mr. Singh’s employment other than for “cause” (as such terms are defined in the agreement), or otherwise at the direction of the Compensation Committee, all options shall vest and become immediately exercisable. Under the terms of the amended and restated agreement entered into on February 9, 2013, Mr. Singh has a period of eighteen months following the later of April 24, 2013 or his actual termination date in which to exercise his vested stock options. Mr. Singh was also entitled to reimbursement from the Company for all reasonable temporary living expenses associated with his residence in or around Madison Heights, Michigan, and regular travel between Madison Heights and Mr. Singh’s place of residence.

On March 31, 2013, Mr. Singh resigned as Chief Executive Officer of the Company.

Agreement with Jon Foster

Pursuant to an amended Employment Agreement (“First Amendment”) between the Company and Mr. Foster dated August 14, 2012, Mr. Foster continued to serve as Chief Financial Officer as a consultant of the Company through March 16, 2013; and pursuant to an amendment (“Second Amendment”) dated February 9, 2013, Mr. Foster will continue to serve through June 30, 2013 (the “Term”). Under this agreement, (i) Mr. Foster’s consulting fee will continue to be paid $25,000 on the 15th day and the last day of each month during the Term; (ii) the Term is automatically renewable for successive one month periods until the Company provides at least sixty days advance notice of termination; (iii) Mr. Foster received a bonus of $20,000 on March 16, 2013; (iv) in the event of a “change in control,” as defined in the agreement, within 15 days after the occurrence of the change of control, Mr. Foster will be paid $125,000 plus the sum of all fees that would have been paid by the Company from the date of the change in control until June 30, 2013, up to a maximum of five (5) months; and (iv) the Company reimbursed Mr. Foster for legal expenses incurred in connection with negotiating the amended Employment Agreement.

Agreement with Janet Skonieczny

Pursuant to an Employment Agreement with Ms. Skonieczny dated November 12, 2007, Ms. Skonieczny was entitled to receive $200,000 per year and customary employee benefits available to all full-time employees of the Company and was eligible to receive a bonus subject to annual adjustment. Upon termination of Ms. Skonieczny’s employment other than by the Company without cause, Ms. Skonieczny was also subject to certain non-competition, confidentiality and non-disparagement obligations.

Pursuant to an amended Employment Agreement with Ms. Skonieczny dated January 2, 2013, Ms. Skonieczny was named Chief Operating Officer and is entitled to receive (i) an annual salary of $250,000, an annual cash bonus award of up to $125,000, with the opportunity to increase the annual bonus up to $250,000 at the Company’s discretion; (ii) options for 110,000 shares of the Company’s Common Stock, of which one-third of such options shall vest on each of the next three anniversaries of the grant date, provided she remains employed on such dates and; (iii) customary employee benefits available to all full-time employees of the Company. Upon termination of Ms. Skonieczny’s employment other than by the Company without cause, Ms. Skonieczny shall also be subject to certain non-competition, immediate vesting of restricted shares and stock options and confidentiality and non-disparagement obligations.

Directors’ Compensation

On April 24, 2012, the Company reached a Settlement Agreement with the concerned stockholder group, resulting in a series of changes to the Board. John Climaco, Charles Gillman, Ryan Morris, Dilip Singh and Joseph Whitters joined the Board, while Timothy Kopra, Pat LaVecchia, Sean McDevitt, Jean-Pierre Millon and John Voris resigned as Directors of the Company.

The following table sets forth the compensation for the Company’s non-employee directors who served for the fiscal year ended December 31, 2012. See “Executive Compensation” for a description of Mr. McDevitt’s and Mr. Singh’s compensation.

Name	Fees Earned or Paid in Cash ( $ )	Stock Awards ( $ )	Option Awards ( $ )	Non-Equity Incentive Plan Compensation ( $ )	Change in Pension Value and Nonqualified Deferred Compensation Earnings ( $ )	All Other Compensation ( $ )	Total ( $ )
John Climaco (2)	$—	$—	$59,877	$—	$—	$—	$59,877
David Dreyer (1)(2)	$14,500	$—	$59,877	$—	$—	$—	$74,377
Charles Gillman (2)	$—	$—	$59,877	$—	$—	$—	$59,877
Timothy Kopra (1)	$16,912	$—	$—	$—	$—	$—	$16,912
Pat LaVecchia (1)	$109,259	$—	$—	$—	$—	$—	$109,259
Jean-Pierre Millon (1)	$15,659	$—	$—	$—	$—	$—	$15,659
Ryan Morris (3)	$—	$—	$149,691	$—	$—	$—	$149,691
John Voris (1)	$15,659	$—	$—	$—	$—	$—	$15,659
Joseph Whitters (2)	$—	$—	$59,877	$—	$—	$—	$59,877
Wayne Yetter (1)(2)	$36,000	$—	$29,938	$—	$—	$—	$65,938

Total	$207,989	$—	$359,260	$—	$—	$—	$567,249

(1)	This Director served prior to April 24, 2012. For such service, Directors received an annual retainer of $50,000. During the first quarter of 2012, Directors received a pro-rated portion of their retainers in the amount of $12,500. Effective with each Director’s resignation, Messrs. Kopra, LaVecchia, Millon and Voris received a pro-rated portion of their annual retainer of $3,159 for April 2012. In addition, Audit Committee members received an annual stipend of $4,000 for serving on the committee; the Chairman of the Audit Committee received an annual stipend of $8,000. Mr. Dryer received a prorated portion of his annual Committee Chairman stipend in the amount of $2,000. Messrs. Kopra and Yetter received pro-rated portions of their annual Committee stipends in the amount of $1,000 each. Mr. Kopra further received a pro-rated portion of his annual Committee stipend in the amount of $253 for the month of April 2012. Mr. LaVecchia received a monthly salary of $19,500 for January - April 2012 and a pro-rated amount of $15,600 for May 2012.
(2)	This Director served subsequent to April 24, 2012. Directors received no additional fees for Committee service. Each Independent Director elected one of the following annual compensation arrangements: (i) options to purchase 100,000 shares of the Company’s Common Stock or (ii) $30,000 payable in quarterly installments plus options to purchase 50,000 shares of the Company’s Common Stock. The options had an exercise price equal to the closing price of the Common Stock on the date of the grant, expire on the second anniversary of the grant, and vested monthly over a twelve month term or immediately upon a change in control. Messrs. Climaco, Dreyer, Gillman and Whitters chose to receive compensation solely in the form of stock options, and Mr. Yetter chose to receive the mix of cash and stock options.
(3)	Mr. Morris serves as Executive Chairman of the Board. In such capacity, he received an option grant to purchase 250,000 shares of Common Stock, at an exercise price of $2.25, which was equal to the closing price of the Common Stock on the date of grant. The options vested monthly over a twelve month term on the 24th day of each month. In the event of a change of control of the Company, or otherwise at the direction of the Compensation Committee, all options would have vested and become immediately exercisable.

Current Independent Director Compensation

The following is a description of the cash compensation for the Company’s Directors. Each of the Directors will receive the following annual cash compensation arrangements:

•	$50,000 for each non-executive independent Director on the Board;

•	$100,000 for the Executive Chairman;

•	$15,000 for the Chair of the Audit Committee and $10,000 for each Audit Committee member;

•	$10,000 for the Chair of the Compensation Committee and $6,667 for each Compensation Committee member; and

•	$5,000 for the Chair of the Nominating and Governance Committee and $3,334 for each Nominating and Governance Committee member.

Board and Committee compensation will be paid quarterly, on calendar quarters, and will be effective May 1, 2013, with the first payment due July 1, 2013, as pro-rated to reflect the two months following the effective date of the new Board compensation plan.

The following is a description of the stock compensation for the Company’s Directors. Each of the Directors will receive the following annual stock compensation arrangements:

•	Options for 25,000 shares of the Company’s Common Stock for each independent Director;

•	Options for 60,000 shares of the Company’s Common Stock for the Executive Chairman.

Any such grant of options to Directors would be contingent upon sufficient share capacity under the Company’s 2007 Stock Incentive Plan or a successor plan. Further, such options would be granted on the date of the Company’s Annual Meeting of Stockholders, with an exercise price equal to 110% of the trailing average closing price of the Company’s Common Stock for the five trading days prior to and including the date of grant. Such options would vest monthly over a period of one year and immediately upon a Change in Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding the Company’s Equity Compensation Plans appears in Part II, Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 30, 2013, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•

each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s current executive officers and directors; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
Greenwood Investments, Inc. (1)	2,164,223	9.9%
Steve Tannenbaum (1)	2,164,223	9.9%
Global Undervalued Securities Master Fund, L.P. (2)	2,000,000	9.2%
Global Undervalued Securities Fund, L.P. (2)	2,000,000	9.2%
Global Undervalued Securities Fund (QP), L.P. (2)	2,000,000	9.2%
Global Undervalued Securities Fund, Ltd. (2)	2,000,000	9.2%
Kleinheinz Capital Partners, Inc. (2)	2,000,000	9.2%
Kleinheinz Capital Partners LDC (2)	2,000,000	9.2%
John Kleinheinz (2)	2,000,000	9.2%
Ryan Morris (3)(4)(5)	1,795,876	8.2%
Meson Capital Partners LLC (3)	1,795,876	8.2%
Meson Capital Partners LP (3)	1,512,450	6.9%
Leap Tide Capital Management, LLC (6)	1,383,313	6.3%
Jan Loeb (6)	1,383,313	6.3%
Greenwood Capital Limited Partnership (1)	1,302,224	6.0%
PVF-ST, LP (1)	465,776	2.1%
Wayne Yetter (4)	427,092	2.0%
MGPLA, LP (1)	396,223	1.8%
David C. Dreyer (4)	215,000	*
Joseph Whitters (4)	200,000	*
Janet Skonieczny (5)	94,626	*
David M. Haar (5)	57,909	*
Thomas F. Creal II (5)	100	*
Eric Steen (4)(5)	0	0%
Jonathan P. Foster (5)	0	0%
All directors and officers as a group (9 individuals)	2,790,603	12.5%

*	Less than 1%
**	Based on 21,802,515 shares of Common Stock outstanding as of April 25, 2013. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2012, as well as shares of restricted stock which vest within 60 days of April 30, 2012 are deemed outstanding in addition to the 21,802,515 shares of Common Stock outstanding as of April 25, 2012 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(1)	Derived from Amendment No. 4 to Schedule 13G filed on February 14, 2013 by Steve Tannenbaum, Greenwood Capital Limited Partnership (“Greenwood Capital”), Greenwood Investments, Inc., (“Greenwood Investments”), MGPLA, LP and PVF-ST, LP. Greenwood Capital, PVF-ST and MGPLA may be deemed to beneficially own 1,302,224, 465,776 and 396,223 shares of Common Stock, respectively. Greenwood Investments, as the general partner of both Greenwood Capital and MGPLA, and the manager of PVF-ST, and Mr. Tannenbaum, as the president of Greenwood Investments, may be deemed to beneficially own 2,164,223 shares of Common Stock. Mr. Tannenbaum, by virtue of his position as president of Greenwood Investments, has sole investment and voting control over such 2,164,223 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital, MGPLA and PVF-ST is 200 Clarendon Street, 25th Floor, Boston, Massachusetts 02116.
(2)

Derived from Amendment No. 1 to Schedule 13D filed on February 14, 2013 by Kleinheinz Capital Partners, Inc. (“Kleinheinz”), Kleinheinz Capital Partners LDC (“Kleinheinz LDC”), Global Undervalued Securities Master Fund, L.P. (“Master Fund”), Global Undervalued Securities Fund, L.P. (“Fund”), Global Undervalued Securities Fund (QP), L.P. (“QP

Fund”), and Global Undervalued Securities Fund, Ltd. (“Fund Ltd.”). Kleinheinz, Master Fund, Fund, QP Fund, Fund Ltd., Kleinheinz LDC and John Kleinheinz (collectively, the “Kleinheinz Parties”) may be deemed beneficial owners of 2,000,000 shares of Common Stock owned by Master Fund. Fund, QP Fund and Fund Ltd. are the general partners of Master Fund. Kleinheinz is the investment manager of Master Fund, Fund, QP Fund and Fund Ltd. Kleinheinz LDC is the general partner of Fund and QP Fund. Kleinheinz, Master Fund, Fund, QP Fund, Fund Ltd., Kleinheinz, Kleinheinz LDC and John Kleinheinz, as the principal of Kleinheinz and Kleinheinz LDC, exercise voting and investment control over the 2,000,000 shares of Common Stock. The business address of Kleinheinz and John Kleinheinz is 301 Commerce Street, Suite 1900, Fort Worth, Texas 76102. The business address of Kleinheinz LDC is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman, KYI-9001 Cayman Islands. The business address of Master Fund, Fund, QP Fund and Fund Ltd. is c/o BNY Mellon Alternative Investment Services Ltd., 48 Par-La-Ville Road, Suite 464, Hamilton HM 11, Bermuda.
(3)	Derived from Amendment No. 2 to Schedule 13D filed on February 12, 2013 by Meson Capital Partners LP (“Meson LP”), Meson Capital Partners LLC (“Meson LLC”) and Ryan Morris. Meson LP, Meson LLC and Mr. Morris may be deemed the beneficial owners of 1,512,450 shares of common stock owned by Meson LP, and over which Meson LP has voting and dispositive power, as Meson LLC is the general partner of Meson LP and Mr. Morris is the managing member of Meson LP. Further, Mr. Morris owns and has voting and dispositive power over an additional 33,326 shares of common stock and 250,000 options to purchase common stock, and Meson LLC may be deemed to beneficially own such shares as Mr. Morris is the managing member of Meson LLC. The business address of Meson is 2687 California Street, San Francisco, CA 94115. The business address of Mr. Morris is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.
(4)	Director. Business address is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.
(5)	Executive Officer. Business address is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.
(6)	Derived from Schedule 13G filed on October 31, 2012 filed by Leap Tide Capital Management LLC (“Leap Tide”) and Jan Loeb. Mr. Loeb is the Managing Member of Leap Tide. The business address of Leap Tide and Mr. Loeb is 10451 Mill Run Circle, Suite 400, Owings Mills, MD 21117.

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

Related Person Transactions

Transactions with Adepto Medical

During the year ended December 31, 2012, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Creal, Executive Vice-President, First Biomedical. Total purchases during 2012 amounted to approximately $100,000. The Company also provided pumps to Adepto Medical during the year ended December 31, 2012. Total revenue earned from these sales during the year ended December 31, 2012 was approximately $100,000.

Acquisition of First Biomedical

In connection with the Company’s June 2010 acquisition of First Biomedical, the Company entered into a subordinated promissory note (the “Note”) with Mr. Creal, who was the majority shareholder of First Biomedical immediately prior to the acquisition, in the amount of $750,000, plus annual interest of 5%, payable in equal installments over 24 months. As of December 31, 2012, the Note was paid in full. Mr. Creal also owns Jan-Mar LLC (“Jan-Mar”) and is the principal owner of the CW Investment Group LLC (“CW”). In connection with the acquisition, the Company entered into operating lease agreements with Jan-Mar and CW, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. Each lease has a term of thirty-six months, which commenced on July 1, 2010. Monthly rent payments to Jan-Mar and CW are $5,312 and $3,033, respectively.

Director Independence

In accordance with the listing standards of the NYSE MKT, the Board has considered the independence of each director and determined that David Dreyer, Joseph Whitters and Wayne Yetter have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and are “independent” within the meaning of NYSE MKT’s director independence standards and Audit Committee independence standards, as currently in effect. In making these determinations, the Board reviewed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and our management. Each of the members of the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee also has been determined by the Board to be independent under applicable NYSE MKT listing standards and, in the case of the Audit Committee, under the independence requirements established by the SEC.

Item 14. Principal Accounting Fees and Services

The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2012 and December 31, 2011 by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Audit Fees

There were $624,090 and $798,125 in audit fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011, respectively. These fees were for professional services rendered for audits of annual consolidated financial statements and for reviews of the Company’s quarterly reports on Form 10-Q and proxy statement.

Audit Related Fees

There were no audit related fees billed by Deloitte & Touche LLP for the fiscal year ended December 31, 2012 and 2011.

Tax Fees

There were no tax fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were $18,700 and $0 in fees related to due diligence services billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011, respectively. There were expenses of $22,697 and $0 billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011.

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

The services provided for 2012 and 2011 were for audit services and due diligence services, as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: April 30, 2013	/s/ Eric Steen
Eric Steen
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2013	/s/ Jonathan Foster
Jonathan Foster
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.