Form 10-Q
period 2013-03-31
InfuSystem Holdings, Inc
filed 2013-05-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

or

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

As of April 25, 2013, 21,802,515 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1. Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share data)	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$472	$2,326
Accounts receivable, less allowance for doubtful accounts of $3,601 and $3,136 at March 31, 2013 and December 31, 2012, respectively	9,570	8,511
Inventory	1,378	1,339
Other current assets	832	684
Deferred income taxes	1,986	1,971

Total Current Assets	14,238	14,831
Medical equipment held for sale or rental	2,582	2,626
Medical equipment in rental service, net of accumulated depreciation	13,223	13,071
Property & equipment, net of accumulated depreciation	848	867
Deferred debt issuance costs, net	2,232	2,362
Intangible assets, net	24,871	25,541
Deferred income taxes	17,755	17,806
Other assets	477	419

Total Assets	$76,226	$77,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,056	$2,135
Accounts payable—related party	—	9
Current portion of long-term debt	3,872	3,953
Other current liabilities	4,182	4,098

Total Current Liabilities	11,110	10,195
Long-term debt, net of current portion	24,594	27,315

Total Liabilities	$35,704	$37,510

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 21,990,000 and 21,802,515, as of March 31, 2013 and December 31, 2012, respectively	2	2
Additional paid-in capital	89,200	88,742
Retained deficit	(48,680)	(48,731)

Total Stockholders’ Equity	40,522	40,013

Total Liabilities and Stockholders’ Equity	$76,226	$77,523

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
(in thousands, except share data)	March 31
	2013	2012
Net revenues:
Rentals	$13,445	$12,905
Product Sales	1,256	1,443

Net revenues	14,701	14,348
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,579	2,235
Cost of revenues — Pump depreciation and disposals	1,699	1,677

Gross profit	10,423	10,436

Selling, general and administrative expenses:
Provision for doubtful accounts	1,660	1,247
Amortization of intangibles	672	684
Selling and marketing	2,408	2,745
General and administrative	5,031	6,273

Total sales, general and administrative	9,771	10,949

Operating income (loss)	652	(513)
Other income (expense):
Interest expense	(874)	(601)
Other income	312	2

Total other expense	(562)	(599)
Income (loss) before income taxes	90	(1,112)
Income tax (expense) benefit	(39)	197

Net income (loss)	$51	$(915)

Net income (loss) per share:
Basic	—	(0.04)
Diluted	—	(0.04)
Weighted average shares outstanding:
Basic	21,802,515	21,132,545
Diluted	22,238,160	21,132,545
Comprehensive Income (Loss)
Net income (loss)	$51	$(915)
Unrealized gain on interest rate swap, net of taxes	—	1

Comprehensive income (loss)	$51	$(914)

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2013	2012
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,632	(15)

INVESTING ACTIVITIES
Purchase of medical equipment and property	(1,777)	(2,096)
Proceeds from sale of medical equipment and property	1,093	925

NET CASH USED IN INVESTING ACTIVITIES	(684)	(1,171)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(2,802)	(2,113)
Cash proceeds from bank loans and revolving credit facility	—	2,500

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,802)	387

Net change in cash and cash equivalents	(1,854)	(799)
Cash and cash equivalents, beginning of period	2,326	799

Cash and cash equivalents, end of period	$472	$—

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) as filed with the SEC.

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

While management has concluded that the effect of correcting previous errors in its financial statements is not material, the Company reclassified certain amounts in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 to allow for appropriate comparisons between periods presented.

The effect of these reclassifications to the Condensed Consolidated Cash Flow Statement was to reduce Net cash provided by operating activities and reduce Net cash used in investing activities by $0.1 million for the three months ended March 31, 2012.

The corrections and reclassifications described above did not affect the Company’s consolidated statements of operations or total cash flows for the three months ended March 31, 2012.

2.	Medical Equipment and Property

Medical equipment consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Medical Equipment in rental service	$35,026	$34,193
Medical Equipment in rental service—pump reserve	(235)	(270)
Accumulated depreciation	(21,568)	(20,852)
Medical Equipment held for sale or rental	2,582	2,626

Total	$15,805	$15,697

Depreciation expense for medical equipment for the three months ended March 31, 2013 was $1.2 million compared to $1.3 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

Depreciation expense for property and equipment for the three months ended March 31, 2013 and 2012 was $0.1 million, respectively, which was recorded in general and administrative expenses.

3.	Goodwill and Intangible Assets

As of March 31, 2012, the goodwill balance was fully impaired with accumulated impairment charges of $64.1 million.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	10,921	21,945
Non-competition agreements	848	485	363
Software	1,649	1,086	563

Total nonamortizable and amortizable intangible assets	$37,363	$12,492	$24,871

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	10,373	22,493
Non-competition agreements	848	441	407
Software	1,647	1,006	641

Total nonamortizable and amortizable intangible assets	$37,361	$11,820	$25,541

Amortization expense for the three months ended March 31, 2013 and 2012 was $0.7 million, respectively. Expected annual amortization expense for intangible assets recorded as of March 31, 2013, is as follows (in thousands):

	4/1-12/31/2013	2014	2015	2016	2017
Amortization expense	$1,943	$2,465	$2,275	$2,191	$2,191

4.	Derivative Financial Instruments

The Company used derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affects earnings. The Company terminated this interest rate swap in December 2012 and has no outstanding derivative contracts as of December 31, 2012 or March 31, 2013.

As of March 31, 2012, the Company had a single interest rate swap liability outstanding with a fair market value of 0.3 million, classified in Derivative Liabilities. This swap had a notional value at March 31, 2012 of $14.9 million. The Company measured the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications among fair value measurement levels during the period ended March 31, 2012.

During the three month period ended March 31, 2012, changes in the fair value of the derivative and reclassifications from AOCL to earnings were insignificant.

5.	Debt

The availability of funds under the Wells Fargo revolving credit facility (the “Credit Facility”) is based upon the Company’s eligible accounts receivable and eligible inventory. As of March 31, 2013 and December 31, 2012, the Company had revolving loan gross availability of $6.4 million and $6.5 million, respectively, and outstanding amounts totaling ($0.6) million and $1.8 million, leaving approximately $7.0 million and $4.7 million available under the Credit Facility.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of March 31, 2013, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that is $5.5 million for each year ending December 31, 2013 through 2016.

6.	Income Taxes

Income tax expense was less than $0.1 million for the three months ended March 31, 2013 compared to a benefit of $0.2 million for the three months ended March 31, 2012. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2013. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the “Concerned Stockholder Group” (as described in our 2012 Form 10-K) and severance agreements, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

7.	Related Party Transactions

During the three months ended March 31, 2013 and 2012, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, an Executive Vice-President of the Company. Total purchases during each of the three months ended March 31, 2013 and 2012 totaled less than $0.1 million. Outstanding payables associated with the purchases were insignificant as of March 31, 2013 and December 31, 2012. The company also sold pumps to Adepto. Total sales during each of the three months ended March 31, 2013 and 2012 totaled less than $0.1 million. Outstanding receivables associated with the sales were less than $0.1 million as of March 31, 2013 and 2012.

The Company leases buildings from a company partially owned by Thomas Creal, an Executive Vice-President of the Company. Rent is paid monthly and totals approximately $0.1 million annually.

8.	Commitments and Contingencies

The Company is currently involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9.	Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended
	March 31
	2013	2012
Numerator:
Net income (loss) (in thousands)	$51	$(915)
Denominator:
Weighted average common shares outstanding:
Basic	21,802,515	21,132,545
Dilutive effect of non-vested awards	435,645	—

Diluted	22,238,160	21,132,545
Net income (loss) per share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)

For the three months ended March 31, 2013 and 2012, 0.4 million and 0.9 million, respectively, of unvested restricted shares were not included in the calculation because they would have an anti-dilutive effect. In addition, 1.0 million of vested stock options were not included in the calculation for the three months ended March 31, 2013 because they would have an anti-dilutive effect.

10.	Subsequent events

On April 1, 2013, the Board, based on the recommendation of the Compensation Committee approved revised cash and equity compensation for the non-CEO members of the Board, as provided:

•	Annual Board retainer fee in the amount of $50,000 for independent directors and $100,000 for Executive Chairman of the Board;

•	Annual Audit Committee retainer fee of $10,000 for Audit Committee members and $15,000 for the Audit Committee Chairman;

•	Annual Compensation Committee retainer fee of $6,667 for Compensation Committee members and $10,000 for the Audit Committee Chairman;

•	Annual Nominating & Governance Committee retainer fee of $3,334 for Nominating & Governance Committee members and $5,000 for the Nominating & Governance Committee Chairman; and

•	Annual grant of 25,000 options to purchase shares of the Company’s common stock (“Options”) to independent directors and 60,000 Options to the Executive Chairman.

The cash retainers for Board members will be paid each calendar quarter, beginning May 1, 2013, with the first quarterly payment pro-rated. The Options will be granted on the date of the annual meeting of stockholders and will have an exercise price of 110% of the average closing price of the Company’s common stock on the NYSE MKT, or other exchange or quotation service on which the Company’s common stock is then listed/quoted, for the five trading days prior to, and including, the date of grant. Further, the Options will vest ratably over a twelve-month period or immediately upon a change in control of the Company.

On May 2, 2013, the Company announced that Michael McReynolds was named Chief Information Officer, effective April 29, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,600 oncology practices in the United States, and retain title to the pumps during this process.

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

On January 3, 2013, we announced that our Board of Directors (the “Board”) had formally ended its assessment of potential strategic alternatives initiated by our prior management in conjunction with the investment banking firm, Houlihan Lokey. In addition, on January 3, 2013, we announced that Janet Skonieczny had been named Chief Operating Officer.

On February 12, 2013, Charles Gillman announced that he would not seek re-election to the Board at the Company’s 2013 annual meeting of stockholders. We have currently not set a date for the 2013 Annual Meeting.

On March 19, 2013, we announced that our Board had appointed Eric K. Steen as our Chief Executive Officer and a member of the Board, effective April 1, 2013 and in connection with Mr. Steen’s appointment, Dilip Singh resigned his position as the Company’s Interim Chief Executive Officer, effective April 1, 2013. Under the terms of the Company’s Employment Agreement with Mr. Singh, dated February 9, 2013, Mr. Singh received a severance payment in the amount of $83,333.33 (the “Severance Payment”), which was paid to Mr. Singh in March 2013.

On March 30, 2013, Dilip Singh and Charles Gillman each resigned from the Board, effective April 1, 2013. Further, on March 31, 2013, the Board’s Lead Independent Director, John Climaco, resigned from the Board, effective April 1, 2013. In recognition of Mr. Climaco’s service to the Board as Lead Independent Director and Chairman of the Compensation Committee and his leadership of the Company’s CEO search, the Compensation Committee approved a $50,000 payment to Mr. Climaco. In lieu of appointing a new Lead Independent Director to succeed Mr. Climaco, the Board has determined that its three independent directors, Messrs. Dreyer, Whitters and Yetter, will coordinate the activities of such Lead Independent Director position.

InfuSystem Holdings, Inc. Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

Our revenue for the quarter ended March 31, 2013 was $14.7 million, a 2% increase compared to $14.3 million for the quarter ended March 31, 2012. The increase in revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts, the continuation of the revision by a major group of third party payors in their claims processing guidelines, and a one-time delay in the billing caused by the requirement by certain payors of additional paperwork.

Gross Profit

Gross profit for the quarter ended March 31, 2013 was $10.4 million, consistent with the quarter ended March 31, 2012. Gross profit, as a percentage of revenues, represented 71% and 73% for the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily related to the increase in connectivity costs with our customers.

Provision for Doubtful Accounts

Provision for doubtful accounts for the three months ended March 31, 2013 and 2012 was $1.7 million and $1.2 million, respectively. The provision for doubtful accounts was 11% of revenues at March 31, 2012 compared to 9% for the same period in the prior year. This increase in the provision for doubtful accounts can be mainly attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that affected all durable medical equipment “DME” providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

Amortization of Intangible Assets

Amortization of intangible assets for the three months March 31, 2013 was $0.6 million, a 1% decrease compared to the quarter ended March 31, 2012 which was $0.7 million.

Selling and Marketing Expenses

During the quarter ended March 31, 2013, our selling and marketing expenses were $2.4 million, a 12% decrease compared to the quarter ended March 31, 2012, which was $2.7 million. The decrease in selling and marketing expenses was mainly attributed to lower travel, entertainment and salaries. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2013, our general and administrative (“G&A”) expenses were $5.0 million, a $1.3 million decrease from $6.3 million during the similar period in 2012. The decrease was primarily related to professional service and other costs for the Concerned Stockholder Group and the Fifth Amendment to the Credit Facility of approximately $0.9 million in the prior year’s first quarter. Also, approximately $0.6 million was recorded during the three months ended March 31, 2012 for retention payments to key employees. These prior year charges were offset by $0.3 million of expenses during the three months ended March 31, 2013 due primarily to fees related to the CEO search, the final Severance Payment made to the former CEO and one-time payments to a Board member.

Other Income and Expenses

During the quarter ended March 31, 2013, we recorded interest expense of $0.9 million compared to $0.6 million for the quarter ended March 31, 2012. This increase of $0.3 million was primarily related to higher interest rates due to our new debt agreement. In addition, during the first quarter of 2013, we received $0.3 million in proceeds when a mutual insurance company we maintained a policy with was acquired and cash payments were disbursed to eligible members.

Income Taxes

During the three months ended March 31, 2013, we recorded income tax expense of $0.1 million compared to a tax benefit of $0.2 million during the three months ended March 31, 2012. The increase in tax expense was primarily due to profitability during the quarter ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had cash or cash equivalents of $0.5 million and $7.0 million of availability on the Credit Facility compared to $2.3 million of cash and cash equivalents and $4.7 million of availability on the Credit Facility at December 31, 2012.

Cash generated by operating activities for the three months ended March 31, 2013 was $1.6 million compared to a use of less than $0.1 million for the three months ended March 31, 2012. The increase is primarily attributed to decreased general and administrative costs of $1.3 million for the three months ended March 31, 2012, primarily related to professional fees of $0.9 million related to the special meeting and change in members of the Board of Directors and a retention payment of $0.6 million paid to employees during the major change in senior management. The decreases were partially offset by an increase of $0.3 million of expenses during the three months ended March 31, 2013 due primarily to fees related to the CEO search, the final Severance Payment made to the former CEO and one-time payments to a Board member. The remaining increase is primarily attributable to better management of payment terms in accounts payable and other current liabilities.

Cash used in investing activities for the three months ended March 31, 2013 was $0.7 million compared to $1.2 million for the three months ended March 31, 2012. The decrease is primarily related to less purchases of medical equipment and property and an increase in the proceeds from the sale of medical equipment and property compared to the same period in the prior year.

Cash used in financing activities for the three months ended March 31, 2013 was $2.8 million compared to $0.4 million provided by financing activities for the three months ended March 31, 2012. This change was mainly attributed to the $2.5 million in cash proceeds from the draw down on the Revolver during the three months ended March 31, 2012.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $6.4 million and $6.5 million, respectively, and outstanding amounts totaling ($0.6) million and $1.8 million, leaving approximately $7.0 and $4.7 million available under the revolving credit facility as of March 31, 2013 and December 31, 2012, respectively.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of March 31, 2013, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2012 Form 10-K.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of March 31, 2013, were not effective due to a material weakness in our internal controls related to record-keeping of minutes of the meetings of the Board of Directors and its committees, identified during the fourth quarter of 2012, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Change in Internal Control

Other than the changes described above, we have made no changes during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

INFUSYSTEM HOLDINGS, INC.

Date: May 13, 2013	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Financial Officer)