Form 10-Q
period 2013-06-30
InfuSystem Holdings, Inc
filed 2013-08-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of July 25, 2013, 21,891,041 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Index to Form 10-Q

		PAGE
PART I —	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$102	$2,326
Accounts receivable, less allowance for doubtful accounts of $3,811 and $3,136 at June 30, 2013 and December 31, 2012, respectively	9,440	8,511
Inventory	1,379	1,339
Other current assets	713	684
Deferred income taxes	1,986	1,971

Total Current Assets	13,620	14,831
Medical equipment held for sale or rental	3,155	2,626
Medical equipment in rental service, net of accumulated depreciation	14,005	13,071
Property & equipment, net of accumulated depreciation	798	867
Deferred debt issuance costs, net	2,106	2,362
Intangible assets, net	24,221	25,541
Deferred income taxes	17,689	17,806
Other assets	157	419

Total Assets	$75,751	$77,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,833	$2,135
Accounts payable — related party	—	9
Current portion of long-term debt	3,124	3,953
Other current liabilities	2,782	4,098

Total Current Liabilities	9,739	10,195
Long-term debt, net of current portion	25,204	27,315

Total Liabilities	34,943	37,510

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 22,088,731 and 21,891,041, respectively, as of June 30, 2013 and 21,990,000 and 21,802,515, respectively, as of December 31, 2012	2	2
Additional paid-in capital	89,381	88,742
Accumulated deficit	(48,575)	(48,731)

Total Stockholders’ Equity	40,808	40,013

Total Liabilities and Stockholders’ Equity	$75,751	$77,523

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Rentals	$13,618	$12,973	$27,061	$25,878
Product Sales	1,044	1,099	2,302	2,542

Net revenues	14,662	14,072	29,363	28,420
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,845	2,148	5,424	4,383
Cost of revenues — Pump depreciation and disposals	1,487	1,650	3,186	3,327

Gross profit	10,330	10,274	20,753	20,710

Selling, general and administrative expenses:
Provision for doubtful accounts	1,327	893	2,987	2,140
Amortization of intangibles	652	674	1,324	1,358
Selling and marketing	2,482	2,541	4,890	5,286
General and administrative	5,008	6,137	10,039	12,410

Total sales, general and administrative	9,469	10,245	19,240	21,194

Operating income (loss)	861	29	1,513	(484)
Other (expense) income:
Interest expense	(924)	(663)	(1,798)	(1,264)
Loss on extinguishment of long term debt	—	(552)	—	(552)
Other income	24	—	336	2

Total other expense	(900)	(1,215)	(1,462)	(1,814)
(Loss) income before income taxes	(39)	(1,186)	51	(2,298)
Income tax benefit	144	358	105	555

Net income (loss)	$105	$(828)	$156	$(1,743)

Net income (loss) per share:
Basic	0.00	(0.04)	0.01	(0.08)
Diluted	0.00	(0.04)	0.01	(0.08)
Weighted average shares outstanding:
Basic	21,860,866	21,196,085	21,831,852	21,164,315
Diluted	22,015,499	21,196,085	22,052,151	21,164,315
Comprehensive Income (Loss)
Net income (loss)	$105	$(828)	$156	$(1,743)
Unrealized gain on interest rate swap, net of taxes	—	—	—	1
Reclassification of hedging losses, net of taxes	—	(111)	—	(111)

Comprehensive income (loss)	$105	$(939)	$156	$(1,853)

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,233	$2,274

INVESTING ACTIVITIES
Purchase of medical equipment and property	(2,564)	(2,964)
Proceeds from sale of medical equipment and property	1,726	2,545

NET CASH USED IN INVESTING ACTIVITIES	(838)	(419)

FINANCING ACTIVITIES
Principal payments on bank loans, revolving credit facility and capital lease obligations	(16,918)	(4,318)
Cash proceeds from bank loans and revolving credit facility	13,340	2,500
Common stock repurchased to satisfy statutory withholding on stock based compensation	(41)	(32)

NET CASH USED IN FINANCING ACTIVITIES	(3,619)	(1,850)

Net change in cash and cash equivalents	(2,224)	5
Cash and cash equivalents, beginning of period	2,326	799

Cash and cash equivalents, end of period	$102	$804

See accompanying notes to consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

InfuSystem Holdings, Inc. and Subsidiaries (the “Company”) is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, and Ontario, Canada.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2012 (the “2012 Form 10-K”) as filed with the SEC.

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

Revised Presentation in the Consolidated Statements

The Company both rents and sells medical equipment. In the first quarter of 2013, it came to management’s attention that based on promulgation through recent comments from the Staff of the Securities and Exchange Commission greater clarity and consistent classification should be provided in an entity’s financial statements around such assets on the balance sheet and in the statement of cash flows. Specifically, the Staff believed that a company should clearly disclose (i) assets on the balance sheet; and (ii) cash flows when presenting cash flows in relation to, and in consideration of, its predominant source of revenues.

Management believes that the predominant source of revenues and cash flows from this medical equipment is from rentals and that most equipment that the Company has purchased is likely to be rented prior to being sold. The Company first revised its presentation of revenue and cash flows in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 and continues the revised presentation in this report.

While management has concluded that the effect of correcting previous errors in the Company’s financial statements is not material, the Company reclassified certain amounts in its Condensed Consolidated Cash Flows for the six months ended June 30, 2012 to allow for appropriate comparisons between periods presented.

The effect of this reclassification to the Condensed Consolidated Cash Flow Statement was to both reduce Net cash provided by operating activities and reduce Net cash used in investing activities by $1.4 million for the six months ended June 30, 2012.

The corrections and reclassifications described above did not affect the Company’s condensed consolidated statements of operations or total cash flows for the six months ended June 30, 2012.

2. Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Medical Equipment in rental service	$35,474	$34,193
Medical Equipment in rental service — pump reserve	(123)	(270)
Accumulated depreciation	(21,346)	(20,852)

Medical Equipment in rental service, net of accumulated depreciation	14,005	13,071
Medical Equipment held for sale or rental	3,155	2,626

Total	$17,160	$15,697

Depreciation expense for medical equipment for the three and six months ended June 30, 2013 was $1.3 million and $2.4 million, respectively, compared to $1.3 million and $2.6 million, respectively, for the same prior year periods. This was recorded in cost of revenues – pump depreciation and disposals.

Depreciation expense for property and equipment for the three months and six months ended June 30, 2013 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same prior year periods. This expense was recorded in general and administrative expenses.

Medical equipment held for sale or rental contains approximately $0.5 million of pre-owned equipment received from a financial institution with such equipment coming off lease. Under the Company’s arrangement with the financial institution, the Company does not pay for the equipment until it is sold. The liability for this equipment is shown in other current liabilities for a similar amount. The Company assumes risk of loss and accounts for the disposition of such equipment as a sale.

3. Goodwill and Intangible Assets

As of June 30, 2012, the goodwill balance was fully impaired with accumulated impairment charges of $64.1 million.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	11,468	21,398
Non-competition agreements	848	531	317
Software	1,651	1,145	506

Total nonamortizable and amortizable intangible assets	$37,365	$13,144	$24,221

	December 31, 2012
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	10,373	22,493
Non-competition agreements	848	441	407
Software	1,647	1,006	641

Total nonamortizable and amortizable intangible assets	$37,361	$11,820	$25,541

Amortization expense for the three and six months ended June 30, 2013 was $0.7 million and $1.3 million, respectively, compared to $0.7 million and $1.4 million, respectively, for the same prior year periods. Expected annual amortization expense for intangible assets recorded as of June 30, 2013, is as follows (in thousands):

	7/1-12/31/2013	2014	2015	2016	2017	2018 and thereafter
Amortization expense	$1,291	$2,465	$2,276	$2,191	$2,191	$11,537

4. Derivative Financial Instruments

The Company used derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affected earnings. The Company terminated this interest rate swap in December 2012 and had no outstanding derivative contracts as of December 31, 2012 or June 30, 2013.

As of June 30, 2012, the Company had a single interest rate swap liability outstanding with a fair market value of $0.2 million, classified in Derivative Liabilities. This swap had a notional value at June 30, 2012 of $14.1 million. The Company measured the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications among fair value measurement levels during the period ended June 30, 2012.

During the three and six month periods ended June 30, 2012, changes in the fair value of the derivative and reclassifications from AOCL to earnings were insignificant.

5. Debt

On November 30, 2012, the Company entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loans is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of June 30, 2013, interest was payable at the Wells Fargo prime rate plus 6.25%, which equaled 9.50%.

The availability under the revolving Credit Facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $6.4 million and $6.5 million, respectively, outstanding amounts on the Revolver included $1.2 million and $1.8 million and a reserve amount of $0.1 million on a letter of credit at June 30, 2013, leaving approximately $5.1 million and $4.7 million available under the revolving Credit Facility as of June 30, 2013 and December 31, 2012, respectively.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of June 30, 2013, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that is $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of June 30, 2013 as follows (in thousands):

	Remainder of 2013	2014	2015	2016	Total
Term Loans	$1,200	$2,400	$2,400	$19,300	$25,300
Revolver	—	—	—	1,214	1,214
Capital Leases	354	755	569	136	1,814

Total	$1,554	$3,155	$2,969	$20,650	$28,328

The following is a breakdown of the Company’s current and long-term debt as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013				December 31, 2012
	Current Portion of Long-Term Debt	Long- Term Debt	Total		Current Portion of Long-Term Debt	Long- Term Debt	Total
Term Loans	$2,400	$22,900	$25,300	Term Loans	$2,400	$24,100	$26,500
Revolver	—	1,214	1,214	Revolver	—	1,800	1,800
Capital Leases	724	1,090	1,814	Capital Leases	1,553	1,415	2,968

Total	$3,124	$25,204	$28,328	Total	$3,953	$27,315	$31,268

6. Income Taxes

Income tax benefit was $0.1 million for both the three and six month periods ended June 30, 2013 compared to $0.4 million and $0.6 million, respectively, of tax benefit for the same prior year periods. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2013. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the “Concerned Stockholder Group” (as described in our 2012 Form 10-K) and severance agreements, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

7. Related Party Transactions

During the three and six months ended June 30, 2013 and 2012, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Tom Creal, an Executive Vice-President of the Company. Total purchases during each of the three months and six months ended June 30, 2013 and 2012 were less than $0.1 million, respectively. Outstanding payables associated with the purchases were insignificant as of June 30, 2013 and December 31, 2012. The Company also sold pumps to Adepto. Total sales during the three months and six months ended June 30, 2013 and 2012 were less than $0.1 million. Outstanding receivables associated with the sales were less than $0.1 million as of June 30, 2013 and December 31, 2012.

The Company also leases buildings from a company partially owned by Thomas Creal. Rent is paid monthly and totals approximately $0.1 million annually.

8. Commitments and Contingencies

The Company is currently involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. In the normal course of business, the Company has insurance policies with independent insurance carriers to minimize our risk of potential losses. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) (in thousands)	$105	$(828)	$156	$(1,743)
Denominator:
Weighted average common shares outstanding:
Basic	21,860,866	21,196,085	21,831,852	21,164,315
Dilutive effect of non-vested awards	154,633	—	220,299	—

Diluted	22,015,499	21,196,085	22,052,151	21,164,315
Net income (loss) per share:
Basic	$—	$(0.04)	$0.01	$(0.08)
Diluted	$—	$(0.04)	$0.01	$(0.08)

For the three and six months ended June 30, 2013, vested stock options of 1.2 million and 1.1 million, respectively, were not included in the calculation because they would have an anti-dilutive effect. For the same prior year periods, 1.4 million in stock options and 0.7 million in unvested restricted shares, respectively, were not included in the calculation as they would have had an anti-dilutive effect.

During the second quarter of 2012, per the terms of a consulting agreement with a former CEO, the Company terminated 2.0 million shares of common stock potentially issuable under such agreement. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “Plan”), valued at the average closing price of a share on the NYSE-MKT on the five trading days preceding the date of such issuance and totaled 0.5 million shares. In addition, the potentially issuable shares of 2.0 million were not part of Company’s 2007 Stock Plan. As these 2.0 million shares were forfeited before the requisite service period was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

10. Subsequent events

On July 1, 2013, the Company entered into an employment agreement with Jonathan P. Foster, pursuant to which Mr. Foster would continue, on a permanent basis, his service as the Company’s Chief Financial Officer effective September 1, 2013. As previously disclosed, Mr. Foster has been serving as Chief Financial Officer since March 16, 2012 under a Consulting Agreement, as amended. For additional information, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2013.

On July 17, 2013, Ryan Morris, a member the Company’s Board of Directors (the “Board”) delivered a letter to the Special Committee of the Board (the “Special Committee”) regarding a good faith indication of interest by Meson Capital Partners LP and Mr. Morris to acquire the Company for between $1.85 and $2.00 per share in cash (the “Morris Letter”). On July 18, 2013, the Special Committee considered the Morris Letter and issued a written response (the “Special Committee Response”). The Special Committee is comprised of the three independent members of the Board, Messrs. David Dreyer, Joseph Whitters and Wayne Yetter, and was formed on May 14, 2013 to review and be responsible for such matters. For additional information, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2013.

On July 31, 2013, the Board issued an Open Letter to Shareholders. In this letter, the Board announced the following: 1) The Special Committee, after long and careful deliberation and in the best interest of all shareholders, terminated the consideration of a potential sale of the Company; 2) Following thorough discussions with the Special Committee through the Company’s investment banking firm, Houlihan Lokey, Mr. Morris and his potential financing partners did not accept the offer made by the Special Committee in its Special Committee Response; 3) As such, the Board unanimously consented to disband the Special Committee; 4) Effective immediately, Wayne Yetter, while remaining an independent Board member, stepped down as Chairman of the Board and Ryan Morris resumed his position as Executive Chairman. For additional information, refer to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2013.

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

On January 3, 2013, we announced that our Board had formally ended its assessment of potential strategic alternatives initiated by our prior management in conjunction with the investment banking firm, Houlihan Lokey. In addition, on January 3, 2013, we announced that Janet Skonieczny had been named Chief Operating Officer. For additional information, refer to our Current Report on Form 8-K filed with the SEC on January 3, 2013.

On February 12, 2013, Charles Gillman announced that he would not seek re-election to the Board at the Company’s 2013 annual meeting of stockholders, which has been set for August 29, 2013. For additional information, refer to our Current Report on Form 8-K filed with the SEC on February 12, 2013.

On March 19, 2013, we announced that our Board had appointed Eric K. Steen as our Chief Executive Officer and a member of the Board, effective April 1, 2013 and in connection with Mr. Steen’s appointment, Dilip Singh resigned his position as the Company’s Interim Chief Executive Officer, effective April 1, 2013. Under the terms of the Company’s Employment Agreement with Mr. Singh, dated February 9, 2013, Mr. Singh received a severance payment in the amount of $83,333.33, which was paid to Mr. Singh in March 2013. For additional information, refer to our Current Report on Form 8-K filed with the SEC on March 19, 2013.

On March 30, 2013, Dilip Singh and Charles Gillman each resigned from the Board, effective April 1, 2013. Further, on March 31, 2013, the Board’s Lead Independent Director, John Climaco, resigned from the Board, effective April 1, 2013. In recognition of Mr. Climaco’s service to the Board as Lead Independent Director and Chairman of the Compensation Committee and his leadership of the Company’s CEO search, the Compensation Committee approved a $50,000 payment to Mr. Climaco. In lieu of appointing a new Lead Independent Director to succeed Mr. Climaco, the Board determined that its three independent directors, Messrs. Dreyer, Whitters and Yetter, would coordinate the activities of such Lead Independent Director position. For additional information, refer to our Current Report on Form 8-K filed with the SEC on April 2, 2013.

On May 13, 2013, Ryan Morris, the Executive Chairman of the Board, submitted a written request to the Board for access to limited non-public information for himself and his representatives relating to the exploration of a potential transaction (the “Morris Request”). On May 14, 2013, the Board formed a special committee (the “Special Committee”) to review and be responsible for these matters and considered and responded to the Morris Request (the “Board Response”), indicating that it would allow Mr. Morris, his potential financing sources and other qualified potential bidders a limited period of time and access to the Company’s management team to explore a potential offer for the Company. The Special Committee is comprised of three independent members of the Board, Messrs. David Dreyer, Joseph Whitters and Wayne Yetter. On May 15, 2013, Mr. Morris provided a written response to the Board Response (the “Morris Response”), and in connection therewith, took a voluntary leave of absence as the Company’s Executive Chairman for the duration of the matters discussed in the letters. During this period, director Wayne Yetter served as the Board’s non-executive Chairman of the Board and Mr. Morris remained on the Board and was compensated as a non-executive director. For additional information, refer to our Current Report on Form 8-K filed with the SEC on May 15, 2013.

On July 1, 2013, we entered into an employment agreement with Jonathan P. Foster, pursuant to which Mr. Foster would continue, on a permanent basis, his service as our Chief Financial Officer effective September 1, 2013. As previously disclosed, Mr. Foster has been serving as Chief Financial Officer since March 16, 2012 under a Consulting Agreement, as amended. For additional information, refer to our Current Report on Form 8-K filed with the SEC on July 8, 2013.

On July 17, 2013, Ryan Morris, a member of our Board delivered a letter to the Special Committee regarding a good faith indication of interest by Meson Capital Partners LP and Mr. Morris to acquire the Company for between $1.85 and $2.00 per share in cash (the “Morris Letter”). On July 18, 2013, the Special Committee considered the Morris Letter and issued a written response (the “Special Committee Response”). The Special Committee believes that the management team under the leadership of the Company’s new CEO, Eric Steen, will meet the challenges presented by the Center for Medicare and Medicaid Services (“CMS”) competitive bidding and will develop new opportunities for growth creating value for shareholders. The Special Committee continues to believe that the value of the Company is above the proposed offer range of $1.85 to $2.00 per share. However, the Special Committee is prepared to agree to a reasonable period of exclusivity for due diligence and dialogue to better understand and address Mr. Morris’ concerns regarding future risks and to help him to potentially increase the value of his proposal. In addition, the Special Committee requested confirmation of Mr. Morris’ stated financing sources to support his proposal. For additional information, refer to our Current Report on Form 8-K filed with the SEC on July 19, 2013.

On July 31, 2013, the Board issued an Open Letter to Shareholders. In this letter, the Board announced the following: 1) The Special Committee of the Company, after long and careful deliberation and in the best interest of all shareholders, terminated the consideration of a potential sale of the Company; 2) Following thorough discussions with the Special Committee through the Company’s investment banking firm, Houlihan Lokey, Mr. Morris and his potential financing partners did not accept the offer made by the Special Committee in its Special Committee Response; 3) As such, the Board unanimously consented to disband the Special Committee; 4) Effective immediately, Wayne Yetter, while remaining an independent Board member, stepped down as Chairman of the Board and Ryan Morris resumed his position as Executive Chairman. For additional information, refer to our Current Report on Form 8-K filed with the SEC on July 31, 2013.

InfuSystem Holdings, Inc. Results of Operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

Revenues

Our revenue for the quarter ended June 30, 2013 was $14.7 million, a 4% increase, compared to $14.1 million for the quarter ended June 30, 2012. This increase was primarily driven by a 5% increase in rental revenue compared to the same period in the prior year. For the six months ended June 30, 2013, revenue was $29.4 million compared to $28.4 million for the same period ended June 30, 2012, a 3% increase over prior year. Again, this increase was primarily driven by a 5% increase in rental revenue compared to the same period in the prior year. Sales revenue was down 5% from prior year for the second quarter and down approximately 9% from prior year year-to-date. Management is focused on reversing this trend.

The increase in rental revenues is primarily related to the addition of larger customers, increased penetration into our existing customer accounts, the increase in the colorectal cancer and other cancer patients treated with the Company’s services and the continuation of the revision by a major group of third party payors in their claims processing guidelines. Additionally, since June 30, 2012, the Company has added another eleven plans under contract, the vast majority of which will positively impact revenue. Such strengths are being offset, by a one-time delay in the billings caused by the requirement by certain payors of additional paperwork in the first quarter of 2013 and an increase in unbilled revenue since December 31, 2012. Revenues in the second quarter were impacted significantly due to a delay in processing paperwork both in the field and in-house in the last month of the quarter. Corrections and a reduction in pending billings are expected by year-end 2013. Also during the second quarter of 2013, the Company felt the impact of the sequestration order approved by the President of United States on March 1, 2013, which effects Medicare payments, reducing revenue during the quarter by less than $0.1 million. In the absence of any bipartisan agreement in the federal government with respect to the sequestration order generally or relief from sequestration applicable to Medicate payments, this reduction will continue.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $10.3 million, consistent with the quarter ended June 30, 2012. Gross profit, as a percentage of revenues, represented 70% and 73% for the three months ended June 30, 2013 and 2012, respectively. Gross profit for the six months ended June 30, 2013 was $20.8 million compared to $20.7 million for the same period in 2012. Gross profit, as a percentage of revenues, represented 71% and 73% for the six months ended June 30, 2013 and 2012, respectively. The decrease as a percentage of revenue for both periods compared to prior year is primarily related to a decrease in rental gross margin from direct pay customers.

Provision for Doubtful Accounts

Provision for doubtful accounts for the three months ended June 30, 2013 and 2012 was $1.3 million and $0.9 million, respectively. The provision for doubtful accounts was 9% of revenues for the three months ended June 30, 2013 compared to 6% for the same period in the prior year. Provision for doubtful accounts for the six months ended June 30, 2013 and 2012 was $3.0 million and $2.1 million, respectively, an increase of 43% in 2013. This increase in the provision for doubtful accounts can be mainly attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that affected all durable medical equipment “DME” providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network. As a direct result of this selection, five states have new contracts under this agreement.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2013 was $0.7 million, consistent with the prior year period. Amortization of intangible assets for the six months ended June 30, 2013 was $1.3 million, a 3% decrease compared to the six months ended June 30, 2012.

Selling and Marketing Expenses

During the quarter ended June 30, 2013, selling and marketing expenses was $2.5 million, consistent with the quarter ended June 30, 2012. For the six months ended June 30, 2013, selling and marketing expenses was $4.9 million, a 7% decrease, compared to $5.3 million for the same period in the prior year. The decrease in selling and marketing expenses year to date was mainly attributed to lower travel, entertainment and salaries and commissions. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2013, general and administrative (“G&A”) expenses was $5.0 million, a decrease of $1.1 million, or 18%, compared to $6.1 million during the same period in 2012. The decrease for the comparable period is primarily related to additional legal, accounting and outside service fees of $1.4 million and $1.0 million of severance costs associated with the Settlement Agreement with the Concerned Stockholder Group that took place in the quarter ended June 30, 2012. Those additional costs were partially offset by the reversal of previously recognized stock compensation expense of $1.3 million, for which the requisite service was not rendered last year.

For the six months ended June 30, 2013, G&A expenses was $10.0 million compared to $12.4 million in the same prior year period, a decrease of $2.4 million, or 19%. The decrease between these periods was primarily related to prior year professional service and other costs for the Concerned Stockholder Group which totaled approximately $2.3 million; severance payments for a former CEO amounted to $1.0 million; $0.6 million was recorded during the three months ended March 31, 2012 for retention payments to key employees; and $1.3 million of previously recognized stock compensation expense was reversed due to the forfeiture and failure to meet the requisite service period. These prior year charges were offset by $0.3 million of expenses during the three months ended March 31, 2013 due primarily to fees related to the CEO search, the final severance payment made to the former CEO and one-time payments to a Board member (the “Transition Costs”).

Interest Expenses

During the quarter ended June 30, 2013, we recorded interest expense of $0.9 million compared to $0.7 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, we recorded interest expense of $1.8 million, compared to $1.3 million in the same prior year period. The increase compared to prior year periods was primarily related to higher interest rates due to our new credit agreement.

Loss on Extinguishment of Long Term Debt

During the prior year quarter ended June 30, 2012, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized as a loss on extinguishment of debt.

Other Income

During the first quarter of 2013, we received $0.3 million in proceeds when a mutual insurance company we maintained a policy with was acquired and cash payments were disbursed to eligible members.

Income Taxes

During the quarter ended June 30, 2013, we recorded an income tax benefit of $0.1 million compared to a tax benefit of $0.4 million during the three months ended June 30, 2012. The decreased tax benefit was primarily due to lower pre-tax losses compared to the same period in the prior year. In addition, during the quarter ended June 30, 2013, a reversal of a tax accrual was made as a result of a transfer price study that resulted in lower than originally anticipated tax expense. For the six months ended June 30, 2013, we recorded an income tax benefit of $0.1 million compared to a tax benefit of $0.6 million for the same period in the prior year. This was due to our profitability on a year to date basis in 2013 and the aforementioned tax reversal.

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $0.1 million and $5.1 million of availability on the Credit Facility compared to $2.3 million of cash and cash equivalents and $4.7 million of availability on the Credit Facility at December 31, 2012.

Cash generated by operating activities for the six months ended June 30, 2013 was $2.2 million compared to $2.3 million for the six months ended June 30, 2012. Although net income is significantly improved from a year ago, increases in accounts receivable are offsetting any cash improvement at June 30, 2013 when compared to the prior year.

Cash used in investing activities for the six months ended June 30, 2013 was $0.8 million compared to $0.4 million for the six months ended June 30, 2012. The increase in cash used is primarily related to a decrease in the cash proceeds from the sale of medical equipment during 2013.

Cash used in financing activities for the six months ended June 30, 2013 was $3.6 million compared to $1.9 million used for financing activities for the six months ended June 30, 2012. This increase was primarily due to a $1.3 million net increase in principle payments and loan proceeds in addition to $0.6 million in payments to retire some older capital leases during 2013.

Availability under the revolving Credit Facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $6.4 million and $6.5 million, respectively, outstanding amounts on the Revolver included $1.2 million and $1.8 million and a reserve amount of $0.1 million on a letter of credit at June 30, 2013, leaving approximately $5.1 million and $4.7 million available under the revolving Credit Facility as of June 30, 2013 and December 31, 2012, respectively.

Correspondingly, total debt less cash (“Net Debt Position”) was $28.2 million as of June 30, 2013 compared to $30.7 million as the end of 2012, a reduction by $2.5 million.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of June 30, 2013, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of June 30, 2013, were not effective due to a material weakness in our internal controls related to record-keeping of minutes of the meetings of the Board of Directors and its committees, identified during the fourth quarter of 2012, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Change in Internal Control

Other than the changes described above, we have made no changes during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

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

On August 16, 2012, the CMS announced the timetable for Competitive Bidding Round 1 Recompete (“RD1RC”), which includes a new product category for external infusion pumps and supplies affecting nine MSAs. As of the current schedule, any changes in reimbursement associated with RD1RC will not become effective until calendar year 2014. The Company submitted its bid in December 2012. The Company’s revenue directly associated with CMS in these MSA’s currently approximates 1% of the Company’s total annual revenue. Originally, CMS was to announce single payment amounts and begin the contracting process in the Spring of 2013. During the second quarter of 2013, this schedule, as reflected on CMS’ website, was changed from “Spring 2013” to “Summer 2013”. No further update has been provided by CMS.

By 2016, CMS is scheduled to fully implement some form of competitive bidding. The impact of this 2016 schedule and RD1RC is not easily identifiable, is unclear at this time, and could, among many factors, negatively impact the Company’s market share, negatively impact business with the Company’s customers and other payors, and significantly reduce revenue, earnings and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2013, as previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on March 19, 2013, the Company issued Eric Steen 700,000 stock options as an inducement to his employment as the Company’s CEO and pursuant to the terms of an Inducement Stock Option Agreement, by and between the Company and Mr. Steen, dated as of April 1, 2013. Of Mr. Steen’s stock options, 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, and all options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the thirty-six months thereafter. The options will expire on the tenth anniversary of their grant date. In the event Mr. Steen is involuntarily terminated by the Company without cause, the vesting of the options that would have otherwise vested in the twelve months following the date of termination will accelerate and become exercisable. The vesting of the options may be accelerated by the Compensation Committee, in its sole discretion.

On May 2, 2013, as previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on April 29, 2013, the Company issued Michael McReynolds 100,000 stock options as an inducement to his employment as the Company’s Chief Information Officer and pursuant to the terms of an Inducement Stock Option Agreement, by and between the Company and Mr. McReynolds, dated as of April 29, 2013. Mr. McReynold’s options have an exercise price of $1.75 per share and vest one-third on each of the next three (3) anniversaries of the grant date, provided that Mr. McReynolds is employed by the Company on each of these dates. In the event that Mr. McReynolds is involuntarily terminated by the Company without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable. In the event that Mr. McReynolds is otherwise involuntarily terminated by the Company without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.

These inducement stock options were issued outside the Company’s 2007 Stock Option Plan in connection with the offer of employment to Messrs. Steen and McReynolds. The offer and sale of inducement stock options to Messrs. Steen and McReynolds were made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 13, 2013	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Financial Officer)