Form 10-Q
period 2013-09-30
InfuSystem Holdings, Inc
filed 2013-11-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, 22,085,031 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Index to Form 10-Q

		PAGE
PART I-	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II-	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$908	$2,326
Accounts receivable, less allowance for doubtful accounts of $4,178 and $3,136 at September 30, 2013 and December 31, 2012, respectively	9,291	8,511
Inventory	1,343	1,339
Other current assets	625	684
Deferred income taxes	1,986	1,971

Total Current Assets	14,153	14,831
Medical equipment held for sale or rental	2,995	2,626
Medical equipment in rental service, net of accumulated depreciation	14,941	13,071
Property & equipment, net of accumulated depreciation	813	867
Deferred debt issuance costs, net	1,972	2,362
Intangible assets, net	24,075	25,541
Deferred income taxes	17,259	17,806
Other assets	184	419

Total Assets	$76,392	$77,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,329	$2,135
Accounts payable - related party	—	9
Current portion of long-term debt	3,239	3,953
Other current liabilities	2,824	4,098

Total Current Liabilities	10,392	10,195
Long-term debt, net of current portion	24,380	27,315

Total Liabilities	34,772	37,510

Stockholders’ Equity:
Preferred stock, $.0001 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 22,088,731 and 22,085,031, respectively, as of September 30, 2013 and 21,990,000 and 21,802,515, respectively, as of December 31, 2012	2	2
Additional paid-in capital	89,544	88,742
Accumulated deficit	(47,926)	(48,731)

Total Stockholders’ Equity	41,620	40,013

Total Liabilities and Stockholders’ Equity	$76,392	$77,523

See accompanying notes to unaudited consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Rentals	$14,493	$13,025	$41,556	$38,903
Product Sales	1,247	1,150	3,547	3,692

Net revenues	15,740	14,175	45,103	42,595
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,750	2,377	8,174	6,760
Cost of revenues — Pump depreciation and disposals	1,650	1,601	4,836	4,928

Gross profit	11,340	10,197	32,093	30,907

Selling, general and administrative expenses:
Provision for doubtful accounts	1,795	979	4,782	3,119
Amortization of intangibles	648	670	1,972	2,028
Selling and marketing	2,391	2,349	7,281	7,635
General and administrative	4,583	5,278	14,622	17,688

Total sales, general and administrative	9,417	9,276	28,657	30,470

Operating income	1,923	921	3,436	437
Other (expense) income:
Interest expense	(838)	(971)	(2,636)	(2,235)
Loss on extinguishment of long term debt	—	—	—	(552)
Other (expense) income	(7)	(136)	329	(134)

Total other expense	(845)	(1,107)	(2,307)	(2,921)
Income (loss) before income taxes	1,078	(186)	1,129	(2,484)
Income tax (expense) benefit	(429)	219	(324)	774

Net income (loss)	$649	$33	$805	$(1,710)

Net income (loss) per share:
Basic	$0.03	$0.00	$0.04	$(0.08)
Diluted	$0.03	$0.00	$0.04	$(0.08)
Weighted average shares outstanding:
Basic	21,891,041	21,601,529	21,851,798	21,311,116
Diluted	22,075,532	21,827,365	22,043,998	21,311,116
Comprehensive Income (Loss)
Net income (loss)	$649	$33	$805	$(1,710)
Unrealized gain on interest rate swap, net of taxes	—	—	—	1
Reclassification of hedging losses, net of taxes	—	—	—	(111)

Comprehensive income (loss)	$649	$33	$805	$(1,820)

See accompanying notes to unaudited consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,765	$5,834

INVESTING ACTIVITIES
Purchase of medical equipment and property	(3,396)	(4,312)
Proceeds from sale of medical equipment and property	2,808	3,521

NET CASH USED IN INVESTING ACTIVITIES	(588)	(791)

FINANCING ACTIVITIES
Principal payments on bank loans, revolving credit facility and capital lease obligations	(27,912)	(6,747)
Cash proceeds from bank loans and revolving credit facility	22,395	2,500
Common stock repurchased to satisfy statutory withholding on stock based compensation	(78)	(131)

NET CASH USED IN FINANCING ACTIVITIES	(5,595)	(4,378)

Net change in cash and cash equivalents	(1,418)	665
Cash and cash equivalents, beginning of period	2,326	799

Cash and cash equivalents, end of period	$908	$1,464

See accompanying notes to unaudited consolidated financial statements

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

Revised Presentation in the Consolidated Statements

The Company both rents and sells medical equipment. In the first quarter of 2013, it came to management’s attention that based on promulgation through recent comments from the Staff of the Securities and Exchange Commission, greater clarity and consistent classification should be provided in an entity’s financial statements around such assets on the balance sheet and in the statement of cash flows. Specifically, the Staff believed that a company should clearly disclose (i) assets on the balance sheet; and (ii) cash flows when presenting cash flows in relation to, and in consideration of, its predominant source of revenues.

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

While management has concluded that the effect of correcting previous errors in the Company’s financial statements is not material, the Company reclassified certain amounts in its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 to allow for appropriate comparisons between periods presented.

The effect of this reclassification to the Condensed Consolidated Statements of Cash Flows was to both reduce Net cash provided by operating activities and reduce Net cash used in investing activities by $2.4 million for the nine months ended September 30, 2012.

The corrections and reclassifications described above did not affect the Company’s condensed consolidated statements of operations or total cash flows for the nine months ended September 30, 2012.

2.	Medical Equipment and Property

Medical equipment consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Medical Equipment in rental service	$37,040	$34,193
Medical Equipment in rental service - pump reserve	(103)	(270)
Accumulated depreciation	(21,996)	(20,852)

Medical Equipment in rental service, net of accumulated depreciation
	14,941	13,071
Medical Equipment held for sale or rental	2,995	2,626

Total	$17,936	$15,697

Depreciation expense for medical equipment for the three and nine months ended September 30, 2013 was $1.3 million and $3.8 million, respectively, compared to $1.3 million and $4.0 million, respectively, for the same prior year periods. This was recorded in cost of revenues – pump depreciation and disposals.

Depreciation expense for property and equipment for the three months and nine months ended September 30, 2013 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.4 million, respectively, for the same prior year periods. This expense was recorded in general and administrative expenses.

Medical equipment held for sale or rental contains approximately $0.7 million of pre-owned equipment received from a financial institution with such equipment coming off lease. Under the Company’s arrangement with the financial institution, the Company does not pay for the equipment until it is sold. The liability for this equipment is shown in other current liabilities for a similar amount. The Company assumes risk of loss and accounts for the disposition of such equipment as a sale.

3.	Goodwill and Intangible Assets

As of June 30, 2012, the goodwill balance was fully impaired with accumulated impairment charges of $64.1 million.

Identifiable Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013
	Gross	Accumulated
	Assets	Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	12,016	20,850
Non-competition agreements	848	576	272
Software	2,153	1,200	953

Total nonamortizable and amortizable intangible assets	$37,867	$13,792	$24,075

	December 31, 2012
	Gross	Accumulated
	Assets	Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	10,373	22,493
Non-competition agreements	848	441	407
Software	1,647	1,006	641

Total nonamortizable and amortizable intangible assets	$37,361	$11,820	$25,541

Amortization expense for the three and nine months ended September 30, 2013 was $0.6 million and $2.0 million, respectively, compared to $0.7 million and $2.0 million, respectively, for the same prior year periods. Expected annual amortization expense for intangible assets recorded as of September 30, 2013, is as follows (in thousands):

	10/1-					2018 and
	12/31/2013	2014	2015	2016	2017	thereafter
Amortization expense	$646	$2,468	$2,279	$2,191	$2,191	$11,537

4.	Derivative Financial Instruments

The Company used derivative instruments to manage interest rate risk and had previously designated an interest rate swap as a cash flow hedge of interest expense related to variable-rate long-term debt. To the extent this hedging relationship was effective; changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Loss (“AOCL”). Amounts were reclassified from AOCL to interest expense in the period when the hedged forecasted transaction affected earnings. The Company terminated this interest rate swap in December 2012 and had no outstanding derivative contracts as of December 31, 2012 or September 30, 2013.

As of September 30, 2012, the Company had a single interest rate swap liability outstanding with a fair market value of $0.2 million, classified in Derivative Liabilities. This swap had a notional value at September 30, 2012 of $13.4 million. The Company measured the fair value of its interest rate swap using Level 2 fair value measurement inputs which are observable in the market. There were no reclassifications among fair value measurement levels during the period ended September 30, 2012.

During the three and nine month periods ended September 30, 2012, changes in the fair value of the derivative and reclassifications from AOCL to earnings were insignificant.

5.	Debt

On November 30, 2012, the Company entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders. The facility consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loan is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of September 30, 2013, interest was payable at the Wells Fargo prime rate plus 6.25%, which equaled 9.50%.

The availability under the revolving Credit Facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $5.7 million and $6.5 million, respectively, outstanding amounts on the Revolver included $0.6 million and $1.8 million and a reserve amount of $0.1 million on a letter of credit at September 30, 2013, leaving approximately $5.0 million and $4.7 million available under the revolving Credit Facility as of September 30, 2013 and December 31, 2012, respectively.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of September 30, 2013, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on capital expenditures in accordance with the agreement governing the Credit Facility that is $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of September 30, 2013 as follows (in thousands):

	2013	2014	2015	2016	Total
Term Loans	$600	$2,400	$2,400	$19,300	$24,700
Revolver	—	—	—	629	629
Capital Leases	203	852	828	407	2,290

Total	$803	$3,252	$3,228	$20,336	$27,619

The following is a breakdown of the Company’s current and long-term debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Current				Current
	Portion of				Portion of
	Long-Term	Long-			Long-	Long-
	Debt	Term Debt	Total		Term Debt	Term Debt	Total
Term Loans	$2,400	$22,300	$24,700	Term Loans	$2,400	$24,100	$26,500
Revolver	—	629	629	Revolver	—	1,800	1,800
Capital Leases	839	1,451	2,290	Capital Leases	1,553	1,415	2,968

Total	$3,239	$24,380	$27,619	Total	$3,953	$27,315	$31,268

6.	Income Taxes

Income tax expense was $0.4 million and $0.3 million for the three and nine months ended September 30, 2013 compared to $0.2 million and $0.8 million, respectively, of tax benefit for the same prior year periods. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2013. After adjusting the historical losses for non-recurring items, including the goodwill impairment, legal costs pertaining to events related to the “Concerned Stockholder Group” (as described in our 2012 Form 10-K), severance agreements and sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

7.	Related Party Transactions

During the three and nine months ended September 30, 2013 and 2012, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Thomas Creal, an Executive Vice-President of the Company. Total purchases during each of the three and nine months ended September 30, 2013 and 2012 were less than $0.1 million, respectively. Outstanding payables associated with the purchases were insignificant as of September 30, 2013 and December 31, 2012. The Company also sold pumps to Adepto. Total sales during the three months and nine months ended September 30, 2013 and 2012 were less than $0.1 million. Outstanding receivables associated with the sales were less than $0.1 million as of September 30, 2013 and December 31, 2012.

The Company also leases buildings from a company partially owned by Mr. Creal. Rent is paid monthly and totals approximately $0.1 million annually.

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

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) (in thousands)	$649	$33	$805	$(1,710)
Denominator:
Weighted average common shares outstanding:
Basic	21,891,041	21,601,529	21,851,798	21,311,116
Dilutive effect of non-vested awards	184,491	225,836	192,200	—

Diluted	22,075,532	21,827,365	22,043,998	21,311,116
Net income (loss) per share:
Basic	$0.03	$0.00	$0.04	$(0.08)
Diluted	$0.03	$0.00	$0.04	$(0.08)

For the three and nine months ended September 30, 2013, vested stock options of 1.4 million and 1.3 million, respectively, were not included in the calculation because they would have an anti-dilutive effect. For the same prior year periods, 1.4 million in stock options and 0.7 million in unvested restricted shares, respectively, were not included in the calculation as they would have had an anti-dilutive effect.

During the second quarter of 2012, per the terms of a consulting agreement with former CEO, Mr. Sean McDevitt, the Company terminated 2.0 million shares of common stock potentially issuable under such agreement. Under the consulting agreement, Mr. McDevitt received a consulting fee of $1.0 million, paid in shares of the Company’s common stock. Shares issued to Mr. McDevitt were issued from the Company’s 2007 Stock Incentive Plan, as amended (the “Plan”), valued at the average closing price of a share on the NYSE-MKT on the five trading days preceding the date of such issuance and totaled 0.5 million shares. In addition, the potentially issuable shares of 2.0 million were not part of Company’s 2007 Stock Plan. As these 2.0 million shares were forfeited before the requisite service period was rendered, previously recognized compensation expense of $1.3 million was reversed and recorded as a reduction of general and administrative expense during the three months ended June 30, 2012.

10.	Subsequent events

On October 3, 2013, the Company issued a Current Report on Form 8-K that it had received offers to provide external infusion pumps and supplies in all nine of the Metropolitan Statistical Areas (“MSAs”) put out to bid by CMS as part of the announced timetable for Competitive Bidding Round 1 Recompete (“RD1RC”) from August 16, 2012. Since October 3, 2013, the Company has entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs.

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,800 oncology practices in the United States, and retain title to the pumps during this process.

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

On July 1, 2013, we entered into an employment agreement with Jonathan P. Foster, pursuant to which Mr. Foster would continue his service, on a permanent basis, as our Chief Financial Officer effective September 1, 2013. As previously disclosed, Mr. Foster has been serving as Chief Financial Officer since March 16, 2012 under a Consulting Agreement, as amended. For additional information, refer to our Current Report on Form 8-K filed with the SEC on July 8, 2013.

On July 17, 2013, Ryan Morris, a member of our Board, delivered a letter to the Special Committee regarding a good faith indication of interest by Meson Capital Partners LP and Mr. Morris to acquire the Company for between $1.85 and $2.00 per share in cash (the “Morris Letter”). On July 18, 2013, the Special Committee considered the Morris Letter and issued a written response (the “Special Committee Response”). The Special Committee believed that the management team, under the leadership of the Company’s new CEO, Eric Steen, will meet the challenges presented by the Center for Medicare and Medicaid Services (“CMS”) competitive bidding and will develop new opportunities for growth creating value for shareholders. The Special Committee continued to believe that the value of the Company was above the proposed offer range of $1.85 to $2.00 per share. However, the Special Committee was prepared to agree to a reasonable period of exclusivity for due diligence and dialogue to better understand and address Mr. Morris’ concerns regarding future risks and to help him to potentially increase the value of his proposal. In addition, the Special Committee requested confirmation of Mr. Morris’ stated financing sources to support his proposal. For additional information, refer to our Current Report on Form 8-K filed with the SEC on July 19, 2013.

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

On August 14, 2013, the Board approved a series of amendments to the Company’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). First, the amendments provide that the Board’s Compensation Committee will determine the exercise price of any stock options or stock appreciation rights issued under the 2007 Plan, which exercise price must be at or above the current market value for the Company’s common stock on the date of grant. The market value of a Share is defined as the average closing price of the Company’s common stock on its principal stock exchange or, as applicable, the average mean of the closing bid and asked prices quoted on the principal market system for the Company’s stock for the five (5) most recent trading days prior to the date of grant. Second, the 2007 Plan has been amended to specify that, except in connection with a reorganization, share split, recapitalization, merger or other similar corporate event, outstanding stock options or stock appreciation rights may not be repriced nor exchanged for either cash or a substitute award under the 2007 Plan with a lower, or no, exercise price without stockholder approval. Third, the amendments provide that restricted stock awards granted under the 2007 Plan from and after the date of such amendment will reduce the total number of shares remaining available for the Company to grant under the Plan at a rate of two shares per one restricted share granted, and other awards will reduce the number of shares remaining at a rate of one share to one share under the award. Finally, the amendments expressly provide that each 2007 Plan participant is responsible for his/her own tax obligations in respect of awards under the 2007 Plan, and that the Company will not reimburse the participant for any such taxes. Further, the Plan now specifies that no stock options or other 2007 Plan awards may be issued to a participant in order to cover all or any portion of a participant’s exercise price or tax withholding obligations (i.e., “tax gross-ups”) in respect of awards under the 2007 Plan. For additional information and for a complete copy of the 2007 Plan, as amended, refer to our Current Report on Form 8-K filed with the SEC (the “2007 Plan 8-K”) on August 15, 2013.

On October 3, 2013, we issued a Current Report on Form 8-K that we had received offers to provide external infusion pumps and supplies in all nine of the Metropolitan Statistical Areas (“MSAs”) put out to bid by CMS as part of the announced timetable for Competitive Bidding Round 1 Recompete (“RD1RC”) from August 16, 2012. Since October 3, 2013, we have entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs.

During this year, we felt the impact of the sequestration order approved by the President of United States on March 1, 2013, which effects Medicare payments, reducing revenue quarterly by less than $0.1 million since that date. In the absence of any bipartisan agreement in the federal government with respect to the sequestration order generally or relief from sequestration applicable to Medicare payments, this reduction will continue. In addition, the recent federal government shutdown in October 2013 had no impact on our business.

InfuSystem Holdings, Inc. Results of Operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

Revenues

        Our revenue for the quarter ended September 30, 2013 was $15.7 million, an 11% increase, compared to $14.2 million for the quarter ended September 30, 2012. This increase was primarily driven by an 11% increase in rental revenue compared to the same period in the prior year. For the nine months ended September 30, 2013 revenue was $45.1 million compared to $42.6 million for the same period ended September 30, 2012, a 6% increase over prior year. Again, this increase was driven by a 7% increase in rental revenue compared to the same period in the prior year. Sales revenue was up 8% from prior year for the third quarter and down approximately 4% year-to-date from prior year comparable periods. Management has been focused on reversing that downward trend in sales which was successful in the third quarter of 2013.

The increase in rental revenues are primarily related to the addition of larger customers, increased penetration into our existing customer accounts, the increase in the colorectal cancer and other cancer patients treated with the Company’s services and the continuation of the revision by a major group of third party payors in their claims processing guidelines. Additionally, since September 30, 2012, the Company has added another 18 plans under contract, the vast majority of which will positively impact revenue. Such strengths are being offset, by a one-time delay in the billings caused by the requirement by certain payors of additional paperwork in the first quarter of 2013 and an increase in unbilled revenue since December 31, 2012. Revenues in the second quarter were impacted significantly due to a delay in processing paperwork both in the field and in-house. Corrections and a reduction in pending billings occurred in the current quarter and further correction and reduction are still expected by year-end 2013. Also during this year, we felt the impact of the sequestration from March 2013, with a reduction of revenue by less than $0.1 million since that date.

Gross Profit

Gross profit for the quarter ended September 30, 2013 was $11.3 million, an increase of 11% compared to $10.2 million for the quarter ended September 30, 2012. Gross profit, as a percentage of revenues, represented 72% for the quarter ended September 30, 2013 and 2012. Gross profit for the nine months ended September 30, 2013 was $32.1 million compared to $30.9 million for the same period in 2012. Gross profit, as a percentage of revenues, represented 71% and 73% for the nine months ended September 30, 2013 and 2012, respectively. The decrease as a percentage of revenue for the nine month period compared to the same prior year period is primarily related to a decrease in rental gross margins from direct pay customers.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2013 and 2012 was $1.8 million and $1.0 million, respectively. The provision for doubtful accounts was 11% of revenues for the quarter ended September 30, 2013 compared to 7% for the same period in the prior year. Provision for doubtful accounts for the nine months ended September 30, 2013 and 2012 was $4.8 million and $3.1 million, respectively, an increase of 53% in 2013. This increase in the provision for doubtful accounts can be mainly attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that affected all durable medical equipment “DME” providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated as out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network. As a direct result of this selection, five states have new contracts under this agreement.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2013 was $0.6 million, compared to $0.7 million for the same prior year period. Amortization of intangible assets for the nine months ended September 30, 2013 was $2.0 million, consistent with the nine months ended September 30, 2012.

Selling and Marketing Expenses

During the quarter ended September 30, 2013, selling and marketing expenses was $2.4 million, compared to $2.3 million for the same quarter ended September 30, 2012. For the nine months ended September 30, 2013, selling and marketing expenses was $7.3 million, a 5% decrease, compared to $7.6 million for the same period in the prior year. The decrease in selling and marketing expenses for the nine month period was mainly attributed to lower travel, entertainment and salaries and commissions. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2013, general and administrative (“G&A”) expenses was $4.6 million, a decrease of $0.7 million, or 13%, compared to $5.3 million during the same period in 2012. The decrease was primarily attributed to a reduction in prior year professional fees of $0.3 million pertaining to additional legal and outside service fees as a result of the special meeting and changes in the composition of the Board of Director’s and current year reductions of $0.4 million in other general and administrative cost savings.

During the nine months ended September 30, 2013, general and administrative expenses were $14.6 million compared to $17.7 million for the same nine month period in 2012. The decrease between these periods was primarily related to a reduction in depreciation of $0.4 million in the current year period; prior year costs for professional service and other costs for the Concerned Stockholder Group, which totaled approximately $2.3 million; severance payments for a former CEO amounted to $1.0 million; $0.6 million was recorded during the three months ended March 31, 2012 for retention payments to key employees partially offset by $1.3 million of previously recognized stock compensation expense that was reversed due to the forfeiture and failure to meet the requisite service period.

Interest Expenses

During the quarter ended September 30, 2013, we recorded interest expense of $0.8 million compared to $1.0 million for the quarter ended September 30, 2012. This decrease was mainly attributed to a net decrease of approximately $0.2 million, of which interest expense decreased $0.5 million as a result of costs pertaining to the monthly ticking fee in 2012 equal to 1% of the aggregate amount outstanding partially offset by an increase in interest expense of $0.3 million as a result of our new debt facility. For the nine months ended September 30, 2013, we recorded interest expense of $2.6 million compared to $2.2 million in the same prior year period, which included $0.5 million as a result of costs pertaining to the monthly ticking fee in 2012 equal to 1% of the aggregate amount outstanding. The remaining increase of $0.9 million was primarily related to higher interest rates due to our new credit agreement.

Loss on Extinguishment of Long Term Debt

During the prior year nine months ended September 30, 2012, $0.3 million of previously capitalized debt issuance costs and $0.3 million of certain payments made to secure the Fifth Amendment were recognized as a loss on extinguishment of debt.

Other (Expense) Income

Other expense for the quarter ended September 30, 2013 decreased by $0.1 million compared to the same prior period due to the expiration of a tax liability in the prior year period. Other income during the nine months ended September 30, 2013 increased to $0.3 million from an expense of $0.1 million in the same prior year period. This increase of $0.4 million was a result of receiving $0.3 million in proceeds in the current year period when a mutual insurance company we maintained a policy with was acquired and cash payments were disbursed to eligible members and the expiration of a tax liability in the prior year period for $0.1 million.

Income Taxes

During the quarter ended September 30, 2013, we recorded an income tax expense of $0.4 million compared to a tax benefit of $0.2 million for the same period in the prior year. The tax expense was primarily due to the company generating pre-tax income compared to the same period in the prior year. For the nine months ended September 30, 2013, we recorded an income tax expense of $0.3 million compared to a tax benefit of $0.8 million for the same period in the prior year. This was due to our profitability on a year to date basis in 2013 and the aforementioned tax reversal.

Liquidity and Capital Resources

As of September 30, 2013, we had cash or cash equivalents of $0.9 million and $5.0 million of availability on the Credit Facility compared to $2.3 million of cash and cash equivalents and $4.7 million of availability on the Credit Facility at December 31, 2012.

Cash generated by operating activities for the nine months ended September 30, 2013 was $4.8 million compared to $5.8 million for the nine months ended September 30, 2012. Although net income is significantly improved from a year ago, increases in accounts receivable are partially offsetting cash improvement at September 30, 2013 when compared to the prior year.

Cash used in investing activities for the nine months ended September 30, 2013 was $0.6 million compared to $0.8 million for the nine months ended September 30, 2012. The decrease in cash used is primarily related to a decrease in the number of pumps being purchased this year compared to the same period last year. This amount was offset by a decrease in the amount of pumps being sold this year compared to last year and by an increase in the investment in information technology systems by approximately $0.5 million.

Cash used in financing activities for the nine months ended September 30, 2013 was $5.6 million compared to $4.4 million for the nine months ended September 30, 2012. This increase was primarily due to a $1.8 million net increase in principle payments on the term loan, reductions to the revolver balance in addition to payments to retire some older capital leases during 2013.

Availability under the revolving Credit Facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $5.7 million and $6.5 million, respectively, outstanding amounts on the Revolver included $0.6 million and $1.8 million and a reserve amount of $0.1 million on a letter of credit at September 30, 2013, leaving approximately $5.0 million and $4.7 million available under the revolving Credit Facility as of September 30, 2013 and December 31, 2012, respectively.

Correspondingly, total debt was $27.6 million as of September 30, 2013 compared to $31.3 million as of the end of 2012, a reduction of $3.7 million.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of September 30, 2013, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

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

(a)	Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of September 30, 2013, were not effective due to a material weakness in our internal controls related to record-keeping of minutes of the meetings of the Board of Directors and its committees, identified during the fourth quarter of 2012, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

(b)	Change in Internal Control Over Financial Reporting

Other than the changes described above, we have made no changes during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K. Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2012 Form 10-K.

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

On October 3, 2013, the Company announced that it had received offers to provide external infusion pumps and supplies in all nine of the MSAs put out to bid by CMS in RD1RC. Since that date the Company has entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs.

By 2016, CMS is scheduled to fully implement some form of competitive bidding. The impact of this 2016 schedule and RD1RC is not easily identifiable, is unclear at this time, and could, among many factors, negatively impact the Company’s market share, negatively impact business with the Company’s customers and other payors, and significantly reduce revenue, earnings and cash flow.

Any federal government shutdown or changes to sequestration may adversely impact our business.

Our revenues are dependent on private insurers and governmental agencies. The impact of the sequestration order approved in March 2013 effects our Medicare payments. In the absence of any bipartisan agreement in the federal government with respect to the sequestration order or relief from sequestration applicable to Medicare payments, our revenue could be reduced. In addition, any federal government shutdown could also have an adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 12, 2013	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Financial Officer)