Form 10-K
period 2013-12-31
InfuSystem Holdings, Inc
filed 2014-03-11
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $28,400,850. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 22,169,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the future financial position, liquidity, business strategy, plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events and financial trends that we believe may affect financial condition, results of operations, business strategy and financial needs. We undertake no obligation to update any forward-looking statement. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and the following:

•	our expectations regarding financial condition or results of operations in future periods;

•

our expectations regarding potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding;

•	our expectations regarding the size and growth of the market for our products and services;

•	our ability to execute our business strategies grow our business including our ability to introduce new products and services;

•	our ability to hire and retain key employees;

•	our ability to remain in compliance with our credit facility;

•	our dependence on our Medicare Supplier Number;

•	changes in third-party reimbursement processes and rates;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physicians’ acceptance of infusion pump therapy over alternative therapies;

•	our dependence on a limited number of third party payors;

•	our ability to maintain relationships with health care professionals and organizations;

•	the adequacy of our allowance for doubtful accounts;

•	our ability to comply with changing health care regulations;

•	sequestration;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition;

•	our ability to implement information technology improvements and to respond to technological changes; and

•	dependence upon our suppliers.

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

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

References in this Annual Report on Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries.

Item 1.	Business.

Background

InfuSystem Holdings, Inc. is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem, Inc., a California corporation (“InfuSystem”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware corporation.

Business Concept and Strategy

We are a leading provider of infusion pumps and related services in the United States. We provide our services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas and Ontario, Canada.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer. Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps.

We provide these pumps and related supplies to oncology clinics, obtain an assignment of insurance benefits from the patient, and bill the patient’s insurance company or patient as appropriate, for the use of the pump and supplies, and collect payment. We also provide pump management services for the pumps and associated disposable supply kits to approximately 1,800 oncology clinics in the United States, while retaining title to the pumps during this process.

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

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions, although the latter is greatly limited by our new credit agreement. With that in mind, we believe there are limited opportunities to acquire smaller, regional competitors that perform similar services to us but do not have the national market access, a network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new services.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated by our existing third party payor contracts and economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively. Additionally, we have already established a long standing relationship as a provider of pumps to approximately 1,800 oncology clinics in the United States. We believe that there are competitive barriers to entry against other suppliers with respect to these oncology clinics because we have an established national presence and more than 260 third party payor contracts in place covering approximately 228 million third party payor lives (i.e., persons enrolled in various managed care plans or commercial insurance carriers such as health maintenance organizations and preferred provider organizations) increasing the likelihood that we participate in the insurance networks of patients to whom physicians wish to refer an ambulatory infusion pump provider. Moreover, we have an available total pump fleet of approximately 41,000 active ambulatory infusion pumps, which may allow us to be more responsive to the needs of physicians and patients than a new market entrant. We do not perform any research and development.

In view of the Company’s changing payor environment, we believe that focusing on operational efficiencies, improving liquidity, and strengthening the balance sheet by reducing debt will support the Company’s overall business strategy discussed above.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from 1 to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2010/2011 National Comprehensive Cancer Network (“NCCN”) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

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

•

The use of continuous infusion has been demonstrated to decrease or alter the toxicity of a number of cytotoxic, or cell killing agents. Higher doses of drugs can be infused over longer periods of time, leading to improved tolerance and decreased toxicity. For example, the cardiotoxicity (heart muscle damage) of the chemotherapy drug Doxorubicin is decreased by schedules of administration according to The Chemotherapy Source Book by Michael C. Perry. Nausea, vomiting, diarrhea and decreased white blood cell and platelet counts are all affected by duration of delivery. Continuous infusion can lead to improved tolerance and patient comfort while enhancing the patient’s ability to remain on the chemotherapy regimen. Additionally, the lower toxicity profile and resulting reduction in side effects enables patients undergoing continuous infusion therapy to continue a relatively normal lifestyle, which may include continuing to work, going shopping, and caring for family members. We believe that the partnering of physician management and patient autonomy provide for the highest quality of care with the greatest patient satisfaction.

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

Services

Our core service is to provide oncology offices, infusion clinics and hospital out-patient chemotherapy clinics with ambulatory infusion pumps in addition to related supplies for patient use. We then directly bill and collect payment from payors and patients for the use of these pumps. As of December 31, 2013 we own a total of approximately 41,000 ambulatory infusion pumps, which are dedicated to this service offering. At any given time, it is estimated that all but approximately 3,000 pumps are in the possession of these facilities or on a patient. These 3,000 pumps are either in transport for cleaning and calibration or in our facilities as reserves.

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

•

We provide patients with 24-hour by 7 days a week (“24x7”) service and support. We employ oncology and intravenous certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

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

Other services we offer include the sale, rental and leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2013, we own a fleet of approximately 20,000 new and used pole mounted and ambulatory pumps, representing approximately 70 makes and models of equipment which are dedicated to these services. These pumps are available for daily, weekly, monthly or annual rental periods as well as for sale or lease.

In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair Centers of Excellence across the United States and Canada and employ a staff of highly trained technicians to provide these services.

Information Technology

The year ended December 31, 2013 was a year of reorganization for the Company’s Information Technology (“IT”) department. The Company’s first Chief Information Officer was hired, reporting to the Chief Executive Office (“CEO”). IT was refocused on not only supporting our internal IT needs but also in supporting electronic medical record technology (“EMR”) to be used by medical facilities using the Company’s infusion pumps and services. This focus will enable current billing information to be transferred to the Company from these facilities electronically and automatically, bypassing the current methods of mail, email, and/or facsimile. We expect that this new focus will strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company.

In 2014, the Company plans to invest in excess of $1.0 million into IT, with specific focus on EMR, other internal operational efficiencies and new product support.

Relationships with Physician Offices

We have business relationships with clinical oncologists at approximately 1,800 oncology clinics. Though this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

We believe that, in general, we do not compete directly with hospitals and physician offices to treat patients. Rather, by providing products and services to hospitals and physician offices and other care facilities and providers, we believe that we assist other providers in meeting increasing patient demand and managing institutional constraints on capital and manpower due to the nature of limited resources in hospitals and physician offices.

Employees

As of December 31, 2013, we had 213 employees, including 198 full-time employees and 15 part-time employees. None of our employees are unionized.

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

Seasonality

Our business rental activity is not subject to seasonality. Revenue, net of bad debt, may be seasonal due to the impact of copays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by the recent changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. This has become more of a factor as the Company’s liquidity has improved, allowing for opportunistic pump purchases which allow for opportunistic pump sales. Taking all of these factors into account, profitability normally improves in the second half of the year over the first half.

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

We currently have contracts with more than 260 third party payor plans that cover approximately 228 million lives. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2013. Our contracts with our next largest contracted payor in the aggregate accounted for approximately 17% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2013. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings.

On August 16, 2012, CMS announced the timetable for Competitive Bidding Round 1 Recompete (“RD1RC”), which includes a new product category for external infusion pumps and supplies affecting nine Metropolitan Statistical Areas (“MSAs”). We submitted our bid in December 2012. On October 3, 2013, the Company announced that it had received offers to provide external infusion pumps and supplies in all nine of the MSAs put out to bid by CMS in RD1RC. Since that date the Company has entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs.

By 2016, CMS is scheduled to fully implement some form of competitive bidding. The impact of this 2016 schedule and RD1RC is not easily identifiable, is unclear at this time, and could, among many factors, negatively impact the Company’s market share, negatively impact business with the Company’s customers and other payors, and significantly reduce revenue, earnings and cash flow.

On October 14, 2012, a major group of third party payors revised their claim processing guidelines that affected all durable medical equipment (“DME”) providers. Prior to the change, DME providers were allowed to submit claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network, resulting in the patient incurring higher costs and the Company recognizing increased revenue based on the higher out-of-network rates. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk and results in an increase to our bad debt expense in Selling, General and Administrative expenses. This major payor’s association selected InfuSystem as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

Competitors

We believe that our competition is primarily composed of regional DME providers, hospital-owned DME providers, physician providers and home care infusion providers. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with Supplier Standards established by CMS regulating Medicare suppliers of DME and prosthetics, orthotics and supplies (“DMEPOS”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization and (x) meet certain specified surety bond requirements.

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

The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to health care for the uninsured and control the escalation of health care expenditures within the economy. In 2010, federal legislation to reform the United States health care system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will impact various aspects of our business operations. However, it is unclear how the new law will impact reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3% excise tax on medical devices that was implemented in 2013 that applies to sales within the United States of a majority of our pump products that we purchase. This new law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. Effective for sales made after December 31, 2012. Future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Recent Events in Our Business

On January 3, 2013, we announced that our Board of Directors (the “Board”) had formally ended its assessment of potential strategic alternatives initiated by our prior management in conjunction with the investment banking firm, Houlihan Lokey. In addition, on January 3, 2013, the Company announced the appointment of Jan Skonieczny as Chief Operating Officer and the initiation of a search process for a permanent Chief Executive Officer (“CEO”) to replace the Company’s Interim CEO, Dilip Singh. As a result of that search, on March 19, 2013, the Company announced the Board had appointed Eric Steen, who has more than 30 years of medical device and pharmaceutical industry experience, as Chief Executive Officer, effective April 1, 2013. Dilip Singh, who has served as the Company’s Interim CEO since April 2012, stepped down from that position on the same date.

On February 12, 2013, Charles Gillman announced that he would not seek re-election to the Board at the Company’s 2013 annual meeting of stockholders, which occurred August 29, 2013. For additional information, refer to our Current Report on Form 8-K filed with the SEC on February 12, 2013.

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

On May 13, 2013, Ryan Morris, the Executive Chairman of the Board, submitted a written request to the Board for access to limited non-public information for himself and his representatives relating to the exploration of a potential transaction (the “Morris Request”). On May 14, 2013, the Board formed a special committee (the “Special Committee”) to review and be responsible for these matters and considered and responded to the Morris Request (the “Board Response”), indicating that it would allow Mr. Morris, his potential financing sources and other qualified potential bidders a limited period of time and access to the Company’s management team to explore a potential offer for the Company. The Special Committee was comprised of the three independent members of the Board, Messrs. David Dreyer, Joseph Whitters and Wayne Yetter. On May 15, 2013, Mr. Morris provided a written response to the Board Response (the “Morris Response”), and in connection therewith, took a voluntary leave of absence as the Company’s Executive Chairman for the duration of the matters discussed in the letters. During this period, director Wayne Yetter served as the Board’s non-executive Chairman of the Board and Mr. Morris remained on the Board and was compensated as a non-executive director. For additional information, refer to our Current Report on Form 8-K filed with the SEC on May 15, 2013.

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

On August 16, 2012, the CMS announced the timetable for RD1RC, which includes a new product category for external infusion pumps and supplies affecting nine Metropolitan Statistical Areas (“MSAs”). We submitted our bid in December 2012.

On October 3, 2013, we announced that we had received offers to provide external infusion pumps and supplies in all nine of the MSAs put out to bid by CMS in RD1RC. Since that date, we have entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs.

By 2016, CMS is scheduled to fully implement some form of competitive bidding. The impact of this 2016 schedule and RD1RC is not easily identifiable, is unclear at this time, and could, among many factors, negatively impact our market share, negatively impact business with our customers and other payors, and significantly reduce revenue, earnings and cash flow.

Any federal government shutdown may adversely impact our business.

Our revenues are dependent on private insurers and governmental agencies. In the absence of any bipartisan agreement in the federal government with respect to payments from governmental agencies, our revenue could be reduced. In addition, any federal government shutdown could also have an adverse impact on our business.

Our business may be adversely impacted by the recent sequestration signed into law in the United States.

On March 1, 2013, most agencies of the federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. During this year, we felt the impact of the sequestration order, which effects Medicare payments, reducing revenue quarterly by less than $0.1 million since that date. In the absence of any bipartisan agreement in the federal government with respect to the sequestration order generally or relief from sequestration applicable to Medicare payments, this reduction will continue.

Concentration of customers may adversely impact our business.

A substantial portion of our contracted payor revenue has been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 31% of our gross billings for ambulatory infusion pump services for the year ended December 31, 2013 and accounted for 16% our consolidated accounts receivable at December 31, 2013. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

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

Our billing process is dependent on meeting payor claims processing guidelines which are subject to change at the discretion of the payors. Such changes would materially impact our ability to bill and the timing of such billings, which could materially impact our revenue, bad debt, and cash flow.

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

The CMS issued a ruling that all DME providers must be accredited by a CMS approved accreditation organization. On February 17, 2009, we initially received accreditation from the Community Health Accreditation Program (“CHAP”), and we were recertified in February 2012, thus meeting this CMS requirement. If we lost our accredited status, our financial condition, revenues and results of operations would be materially and adversely affected.

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

In 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to reform the United States health care system. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time, resulting in sweeping changes to the existing U.S. system for the delivery and financing of health care. We expect the new law will have a significant impact upon various aspects of our business operations, including patient access to new technologies or reimbursement rates under the Medicare program. Many provisions of the ACA will become effective as various government agencies adopt new and revised regulations, some of which have not yet been promulgated, and we expect that additional guidance and specificity will be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the ACA on our business, the legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Our allowance for doubtful accounts may not be adequate to cover actual losses.

The enactment of the ACA is likely to result in reduced reimbursements or delayed payments by the Federal and state government health care coverage programs, including Medicare and Medicaid and other Federal or state assistance plans in which we participate. We may also face reduced reimbursements from private third party payors. As a result, our customers (i.e., patients and payors) may be unable to make timely payments to us. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances for doubtful accounts it could negatively impact our financial condition, results of operations and cash flows.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our Consolidated Financial Statements.

The collection of accounts receivable is a significant challenge, and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.

State licensure laws for DME suppliers are subject to change. If we fail to comply with any state laws, we will be unable to operate as a DME supplier in such state and our business operations will be adversely affected.

As a DME supplier operating in all 50 states, we are subject to each state’s licensure laws regulating DME suppliers. State licensure laws for DME suppliers are subject to change and we must ensure that we are continually in compliance with the laws of all 50 states. In the event that we fail to comply with any state’s laws governing the licensing of DME suppliers, we will be unable to operate as a DME supplier in such state until we regain compliance. We may also be subject to certain fines and/or penalties and our business operations could be adversely affected.

Our growth strategy includes expanding into treatment for cancers other than colorectal. There can be no assurance that continuous infusion-based regimens for these other cancers will become standards of care for large numbers of patients or that we will be successful in penetrating these different markets.

An aspect of our growth strategy is to expand into the treatment of other cancers, such as head, neck and gastric. This population of patients will expand only if clinical trial results for new drugs and new combinations of drugs demonstrate superior outcomes for regimens that include continuous infusion therapy relative to alternatives. No assurances can be given that these new drugs and drug combinations will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that we will be able to penetrate successfully any new markets that may develop in the future or manage the growth in additional resources that would be required.

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

The drug infusion industry is highly competitive. Some of our competitors and potential competitors have significantly greater resources than we do for information technology, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our services may be superior. The industry is subject to technological changes and such changes may put our current fleet of pumps, smart pump licensing, our information technology solutions or our other technological-based solutions at a competitive disadvantage. Furthermore, the healthcare industry, in general, is experiencing market consolidation, reducing the number of decision makers. If we are unable to effectively compete in our market, our financial condition, results of operations and cash flows may materially suffer.

Our industry is dependent on regulatory guidelines that affect our billing practices. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

Aggressive competitors may not fully comply with rules pertaining to documentation required by CMS and other payors for patient billing. Competitors, who do not meet the same standards of compliance that we do with regards to billing regulations, can put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 260 additional insurance plans, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

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

We intend to continue to pursue opportunities for the further expansion of our business through strategic alliances and/or joint ventures. Future strategic alliances and/or joint ventures may require significant resources and/or result in significant unanticipated costs or liabilities to us.

We intend to continue to pursue opportunities for the further expansion of our business through strategic alliances and/or joint ventures. Any future strategic alliances or joint ventures will depend on our ability to identify suitable partners, negotiate acceptable terms for such transactions and obtain financing, if necessary. These investments require significant managerial attention, which may be diverted from our other operations.

If we engage in strategic acquisitions, we may experience significant costs and difficulty in assimilating operations or personnel, which could threaten our future growth.

If we make any acquisitions, we could have difficulty assimilating operations, technologies and products and services. In addition, we could have difficulty integrating or retaining personnel and maintaining employee morale as we take steps to combine the personnel and business cultures of separate organizations into one and to eliminate duplicate positions and functions. It may also be difficult for us to preserve important relationships with others, such as strategic partners, customers, and suppliers, who may delay or defer decisions on agreements with us, or seek to change existing agreements with us, because of the acquisition. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management’s and employees’ attention from our ongoing business operations, result in decreased operating performance and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization of intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

We may be unable to maintain adequate working relationships with health care professionals.

We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities. We rely on these professionals to assist us in the development of proprietary service and improvements to complement and expand our existing service and product lines. If we are unable to maintain these relationships, our ability to market and sell new and improved products and services could decrease and future operating results could be unfavorably affected.

If we fail to comply with applicable health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Certain federal and state health care laws and regulations, including those pertaining to fraud and abuse and patients’ rights are applicable to our business. The laws that affect our ability to operate include:

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

If we are unsuccessful in our efforts to implement information technology improvements or respond to technological changes, our growth, prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality and features of our technology solutions and services. We are in the process of implementing a service to support EMR technology that will enable billing information to be transferred between the Company and medical facilities electronically and automatically, thus eliminating the current use of mail, email and/or faxes. If this initiative is unsuccessful, our reputation and ability to attract and retain customers and contributors will be adversely affected. Furthermore, we are likely to incur expenses in connection with continuously updating and improving our technology infrastructure and services. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We may face significant delays in introducing new services, products and enhancements. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing technology and systems may become obsolete or less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure will require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Technological interruptions or the efficiency of our website and technology solutions would damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, reliability and availability of our network infrastructure are critical to our reputation, our ability to attract and retain customers and our ability to maintain adequate customer service levels. Any system interruptions that result in the unavailability of services could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors or data corruption. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption of our services. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Failure to protect our intellectual property could substantially harm our business and operating results.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors’ acquisition of our trade secrets, could adversely affect our competitive business position.

We are dependent upon executive officers and other key personnel. The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer

Our success is substantially dependent on the continued services of our executive officers and other key personnel who generally have extensive experience in our industry. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified executive officers, managerial, finance, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any executive officer or other key employees, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material effect on our business and results of operations.

Covenants in our debt agreement restrict our business.

The credit agreement contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

•	Engage in a transaction that results in a change of control, as defined by the agreement governing the Credit Facility;

•	Create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;

•	Make certain investments or acquisitions;

•	Create, incur, assume or suffer to exist any indebtedness;

•	Merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;

•	Make any disposition or enter into any agreement to make any disposition; and

•	Declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

The loss of a relationship with one or more third party payors could negatively impact our business.

Our contracts for reimbursement with third party payors are often for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. These evergreen contracts are subject to termination upon written notice. One or more terminations could have a material and adverse effect on our financial condition. As of the date of this filing, we are unaware of any intention by one or more of our largest contracted third party payors to terminate or not renew agreement(s) with us such that we would experience a material and adverse effect on our financial condition.

Economic uncertainty or economic deterioration could adversely affect us.

While the global economy is improving, there are still uncertainties surrounding the strength of the recovery that may continue to drive stock market and interest rate volatility and adversely impact consumer confidence and product demand. We cannot predict when widespread global economic confidence will be restored. Economic conditions may also adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be adversely affected.

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK

The market price of our common stock has been, and is likely to remain, volatile, subject to low trading volume and may decline in value.

The market price of our common stock has been and is likely to continue to be volatile. Market prices for securities of health care services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our common stock:

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

Under the terms of our credit agreement, our ability to pay dividends on our common stock is limited and we do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.

The exercise of options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of outstanding options to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding options, holders of those securities may be likely to exercise their options and sell the common stock acquired upon exercise in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution in their relative percentage ownership.

As of December 31, 2013, options to purchase 1.6 million shares of common stock were outstanding, at a weighted average exercise price of $2.11 per share, of which 1.3 million were exercisable at a weighted average exercise price of $2.21 per share.

Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change

If an ownership change occurs – either via a major transaction or a series of trades where a substantial percent of the ownership changes, not necessarily a majority, we may be limited in our ability to use our deferred tax assets and may have to record a valuation allowance against such assets. There is an ownership change if, immediately after any owner shift involving a 5-percent shareholder or any equity structure shift, the percentage of the stock of the corporation owned by 1 or more 5-percent shareholders has increased by more than 50 percentage points, over the lowest percentage of stock of the corporation (or any predecessor corporation) owned by such shareholders at any time during the testing period. For purposes of the preceding sentence, the term “50-percent shareholder” means any person owning 50 percent or more of the stock of the corporation at any time during the 3-year period ending on the last day of the taxable year with respect to which the stock was so treated.

During the fourth quarter of 2013 we completed an update to our analysis of past ownership changes (as defined under Section 382 of the Code), and as a result we believe that we have not experienced an ownership change since December 31, 2010. The Company has undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of pre-ownership change net operating loss carryforwards of $8.6 million (and certain other pre-change tax attributes). The Company federal net operating loss carryforwards of approximately $13.9 million will begin to expire in various years beginning in 2028.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country
Madison Heights	Michigan
Olathe	Kansas
League City	Texas
Houston	Texas
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

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

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, units and warrants, respectively, as reported on the NYSE-MKT. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Quarter ended	High	Low
December 31, 2013	$2.30	$1.28
September 30, 2013	$1.85	$1.27
June 30, 2013	$1.80	$1.34
March 31, 2013	$1.89	$1.51
December 31, 2012	$1.88	$1.38
September 30, 2012	$2.09	$1.54
June 30, 2012	$2.51	$1.70
March 31, 2012	$2.30	$1.61

Holders of Common Equity

As of February 28, 2014, we had approximately 400 stockholders of record of our common stock. This does not include beneficial owners of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a))
Equity compensation plans approved by security holders (1)	768	169
Equity compensation plans not approved by security holders (2)	800	—

Total	1,568	169

(1)	This amount includes 0.5 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 0.3 million shares of common stock issuable upon the exercise of vested stock option awards.
(2)	This amount includes 0.8 million shares of common stock issuable upon the vesting of certain restricted stock option awards granted outside of the Plan during the year ended December 31, 2013.

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

On May 2, 2013, as previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on April 29, 2013, the Company issued Michael McReynolds 100,000 stock options as an inducement to his employment as the Company’s Chief Information Officer and pursuant to the terms of an Inducement Stock Option Agreement, by and between the Company and Mr. McReynolds, dated as of April 29, 2013. Mr. McReynold’s options have an exercise price of $1.75 per share and vest one-third on each of the next three (3) anniversaries of the grant date, provided that Mr. McReynolds is employed by the Company on each of these dates. The options will expire on the seventh anniversary of their grant date. In the event that Mr. McReynolds is involuntarily terminated by the Company without cause within six months of a change in control of the

Company, his options will immediately accelerate and become exercisable. In the event that Mr. McReynolds is otherwise involuntarily terminated by the Company without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly and collect payment. We provide pump management services for the pumps and associated disposable supply kits to approximately 1,800 oncology clinics in the United States and retain title to the pumps during this process.

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

During 2013, we felt the impact of the sequestration order approved by the President of United States on March 1, 2013, which effects Medicare payments, reducing revenue quarterly by less than $0.1 million since that date. In the absence of any bipartisan agreement in the federal government with respect to the sequestration order generally or relief from sequestration applicable to Medicare payments, this reduction will continue. In addition, the recent federal government shutdown in October 2013 had no impact on our business.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2013 compared to the Year ended December 31, 2012

Revenues

Our revenue for the year ended December 31, 2013 was $62.3 million, a 6% increase compared to $58.8 million for the year ended December 31, 2012, primarily in rental revenues.

The increase in rental revenues of $2.5 million or 5% is primarily related to the addition of larger customers, increased penetration into our existing customer accounts, the increase in the colorectal cancer and other cancer patients treated with the Company’s services and the continuation of the revision by a major group of third party payors in their claims processing guidelines. Additionally, in 2013, the Company has added more payor plans under contract, the vast majority of which will continue to positively impact revenue. Also during this year, we felt the impact of the sequestration from March 2013, with a reduction of revenue by less than $0.1 million per quarter since that date. Product sales increased by $0.9 million, or 18%, due to the sales of inactive rental fleet and past opportunistic pump purchases.

Gross Profit

Gross profit for the year ended December 31, 2013 was $43.7 million, an increase of 2% compared to $42.9 million in the prior year. It represented 70% of revenues in the current year compared to 73% in the prior year. The decrease in the gross margin as a percentage of revenue in 2013 was primarily related to an increase of document printing costs of $0.5 million, higher mix of sales versus rentals and lower margin on direct payor rentals.

Provision for Doubtful Accounts

Provision for doubtful accounts for the year ended December 31, 2013 was $6.5 million, compared to $5.3 million for the year ended December 31, 2012. It represented 10% of 2013 revenues and 9% of 2012 revenues. This increase is related to a higher percent of accounts receivable coming from patients versus third party payors.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2013 was $2.6 million, which was consistent with the prior year amount of $2.7 million.

Selling and Marketing Expenses

For the year ended December 31, 2013, our selling and marketing expenses were $9.7 million compared to $9.9 million for the year ended December 31, 2012. The decrease in selling and marketing expenses for the twelve month period was mainly attributed to lower travel, entertainment and salaries and commissions. As compared to the prior year, these expenses decreased slightly from 17% to 16% of revenue. Selling and marketing expenses during these periods consisted of sales salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative expense (“G&A”) during these periods consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, and service center personnel salaries, fringe benefits and payroll related items, professional fees, legal fees, stock based compensation, insurance and other miscellaneous items. During the year ended December 31, 2013, our G&A expenses were $19.0 million, a decrease of 18% from $23.1 million for the year ended December 31, 2012.

The following table includes additional details regarding our G&A expenses for the years ended December 31:

	2013		2012		Diff
Strategic Alternatives — Concerned Shareholder Group	$—		$2,220	(a)	$(2,220)
Retention Payout	—		623	(a)	(623)
Transition Costs	429	(d)	—		429
Strategic Alternatives — Legal Costs	175	(e)	645	(b)	(470)

G&A - One-Time Costs	604		3,488		(2,884)
Stock Based Comp — Former CEO (severance payment)	—		1,000		(1,000)
Stock Based Comp — Former CEO (forfeitures) - requisite service period	—		(903)		903
Stock Based Comp — Former CEO (forfeitures) - tax gross-up	—		(420)		420
Stock Based Comp	1,120		1,287		(167)

Stock Based Comp — Net	1,120		964	(c)	156
G&A — excluding one-time costs & stock based comp-net	17,249		18,610		(1,361)

G&A — Total	$18,973		$23,062		$(4,089)

(a)	The one-time costs in 2012 were mainly attributed to $2.8 million related to the Concerned Stockholder Group as described in Note 3 to the consolidated financial statements. Legal, accounting, and outside service fees of $2.2 million and retention payments of $0.6 million were incurred related to this matter.
(b)	In 2012, the Company incurred another $0.6 million in evaluating potential strategic alternatives.
(c)	Contained in stock based compensation for 2012 was $1.0 million in severance to the former CEO which related to the Concerned Stockholder Group net of a reduction in service cost. Total net stock based compensation for 2012 was $1.0 million.
(d)	These one-time costs were attributed to $0.4 million in transition costs related to the search and transition to the new CEO.
(e)	The one-time costs of $0.2 million were attributed to evaluating strategic alternatives approved by the Special Committee.

Other Income and Expenses

During the year ended December 31, 2013, we recorded interest expense of $3.5 million, compared to $3.3 million for the year ended December 31, 2012. Although interest rates under the debt in place in 2013 are higher than those last year, the increase is partially offset by the fact there are no longer ticking fees equal to 1% of the aggregate amount outstanding in 2012. That amounted to $1.0 million alone in 2012 on our former credit facility.

Provision for Income Taxes

During the year ended December 31, 2013, we recorded an income tax expense of $1.0 million compared to a benefit of $0.7 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was 38.20%, compared to 30.84% for the year ended December 31, 2012. The increase in effective tax rate is primarily due to the prior year reversal of certain reserves for uncertain tax positions and adjustments to our foreign income tax liability. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation

Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2012 through December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $1.1 million and $5.9 million of availability on the revolving line-of-credit compared to $2.3 million of cash and cash equivalents and $4.7 million of availability on the revolving line-of-credit at December 31, 2012. The decrease in cash was primarily related to positive cash flows from operating activities offset by decreases in the company debt including lowered lease balances and lower term and revolving facility balances.

Cash provided by operating activities for the year ended December 31, 2013 was $7.5 million, compared to cash provided by operating activities of $5.5 million for the year ended December 31, 2012. The increase is primarily attributable to an increase in revenue and net income in 2013.

Cash used in investing activities for the year ended December 31, 2013 was $2.2 million compared to $2.6 million for the year ended December 31, 2012. The decrease is primarily related to lower capital expenditures during 2013.

Cash used in financing activities for the year ended December 31, 2013 was $6.5 million compared to $1.4 million for the year ended December 31, 2012. The change was primarily related to pay downs on the revolver and term loan this year.

Management believes the current funds, together with expected cash flows from ongoing operations as well as the $5.9 million available as of December 31, 2013 on the revolving credit facility referred to below, are sufficient to fund our current operations.

On November 30, 2012, we entered into a credit facility with Wells Fargo as Administrative Agent and PennantPark as Lenders. The facility consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loans and revolver is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2013, interest was payable at the Wells Fargo prime rate of 3.25% plus 6.25% which equaled 9.5%. At December 31, 2012, interest was payable at LIBOR plus 7.25%, which equaled 9.25%.

Proceeds from the term loans were used for general corporate purposes as well as to repay the outstanding balance of the Company’s the Bank of America credit agreement.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventory. As of December 31, 2013, the Company had revolving loan availability of $5.9 million and no amounts outstanding.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2013, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

The following is a description of these covenants.

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant is first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the credit agreement for the Credit Facility, that was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

Contractual Obligations

InfuSystem Holding, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

Contingent Liabilities

We do not have any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition, which includes contractual allowances; accounts receivable and allowance for doubtful accounts; income taxes; and intangible asset valuation. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Revenue Recognition

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when 1) persuasive evidence of an arrangement exists; 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when 1) we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively; 2) we have verified actual pump usage; and 3) we receive patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues. We perform an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

Our largest contracted payor is Medicare, which accounted for approximately 31% of our gross billings for ambulatory infusion pump services for both of the years ended December 31, 2013 and 2012, respectively. Our contracts with our next largest contracted payor, in the aggregate, accounted for approximately 17% and 18% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2013 and 2012, respectively. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings.

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

Following is an analysis of the allowance for doubtful accounts for InfuSystem Holdings, Inc. for the years ended December 31 (in thousands):

	Balance at beginning of Period	Charged to costs and expenses	Deductions (1)	Balance at end of Period
Allowance for doubtful accounts — 2013	$3,136	$6,534	$(4,896)	$4,774
Allowance for doubtful accounts — 2012	$1,773	$5,251	$(3,888)	$3,136

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Income Taxes

We recognize deferred income tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Provisions for federal, state and foreign taxes are calculated based on reported pre-tax earnings based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Certain items of income and expense are recognized in different time periods for financial reporting than for income tax purposes; thus, such provisions differ from the amounts currently receivable or payable.

We estimate the impact of uncertain income tax positions on the income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 8 in the Notes to the Consolidated Financial Statements.

Intangible Asset Valuation

We apply a fair value based impairment test for our indefinite-lived assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Impairment exists when the fair value of intangible or indefinite-lived assets is less than the carrying value.

We performed our annual impairment analysis in October 2013 and determined that the fair value of all indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

For more information, refer to the “Intangible Assets” discussion included in Note 6 in the Notes to the Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheet of InfuSystem Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Troy, Michigan

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheet of InfuSystem Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 28, 2013

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,138	$2,326
Accounts receivable, less allowance for doubtful accounts of $4,774 and $3,136 at December 31, 2013 and December 31, 2012, respectively	10,697	8,511
Inventories	1,234	1,339
Other current assets	518	684
Deferred income taxes	2,296	1,971

Total Current Assets	15,883	14,831
Medical equipment held for sale or rental	3,664	2,626
Medical equipment in rental service, net of accumulated depreciation	14,438	13,071
Property & equipment, net of accumulated depreciation	872	867
Deferred debt issuance costs, net	1,817	2,362
Intangible assets, net	24,182	25,541
Deferred income taxes	16,300	17,806
Other assets	217	419

Total Assets	$77,373	$77,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,736	$2,135
Accounts payable — related party	—	9
Current portion of long-term debt	5,118	3,953
Other current liabilities	3,187	4,098

Total Current Liabilities	13,041	10,195
Long-term debt, net of current portion	21,609	27,315

Total Liabilities	34,650	37,510

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,158,041 and 21,960,351, as of December 31, 2013 and issued and outstanding 21,990,000 and 21,802,515, as of December 31, 2012, respectively	2	2
Additional paid-in capital	89,783	88,742
Accumulated other comprehensive loss	—	—
Retained deficit	(47,062)	(48,731)

Total Stockholders’ Equity	42,723	40,013

Total Liabilities and Stockholders’ Equity	$77,373	$77,523

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues:
Rentals	$55,962	$53,471
Product sales	6,318	5,357

Net revenues	62,280	58,828
Cost of revenues:
Cost of revenues — Product, service and supply costs	11,274	9,165
Cost of revenues — Pump depreciation and loss on disposal	7,327	6,752

Gross profit	43,679	42,911

Selling, general and administrative expenses:
Provision for doubtful accounts	6,534	5,251
Amortization of intangible assets	2,618	2,734
Selling and marketing	9,658	9,864
General and administrative	18,973	23,062

Total selling, general and administrative	37,783	40,911

Operating income	5,896	2,000
Other income (loss):
Interest expense	(3,497)	(3,340)
Loss on extinguishment of long-term debt	—	(671)
Other income (expense)	301	(141)

Total other loss	(3,196)	(4,152)

Income (loss) before income taxes	2,700	(2,152)
Income tax (expense) benefit	(1,031)	663

Net income (loss)	$1,669	$(1,489)

Net income (loss) per share:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)
Weighted average shares outstanding:
Basic	21,868,379	21,430,012
Diluted	22,074,513	21,430,012
Comprehensive income (loss):
Net income (loss)	$1,669	$(1,489)
Reclassification of hedging losses, net of taxes	—	136

Comprehensive income (loss)	$1,669	$(1,353)

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value $0.0001 Amount				Shares	Amount
Balances at January 1, 2012	21,330	$2	$87,541	$(47,242)	$(136)	(198)	$—	$40,165
Restricted shares issued upon vesting	727	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,328	—	—	—	—	1,328
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(67)	—	(127)	—	—	—	—	(127)
Net loss	—	—	—	(1,489)	—	—	—	(1,489)
Unrealized loss on interest rate swap	—	—	—	—	136	—	—	136

Balances at December 31, 2012	21,990	2	88,742	(48,731)	—	(198)	—	40,013
Restricted shares issued upon vesting	223	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,120	—	—	—	—	1,120
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(55)	—	(79)	—	—	—	—	(79)
Net income	—	—	—	1,669	—	—	—	1,669

Balances at December 31, 2013	22,158	$2	$89,783	$(47,062)	$—	(198)	$—	$42,723

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES
Net income (loss)	$1,669	$(1,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of long-term debt	—	671
Provision for doubtful accounts	6,534	5,251
Depreciation	5,415	5,668
(Gain)/Loss on disposal of medical equipment	(47)	237
Gain on sale of medical equipment	(2,027)	(1,964)
Amortization of intangible assets	2,618	2,734
Amortization of deferred debt issuance costs	620	228
Stock-based compensation expense	1,120	964
Deferred income tax expense (benefit)	1,180	(906)
Changes in Assets — (Increase)/Decrease:
Accounts receivable	(8,720)	(6,490)
Inventories	105	(30)
Other current assets	166	249
Other assets	(92)	664
Changes in Liabilities — Increase/(Decrease):
Accounts payable and other liabilities	(1,078)	(335)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,463	5,452

INVESTING ACTIVITIES
Purchases of medical equipment and property	(5,962)	(6,542)
Proceeds from sale of medical equipment and property	3,800	3,978
Other asset acquisitions	—	6

NET CASH USED IN INVESTING ACTIVITIES	(2,162)	(2,558)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(4,504)	(9,631)
Payoff of bank loan and revolver	—	(25,851)
Cash proceeds from bank loans and revolving credit facility	36,166	37,101
Payments on revolving credit facility	(38,072)	—
Payments for debt issuance costs	—	(2,842)
Common stock repurchased to satisfy taxes on stock based compensation	(79)	(144)

NET CASH USED IN FINANCING ACTIVITIES	(6,489)	(1,367)

Net change in cash and cash equivalents	(1,188)	1,527
Cash and cash equivalents, beginning of year	2,326	799

Cash and cash equivalents, end of year	$1,138	$2,326

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,668	$3,112
Cash paid for income taxes	$549	$79
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$266	$121
Medical equipment acquired pursuant to a capital lease	$2,541	$522

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2013 and 2012, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

The information in this Annual Report on Form 10-K includes the financial position as of December 31, 2013 and 2012 and results of operations, cash flows and stockholders’ equity for the years ended December 31, 2013 and 2012 of InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”). In the opinion of the Company, the consolidated statements for all periods presented include all adjustments necessary for a fair presentation of the financial statements.

The Company is a leading provider of infusion pumps and related services in the United States. The Company services hospitals, oncology clinics and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Texas and Ontario, Canada.

The Company supplies electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. The Company obtains an assignment of insurance benefits from the patient, bills the insurance company or patient accordingly, and collects payment. The Company provides pump management services for the pumps and associated disposable supply kits to approximately 1,800 oncology clinics in the United States. The Company retains title to the pumps during this process.

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

2.	Summary of Significant Accounting Policies

Presentation in the Consolidated Statements

The Company both rents and sells medical equipment. Management believes that the predominant source of revenues and cash flows from this medical equipment is from rentals and most equipment purchased is likely to be rented prior to being sold. Accordingly, the Company has concluded that (i) the assets specifically supporting its two primary revenue streams should be separately disclosed on the balance sheet; (ii) the purchase and sale of medical equipment should be classified solely in investing cash flows based on their predominant source; and (iii) other activities ancillary to the rental process should be consistently classified.

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

The Company utilizes shared services including but not limited to, human resources, payroll, finance, sales, pump repair and maintenance services, as well as certain shared assets and sales, general and administrative costs. The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to our customer base, utilizing a functional management structure and shared services where possible. Based upon this business model, the chief operating decision maker only reviews consolidated financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, which includes contractual adjustments, accounts receivable and allowance for doubtful accounts, sales return allowances, inventory reserves, long lived assets, intangible assets, income taxes and goodwill valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions and is insured with the Federal Deposit Insurance Corporation.

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

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2013	$3,136	$6,534	$(4,896)	$4,774
Allowance for doubtful accounts — 2012	$1,773	$5,251	$(3,888)	$3,136

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventories

Our inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.2 million as of both December 31, 2013 and 2012.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically five years. The Company does not depreciate ME held for sale or rent. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving ME held for sale or rent and records a reserve based on estimated obsolescence, which was $0.1 million as of both December 31, 2013 and 2012.

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Information Technology software and hardware are depreciated over three years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold (outside of pre-owned pump sales), or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The trade names, physician and customer relationships and non-compete agreements arose primarily from the acquisitions of InfuSystem and First Biomedical. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is fifteen years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a fifteen year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis over five years and software is amortized on a straight-line basis over three years.

Management tests trade names and other intangible assets for impairment annually or as often as deemed necessary. The Company performed its annual impairment analysis as of October 2013 and determined that the fair value of indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Intangible Assets. Amortization of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software, which is three years.

Impairment of Long-Lived Assets

Long-lived assets held for use, which includes property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group.

Revenue Recognition

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company 1) receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and 2) has verified actual pump usage and insurance coverage. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues. The Company performs an analysis to estimate sales returns and records an allowance for returns when the related sale is recognized. This estimate is based on historical sales returns.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that the estimates will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on our results of operations and cash flows.

The Company’s largest contracted payor is Medicare, which accounted for approximately 31% of its gross billings for ambulatory infusion pump services for both of the years ended December 31, 2013 and 2012. The contracts with the Company’s next largest contracted payor, in the aggregate, accounted for approximately 17% and 18% of its gross billings for ambulatory infusion pump services for the years ended December 31, 2013 and 2012, respectively. The Company also has contracts with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of the Company’s ambulatory infusion pump services gross billings.

Income Taxes

The Company recognizes deferred income tax liabilities and assets based on: (1) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse and (2) the tax credit carry forwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Provisions for federal, state and foreign taxes are calculated based on reported pre-tax earnings based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Certain items of income and expense are recognized in different time periods for financial reporting than for income tax purposes; thus, such provisions differ from the amounts currently receivable or payable.

The Company follows a two-step approach for recognizing uncertain tax positions. First it evaluates the tax position for recognition by determining that the weight of available evidence indicates that it is more-likely-than-not to be sustained upon examination. Second, for positions that are determined to be more-likely-than-not to be sustained, it recognizes the tax benefits as the largest benefit that has a greater than 50% likelihood of being sustained. The Company establishes a reserve for unrecognized tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in the provision of income taxes.

Share Based Payments

Entities are required to recognize stock compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a graded vesting basis over the award’s vesting period.

Cash Flow Hedge

The Company was exposed to risks associated with future cash flows related to the variability of the interest rate on its term loan with Bank of America. In order to manage the interest rate risk in 2010, the Company entered into a single interest rate swap and designated the swap as a cash flow hedge. During 2012, the Company’s single interest rate swap was terminated and the Company paid $0.2 million as a result of the Company’s new debt agreement. Amounts recorded in accumulated other comprehensive income based on the application of hedge accounting were reclassified to interest expense in 2012. The Company has no interest rate swaps or hedging activities as of December 31, 2013 or 2012.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2013 and 2012 relate to the Company’s current Credit Facility with Wells Fargo. The Company classified the costs related to these agreements as non-current assets and amortizes them using the interest method through the maturity date of the underlying debt.

Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share additionally assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted income (loss) per share computations for the years ended December 31:

	2013	2012
Numerator:
Net income (loss) (in thousands)	$1,669	$(1,489)
Denominator:
Weighted average common shares outstanding:
Basic	21,868,379	21,430,012
Dilutive effect of options and non-vested share awards	206,134	—

Diluted	22,074,513	21,430,012
Net income (loss) per share:
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)

For the year ended December 31, 2012, 0.2 million of unvested restricted shares were not included in the calculation because they would have an anti-dilutive effect. In addition, 1.4 million and 0.3 million, respectively, of vested stock options were not included in the calculation for the years ended December 31, 2013 and 2012, because they would have an anti-dilutive effect.

3.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.

In February 2012, a concerned stockholder group (“Concerned Stockholder Group”) requested a special stockholders’ meeting (the “Special Meeting”). If the Special Meeting had resulted in a change in the majority of our Board of Directors (the “Board”) under the terms of the Company’s credit facility with Bank of America, N.A. and KeyBank National Association (the “Lenders”), such change would have constituted a change in control and an event of default, which would have allowed the Lenders to cause the debt to be immediately due and payable. This possibility of a change in the majority representation of the Board and consequent event of default under the credit facility, which would have allowed the Lenders to cause the debt of $24.0 million as of December 31, 2011 to become immediately due and payable, raised substantial doubt about the Company’s ability to continue as a going concern. The 2011 consolidated financial statements did not include any adjustments, if any, that would have resulted from the outcome of this uncertainty. As further described herein, although a change in the board composition took place during the second quarter of 2012, the Company negotiated an amendment to its credit agreement to exclude this change of board members from its definition of an event of default and the Special Meeting was cancelled.

On April 24, 2012, the Company reached an agreement (the “Settlement Agreement”) with the Concerned Stockholder Group, resulting in a series of changes to the Board and senior leadership.

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

On November 30, 2012, the Company entered into a new credit facility which replaced the prior facility and provided adequate funding for Company operations.

4.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2013	2012
Medical Equipment in rental service	$37,252	$34,193
Medical Equipment in rental service — pump reserve	(87)	(270)
Accumulated depreciation	(22,727)	(20,852)
Medical Equipment held for sale or rental	3,664	2,626

Total	$18,102	$15,697

Included in medical equipment in rental service above are $3.4 million and $6.3 million, as of December 31, 2013 and 2012, respectively, of pumps obtained under various capital leases. Included in accumulated depreciation above are $0.6 million and $3.0 million, as of December 31, 2013 and 2012, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the years ended December 31, 2013 and 2012 was $5.1 million and $5.2 million, respectively, which were recorded in cost of revenues — pump depreciation and loss on disposal.

As of December 31, 2013, medical equipment held for sale or rental contains approximately $1.0 million of pre-owned equipment received from a financial institution with such equipment coming off lease. Under the Company’s arrangement with the financial institution, the Company does not pay for the equipment until it is sold. The liability for this equipment is shown in other current liabilities for a similar amount. The Company assumes risk of loss and accounts for the disposition of such equipment as a sale.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2013	2012
Furniture, fixtures, and equipment	$2,664	$2,440
Accumulated depreciation	(1,792)	(1,573)

Total	$872	$867

Depreciation expense for the years ended December 31, 2013 and 2012 was $0.3 million and $0.5 million, respectively, and was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	12,564	20,301
Non-competition agreements	848	621	227
Software	2,907	1,253	1,654

Total nonamortizable and amortizable intangible assets	$38,620	$14,438	$24,182

	2012
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,866	10,373	22,493
Non-competition agreements	848	441	407
Software	1,647	1,006	641

Total nonamortizable and amortizable intangible assets	$37,361	$11,820	$25,541

The weighted average remaining lives of Physician and customer relationships, Non-competition agreements and Software are nine years, one year, and one year, respectively, as of December 31, 2013.

Amortization expense for intangible assets for the years ended December 31, 2013 and 2012 was $2.6 million and $2.7 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31 are as follows (in thousands):

	2014	2015	2016	2017	2018	2019 and thereafter
Amortization expense	$2,470	$2,282	$2,195	$2,191	$2,191	$10,853

7.	Debt

In conjunction with the acquisition of First Biomedical in 2010, the Company entered into a subordinated promissory note with the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the note, the Company paid the Seller in equal installments over 24 months, which included annual interest of 5%. As of December 31, 2012, the note was fully settled.

On June 15, 2010, the Company entered into a credit facility with Bank of America, N.A. as Administrative Agent, and KeyBank National Association as Documentation Agent (the “Lenders”). The facility initially consisted of a $30.0 million term loan and a $5.0 million revolving credit facility, both of which were originally scheduled to mature in June 2014. Interest on the term loan was payable at the Company’s choice of LIBOR plus 4.5% or the Bank of America prime rate plus 3.5%. An amendment was executed on April 24, 2012 which accelerated the maturity of all borrowings to July 2012 and added a monthly fee equal to one (1) percent fee on outstanding amounts under that facility beginning in August 2012.

On November 30, 2012, the Company entered into a credit facility with Wells Fargo Bank as Administrative Agent and PennantPark. The facility consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the term loans and revolver is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of December 31, 2013, interest was payable at the Wells Fargo Prime rate of 3.25% plus 6.25% which equaled 9.50%.

Proceeds from Term Loan A and Term Loan B were used for general corporate purposes as well as to repay the outstanding balance under the Company’s Bank of America credit agreement.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventories. As of December 31, 2013 and 2012, the Company had revolving loan gross availability of $5.9 million and $6.5 million, and outstanding amounts totaling $0.0 million and $1.8 million, respectively. This left approximately $5.9 million and $4.7 million available under the revolving credit facility at December 31, 2013 and 2012, respectively.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2013 and 2012, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the credit agreement for the Credit Facility, that was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

In conjunction with the Credit Facility, the Company incurred debt issuance costs of $2.4 million. These costs are recognized in income using the effective interest method through the maturity date of November 30, 2016. Also, the Company incurred deferred debt issuance costs in 2010 in conjunction with the Bank of America loan agreement. The remaining unamortized debt costs, in respect to the previous loan agreement, were completely recognized when the Company executed the Fifth Amendment to that credit agreement on April 24, 2012. At that time, the Company also capitalized certain costs of $0.2 million incurred in the negotiation and execution of the Fifth Amendment which were to be amortized through the maturity date of July 30, 2013. The remaining unamortized debt costs, from the Fifth Amendment, were written off to loss on extinguishment of debt on the Company’s Statement of Operations when the Company executed the Wells Fargo loan agreement and repaid in full the Bank of America loan agreement on November 30, 2012. Amortization of all deferred debt issuance costs for the year ended December 31, 2012 was $0.2 million, including $0.1 million from the old credit facility, and was recorded in interest expense.

The Company sometimes enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into property and equipment at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of December 31 as follows (in thousands):

	2014	2015	2016	Total
Term Loans (a)	$4,064	$2,400	$17,531	$23,995
Revolver	—	—	—	—
Capital Leases	1,054	1,063	615	2,732

Total	$5,118	$3,463	$18,146	$26,727

(a)	2014 includes an additional payment of $1.7 million due in April 2014 as required under the Credit Facility due to excess cash flow.

The following is a breakdown of the Company’s current and long-term debt as of December 31 (in thousands):

2013				2012
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$4,064	$19,931	$23,995	Term Loans	$2,400	$24,100	$26,500
Revolver	—	—	—	Revolver	—	1,800	1,800
Capital Leases	1,054	1,678	2,732	Capital Leases	1,553	1,415	2,968

Total	$5,118	$21,609	$26,727	Total	$3,953	$27,315	$31,268

8.	Income Taxes

The following table summarizes income (loss) before income taxes for the years ended December 31 (in thousands):

	2013	2012
U.S income (loss)	$2,281	$(3,501)
Non-U.S. income	419	1,349

Income (loss) before income taxes	$2,700	$(2,152)

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2013	2012
U.S Federal income tax benefit (expense)
Current	$—	$93
Deferred	(1,107)	717

Total U.S. Federal income tax benefit (expense)	(1,107)	810
State and local income tax benefit (expense)
Current	(3)	18
Deferred	(73)	191

Total state and local income tax benefit (expense)	(76)	209

Foreign income tax benefit (expense)
Current	152	(356)

Total income tax benefit (expense)	$(1,031)	$663

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31 as follows:

	2013	2012
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	(0.35%)	1.78%
Foreign income tax	(2.88%)	(10.23%)
Permanent differences	2.85%	(5.38%)
Resolution of uncertain tax positions	0.00%	11.15%
Other adjustments	4.58%	(0.48%)

Effective income tax rate	38.20%	30.84%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2013	2012
Deferred Federal income tax assets —
Bad debt reserves	$1,635	$1,075
Stock based compensation	736	635
Net operating loss	4,728	5,564
Accrued compensation	166	483
Alternative minimum tax credit	47	47
Inventories	77	70
Accrued rent	27	18
Goodwill and intangible assets	10,376	11,609
Other	44	14

Total deferred Federal income tax assets	17,836	19,515

Deferred Federal income tax liabilities —
Depreciation and asset basis differences	(1,199)	(1,772)

Total deferred Federal income tax liabilities	(1,199)	(1,772)

Net deferred Federal income tax asset	16,637	17,743
Net deferred state and local income tax asset	1,959	2,034

Net deferred income taxes	$18,596	$19,777

The classification of net deferred income taxes as of December 31, 2013 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,296	$19,011	$21,307
Deferred tax liabilities	—	(2,711)	(2,711)

Net deferred income taxes	$2,296	$16,300	$18,596

The classification of net deferred income taxes as of December 31, 2012 is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$1,971	$21,751	$23,722
Deferred tax liabilities	—	(3,945)	(3,945)

Net deferred income taxes	$1,971	$17,806	$19,777

As of December 31, 2013 and 2012, the Company had federal and state net operating loss carryforward remaining of approximately $14.3 million and $16.4 million, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2028. The state net operating losses have expiration periods which range from 5 to 20 years, vary by state, and will begin to expire in 2014. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is discussed in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. After reviewing the historical losses for non-recurring items, including the 2011 goodwill impairment, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized. The Company is carrying on business in Canada as a branch; all the foreign earnings are repatriated to the U.S., concurrently subject to U.S. taxation and impact the effective tax rate.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition of uncertain tax positions. The changes in unrecognized tax benefits were as follows for the years ended December 31:

	2013	2012
Beginning balance	$—	$240
Additions to prior year tax positions	—	—
Reductions to prior year tax positions	—	(109)
Reductions for lapse in statute of limitations	—	(131)

Ending balance	$—	$—

The federal income tax returns of the Company for the years 2010 through 2013 are subject to examination by the Internal Revenue Service. With respect to state jurisdictions, we are generally no longer subject to tax examinations on returns filed for the years prior to 2008. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2010 through 2013 are open to Canada Revenue Administration examination.

9.	Related Party Transactions

During the years ended December 31, 2013 and 2012, the Company purchased pumps from Adepto Medical, a company that is controlled by a family member of Mr. Thomas Creal, Executive Vice-President of First Biomedical. Total purchases during 2013 and 2012 amounted to $0.1 million each. Outstanding payables associated with the purchases as of December 31, 2013 and 2012 were negligible and have been shown separately as Accounts payable — related party in the Consolidated Balance Sheets. The Company also provided pumps to Adepto Medical during the years ended December 31, 2013 and 2012. Total revenue earned during the years ended December 31, 2013 and 2012 was also negligible as were outstanding accounts receivable at both dates. Effective March 2014, the Company no longer has related party transactions due to the retirement of Mr. Thomas Creal.

As described in Note 7, in accordance with the terms of the Stock Purchase Agreement with First Biomedical, the Company entered into a subordinated promissory note (the “Note”) with Thomas Creal, the former majority shareholder of First Biomedical (the Seller) in the amount of $0.8 million. In accordance with the Note, the Company paid the Seller in equal installments over 24 months, which includes annual interest of 5%. The note was fully paid as of December 31, 2012. The Seller is a current employee of the Company and is subject to an employment agreement. Also, the Seller owns Jan-Mar LLC and is the principal owner of the CW Investment Group LLC with another company executive. In accordance with the Stock Purchase Agreement, the Company entered into operating lease agreements with Jan-Mar LLC and the CW Investment Group LLC, each of which owns one of the two office buildings utilized by First Biomedical in Olathe, Kansas. The terms of each lease was thirty-six months, commencing on July 1, 2010. The Company has extended those leases through the summer of 2014. Rent is paid monthly and totals less than $0.1 million annually to each property owner.

10.	Commitments and Contingencies

The Company is involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering such potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits, even prior to considering insurance coverage, will not, in the aggregate, have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company had approximate minimum future operating lease commitments as of December 31 of (in thousands):

2014	2015	2016	2017	2018	2019 and thereafter
$788	$642	$449	$307	$387	$316

Lease expense for the years ended December 31, 2013 and 2012 was $0.7 million and $0.6 million, respectively.

11.	Share-based Compensation

Stock award compensation expense is recognized on a graded vesting basis over the requisite service period of the award, which is the vesting term. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vesting schedule.

2007 Stock Incentive Plan

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan.

As of December 31, 2013, 0.2 million common shares remained available for future grant under the Plan.

Restricted Shares

During the years ended December 31, 2013 and 2012, the Company granted restricted shares and stock options under the Plan.

During the years ended December 31, 2013 and 2012, the Company granted 0.2 million and 0.3 million restricted shares, of which 0.0 million and 0.1 million shares, respectively, vested immediately in each year with the remaining shares to be received at the end of a vesting period only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of the length of service for a period of three or four years. In addition, for 2012, the Company issued 0.5 million shares to its former CEO as a condition of the Settlement Agreement under which he resigned from the Company and agreed to serve as a consultant until July 31, 2012. For additional information, see Note 3.

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

		Weighted
	Number of	average
	shares	grant
	(In	date fair
	thousands)	value
Unvested at December 31, 2011	2,636	$1.88
Granted	343	1.82
Vested	(169)	1.82
Vested shares forgone to satisfy minimum statutory withholding	(70)	1.81
Forfeitures	(2,172)	1.40

Unvested at December 31, 2012	568	$1.87
Granted	212	1.73
Vested	(168)	2.00
Vested shares forgone to satisfy minimum statutory withholding	(55)	1.82
Forfeitures	(103)	1.65

Unvested at December 31, 2013	454	$1.82

As of December 31, 2013 and 2012, there was $0.3 million and $0.5 million, respectively, of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2017. As of December 31, 2011, there was $6.6 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, of which approximately $6.0 million related to the former CEO’s restricted shares that were forfeited in April 2012 before the requisite service period for the awards were rendered and therefore previously recognized stock compensation expense totaling $1.3 million was reversed and recorded as a reduction of general and administrative expenses during the 2012 year. This represented a forfeiture of 2.0 million shares. For additional information, see Note 3.

Stock Options

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. Because the Company does not have an adequate history of granting options, the Company determines expected lives as the average of the vesting period and the contractual period. Dividend yields have not been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

During the year ended December 31, 2013, the Company granted 0.2 million stock options, of which 0.1 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant. In addition, during 2013, the Company issued 0.8 million inducement stock options outside the 2007 Plan. During the year ended December 31, 2012, the Company granted 1.4 million stock options, of which 1.2 million were issued to Board members, at exercise prices which were the market price on the date of the grant. The following table details the various stock options and inducement stock options issued activity for the years ended December 31:

2007 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term(in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	—	$—
Granted	1,375,000	2.21	3.62
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2012	1,375,000	2.21	3.62	—	(a)
Granted	245,000	1.52	2.69
Exercised	—	—
Forfeited	(26,666)	2.13

Outstanding at December 31, 2013	1,598,334	$2.11	3.09	53,083

Exercisable at December 31, 2013	1,279,584	$2.21

(a)	Options were not in-the-money as of December 31, 2012.

Aggregate Intrinsic Value = Excess of market value at December 31st over the option exercise price of all in-the-money stock options outstanding at December 31st.

Inducement Options	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term(in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	—	$—	—	$—
Granted	800,000	2.25	4.87
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2013	800,000	2.25	4.87	$156,000

Exercisable at December 31, 2013	—	$—

The following table summarizes information about stock options outstanding at December 31, 2013.

2007 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	245,000	2.69	$1.52	45,000	$1.52
$1.76 - $2.00	110,000	4.01	1.93	33,750	1.93
$2.01 - $2.25	1,238,334	3.06	2.24	1,200,834	2.25

Outstanding at December 31, 2013	1,593,334	3.09	$2.11	1,279,584	$2.21

Inducement Options:	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	400,000	4.76	$1.75	—	$—
$2.26 - $2.75	400,000	5.01	2.75	—	—

Outstanding at December 31, 2013	800,000	4.87	$2.25	—	$—

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the year ended December 31:

Stock Options:	2013	2012
Expected volatility	29% to 57%	60%
Risk free interest rate	0.25% to 0.45%	0.25%
Expected lives at date of grant (in years)	2.89	3.42
Weighted average fair value of options granted	$1.52	$2.21

Inducement Stock Options:	2013
Expected volatility	56%
Risk free interest rate	0.25%
Expected lives at date of grant (in years)	5.34
Weighted average fair value of options granted	$2.25

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2013	2012
Restricted share expense	$586	$451	*
Stock option expense	534	513

Total stock-based compensation expense	$1,120	$964

*	Includes $0.4 million expense reversal for previously recognized tax gross-up liability; a change in estimate due to the $0.9 million forfeiture of 2.0 million restricted share grants; and $1.0 million of additional stock compensation expense due to the Settlement Agreement described in Note 3.

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

During the years ended December 31, 2013 and 2012, the Company did not repurchase any shares in the open market.

12.	Employee Benefit Plans

The Company has defined contribution plans in which the Company makes matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2013 and 2012, the Company’s matching contributions totaled $0.1 million each year. The Company does not provide other post-retirement or post-employment benefits to its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On June 3, 2013, our Board of Directors appointed BDO USA LLP as our independent auditors for the fiscal year ended December 31, 2013, replacing Deloitte & Touche LLP (“Deloitte”) as our independent auditors, as reported on the Current Report on Form 8-K filed with the SEC on June 6, 2013.

The audit report of Deloitte on our consolidated financial statements as of and for the year ended December 31, 2012 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In addition, the Company is not required to have, nor did the Company engage Deloitte to perform, an audit of its internal control over financial reporting. Deloitte’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, Deloitte expressed no such opinion.

The Company’s management performed an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012 utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective.

During the year ended December 31, 2012 and the subsequent interim period through June 3, 2013, we did not have any disagreements with Deloitte, as such term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in its reports on the financial statements for such year.

During the year ended December 31, 2012 and the subsequent interim period through June 3, 2013, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act with respect us, except as set forth below:

a.	In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company identified a material weakness related to record-keeping of minutes of the meetings of the Board and its committees and consequently concluded that its internal control over financial reporting was not effective as of December 31, 2012.

Deloitte was provided a copy of the Current Report on Form 8-K, filed with the SEC on June 6, 2013 prior to its filing, and the Company requested that Deloitte furnish a letter addressed to the SEC stating whether or not Deloitte agrees with the statements made in response to this item and, if not, stating the respects in which it does not agree. The letter from Deloitte, dated June 6, 2013, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on June 6, 2013.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Eric K. Steen, our Chief Executive Officer (“CEO”), and Jonathan P. Foster, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2013, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of the CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Remediation of a Previously Identified Material Weakness

In our Annual Report on Form 10-K for the year ended December 31, 2012, we reported a material weakness in our internal control over financial reporting relating to the timely circulation and approval of minutes of the Board of Directors (“Board”) and its committees and our stock-based compensation calculations for the year ended December 31, 2012. During 2012, a majority of our Board and our CEO and CFO, were replaced and, in the transition, timely approval and record-keeping of board minutes were not performed. While minutes were contemporaneously recorded, this material weakness specifically related to the circulation and finalization of approvals of such minutes. Such timely circulation and approvals would have improved the timeliness and preparation of certain accounting analyses and related stock-based compensation calculations. Our management has reassessed its process with regard to the Board and related committee minutes and our stock-based compensation calculations and has taken steps, including hiring of a full-time contracted Manager of Internal Audit and outside legal counsel to represent the Secretary position on the Board and ensure other members of executive management are included in discussions on stock based compensation calculations, to assure that adequate procedures are in place on a go forward basis to remediate this weakness. We believe we have implemented policies and procedures sufficient to conclude that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of internal control weaknesses previously identified in regards to this matter and consequently we have concluded this matter no longer represents a material weakness in the controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for smaller reporting companies pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control over Financial Reporting

During the fiscal year 2013, we implemented a number of remediation measures to address the material weakness described above. These measures are noted below:

•	Additional experienced personnel were hired to assist in remediation of these issues, including the following:

•

a full-time Manager of Internal Audit, on a contract basis. Our intent is to fill the position with a full-time employee, allowing us to continue improving our internal control narratives, procedures, documentation and testing;

•	outside legal counsel, on a contract basis, as the Corporate Secretary for the Board. In addition, all Board minutes are prepared and reviewed by our Management on a timely basis; and

•

all Committee/Board meetings involving stock based compensation will include representation of our management, including either our Chief Financial Officer or our Vice-President & Corporate Controller, to assist the Committee/Board with stock related issues.

•	In addition, our CEO and CFO have placed an emphasis on internal controls with all levels of executive management.

Management believes that implementation of these measures have remediated the material weakness described above. All of these measures were implemented prior to the fourth quarter of 2013.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. See also the information disclosed under Part II, Item 5 for information regarding securities authorized for issuance under Equity Compensation Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

	3.	Exhibits

(b)	See Item 15(a)(3)

(c)	See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated By-Laws (5)

4.1	Specimen Common Stock Certificate (6)

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (7)

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (8)

10.3	Stock Purchase Agreement, dated as of June 15, 2010, among InfuSystem Holdings, Inc., the Stockholders of First Biomedical, Inc. and Thomas F. Creal II, as Representative (9)

10.10	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (12)

10.11	Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 †

10.12	Limited Waiver granted to Meson Capital and Ryan Morris, dated February 9, 2013 (13)

10.13	Settlement Agreement by and among InfuSystem Holdings, Inc., Kleinheinz Capital Partners, Boston Avenue Partners, and the individuals named therein, dated as of April 24, 2012 (12)

10.14**	Employment Agreement, dated as of November 12, 2007, by and between InfuSystem Holdings, Inc. and Janet Skonieczny (14)

10.15**	Restricted Stock Award Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., dated June 1, 2010 (15)

10.16**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (10)

10.17**	Share Award Agreement by and between InfuSystem Holdings, Inc. and Sean McDevitt, dated as of April 6, 2010 (16)

10.18**	Consulting Agreement by and between InfuSystem Holdings, Inc. and Sean McDevitt, dated as of April 24, 2012 (12)

10.19**	Restricted Stock Award Agreement between Scott Chesky and InfuSystem Holdings, Inc., dated June 1, 2010 (15)

10.20**	Restricted Stock Award Agreement between David Haar and InfuSystem Holdings, Inc., dated June 1, 2010 (15)

10.21**	Consulting Agreement between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of March 16, 2012 (17)

Exhibit Number	Description of Document

10.22**	First Amended Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of August 14, 2012 (18)

10.23**	Amendment to First Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated February 9, 2013 (13)

10.24**	Employment Agreement by and between InfuSystem Holdings, Inc. and Ryan J. Morris, dated as of April 24, 2012 (12)

10.25**	Employment Agreement by and between InfuSystem Holdings, Inc. and Dilip Singh, dated as of April 24, 2012 (12)

10.26**	Employment Agreement by and between InfuSystem Holdings, Inc. and Dilip Singh, dated as of October 4, 2012 (19)

10.27**	Employment Agreement by and between Dilip Singh and InfuSystem Holdings, Inc., dated February 9, 2013 (13)

10.28**	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (20)

10.29**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (20)

10.30	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (21)

10.31*/**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc and Mike McReynolds dated as of April 29, 2013 (22)

14.1	Code of Ethics (21)

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Deloitte & Touche, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
**	Management contract or compensatory plan, contract or arrangement

***	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-129035) filed on October 14, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2006.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 31, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2012.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 8, 2012.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 3, 2009.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2010.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K Filed on March 16, 2013.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2011.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2012.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 12, 2013.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2007.
(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-167914) filed on July 1, 2010.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2010.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 23, 2012.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 17, 2012.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 10, 2012.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 19, 2013.
(21)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-129035) filed on January 17, 2006.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 2, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 11, 2014	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 11, 2014	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 11, 2014		/s/ JONATHAN P. FOSTER
Jonathan Foster
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 11, 2014		/s/ RYAN MORRIS
Ryan Morris
Chairman of the Board Director

Date: March 11, 2014		/s/ DAVID DRYER
David Dryer
Director

Date: March 11, 2014		/s/ JOSEPH WHITTERS
Joseph Whitters
Director

Date: March 11, 2014		/s/ WAYNE YETTER
Wayne Yetter
Director