Form 10-Q
period 2014-03-31
InfuSystem Holdings, Inc
filed 2014-05-05
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2014, 22,375,438 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share data)	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$496	$1,138
Accounts receivable, less allowance for doubtful accounts of $5,875 and $4,774 at March 31, 2014 and December 31, 2013, respectively	12,099	10,697
Inventory	1,398	1,234
Other current assets	714	518
Deferred income taxes	2,296	2,296

Total Current Assets	17,003	15,883
Medical equipment held for sale or rental	2,955	3,664
Medical equipment in rental service, net of accumulated depreciation	15,405	14,438
Property & equipment, net of accumulated depreciation	915	872
Deferred debt issuance costs, net	1,661	1,817
Intangible assets, net	24,075	24,182
Deferred income taxes	15,998	16,300
Other assets	238	217

Total Assets	$78,250	$77,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,153	$4,736
Current portion of long-term debt	5,305	5,118
Other current liabilities	2,479	3,187

Total Current Liabilities	12,937	13,041
Long-term debt, net of current portion	21,864	21,609

Total Liabilities	$34,801	$34,650

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,195,958 and 21,998,268, respectively, as of March 31, 2014 and 22,158,041 and 21,960,351, respectively, as of December 31, 2013	2	2
Additional paid-in capital	89,925	89,783
Retained deficit	(46,478)	(47,062)

Total Stockholders’ Equity	43,449	42,723

Total Liabilities and Stockholders’ Equity	$78,250	$77,373

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2014	2013
Net revenues:
Rentals	$14,850	$13,445
Product Sales	2,392	1,256

Net revenues	17,242	14,701
Cost of revenues:
Cost of revenues — Product, service and supply costs	2,890	2,579
Cost of revenues — Pump depreciation and disposals	2,276	1,699

Gross profit	12,076	10,423

Selling, general and administrative expenses:
Provision for doubtful accounts	2,107	1,660
Amortization of intangibles	629	672
Selling and marketing	2,655	2,408
General and administrative	4,909	5,031

Total sales, general and administrative	10,300	9,771

Operating income	1,776	652
Other income (expense):
Interest expense	(827)	(874)
Other (expense)/income	(17)	312

Total other expense	(844)	(562)
Income before income taxes	932	90
Income tax expense	(349)	(39)

Net income	$583	$51

Net income per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00
Weighted average shares outstanding:
Basic	21,972,739	21,802,515
Diluted	22,456,143	22,238,160
Comprehensive Income
Net income	583	51

Comprehensive income	$583	$51

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2014	2013
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(636)	$1,632

INVESTING ACTIVITIES
Purchase of medical equipment and property	(1,127)	(1,777)
Proceeds from sale of medical equipment and property	1,252	1,093

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	125	(684)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(14,394)	(2,802)
Cash proceeds from bank loans and revolving credit facility	14,263	—

NET CASH USED IN FINANCING ACTIVITIES	(131)	(2,802)

Net change in cash and cash equivalents	(642)	(1,854)
Cash and cash equivalents, beginning of period	1,138	2,326

Cash and cash equivalents, end of period	$496	$472

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

InfuSystem Holdings, Inc. (the “Company”) is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Texas, and Ontario, Canada.

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) as filed with the SEC.

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

2.	Medical Equipment and Property

Medical equipment consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Medical Equipment in rental service	$38,544	$37,252
Medical Equipment in rental service - pump reserve	(92)	(87)
Accumulated depreciation	(23,047)	(22,727)
Medical Equipment held for sale or rental	2,955	3,664

Total	$18,360	$18,102

Depreciation expense for medical equipment for the three months ended March 31, 2014 was $0.7 million compared to $1.2 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

During the first quarter of 2014, the Company reassessed the estimated useful life of certain of its property and equipment. As a result, the estimated useful life of the Company’s medical equipment was changed from five to seven years due to the determination that the Company was using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by the Company’s Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly since that acquisition.

The change in the estimated useful lives of the Company’s pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.5 million in less depreciation expense for the quarter ended March 31, 2014 than otherwise would have been recorded. After tax impact, net income would have been lower by $0.3 million, if this change in estimate had not been made. There was no impact to the basic or diluted income per share due to this change in estimate.

Depreciation expense for property and equipment (other than medical equipment) for both the three months ended March 31, 2014 and 2013 was $0.1 million, respectively, which was recorded in general and administrative expenses.

Medical equipment held for sale or rental includes approximately $0.8 million of pre-owned equipment received from a financial institution when such equipment came off lease. Under the Company’s arrangement with the financial institution, the Company does not pay for the equipment until it is sold. The liability for this equipment is included in other current liabilities for a similar amount. The Company assumes risk of loss and accounts for the disposition of such equipment as a sale.

3.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	13,112	19,753
Non-competition agreements	848	664	184
Software	3,433	1,295	2,138

Total nonamortizable and amortizable intangible assets	$39,146	$15,071	$24,075

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	12,564	20,301
Non-competition agreements	848	621	227
Software	2,907	1,253	1,654

Total nonamortizable and amortizable intangible assets	$38,620	$14,438	$24,182

Amortization expense for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.7 million, respectively. Expected annual amortization expense for intangible assets recorded as of March 31, 2014, is as follows (in thousands):

4/1- 12/31/2014	2015	2016	2017	2018	2019 and thereafter
$1,867	$2,321	$2,235	$2,201	$2,191	$11,260

4.	Debt

On November 30, 2012, the Company entered into a credit agreement with Wells Fargo as Administrative Agent and Wells Fargo and PennantPark as Lenders. The credit agreement consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on November 30, 2016, collectively (the “Credit Facility”). Interest on the Credit Facility is payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). As of March 31, 2014, interest was payable at the Wells Fargo prime rate plus 6.25%, which equaled 9.50%.

The availability under the revolving Credit Facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $6.9 million and $5.9 million, respectively, outstanding amounts on the Revolver included $0.6 million at March 31, 2014 and a reserve amount of $0.1 million and $0.0 million, respectively, on a letter of credit at March 31, 2014 and December 31, 2013, leaving approximately $6.2 million and $5.9 million available under the revolving Credit Facility as of March 31, 2014 and December 31, 2013, respectively.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of March 31, 2014, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the credit agreement for the Credit Facility, which was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of March 31, 2014 as follows (in thousands):

	Remainder of 2014	2015	2016	2017	Total
Term Loans	$3,464	$2,400	$17,636	$—	$23,500
Revolver	—	—	654	—	654
Capital Leases	928	1,253	823	11	3,015

Total	$4,392	$3,653	$19,113	$11	$27,169

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014				December 31, 2013
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loans	$4,064	$19,436	$23,500	Term Loans	$4,064	$19,931	$23,995
Revolver	—	654	654	Revolver	—	—	—
Capital Leases	1,241	1,774	3,015	Capital Leases	1,054	1,678	2,732

Total	$5,305	$21,864	$27,169	Total	$5,118	$21,609	$26,727

5.	Income Taxes

During the three months ended March 31, 2014 and 2013, we recorded income tax expense of $0.3 million and $0.1 million, respectively. The increase is tax expense was primarily due to profitability during the quarter ended March 31, 2014. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned though the reporting period. The effective income tax rate was 37.4% and 43.4% for the quarters ended March 31, 2014 and 2013, respectively.

6.	Commitments and Contingencies

The Company is currently involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which are not determinable at this time. We have insurance policies covering potential losses where such coverage is cost effective. In the Company’s opinion, any liability that might be incurred by us upon the resolution of these claims and lawsuits will not, in the aggregate, have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

7.	Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended
	March 31
	2014	2013
Numerator:
Net income (in thousands)	$583	$51
Denominator:
Weighted average common shares outstanding:
Basic	21,972,739	21,802,515
Dilutive effect of non-vested awards	483,404	435,645

Diluted	22,456,143	22,238,160
Net income (loss) per share:
Basic	$0.03	$—
Diluted	$0.03	$—

For the three months ended March 31, 2014, vested stock options of 0.1 million were not included in the calculation because they were not in-the-money.

8.	Subsequent Event

On April 11, 2014, the Company repaid $1.6 million on its Credit Facility for its annual Excess Cash Flow sweep as required and defined by the Company’s Credit Agreement dated November 30, 2012.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement — including CMS competitive bidding, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, US Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, dependency on websites and intellectual property, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and covenants, and other risks associated with our common stock, as well as any other litigation to which the Company may be subject from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, and Ontario, Canada.

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

InfuSystem Holdings, Inc. Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

Our revenue for the quarter ended March 31, 2014 was $17.2 million, an increase of $2.5 million, or 17%, compared to $14.7 million for the quarter ended March 31, 2013. During the period, net revenues from rentals increased 10% while net revenues from product sales increased 90% over the same period in 2013. An opportunistic product sale, during the period, of a particular pump at a low gross margin resulted in $0.9 million in additional revenue, without which, revenues from product sales would have increased 19% and total revenues would have increased 11% over the prior year period. The remaining increase in revenues was primarily related to the addition of larger customers and increased penetration into our existing customer accounts.

Gross Profit

Gross profit for the quarter ended March 31, 2014 was $12.1 million, an increase of $1.7 million, or 16%, compared to gross profit of $10.4 million for the quarter ended March 31, 2013. Gross profit, as a percentage of revenues, represented 70% and 71% for the three months ended March 31, 2014 and 2013, respectively. Without the aforementioned opportunistic pump sale, gross profit for the current period would have been 74%.

During the first quarter of 2014, we reassessed the estimated useful life of certain property and equipment. As a result, the estimated useful life of our medical equipment was changed from five to seven years due to the determination that we were using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by our Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly since that acquisition.

The change in the estimated useful lives of our pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.5 million less depreciation expense for the quarter ended March 31, 2014 than otherwise would have been recorded. As a result, cost of revenues in the current period is $0.5 million less than the same prior year period.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended March 31, 2014 was $2.1 million, an increase of $0.4 million, or 27%, compared to $1.7 million for the quarter ended March 31, 2013. The provision for doubtful accounts was 12% of revenues at March 31, 2014 compared to 11% for the same period in the prior year. A large part of the Company’s provision for doubtful accounts can be attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that continues to affect all durable medical equipment (“DME”) providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated as out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2014 was $0.6 million, a 1% decrease compared to the quarter ended March 31, 2013 of $0.7 million.

Selling and Marketing Expenses

During the quarter ended March 31, 2014, our selling and marketing expenses were $2.7 million, an increase of $0.3 million, or 10%, compared to $2.4 million for the quarter ended March 31, 2013. This increase was largely attributed to increased commissions based on higher revenue for the comparable periods. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2014, our G&A expenses were $4.9 million, which is consistent with the $5.0 million for the quarter ended March 31, 2013. This maintaining of previous G&A spending levels is due to an increase during the current period in information technology costs of $0.1 million, an increase in new product services by $0.1 million, an increase in cash versus stock compensation of $0.1 million, and a decrease in other G&A expenses by $0.1 million. In the prior year period, the Company experienced certain expenses (“Transition Costs”) of $0.3 million associated with a CEO search, the final severance payment made to the former CEO, and a one-time payment to an exiting Board member. General and administrative expense (“G&A”) during these periods consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock based compensation, insurance and other miscellaneous items.

Other Income and Expenses

During the quarter ended March 31, 2014, we recorded interest expense of $0.8 million, which was consistent with the same prior year period. In addition, during the first quarter of 2013, we received other income of $0.3 million in proceeds when a mutual insurance company we maintained a policy with was acquired and cash payments were disbursed to eligible members.

Income Taxes

During the quarter ended March 31, 2014, we recorded income tax expense of $0.3 million compared to less than $0.1 million during the quarter ended March 31, 2013. The increase in tax expense was primarily due to profitability during the quarter ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash or cash equivalents of $0.5 million and $6.2 million of availability on the Credit Facility compared to $1.1 million of cash and cash equivalents and $5.9 million of availability on the Credit Facility at December 31, 2013. During the quarter ended March 31, 2014, accounts receivable, net increased $1.4 million compared to December 31, 2013, primarily due to the increase in revenue, the impact of copays and deductibles for patients’ insurance that traditionally reset at the beginning of each year and billings late in the quarter.

Cash used in operating activities for the three months ended March 31, 2014 was $0.6 million compared to cash generated of $1.6 million for the three months ended March 31, 2013. The decrease in cash is primarily due to increases in accounts receivable in 2014. The cash flow effect from this change in accounts receivable is a decrease of $0.8 million more than the decrease in the same quarter last year. Additionally, operating cash flow decreased due to a significant decrease of $1.8 million in accounts payable and other current liabilities.

Cash proceeds from investing activities was $0.1 million for the three months ended March 31, 2014, compared to cash used of $0.7 million for the three months ended March 31, 2013. The increase is primarily related to less purchases of medical equipment and property of $0.2 million and an increase in the proceeds from the sale of medical equipment and property of $0.6 million compared to the same period in the prior year. The significant increase was largely due to the opportunistic sale of a particular pump that resulted in $0.9 million and the sale of our pre-owned equipment received from a financial institution resulted in $0.4 million, of which a total of $0.4 million was collected during the quarter.

Cash used in financing activities for the three months ended March 31, 2014 was $0.1 million compared to $2.8 million used for financing activities for the three months ended March 31, 2013. This decrease is mainly attributed to the need to draw down less on the revolving credit facility in the period ended March 31, 2014 and better cash management.

Availability under the revolving credit facility is based upon the Company’s eligible accounts receivable and eligible inventory. The Company had revolving loan gross availability of $6.9 million and $5.9 million, respectively, and outstanding amounts totaling $0.6 million and $0.0 million, as well as a reserve for a letter of credit of $0.1 million, leaving approximately $6.2 and $5.9 million, respectively, available under the revolving credit facility as of March 31, 2014 and December 31, 2013.

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of March 31, 2014, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

InfuSystem Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Eric K. Steen, our Chief Executive Officer (“CEO”), and Jonathan P. Foster, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of the CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. The assessment was based on criteria established in the framework Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Change in Internal Control Over Financial Reporting

We have made no changes during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen dated as of March 6, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 5, 2014	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer, President, Director
(Principal Executive Officer)

Date: May 5, 2014	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)