Form 10-Q
period 2014-06-30
InfuSystem Holdings, Inc
filed 2014-08-01
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

or

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

As of July 28, 2014, 22,397,043 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Index to Form 10-Q

		PAGE
PART I-	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II-	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share data)	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,041	$1,138
Accounts receivable, less allowance for doubtful accounts of $5,574 and $4,774 at June 30, 2014 and December 31, 2013, respectively	10,768	10,697
Inventory	1,485	1,234
Other current assets	712	518
Deferred income taxes	2,296	2,296

Total Current Assets	16,302	15,883
Medical equipment held for sale or rental	2,255	3,664
Medical equipment in rental service, net of accumulated depreciation	16,185	14,438
Property & equipment, net of accumulated depreciation	1,577	872
Deferred debt issuance costs, net	1,505	1,817
Intangible assets, net	24,287	24,182
Deferred income taxes	15,376	16,300
Other assets	248	217

Total Assets	$77,735	$77,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,101	$4,736
Current portion of long-term debt	3,871	5,118
Other current liabilities	2,573	3,187

Total Current Liabilities	10,545	13,041
Long-term debt, net of current portion	22,829	21,609

Total Liabilities	$33,374	$34,650

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,400,743 and 22,203,053, respectively, as of June 30, 2014 and 22,158,041 and 21,960,351, respectively, as of December 31, 2013	2	2
Additional paid-in capital	89,951	89,783
Retained deficit	(45,592)	(47,062)

Total Stockholders’ Equity	44,361	42,723

Total Liabilities and Stockholders’ Equity	$77,735	$77,373

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30		June 30
	2014	2013	2014	2013
Net revenues:
Rentals	$14,795	$13,618	$29,645	$27,061
Product Sales	1,577	1,044	3,969	2,302

Net revenues	16,372	14,662	33,614	29,363

Cost of revenues:
Cost of revenues — Product, service and supply costs	2,913	2,845	5,803	5,424

Cost of revenues — Pump depreciation and disposals	1,536	1,487	3,812	3,186

Gross profit	11,923	10,330	23,999	20,753

Selling, general and administrative expenses:
Provision for doubtful accounts	1,438	1,327	3,545	2,987
Amortization of intangibles	625	652	1,254	1,324
Selling and marketing	2,624	2,482	5,279	4,890
General and administrative	4,898	5,008	9,807	10,039

Total selling, general and administrative	9,585	9,469	19,885	19,240

Operating income	2,338	861	4,114	1,513
Other income (expense):
Interest expense	(776)	(924)	(1,603)	(1,798)
Other income	40	24	23	336

Total other expense	(736)	(900)	(1,580)	(1,462)

Income/(loss) before income taxes	1,602	(39)	2,534	51
Income tax (expense)/benefit	(716)	144	(1,065)	105

Net income	$886	$105	$1,469	$156

Net income per share:
Basic	$0.04	$0.00	0.07	0.01
Diluted	$0.04	$0.00	0.07	0.01
Weighted average shares outstanding:
Basic	22,146,106	21,860,866	22,059,902	21,831,852
Diluted	22,399,434	22,015,499	22,321,143	22,052,151

Comprehensive Income
Net income	$886	$105	$1,469	$156

Comprehensive income	$886	$105	$1,469	$156

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
(in thousands)	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,806	$2,233

INVESTING ACTIVITIES
Purchase of medical equipment and property	(4,524)	(2,564)
Proceeds from sale of medical equipment and property	4,005	1,726

NET CASH USED IN INVESTING ACTIVITIES	(519)	(838)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans, and capital lease obligations	(33,479)	(16,918)
Cash proceeds from revolving credit facility	32,198	13,340
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(103)	(41)

NET CASH USED IN FINANCING ACTIVITIES	(1,384)	(3,619)

Net change in cash and cash equivalents	(97)	(2,224)
Cash and cash equivalents, beginning of period	1,138	2,326

Cash and cash equivalents, end of period	$1,041	$102

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

The consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

2.	Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Medical Equipment in rental service	$39,460	$37,252
Medical Equipment in rental service - pump reserve	(119)	(87)
Accumulated depreciation	(23,156)	(22,727)
Medical Equipment held for sale or rental	2,255	3,664

Total	$18,440	$18,102

Depreciation expense for medical equipment for the three and six months ended June 30, 2014 was $0.8 million and $1.5 million, respectively compared to $1.3 million and $2.4 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

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

The change in the estimated useful lives of the Company’s pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.5 million and $1.0 million in less depreciation expense for the three and six months ended June 30, 2014, respectively, than otherwise would have been recorded. After-tax impact to net income would have been lower by $0.3 million and $0.6 million for the three months and six months ended June 30, 2014 if this change in estimate had not been made. There was no impact to the basic or diluted income per share due to this change in estimate.

Depreciation expense for property and equipment for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively, consistent with the same prior year periods. This expense was recorded in general and administrative expenses.

At December 31, 2013, Medical equipment held for sale or rental included approximately $0.8 million of pre-owned equipment received from a financial institution when such equipment came off lease. Under the Company’s former arrangement with the financial institution, the Company did not pay for the equipment until it was sold. The liability for this equipment was included in other current liabilities for a similar amount. The Company assumed risk of loss and accounted for the disposition of such equipment as a sale. In June 2014, the Company bought out the remaining equipment from the financial institution for $0.5 million and payment was made in July 2014. As such, the Company no longer has any liabilities pertaining to this transaction.

3.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	June 30, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	13,659	19,206
Non-competition agreements	848	703	145
Software	4,269	1,333	2,936

Total nonamortizable and amortizable intangible assets	$39,982	$15,695	$24,287

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	12,564	20,301
Non-competition agreements	848	621	227
Software	2,907	1,253	1,654

Total nonamortizable and amortizable intangible assets	$38,620	$14,438	$24,182

Amortization expense for the three and six months ended June 30, 2014 was $0.6 million and $1.3 million, respectively, compared to $0.7 million and $1.3 million for the same prior year periods. Expected annual amortization expense for intangible assets recorded as of June 30, 2014, is as follows (in thousands):

7/1- 12/31/2014	2015	2016	2017	2018	2019 and thereafter
$1,243	$2,321	$2,235	$2,201	$2,191	$12,096

4.	Debt

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

On May 19, 2014, the Company entered into the Second Amendment to the Credit Agreement with Wells Fargo Capital Finance and funds managed by PennantPark Investment Advisers, LLC. This amendment lowers both the effective floating rate and the effective fixed rate by 150 basis points each. As of June 30, 2014, the effective floating interest rate under this Amendment was 7.75%.

The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):.

	June 30, 2014	December 31, 2013
Revolver:
Gross Availability	$6,500	$5,900
Outstanding Draws	(2,021)	—
Letter of Credit	(81)	—

Availability on Revolver	$4,398	$5,900

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of June 30, 2014, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1. The required ratio as of June 30, 2014 was 1.50:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1. The required ratio as of June 30, 2014 was 1.75:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the credit agreement for the Credit Facility, which was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of June 30, 2014 as follows (in thousands):

	Remainder of 2014	2015	2016	2017	Total
Term Loans	$1,200	$2,400	$17,688	$—	$21,288
Revolver	—	—	2,021	—	2,021
Capital Leases	712	1,474	1,056	149	3,391

Total	$1,912	$3,874	$20,765	$149	$26,700

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014				December 31, 2013
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$2,400	$18,888	$21,288	Term Loans	$4,064	$19,931	$23,995
Revolver	—	2,021	2,021	Revolver	—	—	—
Capital Leases	1,471	1,920	3,391	Capital Leases	1,054	1,678	2,732

Total	$3,871	$22,829	$26,700	Total	$5,118	$21,609	$26,727

On April 11, 2014, the Company repaid $1.6 million on its Credit Facility for its annual Excess Cash Flow sweep as required and defined by the Company’s Credit Agreement.

5.	Income Taxes

During the three and six months ended June 30, 2014, the Company recorded income tax expense of $0.7 million and $1.1 million, respectively. The company recorded income tax benefits of $0.1 million, respectively, for the same prior year periods. The increase is tax expense was primarily due to profitability during the quarter ended June 30, 2014. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned though the reporting period. The effective income tax rate was 41.3% and 38.2% for the quarters ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 the effective tax rate was 42.1%.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Numerator:
Net income (in thousands)	$886	$105	$1,469	$156
Denominator:
Weighted average common shares outstanding:
Basic	22,146,106	21,860,866	22,059,902	21,831,852
Dilutive effect of non-vested awards	253,328	154,633	261,241	220,299

Diluted	22,399,434	22,015,499	22,321,143	22,052,151
Net income per share:
Basic	$0.04	$—	$0.07	$0.01
Diluted	$0.04	$—	$0.07	$0.01

For the three and six months ended June 30, 2014, vested stock options of 0.1 million were not included in the calculation because they were not in-the-money.

8.	Subsequent Event

On July 2, 2014, the Compensation Committee of InfuSystem Holdings, Inc. (the “Company”) authorized a grant of the option to purchase 100,000 shares of the Company’s common stock, par value $0.0001 per share, at an exercise price of $2.674 per share, to Jonathan P. Foster, Chief Financial Officer of the Company. The option vests in equal monthly installments over a three-year period, expires after five (5) years and is otherwise exercisable in accordance with the InfuSystem Holdings, Inc. Equity Plan.

9.	Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard, which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

Cautionary Statement about Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as: “anticipate,” “continue,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the Company’s expectations regarding financial condition or results of operations in future periods; the Company’s expectations regarding potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding; the Company’s expectations regarding the size and growth of the market for its products and services; the Company’s ability to execute its business strategies to grow its business, including its ability to introduce new products and services; the Company’s ability to hire and retain key employees; the Company’s ability to remain in compliance with its credit facility; the Company’s dependence on its Medicare Supplier Number; changes in third-party reimbursement processes and rates; availability of chemotherapy drugs used in the Company’s infusion pump systems; physicians’ acceptance of infusion pump therapy over alternative therapies; the Company’s dependence on a limited number of third party payors; the Company’s ability to maintain relationships with health care professionals and organizations; the adequacy of the Company’s allowance for doubtful accounts; the Company’s ability to comply with changing health care regulations; sequestration; natural disasters affecting the Company, its customers or its suppliers; industry competition; the Company’s ability to implement information technology improvements and to respond to technological changes; dependence upon the Company’s suppliers; and such other factors as discussed in Part I, Item 1A. Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2013, this quarterly report on Form 10-Q for the quarter ended June 30, 2013 and other public filings made by the Company from time to time with the SEC.

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

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized primarily by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,800 oncology sites of care in the United States, and retain title to the pumps during this process.

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

InfuSystem Holdings, Inc. Results of Operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

Revenues

Our revenue for the quarter ended June 30, 2014 was $16.4 million, an increase of $1.7 million, or 12%, compared to $14.7 million for the quarter ended June 30, 2013. During the period, net revenues from rentals increased 9% while net revenues from product sales increased 51% over the same period in 2013. The increase in revenues was primarily related to the addition of larger customers and increased penetration into our existing customer accounts.

Revenue for the six months ended June 30, 2014 was $33.6 million, an increase of $4.3 million over the same prior year period. In large part, this year to date increase is due to an opportunistic product sale during the first quarter of the year, of a particular pump at a low gross margin. That sale alone resulted in additional revenue of approximately $0.9 million.

Gross Profit

Gross profit for the quarter ended June 30, 2014 was $11.9 million, an increase of $1.6 million, or 15%, compared to gross profit of $10.3 million for the quarter ended June 30, 2013. Gross profit, as a percentage of revenues, represented 73% and 70% for the three months ended June 30, 2014 and 2013, respectively. Gross profit for the six months ended June 30, 2014 is up $3.2 million or 16% compared to the same prior year period.

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

The change in the estimated useful lives of our pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.5 million less depreciation expense for the quarter ended June 30, 2014 than otherwise would have been recorded. As a result, cost of revenues in the current period is $0.5 million less than the same prior year period. Year to date depreciation expense is lower by $1.0 million through June 30, 2014 when compared to the six months ended June 30, 2013 due to this change in estimated life.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2014 was $1.4 million, an increase of $0.1 million, or 8%, compared to $1.3 million for the quarter ended June 30, 2013. The provision for doubtful accounts was 9% of revenues at June 30, 2014, consistent with the same period in the prior year. A large part of the Company’s provision for doubtful accounts can be attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that continues to affect all durable medical equipment (“DME”) providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated as out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

Provision for doubtful accounts for the six months ended June 30, 2014 was $3.5 million compared to $3.0 million for the same prior year period. This represents an increase of 19%. The provision for doubtful accounts was 11% of revenue at June 30, 2014 compared to 10% of revenue in the same prior year period.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2014 was $0.6 million, a decrease of 4%, compared to $0.7 million in the same prior year period. Year to date amortization as of June 30, 2014 was $1.3 million, consistent with the same prior year period.

Selling and Marketing Expenses

During the quarter ended June 30, 2014, selling and marketing expenses were $2.6 million, an increase of $0.1 million, or 6%, compared to $2.5 million for the quarter ended June 30, 2013. Selling and marketing expenses for the six months ended June 30, 2014 were $5.3 million compared to $4.9 million for the same prior year period, an increase of $0.4 million or 8%. These increases were largely attributed to increased commissions based on higher revenue for the comparable periods. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2014, our G&A expenses were $4.9 million, which is slightly down from the $5.0 million for the quarter ended June 30, 2013. The decrease in G&A expense versus the same prior year period was mainly attributed to savings of $0.7 million in professional fees offset by increases in spending on IT and Pain Management for $0.2 million; write off of obsolete pumps in our Kansas location for $0.1 million, severance of $0.1 million and increases in headcount for $0.2 million.

G&A expenses for the six months ended June 30, 2014 were $9.8 million, compared to $10.0 million for the same prior year period. The decrease in G&A expense versus the same prior year period was mainly attributed to savings of $0.8 million in professional fees offset by increases in spending on IT and Pain Management for $0.4 million; write off of obsolete pumps in our Kansas location for $0.1 million and severance of $0.1 million. General and administrative expense (“G&A”) during these periods consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock based compensation, insurance and other miscellaneous items.

Other Income and Expenses

During the quarter ended June 30, 2014, we recorded interest expense of $0.8 million compared to $0.9 million for the same prior year period. Interest expense for the six months ended June 30, 2014 was $1.6 million compared to $1.8 million for the six months ended June 30, 2013. In addition, during the first quarter of 2013, we received other income of $0.3 million in proceeds when a mutual insurance company we maintained a policy with was acquired and cash payments were disbursed to eligible members.

Income Taxes

During the quarter ended June 30, 2014, we recorded income tax expense of $0.7 million compared to a tax benefit of $0.1 million during the quarter ended June 30, 2013. During the six months ended June 30, 2014 income tax expense was $1.1 million compared to a tax benefit in the same prior year period of $0.1 million. The increase in income tax expense was primarily due to increased profitability during the quarter and the year to date period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash or cash equivalents of $1.0 million and $4.4 million of net availability on the Revolver compared to $1.1 million of cash and cash equivalents and $5.9 million of availability on the Revolver at December 31, 2013.

Cash provided by operating activities for the six months ended June 30, 2014 was $1.8 million compared to $2.2 million for the six months ended June 30, 2013. The decrease in cash is due to the cash flow effects of the change in accounts payable and other accruals.

Cash used in investing activities was $0.5 million for the six months ended June 30, 2014, compared to $0.8 million for the six months ended June 30, 2013. The decrease is primarily related to a $2.4 million improvement in proceeds from medical equipment, mostly related to the opportunistic sale of a particular pump that resulted in $0.9 million as well as other sales increases. This however, is offset by a $1.9 million increase in spending on non-pump assets which is a direct result of a significant ongoing investment in technology and preparing a new office facility in Kansas and other warehouse sights around the country.

Cash used in financing activities for the six months ended June 30, 2014 was $1.4 million compared to $3.6 million for the six months ended June 30, 2013. This change is mainly attributed to the Company paying off many old capital leases in 2013, whereas, this year the Company has made the required principal payments on all outstanding leases.

The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	June 30, 2014	December 31, 2013
Revolver:
Gross Availability	$6,500	$5,900
Outstanding Draws	(2,021)	—
Letter of Credit	(81)	—

Availability on Revolver	$4,398	$5,900

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of June 30, 2014, the Company was in compliance with all such covenants and expects to be in compliance for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The Company’s CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section titled “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K. Except as noted below, there have been no material changes from the risk factors previously disclosed on our annual report on Form 10-K for the year ended December 31, 2013.

Our business is substantially dependent on third-party reimbursement. Any change in the overall health care reimbursement system may adversely impact our business.

On July 2, 2014, the Centers for Medicare and Medicaid Services (“CMS”) proposed a methodology for making national price adjustments. This rule proposes methodologies to use information from the Durable Medical Equipment, Prosthetics, Orthotics, and Supplies Competitive Bidding Program (“DMEPOS CBP”) to adjust the fee schedule amounts for durable medical equipment (“DME”) in areas where competitive bidding programs (“CBPs”) are not implemented. The major provisions in this proposal are:

•	Adjust fee schedule amounts for states in different regions of the country based on competitive bidding pricing from competitions in these regions. The regional prices would be limited by a national ceiling (110% of the average of regional prices) and floor (90% of the average of regional prices);

•	Use national ceiling as adjusted fee for states that are predominantly rural or sparsely populated (frontier states); and

•	Adjust fee schedule amounts for non-contiguous areas based on the average of competitive bidding pricing from these areas or the national ceiling, whichever is higher.

The specific reimbursement and the related timetable for continuous infusion equipment and supplies that the Company provides CMS patients were not specifically identified by CMS.

Furthermore, on July 15, 2014, CMS announced plans to recompete the supplier contracts awarded in Round 2 for DMEPOS CBP. CMS is required by law to recompete contracts under the DMEPOS CBP at least once every three years. The Round 2 contract period for all product categories expires on June 30, 2016. Some product categories from Round One Recompete (“RD1RC”) were added to this round. External infusion pumps and supplies category which includes continuous infusion equipment and supplies that the Company provides to CMS patients, that were part of RD1RC, were not added to Round 2 Recompete. There is no assurance that this exclusion will remain in the future.

The impact of these two announcements are unclear at this time, and could, among other things, negatively impact our market share, negatively impact business with our customers and other payors, and significantly reduce our revenue, earnings, and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1	Lease Agreement by and between InfuSystem Holdings, Inc. as the Guarantor, and its wholly-owned subsidiary First Biomedical, Inc., as the Tenant, with College K, LLC (the “Lessor”) dated May 24, 2014 (1)

10.2*	Amendment to Lease Agreement by and between InfuSystem Holdings, Inc. as the Guarantor, and its wholly-owned subsidiary First Biomedical, Inc., as the Tenant, with College K, LLC (the “Lessor”) dated June 25, 2014

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 1, 2014	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer, President, Director
(Principle Executive Officer)

Date: August 1, 2014	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principle Accounting and Financial Officer)