Form 10-Q
period 2014-09-30
InfuSystem Holdings, Inc
filed 2014-11-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2014, 22,284,589 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,902	$1,138
Accounts receivable, less allowance for doubtful accounts of $5,287 and $4,774 at September 30, 2014 and December 31, 2013, respectively	11,505	10,697
Inventory	1,589	1,234
Other current assets	621	518
Deferred income taxes	2,296	2,296

Total Current Assets	17,913	15,883
Medical equipment held for sale or rental	2,365	3,664
Medical equipment in rental service, net of accumulated depreciation	17,662	14,438
Property & equipment, net of accumulated depreciation	2,370	872
Deferred debt issuance costs, net	1,349	1,817
Intangible assets, net	24,461	24,182
Deferred income taxes	14,696	16,300
Other assets	208	217

Total Assets	$81,024	$77,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,570	$4,736
Current portion of long-term debt	4,238	5,118
Other current liabilities	3,303	3,187

Total Current Liabilities	12,111	13,041
Long-term debt, net of current portion	23,631	21,609

Total Liabilities	$35,742	$34,650

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,400,743 and 22,203,053, respectively, as of September 30, 2014 and 22,158,041 and 21,960,351, respectively, as of December 31, 2013	2	2
Additional paid-in capital	90,020	89,783
Retained deficit	(44,740)	(47,062)

Total Stockholders’ Equity	45,282	42,723

Total Liabilities and Stockholders’ Equity	$81,024	$77,373

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net revenues:
Rentals	$14,505	$14,493	$44,150	$41,556
Product Sales	2,108	1,247	6,077	3,547

Net revenues	16,613	15,740	50,227	45,103
Cost of revenues:
Cost of revenues — Product, service and supply costs	3,221	2,750	9,024	8,174
Cost of revenues — Pump depreciation and disposals	1,662	1,650	5,474	4,836

Gross profit	11,730	11,340	35,729	32,093

Selling, general and administrative expenses:
Provision for doubtful accounts	1,266	1,795	4,811	4,782
Amortization of intangibles	622	648	1,876	1,972
Selling and marketing	2,483	2,391	7,762	7,281
General and administrative	4,916	4,583	14,723	14,622

Total selling, general and administrative	9,287	9,417	29,172	28,657

Operating income	2,443	1,923	6,557	3,436
Other income (expense):
Interest expense	(752)	(838)	(2,355)	(2,636)
Other income (expense)	3	(7)	26	329

Total other expense	(749)	(845)	(2,329)	(2,307)
Income before income taxes	1,694	1,078	4,228	1,129
Income tax expense	(842)	(429)	(1,907)	(324)

Net income	$852	$649	$2,321	$805

Net income per share:
Basic	$0.04	$0.03	0.10	0.04
Diluted	$0.04	$0.03	0.10	0.04
Weighted average shares outstanding:
Basic	22,203,053	21,891,041	22,108,143	21,851,798
Diluted	22,511,159	22,075,532	22,364,999	22,043,998
Comprehensive Income
Net income	$852	$649	$2,321	$805

Comprehensive income	$852	$649	$2,321	$805

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,204	$4,765

INVESTING ACTIVITIES
Purchase of medical equipment and property	(7,168)	(3,396)
Proceeds from sale of medical equipment and property	5,193	2,808

NET CASH USED IN INVESTING ACTIVITIES	(1,975)	(588)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(49,101)	(27,912)
Cash proceeds from revolving credit facility	47,814	22,395
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(178)	(78)

NET CASH USED IN FINANCING ACTIVITIES	(1,465)	(5,595)

Net change in cash and cash equivalents	764	(1,418)
Cash and cash equivalents, beginning of period	1,138	2,326

Cash and cash equivalents, end of period	$1,902	$908

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem Holdings, Inc. is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Texas, and Ontario, Canada.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) as filed with the SEC.

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

2.	Medical Equipment and Property

Medical equipment consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Medical Equipment in rental service	$40,930	$37,252
Medical Equipment in rental service - pump reserve	(115)	(87)
Accumulated depreciation	(23,153)	(22,727)
Medical Equipment held for sale or rental	2,365	3,664

Total	$20,027	$18,102

Depreciation expense for medical equipment for the three and nine months ended September 30, 2014 was $0.9 million and $2.4 million, respectively, compared to $1.3 million and $3.8 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

During the first quarter of 2014, the Company reassessed the estimated useful life of certain of its property and equipment. As a result, the estimated useful life of the Company’s medical equipment was extended from five to seven years due to the determination that the Company was using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by the Company’s Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly since that acquisition.

The change in the estimated useful lives of the Company’s pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.4 million and $1.4 million in less depreciation expense for the three and nine months ended September 30, 2014, respectively, than otherwise would have been recorded. After-tax impact to net income would have been lower by $0.2 million and $0.8 million for the three and nine months ended September 30, 2014 if this change in estimate had not been made. There was no impact to the basic or diluted income per share due to this change in estimate.

Depreciation expense for property and equipment for the three and nine months ended September 30, 2014 was $0.1 million and $0.2 million, respectively, consistent with the same prior year periods. This expense was recorded in general and administrative expenses.

At December 31, 2013, medical equipment held for sale or rental included approximately $0.8 million of pre-owned equipment received from a financial institution when such equipment came off lease. Under the Company’s former arrangement with the financial institution, the Company did not pay for the equipment until it was sold. The liability for this equipment was included in other current liabilities for a similar amount. The Company assumed risk of loss and accounted for the disposition of such equipment as a sale. In June 2014, the Company bought out the remaining equipment from the financial institution for $0.5 million and payment was made in July 2014. As such, the Company no longer has any liabilities relating to this transaction.

3.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,207	18,658
Non-competition agreements	848	740	108
Software	5,065	1,370	3,695

Total nonamortizable and amortizable intangible assets	$40,778	$16,317	$24,461

	December 31, 2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	12,564	20,301
Non-competition agreements	848	621	227
Software	2,907	1,253	1,654

Total nonamortizable and amortizable intangible assets	$38,620	$14,438	$24,182

Amortization expense for the three and nine months ended September 30, 2014 was $0.6 million and $1.9 million, respectively, compared to $0.6 million and $2.0 million for the same prior year periods. Expected annual amortization expense for intangible assets recorded as of September 30, 2014, is as follows (in thousands):

10/1- 12/31/2014	2015	2016	2017	2018	2019 and thereafter
$ 749	$2,832	$2,745	$2,583	$2,191	$11,361

4.	Debt

On November 30, 2012, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and Wells Fargo and funds managed by PennantPark Investment Advisors, LLC (“PennantPark”) as Lenders (the “Credit Agreement”). The Credit Agreement consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on November 30, 2016, collectively (the “Credit Facility”).

On May 19, 2014, the Company entered into the Second Amendment to the Credit Agreement with Wells Fargo and PennantPark. This amendment lowers both the effective floating rate and the effective fixed rate by 150 basis points each. As of September 30, 2014, interest on the Credit Facility is payable at the Company’s choice of LIBOR plus 6.75% (with a LIBOR floor of 1.0%, for an effective fixed rate of 7.75%) or the Wells Fargo prime rate plus 4.75% (with a prime rate floor of 3.0%, for an effective floating rate of 8.0%).

The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	September 30, 2014	December 31, 2013
Revolver:
Gross Availability	$6,685	$5,900
Outstanding Draws	(2,974)	—
Letter of Credit	(161)	—

Availability on Revolver	$3,550	$5,900

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of September 30, 2014, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1. The required ratio as of September 30, 2014 was 1.50:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1. The required ratio as of September 30, 2014 was 1.75:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the Credit Agreement, which was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of September 30, 2014 as follows (in thousands):

	Remainder of 2014	2015	2016	2017	Total
Term Loans	$600	$2,400	$17,688	$—	$20,688
Revolver	—	—	2,974	—	2,974
Capital Leases	453	1,846	1,454	454	4,207

Total	$1,053	$4,246	$22,116	$454	$27,869

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014				December 31, 2013
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$2,400	$18,288	$20,688	Term Loans	$4,064	$19,931	$23,995
Revolver	—	2,974	2,974	Revolver	—	—	—
Capital Leases	1,838	2,369	4,207	Capital Leases	1,054	1,678	2,732

Total	$4,238	$23,631	$27,869	Total	$5,118	$21,609	$26,727

On April 11, 2014, the Company repaid $1.6 million on its Credit Facility for its annual Excess Cash Flow sweep as required and defined by the Company’s Credit Agreement.

5.	Income Taxes

Income tax expense was $0.8 million and $1.9 million for the three and nine months ended September 30, 2014. The Company recorded tax expense of $0.4 million and $0.3 million, respectively, for the same prior year periods. In computing its income tax provision, the Company estimates its effective income tax rate for the full year and applies that rate to income earned through the reporting period. The effective income tax rate was 49.8% and 39.8% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 the effective tax rate was 45.1% compared to 28.7% for the same prior year period. This effective tax rate was higher than the U.S. Federal rate of 34% primarily due to the impact of state and local taxes and Canadian income tax on the Company’s Canadian operations.

6.	Commitments, Contingencies and Litigation

The Company is from time to time involved in legal proceedings arising out of the ordinary course and conduct of our business, the outcomes of which may not be determinable at a particular time. We have insurance policies covering potential losses where such coverage is cost effective. Currently, there are no legal proceedings that management believes would have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

7.	Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net income (in thousands)	$852	$649	$2,321	$805
Denominator:
Weighted average common shares outstanding:
Basic	22,203,053	21,891,041	22,108,143	21,851,798
Dilutive effect of non-vested awards	308,106	184,491	256,856	192,200

Diluted	22,511,159	22,075,532	22,364,999	22,043,998
Net income per share:
Basic	$0.04	$0.03	$0.10	$0.04
Diluted	$0.04	$0.03	$0.10	$0.04

For the three and nine months ended September 30, 2014, vested stock options of 0.1 million were not included in the calculation because they were not in-the-money.

8.	Subsequent Event

The Company has evaluated subsequent events through the date of issuance for the condensed consolidated financial statements.

9.	Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard, which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure relating to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Entities must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The disclosure requires identifying the principal conditions and events contributing to the “doubt” to continue as a going concern, as well as management’s evaluations and plans to try to alleviate these uncertainties. This guidance is effective for annual reporting periods, within those annual periods ending after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-15 to determine the impact, if any; it may have on its current practices.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which provides guidance regarding the definition of a discontinued operation and the required disclosures. The new guidance defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment, or (4) other major parts of an entity. In addition, having significant continuing involvement with a component after a disposal or failing to eliminate the operations or cash flows of a disposed component from an entity’s ongoing operations will no longer preclude presentation as a discontinued operation. There will be new disclosures required related to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations. ASU 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 applies prospectively to new disposals of components and new classifications as held for sale and is not expected to have a significant impact on the presentation of the Company’s financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein refer to InfuSystem Holdings, Inc. and it subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including CMS competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and in other filings made by the Company from time to time with the Securities and Exchange Commission, including this Form 10-Q. Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternate site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized mostly by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. Our products and services are also utilized by patients in other disease states such as pancreatic, esophageal, stomach, and other head & neck and GI tract cancers, as well as in the management of post-operative pain. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,800 oncology practices in the United States, and retain title to the pumps during this process.

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

Since 2013, we have made significant investments in our Information Technology (“IT”). These efforts have primarily been focused on increasing electronic connectivity with our customers.

On October 31, 2014, CMS released a final rule entitled, “End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” (“Final Rule”). The Final Rule was published in the Federal Register on November 6, 2014 and finalizes several provisions related to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) including:

•	Items and services subject to Competitive Bidding Pricing in 10 or fewer Competitive Bidding Areas (“CBAs”) will be subject to payment reductions where Single Payment Amounts (“SPAs”) will be equal to 110% of the unweighted average SPAs in those areas outside of the current CBAs. This includes the category for External Infusion Pumps and supplies.

•	Such adjustments would apply in non-CBAs for items furnished on or after January 1, 2016. CMS has adopted a 6-month phase-in of the adjustments to these payment amounts. For items and services with dates of service from January 1, 2016 through June 30, 2016, the fee schedule amounts in non-CBAs will be based on 50% of the un-adjusted fee schedule amount and 50% of the adjusted fee schedule amount. Beginning on July 1, 2016, the fully adjusted payment rates will apply.

Based on the current mix of revenues and current fee schedules, we estimate that this new rule could reduce revenues in the range of $1 million to $2 million in 2016 and $2 million to $3 million in 2017. The Company believes that its focus on improving its commercial contracts, its improvements in IT, and other operational improvements could potentially offset these reductions. Certain factors such as revenue mix, commercial and Medicaid contracts tied to SPAs, and other potential factors, could impact these estimates.

InfuSystem Holdings, Inc. Results of Operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Net Revenues

Our net revenue for the quarter ended September 30, 2014 was $16.6 million, an increase of $0.9 million, or 6%, compared to $15.7 million for the quarter ended September 30, 2013. During the period, net revenues from rentals was constant, while net revenues from product sales increased $0.9 million, or 69% over the same period in 2013. The increase in net revenues was primarily related to the addition of larger customers and increased penetration into our existing customer accounts being offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors. Such shifts have come, we believe, due to the Affordable Care Act (“ACA”).

Revenue for the nine months ended September 30, 2014 was $50.2 million, an increase of $5.1 million over the same prior year period. During the period, net revenues from rentals were up $2.6 million, while net revenues from product sales increased $2.5 million over the same prior year period. In large part, the year to date increase in product sales was due to an opportunistic sale during the first quarter of the year, of a particular pump at a low gross margin, which resulted in additional revenue of approximately $0.9 million. Such increases in sales were offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors. Such shifts have come, we believe, due to the ACA.

Gross Profit

Gross profit for the quarter ended September 30, 2014 was $11.7 million, an increase of $0.4 million, or 3%, compared to gross profit of $11.3 million for the quarter ended September 30, 2013. Gross profit, as a percentage of revenues, represented 71% and 72% for the three months ended September 30, 2014 and 2013, respectively. The decrease in gross profit as a percentage of revenues for the period is mainly due to the increase in product sales compared to rentals, which generally have a higher gross margin rate. Gross profit for the nine months ended September 30, 2014 was up $3.6 million or 11% compared to the same prior year period. Gross profit, as a percentage of revenues, represented 71% for the nine months ended September 30, 2014 and 2013, respectively.

During the first quarter of 2014, we reassessed the estimated useful life of certain property and equipment. As a result, the estimated useful life of our medical equipment was extended from five to seven years due to the determination that we were using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by our Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly in the nine months ended September 30, 2014.

The change in the estimated useful life of our pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $0.4 million less depreciation expense for the quarter ended September 30, 2014 than otherwise would have been recorded. As a result, cost of revenues in the current quarter is $0.4 million less than the same prior year period. Year to date depreciation expense decreased by $1.4 million through September 30, 2014 when compared to the nine months ended September 30, 2013 due to this change in estimated useful life.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2014 was $1.3 million, a decrease of $0.5 million, or 29%, compared to $1.8 million for the quarter ended September 30, 2013. The provision for doubtful accounts was 8% of revenues at September 30, 2014, down from 11% for the same period in the prior year. A large percentage of our provision for doubtful accounts can be attributed to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that continues to affect all durable medical equipment (“DME”) providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated as out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network. This decrease during the third quarter is a result of our focus on patient collections.

Provision for doubtful accounts for the nine months ended September 30, 2014 was $4.8 million, consistent with same prior year period. The provision for doubtful accounts was 10% of revenue at September 30, 2014 compared to 11% of revenue in the same prior year period.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2014 was $0.6 million, consistent with the same prior year period. Year to date amortization as of September 30, 2014 was $1.9 million, compared to $2.0 million for the same prior year period. Amortization consistently represents 4% of revenue for the third quarter, year to date and for both prior year periods.

Selling and Marketing Expenses

During the quarter ended September 30, 2014, selling and marketing expenses were $2.5 million, an increase of $0.1 million, or 4%, compared to $2.4 million for the quarter ended September 30, 2013. Selling and marketing expenses for the nine months ended September 30, 2014 were $7.8 million compared to $7.3 million for the same prior year period, an increase of $0.5 million, or 7%. These increases were largely attributable to increased commissions based on higher revenue for the comparable periods. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2014, our General and Administrative (“G&A”) expenses were $4.9 million, which is slightly up from the $4.6 million for the quarter ended September 30, 2013. The increase in G&A expense versus the same prior year period was mainly attributed to increases in spending on IT and Pain Management initiatives of $0.2 million; write-off of pumps of $0.1 million and increases in compensation and headcount for $0.5 million offset by savings of $0.4 million in professional fees. The Company has brought some services in-house previously performed by outside contractors, including tax, legal, information technology and internal audit.

G&A expenses for the nine months ended September 30, 2014 were $14.7 million, compared to $14.6 million for the same prior year period. The slight increase in G&A expense versus the same prior year period was mainly attributed to increases in spending on IT and Pain Management for $0.5 million; a write-off of pumps of $0.3 million, severance of $0.2 million and increases in compensation and benefits, including increased headcount, of $0.9 million offset by savings of $1.2 million in professional fees and $0.4 million in stock based compensation. G&A during these periods consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock based compensation, insurance and other miscellaneous items. The Company has brought some services in-house previously performed by outside contractors, including tax, legal, information technology and internal audit.

Other Income and Expenses

During the quarter ended September 30, 2014, we recorded interest expense of $0.8 million, consistent with the same prior year period. Interest expense for the nine months ended September 30, 2014 was $2.4 million compared to $2.6 million for the nine months ended September 30, 2013. In addition, during the first quarter of 2013, we received other income of $0.3 million in proceeds when a mutual insurance company with which we maintained a policy was acquired and cash payments were disbursed to eligible members.

Income Taxes

During the quarter ended September 30, 2014, we recorded income tax expense of $0.8 million compared to a tax expense of $0.4 million during the quarter ended September 30, 2013. During the nine months ended September 30, 2014 income tax expense was $1.9 million compared to $0.3 million in the same prior year period. The increase in income tax expense was primarily due to increased profitability during the quarter and year to date period ended September 30, 2014. The effective tax rate of 45.1% this year is higher than the U.S. Federal rate of 34% primarily due to the impact state and local taxes and income tax on the Company’s Canadian operations.

Liquidity and Capital Resources

As of September 30, 2014, we had cash or cash equivalents of $1.9 million and $3.6 million of net availability under the Revolver compared to $1.1 million of cash and cash equivalents and $5.9 million of availability under the Revolver at December 31, 2013.

Cash provided by operating activities for the nine months ended September 30, 2014 was $4.2 million compared to $4.8 million for the nine months ended September 30, 2013. The decrease in cash is due to the cash flow effects of the change in accounts payable and other accruals.

Cash used in investing activities was $2.0 million for the nine months ended September 30, 2014, compared to $0.6 million for the nine months ended September 30, 2013. The increase in cash used is due to a $3.2 million increase in spending on non-pump assets, which is a direct result of a significant ongoing investment in Information Technology and the preparation of a new facility in Kansas and other warehouse sites, offset by decreases in cash used of $0.7 million related to proceeds from medical equipment sold.

Cash used in financing activities for the nine months ended September 30, 2014 was $1.5 million compared to $5.6 million for the nine months ended September 30, 2013. This change is primarily attributable to our decision to pay off multiple old capital leases in 2013, whereas, this year we have made the required principal payments on all outstanding leases.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	September 30, 2014	December 31, 2013
Revolver:
Gross Availability	$6,685	$5,900
Outstanding Draws	(2,974)	—
Letter of Credit	(161)	—

Availability on Revolver	$3,550	$5,900

Our Credit Facility is collateralized by substantially all of our assets and requires we comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of September 30, 2014, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Our availability in the future will be impacted, both negatively and positively at different times, as we deal with transitioning approximately 2,000 pumps that are nearing end of life in May 2015 with a certain manufacturer. For the nine months ended September 30, 2014, this has resulted in additional capital purchases of $1.4 million. Not all of these pumps will need to be replaced as we are focused on, and have already improved upon, increasing field utilization. As we take advantage of rebate programs offered by many manufacturers for this certain pump, additional purchases will occur, but at a discounted price. At this time, we do not believe that this transition will negatively impact our results of operations, as current rebates exceed the net book value of these pumps.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our annual report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

InfuSystem Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, a party to legal proceedings that may arise in the ordinary course of our business. Currently, there are no legal proceedings that management believes would have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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

On October 31, 2014, CMS released a final rule entitled, “End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” (“Final Rule”). The Final Rule was published in the Federal Register on November 6, 2014 and finalizes several provisions related to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) including:

•	Items and services subject to Competitive Bidding Pricing in 10 or fewer Competitive Bidding Areas (“CBAs”) will be subject to payment reductions where Single Payment Amounts (“SPAs”) will be equal to 110% of the unweighted average SPAs in those areas outside of the current CBAs. This includes the category for External Infusion Pumps and supplies.

•	Such adjustments would apply in non-CBAs for items furnished on or after January 1, 2016. CMS has adopted a 6-month phase-in of the adjustments to these payment amounts. For items and services with dates of service from January 1, 2016 through June 30, 2016, the fee schedule amounts in non-CBAs will be based on 50% of the un-adjusted fee schedule amount and 50% of the adjusted fee schedule amount. Beginning on July 1, 2016, the fully adjusted payment rates will apply.

Based on the current mix of revenues and current fee schedules, we estimate that this new rule could reduce revenues in the range of $1 million to $2 million in 2016 and $2 million to $3 million in 2017. Certain factors such as revenue mix, commercial and Medicaid contracts tied to SPAs, and other potential factors, could impact these estimates.

Our business may be adversely impacted by the sequestration signed into law in the United States.

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, the Company was impacted by the sequestration order, which effects Medicare payments and which has reduced our quarterly revenue by less than $0.2 million since that date. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue through March 31, 2015. The Company also believes that the cuts will likely be extended through the end of 2015. The President’s proposed full year 2015 federal budget would use federal savings and revenues to replace sequestration of Medicare from 2015 through 2024. In that proposed federal budget, there does not appear to be any proposed rate reductions impacting our services.

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

We have been notified by a pump manufacturer, that effective May 2015, the pump manufacturer will no longer provide a particular pump or related supplies. In addition, any support relating to these pumps and supplies will not be provided beyond this end of life date. We currently have approximately 2,000 of these particular pumps in stock and in service being utilized by our customers. Currently, the industry is offering rebates and repurchasing programs on these pumps, some of which we have already begun accepting. Our current average net book value of these pumps is less than the rebates being offered by the industry. If the industry were to abolish the rebate or repurchasing programs in regards to these pumps, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The impact of United States health care reform legislation on our business remains uncertain.

In 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to reform the U.S. health care system. The ACA is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time, resulting in sweeping changes to the existing U.S. system for the delivery and financing of health care. We believe some patients moved from employer-sponsored commercial insurance coverage in 2013 to the Individual Federal Marketplace Health Maintenance Organization (“HMO”) products in 2014, some of which are non-contracted and reducing revenue. In addition, many previously uninsured Americans in 2013 have migrated to both the Individual Insurance Marketplace and expanded Medicaid HMO programs. Some of the Medicaid HMO’s are non-contracted. Although this previously uninsured population may now be accessing healthcare services with this new coverage, the new volume is being reimbursed at a lower payment rate, which in effect reduces our overall payment rate. Accordingly, while we believe the ACA has had a negative impact on our overall payment rate, it is too early to fully predict its impact on our business in the future. We are actively pursuing the non-contracted Medicaid and Individual Insurance Marketplace HMO’s, which should help to offset the negative impact to our overall payment rate in 2014. The foregoing, including the possibility that we do not obtain new contracts with the aforementioned plans, plus future legislation could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibits

10.1*	Form of Stock Option Award Agreement pursuant to the Infusystem Holdings, Inc. Equity Plan

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 10, 2014	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)