Form 10-K
period 2014-12-31
InfuSystem Holdings, Inc
filed 2015-03-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $51,633,408. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 2, 2015 was 22,308,761.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to InfuSystem, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, InfuSystem is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend, and does not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and the following:

•	our expectations regarding financial condition or results of operations in future periods;

•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding;

•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;

•	our expectation of continued sales of products and competition for sales;

•	our expectations regarding the size and growth of the market for our products and services;

•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;

•	our ability to protect our intellectual property;

•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;

•	our ability to implement both internally and externally information technology improvements and to respond to technological changes, interruptions and security breaches;

•	our ability to hire and retain key employees;

•	our ability to acquire pumps;

•	our ability to remain in compliance with our credit facility and eventually refinance;

•	our dependence on our Medicare Supplier Number;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;

•	our dependence on a limited number of third party payors;

•	our ability to maintain relationships with health care professionals and organizations;

•	our ability to maintain controls and processes over billing and collecting and the adequacy of our allowance for doubtful accounts;

•	our ability to comply with changing health care regulations;

•	sequestration;

•	litigation in which we may be involved from time to time;

•	defective products manufactured by third-party suppliers;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition;

•	dependence upon our suppliers; and

•	general economic uncertainty.

These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

PART I

Item 1.	Business.

Background

InfuSystem Holdings, Inc. (“InfuSystem”) is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem USA, Inc., a Delaware corporation, InfuSystem, Inc., a California corporation, First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware limited liability company.

Business Concept and Strategy

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas and Ontario, Canada. InfuSystem Inc. is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical is ISO certified.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps.

In addition, we sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the small-hospital market.

We purchase new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

One aspect of our business strategy is to expand into treatment of other cancers. In 2014, our Oncology Business approximated 72% of our total revenues. We currently generate approximately 23% of our total revenue from treatments for disease states other than colorectal cancer which comprises 49% of revenue. There are a number of approved treatment regimens for pancreatic, head and neck, esophageal, other cancers, and other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities, pump resources and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. One of these is providing our ambulatory pumps, products, and services in the area of post-surgical peripheral nerve block. With regard to acquisitions, we believe there are opportunities to acquire smaller, regional competitors, in whole or part that perform similar services to us but do not have the national market access, network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new information technology based services.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third party payor contracts, which currently number over 270; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long standing relationship as a provider of pumps to outpatient oncology practices in the U.S.; (iv) established national presence with Affordable Care Organizations (“ACOs”); (v) our pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and more patients than a new market entrant; (vi) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vii) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenue payment rate but result in an overall increase in collected revenue, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on collected revenue.

In the midst of changes in the healthcare arena, we believe that focusing on internal operational efficiencies, increasing our product and services offerings, enhancing our technology offerings to the patients and providers of care, improving liquidity, investigating synergistic acquisitions, and strengthening the balance sheet by keeping debt levels comparable to our operations will support the Company’s overall business strategy discussed above.

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

Services

Our core service is our Oncology Business. After providing ambulatory pumps to oncology offices, infusion clinics and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payors and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transport, or in our facilities for cleaning, calibration and storage as reserves for increased demand.

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payors, which include Medicare, Medicaid, third party payor companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill payors and directly bill patients for copays and deductibles, for the use of the pump and related disposable supplies. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate paperwork (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to bill the payors. We do provide assistance to those that cannot afford our pumps via a program called InfuAssistTM — a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Madison Heights, Michigan location.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payors.

•

We provide patients with 24-hour by 7 days a week (“24x7”) service and support. We employ oncology, pain, and intravenous certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

•

Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our service also allows the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.

•

We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means — reducing the required effort on the employees of the physician offices.

•	We believe our services are attractive to payors because they are generally less expensive than hospitalization or home care.

Other services we offer include the rental, sale or leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2014, we have a rental fleet of pole mounted and ambulatory pumps with a historical cost of $43.2 million — up from $37.3 million from the end of 2013, representing approximately 70 makes and models of equipment which are dedicated to our rental services. These pumps are available for daily, weekly, monthly or annual rental periods. As of December 31, 2014, we had a fleet of new and used pole mounted and ambulatory pumps with a historical cost of $2.3 million compared to $3.7 million as of the end of 2013 for sale or lease. This decrease came as a result of an opportunistic sale of a type of pole mounted pumps in early 2014.

In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair Centers of Excellence from all of our locations across the United States and Canada and employ a staff of highly trained technicians to provide these services. Our main Center of Excellence for service is our Lenexa, Kansas facility.

We also offer electronic ambulatory infusion pumps for post-operative pain management using our pumps along with a numbing agent and a continuous nerve block catheter – continuous peripheral nerve block (“CPNB”). Using CPNB for the management of post-operative pain, which usually lasts two three days after surgery, can result in reduced pain for the patient, increased satisfaction scores for the surgical center or hospital, and reduced need for post-operative medication.

Information Technology

The Company’s first Chief Information Officer was hired in 2013 to transform, including the hiring of additional headcount, specifically network specialists and multi-platform software developers to assist in developing and managing the Company’s Information Technology (“IT”) department and those efforts began to be implemented in 2014. Beginning in 2013, IT refocused on not only supporting our internal IT needs but also in supporting electronic medical record technology (“EMR”) to be used by medical facilities using the Company’s infusion pumps and services. This focus has enabled current billing information to be transferred to the Company from these facilities electronically and automatically, bypassing the current paper methods of mail, email, and/or facsimile. We expect that this new focus will strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company. Our continued focus on IT efforts have resulted in the following new products:

EMR data integration platform for paperless delivery of the appropriate information for InfuSystem to bill:

•	Eliminates all paper,

•	Provides an enhanced visibility as result of reporting,

•	Reduces risk of error,

•	Automates treatment logs, pump assignments and tracking,

•	Provides a scanner for easy pumps assignment to patients, and

•	Removes interruptions from physician practices daily schedules, and standardizes data flow for clinics and hospitals with multiple locations

Pump Fleet Lifecycle Management Portal is an interface for customers to keep their pump fleets right-sized and in good condition by:

•	Scheduling service,

•	Requesting an Returned Goods Authorization,

•	Approving price quotes,

•	Printing shipping labels,

•	Recertifying pumps annually,

•	Accessing pump service history, and

•	Ordering rental pumps.

In 2014 and 2013, the Company capitalized in excess of $3.3 million and $1.0 million, respectively, into IT, with specific focus on EMR, other internal operational efficiencies and new products and support.

Relationships with Physician Offices

We have business relationships with clinical oncologists in excess of 1,500 outpatient oncology clinics. Though this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are consolidating — similar to healthcare practices in general. So far, we have gained more practices than we have lost due to consolidation. We expect this trend to continue in the near future.

Employees

As of December 31, 2014, we had 246 employees, including 222 full-time employees and 24 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic ambulatory pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC. We have supply agreements in place with these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

Seasonality

Our business rental activity is not subject to seasonality. Revenue from this activity, net of bad debt, may be seasonal due to the impact of co-pays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by the recent changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. Furthermore, as the Company’s liquidity has improved, opportunistic pump purchases are made from time to time. These opportunistic pump purchases also allow for opportunistic pump sales, which could be material. The timing of such purchases and sales vary within the course of a year.

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

We currently have contracts with more than 270 third party payor plans. Material terms of contracts with third party payor organizations are typically a set fee or rate, or discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor do not wish to renew. Our largest contracted payor is Medicare, which accounted for approximately 30% and 31% of our gross billings from our Oncology Business for 2014 and 2013 or approximately 19% and 20% of our total 2014 and 2013 revenue. Our contracts with our next largest contracted payor, comprised of multiple members of one national association, in the aggregate accounted for approximately 18% and 17% of our gross billings for our Oncology Business for 2014 and 2013, or approximately 12% and 14%, of our total revenues for 2014 and 2013. We also contract with various other third party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than Medicare, no other single payor represents more than 6% of third-party payor gross revenue.

On August 16, 2012, CMS announced the timetable for Competitive Bidding Round 1 Recompete (“RD1RC”), which includes a new product category for external infusion pumps and supplies affecting nine Metropolitan Statistical Areas (“MSAs”). We submitted our bid in December 2012. On October 3, 2013, the Company announced that it had received offers to provide external infusion pumps and supplies in all nine of the MSAs put out to bid by CMS in RD1RC. Since that date, the Company has entered into contracts with CMS for these respective MSAs effective January 1, 2014. The impact of the reduced contract price from the current rates in these nine MSAs approximates $250,000 annually based on current volume in those respective MSAs. Further rounds of competitive bidding have been announced since then but the category for External Infusion Pumps and supplies — our products and services — have not been included beyond RD1RC.

By 2016, CMS is scheduled to fully implement some form of competitive bidding. This has not been clearly stated in the form of exact reimbursement rates in specific areas, MSA’s, nor zip codes. However on October 31, 2014, CMS released a final rule entitled, “End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” (“Final Rule”).

This Final Rule was published in its entirety in the Federal Register on November 6, 2014 and finalizes several provisions related to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) including:

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

dates of service from January 1, 2016 through June 30, 2016, the fee schedule amounts in non-CBAs will be based on 50 percent of the un-adjusted fee schedule amount and 50 percent of the adjusted fee schedule amount. Beginning on July 1, 2016, the fully adjusted payment rates will apply.

Based on the current mix and billing levels of revenues and current fee schedules, we estimate in interpreting this new rule that our revenues could be reduced by up to approximately $2 million in 2016 and approximately $3 million in 2017. The Company believes that its focus on improving its commercial contracts, revenues from new products and services, improvements in IT, and other operational improvements could potentially offset these reductions. Certain factors such as revenue mix, competitive responses, commercial and Medicaid contracts tied to SPAs, and other potential factors, could impact these estimates.

The real impact of “CMS Final Rule” in 2016 and 2017 is not specifically identifiable, not certain with regard to its timing, and could, among many factors, negatively impact the Company’s market share, negatively impact business with the Company’s customers and other payors and significantly reduce revenue, earnings and cash flow beyond what is mentioned above.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with Supplier Standards established by CMS regulating Medicare suppliers of DMEPOS. The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization, and (x) meet certain specified surety bond requirements.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which are designed to protect the security and confidentiality of certain patient health information. Under HIPAA, we must provide patients access to certain records and must notify patients of our use of personal medical information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009.We are subject to regulation in the various states in which we operate. We believe we are in compliance with all such regulation.

The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the U.S., comprehensive programs are under consideration that seek to, among other things, increase access to health care for the uninsured and control the escalation of health care expenditures within the economy. In 2010, federal legislation to reform the United States health care system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We believe the new law has impacted and will continue to impact various aspects of our business operations, including payor mix as our Medicaid and patient pay percentages increased in 2014 over 2013. However, it is unclear how the new law will further impact reimbursement rates.

In addition, the new law that was implemented in 2013 imposes a 2.3% excise tax on medical devices that applies to sales within the United States of a majority of our pump products that we purchase. This new law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applies directly to new pumps that we purchase from manufacturers. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. Future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

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

Furthermore, on July 15, 2014, CMS announced plans to recompete the supplier contracts awarded in Round 2 for DMEPOS CBP. CMS is required by law to recompete contracts under the DMEPOS CBP at least once every three years. The Round 2 contract period for all product categories expires on June 30, 2016. Some product categories from RD1RC were added to this round. External infusion pumps and supplies category, which includes continuous infusion equipment and supplies that we provide to CMS patients, that were part of RD1RC, were not added to Round 2 Recompete. There is no assurance that this exclusion will remain in the future.

On October 31, 2014, CMS released a final rule entitled, “End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” (“Final Rule”). The Final Rule was published in the Federal Register on November 6, 2014 and finalizes several provisions related to DMEPOS including:

•

Items and services subject to Competitive Bidding Pricing in 10 or fewer CBAs will be subject to payment reductions where SPAs will be equal to 110% of the unweighted average SPAs in those areas outside of the current CBAs. This includes the category for External Infusion Pumps and supplies.

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

Based on the current mix of revenues and current fee schedules, we estimate that this new rule could reduce revenues by up to approximately $2 million in 2016 and $3 million in 2017. Certain factors such as revenue mix, commercial and Medicaid contracts tied to SPAs, and other potential factors, could impact these estimates.

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

Changes in the health care reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Such changes may be impacted by the growth in Accountable Care Organizations, reduction of providers by payors, the use of lower costs rental networks and other factors. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the health care reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home health care and other companies that use our services, may adversely affect our ability to market our services profitably.

Overall, such dependency and potential changes could adversely affect our financial condition, results of operations and cash flows.

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and also Recent Events in Our Business.

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

Our business has and may continue to be adversely impacted by the U.S. federal government’s sequestration.

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which effects Medicare payments and which has reduced our quarterly revenue by less than $0.2 million since that date. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue through March 31, 2015. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

A substantial portion of our contracted payor revenue has been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 30% and 31% of our gross billings from our Oncology Business for 2014 and 2013 or approximately 19% and 20% of our total 2014 and 2013 revenue. Our contracts with our next largest contracted payor, comprised of multiple members of one national association, in the aggregate accounted for approximately 18% and 17% of our gross billings for our Oncology Business for 2014 and 2013, or approximately 12% and 14%, of our total revenues for 2014 and 2013. We also contract with various other third party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than Medicare, no other single payor represents more than 6% of third-party payor gross revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

On October 14, 2012, a major group of third party payors revised their claim processing guidelines that affected all DME providers. Prior to the change, DME providers were allowed to submit claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s national association selected us as a preferred provider, which will help us in securing contracts in areas currently out-of-network.

Our billing process is dependent on meeting payor claims processing guidelines which are subject to change at the discretion of the payors. Such changes would materially impact our ability to bill and the timing of such billings, which could materially impact our revenue, bad debt, and cash flow.

The continued consolidation of physician practices, outpatient infusion clinics, oncology clinics, homecare providers and hospitals increases the concentration of decision makers whom either choose to use our ambulatory electronic pumps within our Oncology Business or directly rent, lease or purchase pumps or supplies directly from us.

While we make every effort to benefit from such concentration, such concentration could adversely affect our financial condition, results of operations and cash flows.

Increased focus on early detection and diagnostics may adversely affect our business.

An increased focus on lowering health care spending via improved diagnostic testing (i.e., defensive medicine) and patient monitoring could negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer (i.e., colorectal). As a result of rising health care costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have an adverse impact on our financial condition, results of operations and cash flows.

If future clinical studies demonstrate that oral medications or other therapies that do not use our electronic ambulatory pumps are at least as effective as continuous infusion therapy, our business could be adversely affected.

Numerous clinical trials are currently ongoing, evaluating and comparing the therapeutic benefits of current continuous infusion-based regimens with various oral medication regimens. If these clinical trials demonstrate that oral medications provide equal or greater therapeutic benefits and/or demonstrate reduced side effects compared to prior oral medication regimens, our revenues and overall business could be materially and adversely affected. Additionally, if new oral medications or other therapies that do not utilize our ambulatory electronic pumps are introduced to the market that are superior to existing oral therapies, physicians’ willingness to prescribe continuous infusion-based regimens could decline, which would adversely affect our financial condition, results of operations and cash flows.

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

The CMS requires that all DME providers must be accredited by a CMS approved accreditation organization. On February 17, 2009, we initially received accreditation from the Community Health Accreditation Program (“CHAP”), and we remained accredited to date. If we lost our accredited status, our financial condition, revenues and results of operations would be materially and adversely affected.

Our success is impacted by the availability of the chemotherapy drugs that are used in our continuous infusion pump systems.

We primarily derive our revenue from the rental of ambulatory infusion pumps to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the continuous infusion pump system, which has occurred in the past, could have a material effect on our financial condition, results of operations and cash flows.

The impact of United States health care reform legislation on us remains uncertain.

In 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted to reform the U.S. health care system. Pursuant to the ACA, we believe some patients moved from employer-sponsored commercial insurance coverage in 2013 to the Individual Federal Marketplace Health Maintenance Organization (“HMO”) products in 2014, some of which are non-contracted, which effectively reduces our revenue. In addition, many previously uninsured Americans in 2013 have migrated to both the Individual Insurance Marketplace and expanded Medicaid HMO programs. Although this previously uninsured population may now be accessing healthcare services with this new coverage, the new volume is being reimbursed at a lower payment rate. Accordingly, while we believe the ACA has had a negative impact on our overall payment rate, it is too early to fully predict its impact on our business in the future. The company is actively pursuing contracts with the Individual Insurance Marketplace HMO’s and expanded Medicaid HMO programs to help offset the negative impact to our overall payment rate in 2014.

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payors. These payment models do not replace the current fee-for-service models nor replace current payor contracts, but rather provide additional financial incentives to certain ‘accountable’ providers to improve quality and lower cost. The implications for the Company will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payors. These provider networks include Accountable Care Organizations, Patient-Centered Primary Care Medical Homes, Specialty Medical Homes, networks accepting bundled payment programs, and other ‘performance’ networks that contract with CMS and commercial payors under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our DME services and (ii) whether our services are seen as part of a care delivery model that delivers higher value — higher quality at a lower cost.

The failure to perform under the aforementioned risks plus future legislation could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic ambulatory infusion pumps which are supplied to us by three major suppliers: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC. The loss or disruption of our relationships with outside vendors, including pump, parts, or supply recall or pump end of life announcements, could subject us to substantial delays in the delivery or service of pumps to customers. Significant delays in the delivery or service of pumps could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition, results of operations and cash flows.

We have been notified by a pump manufacturer, that effective May 2015, the pump manufacturer will no longer provide a particular pump model or related supplies. In addition, any support relating to these pumps and supplies will not be provided beyond this end of life date. We currently have approximately 2,000 of these particular pumps in stock and in service being utilized by our customers. Currently, the industry is offering rebates and repurchasing programs on these pumps, some of which we have already begun accepting. Our current average net book value of these pumps is less than the rebates being offered by the industry. If the industry were to abolish the rebate or repurchasing programs in regards to these pumps, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.

If we are unsuccessful in our efforts to implement and support information technology improvements or respond to technological changes, our growth, prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality and features of our technology solutions and services. We have implemented a service to support EMR technology with some of our outpatient infusion practices that enables billing information to be transferred between us and medical facilities electronically and automatically, thus eliminating the current use of mail, email and/or faxes. We have also implemented a web portal that supports our rental and service customers. If these efforts cease to be successful, our reputation and ability to attract and retain customers and contributors will be adversely affected. Furthermore, we are likely to incur expenses in connection with continuously updating and improving our technology infrastructure and services. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We may face significant delays in introducing new services, products and enhancements.

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

All of these factors could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Technological interruptions or the efficiency of our website and technology solutions would damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, security, reliability and availability of our network infrastructure are critical to our reputation, our ability to attract and retain customers and our ability to maintain adequate customer service levels. Any system interruptions, outside intrusions, or security breaches could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors or data corruption. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption of our services. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenue. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

All of these factors could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Our third-party payor contracts do not guarantee annual inflationary increases, typical of the DME payor contracting environment. Contracted reimbursement rates are either subject to increases or decreases in CMS program rates or if not indexed to government rates, are frozen until those payors contracts are reopened and renegotiated. While we monitor reimbursement levels to identify specific payor reimbursement rates that have eroded and renegotiate such rates, we may not be able to maintain or improve overall reimbursement levels, thereby compromising the adequacy of the predicted allowance for doubtful accounts.

The enactment of the ACA is likely to result in reduced reimbursements or delayed payments by the Federal and state government health care coverage programs, including Medicare and Medicaid and other Federal or state assistance plans in which we participate. We may also face reduced reimbursements from private third party payors. As a result, our customers may be unable to make timely payments to us. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances for doubtful accounts it could negatively impact our financial condition, results of operations and cash flows.

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

Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, may affect our operations. Natural catastrophes may have a detrimental effect on our gross billings, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business is materially and adversely affected.

The industry in which we operate is intensely competitive and ever-changing. If we are unable to successfully compete with our competitors, our business operations may suffer.

The drug infusion industry is highly competitive. Some of our competitors and potential competitors, including some of the practices that we service, have significantly greater resources than we do for information technology, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our services may be superior. The industry is subject to technological changes and such changes may put our current fleet of pumps, smart pump licensing, our information technology solutions or our other technological-based solutions at a competitive disadvantage. Furthermore, the healthcare industry, in general, is experiencing market consolidation, reducing the number of decision makers. If we are unable to effectively compete in our market, our financial condition, results of operations and cash flows may materially suffer.

Our industry is dependent on regulatory guidelines that affect our billing practices. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 270 additional insurance plans, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by a health care practitioner or patient, we may be subject to liability that could adversely affect our financial condition and results of operations.

Although we do not manufacture the pumps that we distribute, a defect in the design or manufacture of a pump distributed or serviced by us, or a failure of pumps distributed by us to perform for the use specified, could have a material effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of the pumps distributed by us by a practitioner or patient that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material effect on our financial condition, results of operations and cash flows. Furthermore, any impairment of our reputation could have a material effect on our revenues and prospects for future business.

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

If we fail to comply with applicable governmental or accrediting bodies regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Certain federal, state health care, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights are applicable to our business. The laws that affect our ability to operate include:

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

If our operations are found to be in violation of any of the laws described above or any other regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Covenants in our current and any future debt agreement restrict our business.

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

While the global economy is improving, there are still uncertainties surrounding the strength of the recovery that may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be adversely affected.

RISK FACTORS RELATING SPECIFICALLY TO OUR COMMON STOCK

The market price of our common stock has been, and is likely to remain, volatile, subject to low trading volume and may decline in value.

The market price of our common stock has been and may continue to be volatile. Market prices for securities of health care services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our common stock:

•	Announcements of technological innovations, new products, or clinical studies by others;

•	Government regulation;

•	Changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	Announcements regarding new products or services or strategic alliances or acquisitions;

•	Developments in patent or other proprietary rights;

•	The liquidity of the market for our common stock;

•	News of other healthcare events or announcements;

•	Changes in health care policies in the United States or globally;

•	Global financial conditions; and

•	Comments by securities analysts and general market conditions.

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

Restricted stock and the exercise of stock options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of shares of restricted stock and outstanding options to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding options, holders of those securities may be likely to exercise their options and sell the common stock acquired upon exercise in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution in their relative percentage ownership.

As of December 31, 2014, options to purchase 1.9 million shares of common stock were outstanding, at a weighted average exercise price of $2.35 per share, of which 0.7 million were exercisable at a weighted average exercise price of $2.14 per share. In addition, restricted stock of 0.3 million shares, with a weighted average grant date fair value of $1.78 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change

If an ownership change occurs — either via a major transaction or a series of trades where a substantial percentage of our ownership changes and, not necessarily a majority, we may be limited in our ability to use our deferred tax assets and may be required to record a valuation allowance against such assets.

During the fourth quarter of 2014, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code), and as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change since December 31, 2010. The Company has undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). The Company federal net operating loss carryforwards of approximately $15.3 million will begin to expire in various years beginning in 2015.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country
Madison Heights	Michigan
Lenexa	Kansas
League City	Texas
Houston	Texas
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. We have insurance policies covering potential losses where such coverage is cost effective. We are not at this time involved in any legal proceedings that we believe could have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, respectively, as reported on the NYSE-MKT. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Quarter ended	High	Low
December 31, 2014	$4.50	$2.56
September 30, 2014	$3.25	$2.60
June 30, 2014	$2.99	$2.56
March 31, 2014	$3.05	$2.06
December 31, 2013	$2.30	$1.28
September 30, 2013	$1.85	$1.27
June 30, 2013	$1.80	$1.34
March 31, 2013	$1.89	$1.51

Holders of Common Equity

As of February 28, 2015, we had approximately 400 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

Dividends

We have not paid any dividends on our common stock in the two most recent fiscal years. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. Under the terms of our Credit Facility, we are limited in our ability to pay dividends. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Common Share Repurchase Program

Stock repurchases may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deem to be appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, financing and regulatory requirements, as well as other market conditions. The program does not require us to repurchase any specific number of shares or to complete the program within a specific period of time.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (3)
Equity compensation plans approved by security holders (1)	1,351	1,470
Equity compensation plans not approved by security holders (2)	800	—

Total	2,181	1,470

(1)	This amount includes 0.3 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 1.1 million shares of common stock issuable upon the exercise of vested stock option awards.
(2)	We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the thirty-six months thereafter, (iii) the options will expire on the tenth anniversary of their grant date, and (iv) in the event our CEO is involuntarily terminated by the us without cause, the vesting of the options that would have otherwise vested in the twelve months following the date of termination will accelerate and become exercisable. The vesting of our CEO’s options may be accelerated by the Compensation Committee, in its sole discretion. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three (3) anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated (x) by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and (y) otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2.0 million shares authorized as part of our 2014 Annual Shareholder Meeting held in May 2014 less 0.5 million shares that were made available to certain employees, directors and others.

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

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas and Ontario, Canada. InfuSystem Inc. is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical is ISO certified.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states. Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps.

In addition, we sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the small-hospital market.

We purchase new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenue payment rate but result in an overall increase in collected revenue, as shown by a reduction in bad debt expense. So we are focused on collected revenue more so than billed revenue.

In the midst of changes in the healthcare arena, we believe that focusing on internal operational efficiencies, increasing our product and services offerings, enhancing our technology offerings to the patients and providers of care, improving liquidity, investigating synergistic acquisitions, and strengthening the balance sheet by right-sizing debt levels compared to our operations will support the our overall business strategy.

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and also Recent Events in Our Business.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2014 compared to the Year ended December 31, 2013

Revenues

Net Revenues — Revenue for the fiscal year ended December 31, 2014 were $66.5 million, which represents a 7% increase over the prior year’s $62.3 million, primarily due to continued growth in rentals and strong growth in sales, as further discussed below.

Rentals — Increased $2.8 million, or 5%, compared to the prior year, primarily related to the addition of larger customers and increased penetration into our existing customer accounts offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors. While billings increased 9%, mix of in and out of network billings versus patient pay and pay or mix hampered the increase in revenue dollars. Such shifts have occurred, we believe, due to the ACA. We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenue payment rate but result in an overall increase in collected revenue, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on collected revenue.

Product Sales — Increased $1.5 million, or 23%, compared to the prior year, largely attributable to an opportunistic sale during the first quarter of 2014 of a particular pump at a low gross margin, which resulted in additional revenue of approximately $0.9 million. In 2014, we experienced a different trend in sales as our business experienced sales activity throughout the year in comparison to prior years where such activity was concentrated in the fourth quarter.

Gross Profit — Increased $3.7 million, or 8%, compared to the prior year, largely attributable to the increase in rental and product sales revenue during the year. Offsetting these additional revenues was the aforementioned low margin, opportunistic pump sale made during the first quarter of 2014. The increase in gross profit from 70% to 71% of revenues for the year is mainly due to decreases in costs — mainly in depreciation due to the change in depreciable lives for pumps from five to seven years — offset by the pricing pressure noted above.

During the first quarter of 2014, we reassessed the estimated useful life of certain property and equipment. As a result, the estimated useful life of our medical equipment was extended from five to seven years due to the determination that we were using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by our Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly over the years.

The change in the estimated useful life of our pump equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $1.9 million less depreciation expense due to this change in estimated useful life. As a result, cost of revenues in the current year was also $1.9 million less than the same prior year.

Provision for Doubtful Accounts — Decreased $0.8 million compared to the prior year from 10% of revenues to 9% of revenues. This provision primarily relates to rental revenues.

In 2013 and early 2014, a large percentage of the our provision for doubtful accounts is attributable to a major group of third party payors that revised their claim processing guidelines at the end of 2012 that continues to affect all durable medical equipment (“DME”) providers. Prior to the change, DME providers submitted claims to their “home plan” and the claims were processed in-network. Since the change in guidelines, DME providers are now required to submit their claims to the payor in the state where services were initiated. If the DME provider is not a participating provider with that specific payor, the claim is treated as out-of-network and the patient will incur higher costs. Therefore, we must collect a higher portion of reimbursement directly from patients, which creates an increased collection risk. This major payor’s association selected us as a preferred provider, which has helped us in securing contracts in areas currently out-of-network, which has significantly increased.

Couple this change with the impact of the ACA, we view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenue payment rate but result in an overall increase in collected revenue, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on collected revenue. This effect and the success of the collection efforts and additional headcount put in place at the beginning of the year for patient receivables has contributed to the decrease in bad debts, especially in the last quarter of 2014. Revenue less the provision for doubtful accounts or “Net Collected Revenue” was $60.7 million for 2014 compared to $55.7 million for 2013, representing an increase of 9%.

Amortization of Intangible Assets – Decreased $0.1 million compared to prior year. This slight decrease was largely attributable to the lack of completion of several information technology (“IT”), in turn postponing the related amortization.

Selling and Marketing Expenses – For the years ended December 31, 2014 and 2013, our selling and marketing expenses remained consistent at $9.7 million but had a slight drop as a percentage of revenue from 16% to 15%. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses – General and administrative expenses (“G&A”) during these years consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock based compensation, insurance and other miscellaneous items. During the year ended December 31, 2014, our G&A expenses were $20.0 million, an increase of 5% from $19.0 million for the year ended December 31, 2013. The increase in G&A expense versus the same prior year was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.7 million; a write-off of pumps of $0.4 million, severance of $0.2 million and increases in cash compensation and benefits, including increased headcount of $0.8 million offset by savings of $1.1 million in professional fees and $0.6 million in stock based compensation. We have successfully executed on our plan to bring in-house some services previously performed by outside contractors, including tax, legal, information technology and internal audit.

The following table includes additional details regarding our G&A expenses for the years ended December 31:

	2014	2013		Diff
Transition costs	$—	$429	(a)	$(429)
Strategic alternatives — legal costs	—	175	(b)	(175)

G&A — one-time costs	—	604		(604)
				—
Stock based compensation	576	1,120		(544)
G&A — other than one-time costs & stock based comp	19,412	17,249		2,163

G&A — Total	$19,988	$18,973		$1,015

(a)	These one-time costs were attributable to $0.4 million in transition costs related to the search and transition to the new CEO.
(b)	The one-time cost of $0.2 million was attributed to evaluating strategic alternatives approved by the special committee.

Other Income and Expenses – During the year ended December 31, 2014, we recorded interest expense of $3.1 million, compared to $3.5 million for the year ended December 31, 2013. This decrease was mainly attributed to lower interest rates, associated with a refinancing in the second quarter of 2014, and overall lower debt balances in 2014. In addition, during the first quarter of 2013, we received other income of $0.3 million in proceeds when a mutual insurance company with which we maintained a policy was acquired and cash payments were disbursed to eligible members.

Provision for Income Taxes – During the year ended December 31, 2014, we recorded income tax expense of $2.9 million compared to $1.0 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was 45.9%, compared to 38.2% for the year ended December 31, 2013. The increase in effective tax rate is primarily due to the prior year adjustments to our foreign (Canadian) and state income tax liability. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation – Management believes that there has been no material effect on our operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2013 through December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $0.5 million and $6.6 million of availability on our revolving line-of-credit compared to $1.1 million of cash and cash equivalents and $5.9 million of availability on our revolving line-of-credit at December 31, 2013.

Cash provided by operating activities for the year ended December 31, 2014 was $7.3 million compared to $7.5 million for the year ended December 31, 2013. The decrease was primarily attributable to the cash flow effects of the change in accounts payable and other liabilities.

Cash used in investing activities for the year ended December 31, 2014 was $2.8 million compared to $2.2 million for the year ended December 31, 2013. The increase was primarily related to an increase in capital expenditures on IT.

Cash used in financing activities for the year ended December 31, 2014 was $5.0 million compared to $6.5 million for the year ended December 31, 2013. The decrease was primarily related to fewer payments on capital leases and pay downs on our revolver and term loan this year.

Management believes the current funds, together with existing cash on hand, expected cash flows from ongoing operations and, as well as the $6.6 million available as of December 31, 2014 on the revolving credit facility described below, are sufficient to fund our current operations.

On November 30, 2012, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and Wells Fargo and funds managed by PennantPark Investment Advisers, LLC (“PennantPark”) as Lenders (the “Credit Agreement”). The Credit Agreement consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on November 30, 2016 (collectively the “Credit Facility”).

On May 19, 2014, we entered into the Second Amendment to the Credit Agreement with Wells Fargo and PennantPark. This amendment lowers both the effective floating rate and the effective fixed rate by 150 basis points each at basically zero cost to the Company. As of December 31, 2014, interest on the Credit Facility is payable at our choice of LIBOR plus 6.75% (with a LIBOR floor of 1.0%, for an effective fixed rate of 7.75%) or the Wells Fargo prime rate plus 4.75% (with a prime rate floor of 3.0%, for an effective floating rate of 8.0%). As of December 31, 2014, the effective interest rate on all outstanding borrowings was 7.9%.

On January 23, 2015, we entered into the Third Amendment to the Credit Agreement with Wells Fargo and PennantPark. This amendment increases the maximum Leverage Covenant ratio for the period ending December 31, 2014 and all subsequent periods to 2.00:1.00. Prior to this amendment, the maximum Leverage Covenant ratio for the periods ending (a) December 31, 2014 through March 31, 2015 was 1.50:1.00, (b) June 30, 2015 through September 30, 2015 was 1.25:1.00, (c) December 31, 2015 through September 30, 2016 was 1.00:1.00.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is broken down for the years ended December 31 as follows (in thousands):

	December 31,	December 31,
	2014	2013
Revolver:
Gross availability	$7,432	$5,900
Outstanding draws	(566)	—
Letter of credit	(282)	—

Availability on Revolver	$6,584	$5,900

Our Credit Facility is collateralized by substantially all of the our assets and requires that we comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2014, we were in compliance with all such covenants and expect to be in compliance for the next 12 months.

Our availability in the future will be impacted, both negatively and positively at different times, as we deal with transitioning approximately 2,000 pumps that are nearing end of life in May 2015 with a certain manufacturer. For the year ended December 31, 2014, this has resulted in additional capital purchases of $1.5 million. Not all of these pumps will need to be replaced as we are focused on, and have already improved upon, increasing field utilization. As we take advantage of rebate programs offered by many manufacturers for this certain pump, additional purchases will occur, but at a discounted price. At this time, we do not believe that this transition will negatively impact our results of operations, as current rebates exceed the net book value of these pumps.

In connection with the Credit Facility, we have the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1. The required ratio as of December 31, 2014 was 1.50:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1. The required ratio as of December 31, 2014 was 1.75:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the Credit Agreement, which was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

We occasionally enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 7.6% as of December 31, 2014.

Contractual Obligations

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

Our largest contracted payor is Medicare, which accounted for approximately 30% and 31% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2014 and 2013, respectively. Our contracts with our next largest contracted payor, in the aggregate, accounted for approximately 18% and 17% of our gross billings for ambulatory infusion pump services for the years ended December 31, 2014 and 2013, respectively. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of our ambulatory infusion pump services gross billings for 2014 and 2013.

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

We estimate the impact of uncertain income tax positions on the income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 7 in the Notes to the Consolidated Financial Statements.

Intangible Asset Valuation

We evaluate the carrying value of long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future. Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets.

We performed our annual impairment analysis in October 2014 and determined that the fair value of all indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

For more information, refer to the “Intangible Assets” discussion included in Note 5 in the Notes to the Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfuSystem Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Troy, Michigan

March 9, 2015

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$515	$1,138
Accounts receivable, less allowance for doubtful accounts of $4,739 and $4,774 at December 31, 2014 and December 31, 2013, respectively	10,300	10,697
Inventories	1,758	1,234
Other current assets	633	518
Deferred income taxes	2,252	2,296

Total Current Assets	15,458	15,883
Medical equipment held for sale or rental	2,255	3,664
Medical equipment in rental service, net of accumulated depreciation	19,814	14,438
Property & equipment, net of accumulated depreciation	2,451	872
Deferred debt issuance costs, net	1,194	1,817
Intangible assets, net	25,073	24,182
Deferred income taxes	13,756	16,300
Other assets	212	217

Total Assets	$80,213	$77,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,215	$4,736
Current portion of long-term debt	6,452	5,118
Other current liabilities	3,062	3,187

Total Current Liabilities	14,729	13,041
Long-term debt, net of current portion	19,032	21,609

Total Liabilities	33,761	34,650

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,506,420 and 22,308,730, as of December 31, 2014 and issued and outstanding 22,158,041 and 21,960,351, as of December 31, 2013, respectively.	2	2
Additional paid-in capital	90,155	89,783
Accumulated other comprehensive loss	—	—
Retained deficit	(43,705)	(47,062)

Total Stockholders’ Equity	46,452	42,723

Total Liabilities and Stockholders’ Equity	$80,213	$77,373

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2014	Year Ended December 31, 2013
Net revenues:
Rentals	$58,718	$55,962
Product sales	7,769	6,318

Net revenues	66,487	62,280
Cost of revenues:
Cost of revenues — Product, service and supply costs	12,165	11,274
Cost of revenues — Pump depreciation and loss on disposal	6,968	7,327

Gross profit	47,354	43,679

Selling, general and administrative expenses:
Provision for doubtful accounts	5,774	6,534
Amortization of intangible assets	2,516	2,618
Selling and marketing	9,745	9,658
General and administrative	19,988	18,973

Total selling, general and administrative	38,023	37,783

Operating income	9,331	5,896
Other income (expense):
Interest expense	(3,134)	(3,497)
Other income	13	301

Total other expense	(3,121)	(3,196)

Income before income taxes	6,210	2,700
Income tax expense	(2,853)	(1,031)

Net income	$3,357	$1,669

Net income per share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08
Weighted average shares outstanding:
Basic	22,154,199	21,868,379
Diluted	22,552,093	22,074,513

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value $0.0001 Amount			Shares	Amount
Balances at January 1, 2013	21,990	$2	$88,742	$(48,731)	(198)	$—	$40,013
Restricted shares issued upon vesting	223	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,120	—	—	—	1,120
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(55)	—	(79)	—	—	—	(79)
Net income	—	—	—	1,669	—	—	1,669

Balances at December 31, 2013	22,158	2	89,783	(47,062)	(198)	—	42,723
Stock based shares issued upon vesting — gross	452	—	—	—	—	—	—
Stock-based compensation expense	—	—	576	—	—	—	576
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(104)	—	(204)	—	—	—	(204)
Net income	—	—	—	3,357	—	—	3,357

Balances at December 31, 2014	22,506	$2	$90,155	$(43,705)	(198)	$—	$46,452

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
OPERATING ACTIVITIES
Net income	$3,357	$1,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,774	6,534
Depreciation	3,626	5,415
Loss/(gain) on disposal of medical equipment	281	(47)
Gain on sale of medical equipment	(2,179)	(2,027)
Amortization of intangible assets	2,516	2,618
Amortization of deferred debt issuance costs	623	620
Stock-based compensation expense	576	1,120
Deferred income tax expense	2,588	1,180
Changes in Assets — (Increase)/Decrease:
Accounts receivable	(5,377)	(8,720)
Inventories	(524)	105
Other current assets	(115)	166
Other assets	140	(92)
Changes in Liabilities — Increase/(Decrease):
Accounts payable and other liabilities	(4,031)	(1,078)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,255	7,463

INVESTING ACTIVITIES
Purchases of medical equipment and property	(6,162)	(4,723)
Purchases of intangible assets	(3,543)	(1,239)
Proceeds from sale of medical equipment and property	6,867	3,800

NET CASH USED IN INVESTING ACTIVITIES	(2,838)	(2,162)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(66,689)	(4,504)
Cash proceeds from bank loans and revolving credit facility	61,853	36,166
Payments on revolving credit facility	—	(38,072)
Common stock repurchased to satisfy taxes on stock based compensation	(204)	(79)

NET CASH USED IN FINANCING ACTIVITIES	(5,040)	(6,489)

Net change in cash and cash equivalents	(623)	(1,188)
Cash and cash equivalents, beginning of year	1,138	2,326

Cash and cash equivalents, end of year	$515	$1,138

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2014	2013
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,351	$2,668
Cash paid for income taxes	$298	$549
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$937	$266
Medical equipment acquired pursuant to a capital lease	$3,596	$2,541

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2014 and 2013, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”), are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas and Ontario, Canada. InfuSystem Inc. is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical, Inc., which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic ambulatory pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc.; Hospira Worldwide, Inc.; and WalkMed Infusion, LLC. We have supply agreements in place with these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

Segments

The Company operates in one reportable segment based on management’s view of its business for purposes of evaluating performance and making operating decisions.

The Company utilizes shared services including but not limited to, human resources, payroll, finance, sales, pump repair and maintenance services, as well as certain shared assets and sales, general and administrative costs. The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base, utilizing a functional management structure and shared services where possible. Based upon this business model, the chief operating decision maker only reviews consolidated financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, which includes contractual adjustments, accounts receivable and allowance for doubtful accounts, sales return allowances, inventory reserves, long lived assets, intangible assets and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2014	$4,774	$5,774	$(5,809)	$4,739
Allowance for doubtful accounts — 2013	$3,136	$6,534	$(4,896)	$4,774

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventories

Our inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million and $0.2 million, respectively, as of December 31, 2014 and 2013.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate ME held for sale or rent. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving ME held for sale or rent and records a reserve based on estimated obsolescence, which was $0.1 million as of both December 31, 2014 and 2013.

During the first quarter of 2014, the Company reassessed the estimated useful life of certain of its property and equipment. As a result, the estimated useful life of the Company’s ME was extended from five to seven years due to the determination that the Company was using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by the Company’s Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly since that acquisition.

The change in the estimated useful lives of the Company’s ME was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2014. The change in estimated useful lives resulted in $1.9 million less depreciation expense for the year ended December 31, 2014 than otherwise would have been recorded. After-tax, net income would have been lower by $1.1 million for the year ended December 31, 2014 if this change in estimate had not been made. The impact to basic and diluted income per share due to this change in estimate would have been $0.05 per share for the year ended December 31, 2014.

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

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The physician and customer relationships and non-compete agreements arose primarily from the acquisitions of InfuSystem and First Biomedical in 2010. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which is fifteen years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. These relationships are expected, on average, to have a fifteen year useful life, based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis over five years and software is amortized on a straight-line basis over three years. Trade names are not amortized.

Management tests trade names for impairment annually or as often as deemed necessary. The Company performed its annual impairment analysis as of October 2014 and determined that the fair value of the trade names was greater than their carrying value, resulting in no impairment.

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

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that the estimates will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on the Company’s results of operations and cash flows.

The Company’s largest contracted payor is Medicare, which accounted for approximately 30% and 31%, respectively, of its gross billings for ambulatory infusion pump services for the years ended December 31, 2014 and 2013, respectively. The contracts with the Company’s next largest contracted payor, in the aggregate, accounted for approximately 18% and 17% of its gross billings for ambulatory infusion pump services for the years ended December 31, 2014 and 2013, respectively. The Company also has contracts with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounts for greater than approximately 7% of the Company’s ambulatory infusion pump services gross billings in 2014 and 2013.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2014 and 2013 relate to the Company’s current Credit Facility with Wells Fargo. The Company classified the costs related to these agreements as non-current assets and amortizes them using the interest method through the maturity date of the underlying debt.

Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share additionally assumes the issuance of potentially dilutive shares of common stock during the periods. The following table reconciles the numerators and denominators of basic and diluted income per share computations for the years ended December 31:

	2014	2013
Numerator:
Net income (in thousands)	$3,357	$1,669
Denominator:
Weighted average common shares outstanding:
Basic	22,154,199	21,868,379
Dilutive effect of restricted shares, options and non-vested share awards	397,894	206,134

Diluted	22,552,093	22,074,513
Net income per share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08

For the year ended December 31, 2014 and 2013, 0.1 million and 1.4 million, respectively, of stock options were not included in the calculation for the years ended December 31, 2014 and 2013, because they would have an anti-dilutive effect.

3.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2014	2013
Medical Equipment held for sale or rental	$2,255	$3,664
Medical Equipment in rental service	43,246	37,253
Medical Equipment in rental service — pump reserve	(121)	(87)
Accumulated depreciation	(23,311)	(22,728)

Medical Equipment in rental service — net	19,814	14,438

Total	$22,069	$18,102

Included in ME in rental service above are $6.9 million and $3.4 million, as of December 31, 2014 and 2013, respectively, of pumps obtained under various capital leases. Included in accumulated depreciation above are $1.3 million and $0.6 million, as of December 31, 2014 and 2013, respectively, associated with the same capital leases. Under the terms of all such capital leases, the Company does not presently hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full.

Depreciation expense for the years ended December 31, 2014 and 2013 was $3.3 million and $5.1 million, respectively, which were recorded in cost of revenues — pump depreciation and loss on disposal.

As of December 31, 2014 and 2013, ME held for sale or rental contained approximately $0.0 million and $1.0 million, respectively, of pre-owned equipment received from a financial institution with such equipment coming off lease. In June 2014, the Company purchased all remaining pre-owned equipment from the financial institution for $0.6 million. Under the Company’s prior arrangement with the financial institution, the Company did not pay for the equipment until it was sold. The liability for this equipment was shown in other current liabilities for a similar amount. The Company assumed risk of loss and accounts for the disposition of such equipment as a sale.

4.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2014	2013
Furniture, fixtures, and equipment	$4,361	$2,664
Accumulated depreciation	(1,910)	(1,792)

Total	$2,451	$872

Depreciation expense for each of the years ended December 31, 2014 and 2013 was $0.3 million and was recorded in general and administrative expenses.

5.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,111
Non-compete agreements	848	778	70
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,940	$25,073

	2013
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	12,564	20,301
Non-compete agreements	848	621	227
Software	2,907	1,253	1,654

Total nonamortizable and amortizable intangible assets	$38,620	$14,438	$24,182

The weighted average remaining lives of physician and customer relationships, non-compete agreements and software are 8-years, less than one year and 3-years, respectively, as of December 31, 2014.

Amortization expense for intangible assets for the years ended December 31, 2014 and 2013 was $2.5 million and $2.6 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31 are as follows (in thousands):

Amortization expense	$2,910	$3,798	$3,763	$3,254	$2,191	$7,157

6.	Debt

On November 30, 2012, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and Wells Fargo and funds managed by PennantPark Investment Advisers, LLC (“PennantPark”) as Lenders (the “Credit Agreement”). The Credit Agreement consists of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on November 30, 2016 (collectively the “Credit Facility”).

On May 19, 2014, the Company entered into the Second Amendment to the Credit Agreement with Wells Fargo and PennantPark. This amendment lowers both the effective floating rate and the effective fixed rate by 150 basis points each. As of December 31, 2014, interest on the Credit Facility is payable at the Company’s choice of LIBOR plus 6.75% (with a LIBOR floor of 1.0%, for an effective fixed rate of 7.75%) or the Wells Fargo prime rate plus 4.75% (with a prime rate floor of 3.0%, for an effective floating rate of 8.0%). As of December 31, 2014, the effective interest rate on all outstanding borrowings was 7.9%.

On January 23, 2015, the Company entered into the Third Amendment to the Credit Agreement with Wells Fargo and PennantPark. This amendment increases the maximum Leverage Covenant ratio for the period ending December 31, 2014 and all subsequent periods to 2.00:1.00. Prior this amendment, the maximum Leverage Covenant ratio for the periods ending (a) December 31, 2014 through March 31, 2015 was 1.50:1.00, (b) June 30, 2015 through September 30, 2015 was 1.25:1.00, (c) December 31, 2015 through September 30, 2016 was 1.00:1.00.

The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is computed as of December 31 as follows (in thousands):

	2014	2013
Gross availability	$7,432	$5,900
Outstanding draws	(566)	—
Letter of credit	(282)	—

Availability on Revolver	$6,584	$5,900

The Credit Facility is collateralized by substantially all of the Company’s assets and requires the Company to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and an annual limit on capital expenditures, including capital leases. As of December 31, 2014, the Company was in compliance with all such covenants and expects to be in compliance over the next 12 months.

In connection with the Credit Facility, the Company has the following covenant obligations for the duration of the facility:

a)	The fixed charge coverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and has a minimum ratio at that time of 1.25:1. The required ratio varies quarterly for the remainder of the facility duration, from 1.25:1 to 2.00:1. The required ratio as of December 31, 2014 was 1.50:1.

b)	The leverage ratio is calculated in accordance with the agreement governing the Credit Facility. This covenant was first required to be reported as of March 31, 2013 and had a maximum ratio at that time of 2.50:1. The required ratio varies quarterly for the remainder of the facility duration, from 2.50:1 to 1.00:1. The required ratio as of December 31, 2014 was 1.75:1.

c)	The Credit Facility includes an annual limitation on Capital Expenditures, as defined in and in accordance with the Credit Agreement, which was $1.25 million for the month ended December 31, 2012 and $5.5 million for each year ending December 31, 2013 through 2016.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into ME in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 7.6% as of December 31, 2014.

The Company had approximate future maturities of loans and capital leases as of December 31, 2014 as follows (in thousands):

	2015	2016	2017	Total
Term Loans (a)	$4,238	$15,849	$—	$20,087
Revolver	—	566	—	566
Capital Leases	2,214	1,849	768	4,831

Total	$6,452	$18,264	$768	$25,484

(a)	2015 includes an additional payment of $1.8 million due in April 2015 as required under the Credit Facility due to excess cash flow

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of December 31, 2014 and December 31, 2013 (in thousands):

December 31, 2014				December 31, 2013
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$4,238	$15,849	$20,087	Term Loans	$4,064	$19,931	$23,995
Revolver	—	566	566	Revolver	—	—	—
Capital Leases	2,214	2,617	4,831	Capital Leases	1,054	1,678	2,732

Total	$6,452	$19,032	$25,484	Total	$5,118	$21,609	$26,727

7.	Income Taxes

The following table summarizes income before income taxes for the years ended December 31 (in thousands):

	2014	2013
U.S income	$5,670	$2,281
Non-U.S. income	540	419

Income before income taxes	$6,210	$2,700

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2014	2013
U.S Federal income tax expense
Current	$(26)	$—
Deferred	(2,273)	(1,107)

Total U.S. Federal income tax expense	(2,299)	(1,107)
State and local income tax expense
Current	(68)	(3)
Deferred	(315)	(73)

Total state and local income tax expense	(383)	(76)

Foreign income tax expense (benefit)
Current	(171)	152

Total income tax expense	$(2,853)	$(1,031)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2014	2013
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	4.06%	(0.35%)
Foreign income tax	2.86%	(2.88%)
Permanent differences	2.06%	2.85%
Other adjustments	2.96%	4.58%

Effective income tax rate	45.94%	38.20%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2014	2013
Deferred Federal tax assets —
Bad debt reserves	$1,618	$1,635
Stock based compensation	383	736
Net operating loss	5,058	4,728
Accrued compensation	184	166
Alternative minimum tax credit	73	47
Inventories	44	77
Accrued rent	39	27
Goodwill and intangible assets	9,186	10,376
Other	—	44

Total deferred Federal tax assets	16,585	17,836

Deferred Federal tax liabilities —
Depreciation and asset basis differences	(2,221)	(1,199)

Total deferred Federal tax liabilities	(2,221)	(1,199)

Net deferred Federal tax assets	14,364	16,637
Net deferred state and local tax assets	1,644	1,959

Net deferred tax assets	$16,008	$18,596

The classification of net deferred income taxes as of December 31, 2014 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,252	$17,339	$19,591
Deferred tax liabilities	—	(3,583)	(3,583)

Net deferred tax assets	$2,252	$13,756	$16,008

The classification of net deferred tax assets as of December 31, 2013 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,296	$19,011	$21,307
Deferred tax liabilities	—	(2,711)	(2,711)

Net deferred income taxes	$2,296	$16,300	$18,596

As of December 31, 2014 and 2013, the Company had federal and state net operating loss carryforward remaining of approximately $15.3 million and $14.3 million, respectively. The federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2028. The state net operating losses can be used from 5 to 20 years and vary by state. The state net operating losses begin to expire in 2015, though a substantial portion expires beyond 2017, and has a remaining carryforward period of 10 years or more. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is described in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on historical performance, sufficient earnings history exists to support the realization of the deferred tax assets. This evidenced ability to generate sufficient taxable income is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

The Company had no uncertain tax position for the years ended December 31, 2014 and 2013.

The Federal income tax returns of the Company for the years 2011 through 2014 are subject to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

8.	Commitments and Contingencies

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The Company has insurance policies covering potential losses where such coverage is cost effective. The Company is not at this time involved in any legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company had approximate minimum future operating lease commitments for the years ending December 31 (in thousands):

2015	2016	2017	2018	2019	2020 and thereafter
$938	$745	$551	$567	$493	$1,297

Lease expense for the years ended December 31, 2014 and 2013 was $0.6 million and $0.7 million, respectively.

9.	Share-based Compensation

Stock award compensation expense is recognized on a graded vesting basis over the requisite service period of the award, which is the vesting term. For stock awards which vest more quickly than a straight-line basis, additional expense is taken in the early year(s) to ensure the expense is commensurate with the vesting schedule.

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options and restricted stock awards were made available to certain employees, directors and others. Stock options were granted at, or above, fair market value and generally expire in three to ten years from the grant date. Restricted stock awards were granted at the fair market value on the date of grant and generally become exercisable over a period of up to four years.

In May 2014, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”) based on shareholder approval at the Company’s 2014 Annual Shareholder Meeting. The 2014 Plan provides for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards.

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan.

As of December 31, 2014, a total of 1.5 million common shares remained available for future grant under the 2014 Plan.

During the years ended December 31, 2014 and 2013, the Company granted restricted shares and stock options under the Plan and 2014 Plan.

Restricted Shares

During the years ended December 31, 2014 and 2013, the Company granted 0.0 million and 0.2 million restricted shares, which vest over a three or four year period only if the participants remain employed by the Company through the vesting date. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity for the years ended December 31:

	Number of Shares (In thousands)	Weighted average grant date fair value
Unvested at December 31, 2012	568	$1.87
Granted	212	1.73
Vested	(168)	2.00
Vested shares forgone to satisfy minimum statutory withholding	(55)	1.82
Forfeitures	(103)	1.65

Unvested at December 31, 2013	454	1.82
Granted	—	—
Vested	(128)	1.39
Vested shares forgone to satisfy minimum statutory withholding	(66)	2.68
Forfeitures	(4)	2.03

Unvested at December 31, 2014	256	$1.78

As of December 31, 2014, there was $0.1 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2017.

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

During the year ended December 31, 2014, the Company granted 0.2 million stock options, of which 0.2 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12-months. During the year ended December 31, 2013, the Company granted 0.2 million stock options, of which 0.1 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12-months. In addition, during 2013, the Company issued 0.8 million inducement stock options outside the 2007 Plan. The following table details the various stock option and inducement stock option activity for the years ended December 31:

2007 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,375,000	$2.21	3.62	$—	(a)
Granted	245,000	1.52	2.69
Exercised	—	—
Forfeited	(26,666)	2.13

Outstanding at December 31, 2013	1,593,334	$2.11	3.09	$53,083

Granted	245,000	2.83	1.39
Exercised	(212,949)	2.18
Exercised shares forgone to satisfy minimum statutory withholding	(38,029)
Forfeited	(992,356)	2.22

Outstanding at December 31, 2014	595,000	$2.19	1.51	$571,717

Exercisable at December 31, 2014	397,084	$2.03

(a)	No options were in-the-money as of December 31, 2012.

Aggregate Intrinsic Value = Excess of market value at December 31 over the option exercise price of all in-the-money stock options outstanding at December 31.

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	530,000	2.69	5.00
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	—

Outstanding at December 31, 2014	530,000	$2.69	5.00	$243,800

Exercisable at December 31, 2014	—	$—

Aggregate Intrinsic Value = Excess of market value at December 31 over the option exercise price of all in-the-money stock options outstanding at December 31.

Inducement Options	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	—	$—	—	$—
Granted	800,000	2.25	4.87	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2013	800,000	$2.25	4.87	$156,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2014	800,000	$2.25	3.89	$720,000

Exercisable at December 31, 2014	339,583	$2.27

The following table summarizes information about stock options outstanding at December 31, 2014:

2007 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	—	2.50	$—	171,667	$1.52
$1.76 - $2.00	—	2.04	—	67,500	1.63
$2.01 - $3.00	595,000	1.40	2.19	157,917	2.63

Outstanding at December 31, 2014	595,000	1.51	$2.19	397,084	$2.03

2014 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$2.01 - $3.00	530,000	5.00	2.69	—	—

Outstanding at December 31, 2014	530,000	5.00	$2.69	—	$—

Inducement Options:	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	400,000	3.80	$1.75	164,583	$1.75
$2.26 - $2.75	400,000	4.01	2.75	175,000	2.75

Outstanding at December 31, 2014	800,000	3.89	$2.25	339,583	$2.27

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2014	2013
Expected volatility	48 to 54%	29% to 57%
Risk free interest rate	0.25%	0.25% to 0.45%
Expected lives at date of grant (in years)	2.39	2.89
Weighted average fair value of options granted	$2.83	$1.52

Inducement Stock Options:	2013
Expected volatility	56%
Risk free interest rate	0.25%
Expected lives at date of grant (in years)	5.34
Weighted average fair value of options granted	$2.25

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2014	2013
Restricted share expense	$218	$586
Stock option expense	358	534

Total stock-based compensation expense	$576	$1,120

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

During the years ended December 31, 2014 and 2013, the Company did not repurchase any shares in the open market.

10.	Employee Benefit Plans

The Company has defined contribution plans in which the Company makes matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2014 and 2013, the Company’s matching contributions totaled $0.6 million and $0.1 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On June 3, 2013, our Board of Directors appointed BDO USA, LLP as our independent auditors for the fiscal year ended December 31, 2013, replacing Deloitte & Touche LLP (“Deloitte”) as our independent auditors, as reported on the Current Report on Form 8-K filed with the SEC on June 6, 2013.

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

Evaluation of Disclosure Controls and Procedures

Eric K. Steen, our Chief Executive Officer (“CEO”), and Jonathan P. Foster, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2014, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of the CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. See also the information disclosed under Part II, Item 5 for information regarding securities authorized for issuance under Equity Compensation Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

	3.	Exhibits

(b)		See Item 15(a)(3)

(c)		See Item 15(a)(3)

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 31, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 0-51902) filed on March 3, 2009).

10.3	Stock Purchase Agreement, dated as of June 15, 2010, among InfuSystem Holdings, Inc., the Stockholders of First Biomedical, Inc. and Thomas F. Creal II, as Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 18, 2010).

10.10	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 26, 2012).

10.11	Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013). †

10.12	Amendment Number One to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.13	Amendment Number Two to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of May 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.14	Limited Waiver granted to Meson Capital and Ryan Morris, dated February 9, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 12, 2013).

Exhibit Number	Description of Document

10.15	Settlement Agreement by and among InfuSystem Holdings, Inc., Kleinheinz Capital Partners, Boston Avenue Partners, and the individuals named therein, dated as of April 24, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-51902) filed on April 26, 2012).

10.16**	Employment Agreement, dated as of November 12, 2007, by and between InfuSystem Holdings, Inc. and Janet Skonieczny (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-32050) filed on November 16, 2007).

10.17**	Restricted Stock Award Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., dated June 1, 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-167914) filed on July 1, 2010).

10.18**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.19**	Consulting Agreement between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of March 16, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 23, 2012).

10.20**	First Amended Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated as of August 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 17, 2012).

10.21**	Amendment to First Amended Consulting Agreement by and between Jonathan P. Foster and InfuSystem Holdings, Inc., dated February 9, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 12, 2013).

10.22**	Employment Agreement by and between InfuSystem Holdings, Inc. and Ryan J. Morris, dated as of April 24, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 26, 2012).

10.23**	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.24**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.25**	Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Eric K Steen, dated as of March 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 5, 2014).

10.26	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.27	First Amendment to Lease by and between College K, LLC and First Biomedical, Inc., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 1, 2014).

10.28**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

Exhibit Number	Description of Document

10.29**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc., and Mike McReynolds, dated as of April 29, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 29, 2014.

10.30**	InfuSystem Holdings, Inc. 2014 Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 13, 2014.

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on January 17, 2006).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Management contract or compensatory plan, contract or arrangement
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 9, 2015	By:	/S/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 9, 2015	By:	/S/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 9, 2015		/s/ JONATHAN P. FOSTER
Jonathan Foster
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 9, 2015		/S/ RYAN MORRIS
Ryan Morris
Chairman of the Board
Director

Date: March 9, 2015		/S/ DAVID DREYER
David Dreyer
Director

Date: March 9, 2015		/S/ JOSEPH WHITTERS
Joseph Whitters
Director

Date: March 9, 2015		/s/ WAYNE YETTER
Wayne Yetter
Director

Date: March 9, 2015		/S/ GREGG LEHMAN
Gregg Lehman
Director