Form 10-Q
period 2015-03-31
InfuSystem Holdings, Inc
filed 2015-05-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, 22,359,756 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,224	$515
Accounts receivable, less allowance for doubtful accounts of $4,831 and $4,739 at March 31, 2015 and December 31, 2014, respectively	11,498	10,300
Inventory	1,979	1,758
Other current assets	1,129	633
Deferred income taxes	2,252	2,252

Total Current Assets	20,082	15,458
Medical equipment held for sale or rental	2,671	2,255
Medical equipment in rental service, net of accumulated depreciation	21,908	19,814
Property & equipment, net of accumulated depreciation	2,457	2,451
Deferred debt issuance costs, net	147	1,194
Intangible assets, net	25,852	25,073
Deferred income taxes	14,143	13,756
Other assets	206	212

Total Assets	$87,466	$80,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,367	$5,215
Current portion of long-term debt	5,537	6,452
Other current liabilities	2,157	3,062

Total Current Liabilities	13,061	14,729
Long-term debt, net of current portion	28,080	19,032

Total Liabilities	$41,141	$33,761

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,506,421 and 22,308,730, respectively, as of March 31, 2015 and 22,506,421 and 22,308,730, respectively, as of December 31, 2014	2	2
Additional paid-in capital	90,442	90,155
Retained deficit	(44,119)	(43,705)

Total Stockholders’ Equity	46,325	46,452

Total Liabilities and Stockholders’ Equity	$87,466	$80,213

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31
	2015	2014
Net revenues:
Rentals	$15,139	$14,850
Product Sales	1,586	2,392

Net revenues	16,725	17,242
Cost of revenues:
Cost of revenues — Product, service and supply costs	3,015	2,890
Cost of revenues — Pump depreciation and disposals	1,621	2,276

Gross profit	12,089	12,076

Selling, general and administrative expenses:
Provision for doubtful accounts	1,194	2,107
Amortization of intangibles	631	629
Selling and marketing	2,737	2,655
General and administrative	5,975	4,909

Total selling, general and administrative	10,537	10,300

Operating income	1,552	1,776
Other income (expense):
Interest expense	(672)	(827)
Loss on extinguishment of long term debt	(1,599)	—
Other income (expense)	19	(17)

Total other expense	(2,252)	(844)
(Loss) income before income taxes	(700)	932
Income tax benefit (expense)	285	(349)

Net (loss) income	$(415)	$583

Net (loss) income per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares outstanding:
Basic	22,308,730	21,972,739
Diluted	22,308,730	22,456,143

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(in thousands)	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	$(1,392)	$(636)

INVESTING ACTIVITIES
Purchase of medical equipment and property	(3,670)	(1,127)
Proceeds from sale of medical equipment and property	1,118	1,252

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,552)	125

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(38,633)	(14,394)
Cash proceeds from revolving credit facility	45,980	14,263
Debt issuance costs	(147)	—
Principal payments on capital lease obligation	(547)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,653	(131)

Net change in cash and cash equivalents	2,709	(642)
Cash and cash equivalents, beginning of period	515	1,138

Cash and cash equivalents, end of period	$3,224	$496

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

2. Medical Equipment and Property

Medical equipment consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Medical Equipment held for sale or rental	$2,671	$2,255
Medical Equipment in rental service	45,849	43,246
Medical Equipment in rent service—pump reserve	(145)	(121)
Accumulated depreciation	(23,796)	(23,311)

Medical Equipment in rental service—net	21,908	19,814

Total	$24,579	$22,069

Depreciation expense for medical equipment for the three months ended March 31, 2015 was $1.0 million compared to $0.7 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

Depreciation expense for property and equipment for the three months ended March 31, 2015 was $0.1 million, which was consistent with the same prior year period. This expense was recorded in general and administrative expenses.

3. Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	15,303	17,563
Non-competition agreements	848	816	32
Software	7,682	1,424	6,257

Total nonamortizable and amortizable intangible assets	$43,395	$17,543	$25,852

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,111
Non-competition agreements	848	778	70
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,940	$25,073

Amortization expense for the three months ended March 31, 2015 was $0.6 million, which was consistent with the same prior year period. Expected annual amortization expense for intangible assets recorded as of March 31, 2015, is as follows (in thousands):

	4/1- 12/31/2015	2016	2017	2018	2019	2020 and thereafter
Amortization expense	$2,580	$4,290	$4,255	$3,381	$2,191	$7,155

4. Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The borrowers under the Credit Agreement are the Company, InfuSystem Holdings USA, Inc., a Delaware corporation (“Holdings”), InfuSystem, Inc., a California corporation (“InfuSystem”), First Biomedical, Inc., a Kansas corporation (“FBI”), and IFC LLC, a Delaware limited liability company (“IFC” and, collectively with the Company, Holdings, InfuSystem and FBI, the “Borrowers”). The Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

On March 23, 2015, the Borrowers drew $27.0 million under the Term A Loan to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and as of March 31, 2015 and is available for the Company to draw upon for a period of 180 days post-closing in respect of a Permitted Acquisition. As of March 31, 2015, interest on the Credit Facility is payable at the

Company’s choice of Eurodollar Loan at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or CBFR Loans which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	March 31, 2015	December 31, 2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	(1,000)	(566)
Letter of Credit	—	(282)

Availability on Revolver	$9,000	$6,584

To secure repayment of the obligations of the Borrowers, each Borrower has granted to the Lender, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers. In addition, the Company has pledged the shares of InfuSystem Holdings USA, Inc. (“Holdings USA”) and Holdings USA has pledged the shares of each of InfuSystem, Inc. and First Biomedical, Inc. and the equity interests of IFC LLC to the Lender, for the benefit of the secured parties, to further secure the obligations under the Credit Agreement.

The Credit Agreement contains certain affirmative and negative covenants typical for credit facilities of this type. These covenants (subject to certain agreed and customary exceptions set forth in the Credit Agreement) restrict or limit subject to the Lender’s prior consent, and in some cases prohibit, the Borrowers from engaging in certain actions, including its ability to, among other things: (i) incur indebtedness; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions; (iv) engage in acquisitions; (v) dispose of assets; (vi) pay dividends and distributions or repurchase capital stock or make other restricted payments; (vii) make investments, loans, guarantees or advances; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) enter into hedging agreements; (xi) enter into agreements that restrict distributions from subsidiaries; and (xii) change their fiscal year.

In addition, the Credit Agreement requires the Borrowers to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of March 31, 2015 as follows (in thousands):

	2015	2016	2017	2018	2019	2020	Total
Term Loans	$1,930	$3,860	$3,860	$3,860	$3,860	$9,630	$27,000
Revolver	—	1,000	—	—	—	—	1,000
Capital Leases	1,977	2,285	1,234	121	—	—	5,617

Total	$3,907	$7,145	$5,094	$3,981	$3,860	$9,630	$33,617

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015				December 31, 2014
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loans	$2,895	$24,105	$27,000	Term Loans	$4,238	$15,849	$20,087
Revolver	—	1,000	1,000	Revolver	—	566	566
Capital Leases	2,642	2,975	5,617	Capital Leases	2,214	2,617	4,831

Total	$5,537	$28,080	$33,617	Total	$6,452	$19,032	$25,484

The Company’s Credit Facility is collateralized by substantially all of its assets and shares of the Company and requires the Company comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of March 31, 2015, the Company was in compliance with all such covenants and expect to remain in compliance for the next 12 months.

5. Income Taxes

During the three months ended March 31, 2015 and 2014, we recorded an income tax benefit of $0.3 million and an expense of $0.3 million, respectively. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned though the reporting period. The effective income tax rate was 40.8% and 37.4% for the quarters ended March 31, 2015 and 2014, respectively.

6. Commitments, Contingencies and Litigation

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The Company has insurance policies covering potential losses where such coverage is cost effective. The Company is not, at this time, involved in any legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

7. (Loss) Earnings Per Share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended March 31
	2015	2014
Numerator:
Net (loss) income (in thousands)	$(415)	$583
Denominator:
Weighted average common shares outstanding:
Basic	22,308,730	21,972,739
Dilutive effect of restricted shares, options and non-vested share awards	446,283	483,404

Diluted	22,755,013	22,456,143
Net (loss) income per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

For the three months ended March 31, 2015 and 2014, 0.3 million and 0.1 million, respectively, of stock options were not included in the calculation because they would have an anti-dilutive effect.

8. Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the condensed consolidated financial statements.

On April 21, 2015, the Company announced that it closed on the acquisition of substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”). Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities.

The Company acquired approximately 1,600 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which will become the foundation of the Company’s new Southeast facility, located near Atlanta, Georgia. With this new regional facility, the Company will be in close proximity to a number of its largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

The Company currently estimates the value of the acquisition at less than $5 million. This amount is based upon the Company’s current estimate of the final number of pumps acquired and the associated treatments, which will be generated during the 90 day period post-closing from the approximately 106 medical facility relationships Ciscura had prior to the acquisition. The Company has estimated that the associated integration and transaction costs will be approximately $0.5 million.

9. Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued additional guidance on Intangibles – Goodwill and Other—Internal-Use Software and how a customer should account for fees paid in a cloud computing arrangement. Guidance for determining whether an arrangement includes the sale or license of software already existed for cloud service providers. The new guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element in the arrangement consistent with the acquisition of software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard does not change the GAAP for a customer’s accounting for service contracts. The effective date of this new standard is for annual periods, including interim within those annual periods, beginning after December 15, 2015. The Company may elect a retrospective or prospective transition. The Company is currently evaluating its Information Technology (“IT”) arrangements and their applicability to this new guidance.

In May 2014, the FASB issued a comprehensive new standard, which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure relating to revenue recognition in both the interim and annual periods. On April 1, 2015, the FASB proposed to defer the effective date for annual reporting periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption is allowed but not before the original public organization date of December 15, 2016. The Company is currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

In August 2014, the FASB issued guidance requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Entities must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The disclosure requires identifying the principal conditions and events contributing to the “doubt” to continue as a going concern, as well as management’s evaluations and plans to try to alleviate these uncertainties. This guidance is effective for annual reporting periods, within those annual periods ending after December 15, 2016. The Company is currently evaluating the impact of adopting this standard to determine the impact, if any, it may have on its current practices.

In April 2014, the FASB issued guidance on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which provides guidance regarding the definition of a discontinued operation and the required disclosures. The new guidance defines a discontinued operation as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment, or (4) other major parts of an entity. In addition, having significant continuing involvement with a component after a disposal or failing to eliminate the operations or cash flows of a disposed component from an entity’s ongoing operations will no longer preclude presentation as a discontinued operation. There will be new disclosures required related to discontinued operations and to disposals of individually significant components that do not qualify as discontinued operations. ASU 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. ASU 2014-08 applies prospectively to new disposals of components and new classifications as held for sale and is not expected to have a significant impact on the presentation of the Company’s financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including CMS competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and in other filings made by the Company from time to time with the Securities and Exchange Commission, including this Form 10-Q. Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized mostly by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. Our products and services are also utilized by patients in other disease states such as pancreatic, esophageal, stomach, and other head and neck and GI tract cancers, as well as in the management of post-operative pain. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,800 oncology practices in the United States, and retain title to the pumps during this process.

We sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternative site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

Additionally, we sell, rent, service and repair new and pre-owned infusion pumps and other medical equipment. We also sell a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. Our rental and sales revenues come from three different revenue streams provider to patient, supplier to supplier, and supplier to provider.

Since 2013, we have made significant investments in our Information Technology (“IT”). These efforts have primarily been focused on increasing electronic connectivity with our customers via electronic medical integration, pump portal, and asset tracking. Since 2014, we have invested in supporting uses of our ambulatory pumps in pain management for outpatient orthopedic surgeries utilizing continuous peripheral nerve block and collecting patient pain scores.

Recent Developments

CMS

On April 21, 2015 the CMS announced plans to recompete the supplier contracts awarded in Round 1 Recompete of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Competitive Bidding Program. CMS is required by law to recompete contracts under the DMEPOS Competitive Bidding Program at least once every three years. The Round 1 Recompete contract period for all product categories expires on December 31, 2016. The Round 1 2017 product categories do not include a category for External Infusion Pumps as in the previous Round 1 Recompete.

Credit Facility

On March 23, 2015, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

We drew $27.0 million under the Term A Loan to repay and terminate the existing credit facility under the credit agreement dated as of November 30, 2012, as amended, by and among the Company, certain of its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and as of March 31, 2015 is available for us to draw upon for a period of 180 days post-closing in respect of a Permitted Acquisition. As of March 31, 2015, interest on the Credit Facility is payable at the our choice of Eurodollar Loan at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or CBFR Loans, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%.

Ciscura

Additionally, on April 21, 2015, the Company announced that it closed the acquisition of substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”). Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities.

We acquired approximately 1,600 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which will become the foundation of our new Southeast facility, located near Atlanta, Georgia. With this new regional facility, the Company will be in close proximity to a number of its largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

We currently estimate the value of the acquisition at less than $5 million. This amount is based upon our current estimate of the final number of pumps acquired and the associated treatments, which will be generated during the 90 day period post-closing from approximately 106 medical facility relationships Ciscura had prior to the acquisition. We have estimated that the associated integration and transactioncosts will be approximately $0.5 million.

InfuSystem Holdings, Inc. Results of Operations for the three months ended March 31, 2015 and 2014

Net Revenues

Our net revenue for the quarter ended March 31, 2015 was $16.7 million, a decrease of $0.5 million, or 3%, compared to $17.2 million for the quarter ended March 31, 2014. During the period, net revenues from rentals increased $0.3 million, or 2%, compared to the same prior period. Net revenues from product sales decreased $0.8 million, or 34%, over the same period in 2014. The decrease in net revenues can be attributed to an opportunistic product sale in the first quarter of 2014 that resulted in additional revenue of $0.9 million. This nonrecurring sale was offset in 2015 by the addition of larger customers and increased penetration into our existing customer accounts being offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors.

Gross Profit

Gross profit for the quarter ended March 31, 2015 was $12.1 million, which was consistent with the quarter ended March 31, 2014. Gross profit, as a percentage of revenues, represented 72% and 70% for the quarter ended March 31, 2015 and 2014, respectively. The increase in gross profit as a percentage of revenues for the period is mainly due to the decrease in cost of revenues – pump depreciation and disposals.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended March 31, 2015 was $1.2 million, a decrease of $0.9 million, or 43%, compared to $2.1 million for the quarter ended March 31, 2014. The provision for doubtful accounts was 7% of revenues at March 31, 2015, down from 12% for the same period in the prior year. This change is the result of the Company’s increased number of third-party payor contracts whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt are now being billed at in-network rates with lower rates of bad debt. Bad debt is primarily associated with rental revenues.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2015 was $0.6 million, consistent with the same prior year period.

Selling and Marketing Expenses

During the quarter ended March 31, 2015, selling and marketing expenses were $2.7 million, an increase of $0.1 million, or 3%, compared to $2.6 million for the quarter ended March 31, 2014. These increases were largely attributable to increased efforts in the marketing area. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2015, General and Administrative (“G&A”) expenses were $6.0 million, an increase of 22%, from $4.9 million for the quarter ended March 31, 2014. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.4 million; increases in compensation and headcount of $0.1 million, increases in stock compensation of $0.2 million and $0.3 million in expenses associated with the acquisition, transition and integration for Ciscura. The Company has brought some services in-house previously performed by outside advisors and contractors, including tax, legal, information technology and internal audit.

Other Income and Expenses

During the quarter ended March 31, 2015, we recorded interest expense of $0.7 million, a decrease of $0.1 million, or 19%, compared to $0.8 million with the same prior year period. In addition, we had other expenses of $1.6 million related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the quarter ended March 31, 2015, we recorded income tax benefit of $0.3 million and an income tax expense of $0.3 million for the quarter ended March 31, 2014. The effective income tax rate was 40.8% and 37.4% for the quarters ended March 31, 2015 and 2014, respectively. This effective tax rate of 40.8% was higher than the U.S. Federal rate of 37.4% primarily due to the impact state and local taxes and income tax on the Company’s Canadian operations.

Liquidity and Capital Resources

As of March 31, 2015, we had cash or cash equivalents of $3.2 million and $9.0 million of net availability under the Revolver compared to $0.5 million of cash and cash equivalents and $6.6 million of availability under the Revolver at December 31, 2014.

Cash used in operating activities for the three months ended March 31, 2015 was $1.4 million compared to $0.6 million for the three months ended March 31, 2014. The decrease in cash is due to the cash flow effects of the change in accounts payable and other accruals.

Cash used in investing activities was $2.6 million for the three months ended March 31, 2015, compared to cash proceeds of $0.1 million for the three months ended March 31, 2014. The increase in cash used was due to a $1.9 million increase in spending on non-pump assets, which was a direct result of a significant ongoing investment in information technology, a $0.1 million increase in cash used to purchase medical equipment and a $0.6 million decrease in proceeds from sale of leased assets. This increase was offset by cash proceeds of $1.1 million related to proceeds from medical equipment sold. The Company bought $2.6 million of infusion pumps during the quarter to serve new rental business anticipated in the second quarter of 2015.

Cash proceeds in financing activities for the three months ended March 31, 2015 was $6.7 million compared to cash used of $0.1 million for the three months ended March 31, 2014. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	March 31, 2015	December 31, 2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	(1,000)	(566)
Letter of Credit	—	(282)

Availability on Revolver	$9,000	$6,584

Our Credit Facility is collateralized by substantially all of our assets and shares of the Company and requires we comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of March 31, 2015, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Our availability in the future will be impacted, both negatively and positively at different times, as we deal with transitioning approximately 2,000 pumps that are nearing end of life in May 2015 with a certain manufacturer. For the three months ended March 31, 2015, this has resulted in additional capital purchases of $1.4 million. Not all of these pumps will need to be replaced as we are focused on, and have already improved upon, increasing field utilization. As we take advantage of rebate programs offered by many manufacturers for this certain pump, additional purchases will occur, but at a discounted price. At this time, we do not believe that this transition will negatively impact our results of operations, as current rebates exceed the net book value of these pumps.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our annual report on Form 10-K for the year ended December 31, 2014.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

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

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and also Recent Events in Our Business in Form 10K for the Year Ended December 31, 2014.

On April 21, 2015, the CMS announced plans to recompete the supplier contracts awarded in Round 1 Recompete of the Medicare DMEPOS Competitive Bidding Program. CMS is required by law to recompete contracts under the DMEPOS Competitive Bidding Program at least once every three years. The Round 1 Recompete contract period for all product categories expires on December 31, 2016. The Round 1 2017 product categories do not include a category for External Infusion Pumps as in the previous Round 1 Recompete. There is no assurance that this exclusion will remain in the future and there is not currently sufficient information available to determine how this development may impact our future revenues and net income.

Item 5.	Other Information

Pursuant to the InfuSystem Holdings, Inc. Equity Plan (the “Equity Plan”), the Compensation Committee of the Board of Directors of the Company granted, on March 11, 2015, equity awards in the form of stock options or restricted stock units vesting over a period of four years to each of the Company’s officers, including the named executive officers identified in the Company’s proxy statement filed with the Securities and Exchange Commission on April 9, 2015. The Company’s President and Chief Executive Officer, Eric Steen, was granted 16,666 restricted stock units; Executive Vice President and Chief Financial Officer, Jonathan Foster, was granted 13,333 restricted stock units; and Executive Vice President and Chief Operating Officer, Janet Skonieczny, was granted 6,666 restricted stock units. The Compensation Committee intends to grant equity awards to the Company’s officers under the Equity Plan on an annual basis at its discretion. The form of Restricted Stock Unit Award Agreement governing these equity grants is filed herewith as Exhibit 10.4.

Item 6.	Exhibits

Exhibits

10.1*	Credit Agreement, dated as of March 23, 2015, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A., as lender

10.2*	Pledge and Security Agreement, dated as of March 23, 2015, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A., as lender

10.3*	Patent and Trademark Security Agreement, dated as of March 23, 2015, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A., as lender

10.4*	Form of Restricted Stock Unit Award Agreement

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 12, 2015	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)