Form 10-Q
period 2015-06-30
InfuSystem Holdings, Inc
filed 2015-08-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2015, 22,434,290 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except share data)	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$791	$515
Accounts receivable, less allowance for doubtful accounts of $4,788 and $4,739 at June 30, 2015 and December 31, 2014, respectively	12,304	10,300
Inventory	1,898	1,758
Other current assets	1,044	633
Deferred income taxes	2,252	2,252

Total Current Assets	18,289	15,458
Medical equipment held for sale or rental	3,959	2,255
Medical equipment in rental service, net of accumulated depreciation	22,720	19,814
Property & equipment, net of accumulated depreciation	2,390	2,451
Deferred debt issuance costs, net	150	1,194
Goodwill	3,585	—
Intangible assets, net	26,584	25,073
Deferred income taxes	13,878	13,756
Other assets	224	212

Total Assets	$91,779	$80,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,306	$5,215
Current portion of long-term debt	6,744	6,452
Other current liabilities	3,188	3,062

Total Current Liabilities	16,238	14,729
Long-term debt, net of current portion	28,033	19,032

Total Liabilities	$44,271	$33,761

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,631,950 and 22,434,259, respectively, as of June 30, 2015 and 22,506,421 and 22,308,730, respectively, as of December 31, 2014	2	2
Additional paid-in capital	90,842	90,155
Retained deficit	(43,336)	(43,705)

Total Stockholders’ Equity	47,508	46,452

Total Liabilities and Stockholders’ Equity	$91,779	$80,213

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30		June 30
	2015	2014	2015	2014
Net revenues:
Rentals	$15,616	$14,795	$30,755	$29,645
Product Sales	1,554	1,577	3,140	3,969

Net revenues	17,170	16,372	33,895	33,614

Cost of revenues:
Cost of revenues — Product, service and supply costs	3,656	2,913	6,671	5,803
Cost of revenues — Pump depreciation and disposals	1,660	1,536	3,281	3,812

Gross profit	11,854	11,923	23,943	23,999

Selling, general and administrative expenses:
Provision for doubtful accounts	1,143	1,438	2,337	3,545
Amortization of intangibles	713	625	1,344	1,254
Selling and marketing	2,687	2,624	5,424	5,279
General and administrative	5,994	4,898	11,969	9,807

Total selling, general and administrative	10,537	9,585	21,074	19,885

Operating income	1,317	2,338	2,869	4,114
Other income (expense):
Interest expense	(387)	(776)	(1,059)	(1,603)
Loss on extinguishment of long term debt	—	—	(1,599)	—
Other income	—	40	19	23

Total other expense	(387)	(736)	(2,639)	(1,580)

Income before income taxes	930	1,602	230	2,534
Income tax (expense) benefit	(147)	(716)	138	(1,065)

Net income	$783	$886	$368	$1,469

Net income per share:
Basic	$0.03	$0.04	$0.02	$0.07
Diluted	$0.03	$0.04	$0.02	$0.07
Weighted average shares outstanding:
Basic	22,381,487	22,146,106	22,345,309	22,059,902
Diluted	22,824,965	22,399,434	22,743,948	22,321,143

Comprehensive Income
Net income	$783	$886	$368	$1,469

Comprehensive income	$783	$886	$368	$1,469

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
(in thousands)	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,787	$1,806

INVESTING ACTIVITIES
Acquisition of business	(3,786)	—
Purchase of medical equipment and property	(9,474)	(4,524)
Proceeds from sale of medical equipment and property	1,876	4,005

NET CASH USED IN INVESTING ACTIVITIES	(11,384)	(519)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(43,586)	(33,479)
Cash proceeds from revolving credit facility	51,546	32,198
Debt issuance costs	(157)	—
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(48)	(103)
Cash proceeds from stock plans	118	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,873	(1,384)

Net change in cash and cash equivalents	276	(97)
Cash and cash equivalents, beginning of period	515	1,138

Cash and cash equivalents, end of period	$791	$1,041

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem Holdings, Inc. is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada.

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

2.	Acquisitions

Entry into a Definitive Agreement

On April 20, 2015 (the “Closing Date”), the Company closed on the acquisition of substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”). Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities.

The Company acquired approximately 1,800 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which will become the foundation of the Company’s new Southeast facility. With this new regional facility, the Company will be in close proximity to a number of its largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

Ciscura’s results of operations are included in the Company’s consolidated statements of operations from the Closing Date which include one-time integration, professional, and other related expenses totaling approximately $0.6 million.

Purchase Price Allocation

Pursuant to ASC 805, “Business Combinations,” the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Closing Date. The purchase price allocation was primarily based upon a valuation using income and cost approaches and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was preliminary recorded as goodwill. For tax purposes, goodwill consisted of both identifiable intangible assets (customer relationships and non-competition agreements from the table below) and unidentifiable intangible assets (goodwill from the table below). The Company expects goodwill to be partially deductible for tax purposes. The purchase price allocation was based on a preliminary analysis and is subject to further adjustments. Upon completion of the final purchase price allocation, the Company expects goodwill to significantly decrease and the corresponding intangible assets, including customer relationships and non-competition agreements, to significantly increase. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Medical equipment held for sale or rental	$1,825
Customer relationships	—
Non-competition agreements	—
Goodwill	3,585

Total - preliminary purchase price	$5,410

The asset purchase agreement provided for an adjustment to the purchase price based on the final number of pumps acquired and the associated treatments, which will be generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company currently estimates that the total purchase price, which is based on the estimated number of acquired pumps and associated treatments, will be approximately $5.4 million. The Company does not expect the total purchase price to exceed $5.9 million based on management’s current estimates.

On the Closing Date, the Company made an initial payment of $3.8 million. Any increase adjustment to the purchase price above the initial payment will be based on the factors referred to above as of the 110th day and the 140th day after the Closing Date. As of June 30, 2015, the Company recorded an estimated remaining liability of $1.6 million, which is recorded in the balance sheet under the heading for accounts payable.

The Company has estimated that the associated integration and transaction costs will be approximately $0.7 million, of which $0.6 million has been recognized as of June 30, 2015.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 7 years.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three and six month periods ended June 30, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects (subject to the impact of the changes in purchase price allocation mentioned above) for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$17,566	$17,336	$35,088	$35,547
Net income	$829	$1,024	$575	$1,746

3.	Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Medical Equipment held for sale or rental *	$3,959	$2,255

Medical Equipment in rental service	47,155	43,246
Medical Equipment in rent service - pump reserve	(209)	(121)
Accumulated depreciation	(24,226)	(23,311)

Medical Equipment in rental service - net	22,720	19,814

Total	$26,679	$22,069

*	Included in the current year amount is $1.8 million for acquisition related assets. For additional information, see Note 2.

Depreciation expense for medical equipment for the three and six months ended June 30, 2015 was $1.1 million and $2.1 million compared to $0.8 million and $1.5 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, respectively.

Depreciation expense for property and equipment for the three and six months ended June 30, 2015 and 2014 was $0.1 million and $0.2 million, respectively. This expense was recorded in general and administrative expenses.

4.	Goodwill and Intangible Assets

The following table outlines preliminary goodwill due to the Company’s acquisition of Ciscura as of June 30, 2015 (in thousands):

Goodwill
Balance at December 31, 2014	$—
Acquisition	3,585

Balance at June 30, 2015	$3,585

The preliminary goodwill amount noted above will be adjusted in the future based on final results of the Company’s recent acquisition of Ciscura as described in Note 2.

The carrying amount and accumulated amortization of intangible assets as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	15,856	17,009
Non-competition agreements	848	848	—
Software	9,104	1,529	7,575

Total nonamortizable and amortizable intangible assets	$44,817	$18,233	$26,584

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,110
Non-competition agreements	848	777	71
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,939	$25,073

Amortization expense for the three months ended June 30, 2015 was $0.6 million, which was consistent with the same prior year period. Expected annual amortization expense for intangible assets recorded as of June 30, 2015, is as follows (in thousands):

	7/1-12/31/2015	2016	2017	2018	2019	2020 and thereafter

Amortization expense	$1,894	$4,283	$4,748	$4,319	$2,191	$7,149

5.	Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to a $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

On March 23, 2015, the Borrowers drew $27.0 million under the Term A Loan to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and as of June 30, 2015, had a balance of $3.8 million with an additional $4.2 million available to be drawn under certain conditions for acquisitions. As of June 30, 2015, interest on the Credit Facility is payable at the Company’s choice of Eurodollar Loan at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or CBFR Loans which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	June 30, 2015	December 31, 2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	—	(566)
Letter of Credit	(81)	(282)

Availability on Revolver	$9,919	$6,584

To secure repayment of the obligations of the Borrowers, each Borrower has granted to the Lender, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers. In addition, the Company has pledged the shares of InfuSystem Holdings USA, Inc. (“Holdings USA”) and Holdings USA has pledged the shares of each of InfuSystem, Inc. and First Biomedical, Inc. and the equity interests of IFC, LLC to the Lender, for the benefit of the secured parties, to further secure the obligations under the Credit Agreement.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of June 30, 2015 as follows (in thousands):

	2015	2016	2017	2018	2019	2020	Total
Term Loans	$1,930	$4,401	$4,401	$4,538	$4,538	$10,013	$29,821
Capital Leases	1,317	2,285	1,234	120	—	—	4,956

Total	$3,247	$6,686	$5,635	$4,658	$4,538	$10,013	$34,777

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015				December 31, 2014
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$4,131	$25,690	$29,821	Term Loans	$4,238	$15,849	$20,087
Revolver	—	—	—	Revolver	—	566	566
Capital Leases	2,613	2,343	4,956	Capital Leases	2,214	2,617	4,831

Total	$6,744	$28,033	$34,777	Total	$6,452	$19,032	$25,484

The Company’s Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries and shares of the Company’s subsidiaries and requires the Company comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of June 30, 2015, the Company was in compliance with all such covenants and expect to remain in compliance for the next 12 months.

During the period ended June 30, 2015, the Company made an optional pre-payment of $1.0 million on its Term Loan A, which the Company can apply against a future mandatory payment. The first payment on Term Loan A is due September 30, 2015.

6.	Income Taxes

During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.1 million and tax benefit of $0.1 million, respectively. The Company recorded income tax expense of $0.7 million and $1.1 million, respectively, for the same prior year periods. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned though the reporting period. During the quarter, the Company recognized a benefit from research and development credits (“R&D Credits”) of $0.2 million and adjustments to its foreign income tax liability for 2014 tax return filings of approximately $0.1 million. The R&D Credits relate to the Company’s recent investment in information technology and the foreign income tax liability adjustment relates to the Company’s Canadian operations. Without such benefits, the Company’s effective tax rate for the six months ended June 30, 2015 would be 39.7% compared to 42.1% for the same prior year period.

7.	Commitments, Contingencies and Litigation

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

8.	Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net income (in thousands)	$783	$886	$368	$1,469
Denominator:
Weighted average common shares outstanding:
Basic	22,381,487	22,146,106	22,345,309	22,059,902
Dilutive effect of non-vested awards	443,478	253,328	398,639	261,241

Diluted	22,824,965	22,399,434	22,743,948	22,321,143
Net income per share:
Basic	$0.03	$0.04	$0.02	$0.07
Diluted	$0.03	$0.04	$0.02	$0.07

For the three and six months ended June 30, 2015 and 2014, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

9.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the condensed consolidated financial statements.

10.	Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued additional guidance on “Intangibles – Goodwill and Other—Internal-Use Software” and how a customer should account for fees paid in a cloud computing arrangement. Guidance for determining whether an arrangement includes the sale or license of software already existed for cloud service providers. The new guidance requires that if a cloud computing arrangement includes a software license, the customer should account for the software license element in the arrangement consistent with the acquisition of software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard does not change the GAAP for a customer’s accounting for service contracts. The effective date of this new standard is for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company may elect a retrospective or prospective transition. The Company is currently evaluating its Information Technology arrangements and their applicability to this new guidance.

In May 2014, the FASB issued a comprehensive new standard, which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure relating to revenue recognition in both the interim and annual periods. On April 1, 2015, the FASB proposed to defer the effective date for annual reporting periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption is allowed but not before the original public organization date of December 15, 2016. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including CMS competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized mostly by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. Our products and services are also utilized by patients in other disease states such as pancreatic, esophageal, stomach, and other head and neck and gastro intestinal tract cancers, as well as in the management of post-operative pain. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,800 oncology practices in the United States, and except in rare circumstances where the patient has met a payment cap, retain title to the pumps during this process.

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

Recent Developments

CMS

On April 21, 2015 the Centers for Medicare and Medicaid Services (“CMS”) announced plans to recompete the supplier contracts awarded in Round 1 Recompete of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Competitive Bidding Program. CMS is required by law to recompete contracts under the DMEPOS Competitive Bidding Program at least once every three years. The Round 1 Recompete contract period for all product categories expires on December 31, 2016. The Round 1 2017 product categories do not include a category for External Infusion Pumps as in the previous Round 1 Recompete.

Credit Facility

On March 23, 2015, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

During the period ended June 30, 2015, we made an optional pre-payment of $1.0 million on our Term Loan A, which we can apply against a future mandatory payment. The first payment on Term Loan A was due September 30, 2015.

Ciscura

On April 20, 2015 (the “Closing Date”), we closed on the acquisition of substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”). Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities.

We acquired approximately 1,800 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which will become the foundation of the our new Southeast facility. With this new regional warehouse and service facility, we will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

The asset purchase agreement provided for an adjustment to the purchase price based on the final number of pumps acquired and the associated treatments, which will be generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. We currently estimate that the total purchase price, which is based on the estimated number of acquired pumps and associated treatments, will be approximately $5.4 million. We do not expect the total purchase price to exceed $5.9 million based on management’s current estimates.

On the Closing Date, we made an initial payment of $3.8 million. Any increase adjustment to the purchase price above the initial payment will be based on the factors referred to above as of the 110th day and the 140th day after the Closing Date. As of June 30, 2015, we recorded an estimated remaining liability of $1.6 million, which is recorded in the balance sheet under the heading for accounts payable.

We have estimated that the associated integration and transaction costs will be approximately $0.7 million, of which $0.6 million has been recognized as of June 30, 2015.

InfuSystem Holdings, Inc. Results of Operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Net Revenues

Our net revenue for the quarter ended June 30, 2015 was $17.2 million, an increase of $0.8 million, or 5%, compared to $16.4 million for the quarter ended June 30, 2014. During the period, net revenues from rentals increased $0.8 million, or 6%, compared to the same prior year period. Net revenues from product sales remained consistent over the same period in 2014. The increase in net revenues can be attributed to (i) the addition of larger customers and increased penetration into our existing customer accounts offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors, and (ii) additional revenue of approximately $0.4 million from our Ciscura acquisition.

In the ordinary course, the Company customarily has unbilled rental revenue which remains at consistent levels. During the period, unbilled revenue increased by approximately $0.3 million due to a delay in receiving paperwork from the facilities necessary to complete billing and the revenue cycle. We expect this increase in unbilled rental revenue to decrease to consistent levels during the second half of 2015.

Our net revenue for the six months ended June 30, 2015 was $33.9 million, an increase of $0.3 million over the same prior year period, which included an opportunistic product sale during the first quarter of the prior year of low gross margin and revenue of approximately $0.9 million. The increase in net revenues can be attributed to (i) the addition of larger customers and increased penetration into our existing customer accounts offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors, and (ii) additional revenue of approximately $0.4 million from our Ciscura acquisition.

Gross Profit

Gross profit for the quarter ended June 30, 2015 was $11.9 million, which was consistent with the quarter ended June 30, 2014. Gross profit, as a percentage of revenues, represented 69% compared to 73% for the same prior year period. The decrease in gross profit as a percentage of revenues for the period is mainly due to the increase in cost of revenues – product and supply costs, including $0.2 million for additional depreciation on newly purchased pumps and $0.1 million for write-offs of lost or damaged pumps.

Gross profit for the six months ended June 30, 2015 was $23.9 million, which was consistent with the same prior year period. Gross profit, as a percentage of revenues, was consistent with the same prior year period at 71%. Included in the current year period was additional depreciation of $0.5 million due to the purchase of additional pumps and $0.1 million for the write-offs of lost or damaged pumps.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2015 was $1.1 million, a decrease of $0.3 million, or 21%, compared to $1.4 million for the quarter ended June 30, 2014. The provision for doubtful accounts was 7% of revenues at June 30, 2015, down from 9% for the same period in the prior year.

Provision for doubtful accounts for the six months ended June 30, 2015 was $2.3 million, a decrease of $1.2 million, or 34%, compared to $3.5 million for the six month period ended June 30, 2014. The provision for doubtful accounts was 7% of revenues at June 30, 2015, down from 11% for the same period in the prior year. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2015 was $0.7 million, an increase of $0.1 million compared to the same prior year period. This increase was largely attributable to the completion of several Information Technology (“IT”) projects that were placed into service and the resulting amortization. Amortization of intangible assets for the six months ended June 30, 2015 was $1.3 million, which was consistent with the same prior year period.

Selling and Marketing Expenses

During the quarter ended June 30, 2015, selling and marketing expenses were $2.7 million, an increase of $0.1 million, or 2%, compared to $2.6 million for the quarter ended June 30, 2014. During the six months ended June 30, 2015, selling and marketing expenses were $5.4 million, an increase of $0.1 million, compared to $5.3 million for the same prior year period. These increases were largely attributable to increased efforts in the marketing area and additional headcount as a result of our acquisition of Ciscura. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2015, General and Administrative (“G&A”) expenses were $6.0 million, an increase of 22%, from $4.9 million for the quarter ended June 30, 2014. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.3 million; increases in compensation and employee personnel of $0.3 million, increases in stock compensation of $0.2 million and $0.3 million in expenses associated with the acquisition, transition and integration of Ciscura. During the six months ended June 30, 2015, G&A expenses were $12.0 million, an increase of 22%, from $9.8 million for the six months ended June 30, 2014. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.7 million; increases in compensation and employee personnel of $0.6 million, increases in stock compensation of $0.4 million and $0.6 million in expenses associated with the acquisition, transition and integration for Ciscura offset by savings of $0.1 million in other G&A line items. The Company has brought some services in-house previously performed by outside advisors and contractors, including tax, legal, information technology and internal audit.

Other Income and Expenses

During the quarter ended June 30, 2015, we recorded interest expense of $0.4 million, a decrease of $0.4 million, or 50%, compared to $0.8 million with the same prior year period. During the six months ended June 30, 2015, we recorded interest expense of $1.1 million, a decrease of $0.5 million, or 34%, compared to $1.6 million with the same prior year period. This is a direct result of the lower interest rates with our new Credit Facility. In addition, we had other expenses of $1.6 million related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the three and six months ended June 30, 2015, we recorded income tax expense of $0.1 million and an income tax benefit of $0.1 million, respectively. We recorded income tax expense of $0.7 million and $1.1 million, respectively, for the same prior year periods. During the quarter, we recognized a benefit from research and development credits (“R&D Credits”) of $0.2 million and adjustments to our foreign income tax liability for 2014 tax return fillings of approximately $0.1 million. The R&D Credits relate to our recent investment in IT and the foreign income tax liability adjustment relates to our Canadian operations. Without these benefits, our effective tax rate for the six months ended June 30, 2015 would be 39.7%. For the six months ended June 30, 2014 the effective rate was 42.1%.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $0.8 million and $9.9 million of net availability under the Revolver compared to $0.5 million of cash and cash equivalents and $6.6 million of availability under our prior Revolver at December 31, 2014.

Additionally, Term Loan B, as of June 30, 2015 had a balance of $3.8 million, which was drawn for our purchase of Ciscura, discussed previously, with an additional $4.2 million available to be drawn under certain conditions for acquisitions, including any remaining payments to complete the acquisition of Ciscura. During the period ended June 30, 2015, we made an optional pre-payment of $1.0 million on its Term Loan A, which we can apply against a future mandatory payment. The first payment on Term Loan A is due on September 30, 2015.

Cash provided by operating activities for the six months ended June 30, 2015 was $3.8 million compared to $1.8 million for the six months ended June 30, 2014. This increase is due to higher amounts of non-cash expenses (such as the loss on the extinguishment of debt, stock based compensation, depreciation and amortization) in the current period.

Cash used in investing activities was $11.4 million for the six months ended June 30, 2015 compared to cash used of $0.5 million for the six months ended June 30, 2014. The increase in cash used was due to $3.8 million for the acquisition of Ciscura, a $5.8 million increase in spending on non-pump assets, which was a direct result of a significant ongoing investment in IT, and $3.7 million increase in cash used to purchase medical equipment, offset by $1.9 million in cash proceeds from sale of medical equipment. The Company bought $4.1 million of infusion pumps during the six month period ended June 30, 2015 to serve new rental business anticipated for the remainder of 2015.

Cash proceeds in financing activities for the six months ended June 30, 2015 was $7.9 million compared to cash used of $1.4 million for the six months ended June 30, 2014. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	June 30,	December 31,
	2015	2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	—	(566)
Letter of Credit	(81)	(282)

Availability on Revolver	$9,919	$6,584

Our Credit Facility is collateralized by substantially all of our assets and shares of the Company’s subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of June 30, 2015, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Our availability in the future will be impacted, both negatively and positively at different times, as we deal with transitioning approximately 2,000 pumps that have reached end of life with a certain manufacturer. For the three months ended June 30, 2015, this has resulted in additional capital purchases of $1.4 million. Some of these pumps remain in rental service. Not all of these pumps will need to be replaced as we are focused on, and have already improved upon, increasing field utilization. As we take advantage of rebate programs offered by many manufacturers for this certain pump, additional purchases will occur, but at a discounted price. At this time, we do not believe that this transition will negatively impact our results of operations, as current rebates exceed the net book value of these pumps.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014 and as updated in Part II, Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2015.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 13, 2015	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)