Form 10-Q
period 2015-09-30
InfuSystem Holdings, Inc
filed 2015-11-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

or

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

(248) 291-1210

(Registrant’s Telephone Number, including Area Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2015, 22,514,484 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$989	$515
Accounts receivable, less allowance for doubtful accounts of $4,938 and $4,739 at September 30, 2015 and December 31, 2014, respectively	13,584	10,300
Inventory	1,907	1,758
Other current assets	824	633
Deferred income taxes	2,252	2,252

Total Current Assets	19,556	15,458
Medical equipment held for sale or rental	2,032	2,255
Medical equipment in rental service, net of accumulated depreciation	24,831	19,814
Property & equipment, net of accumulated depreciation	2,321	2,451
Deferred debt issuance costs, net	142	1,194
Goodwill	1,000	—
Intangible assets, net	30,726	25,073
Deferred income taxes	12,944	13,756
Other assets	225	212

Total Assets	$93,777	$80,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,526	$5,215
Current portion of long-term debt	5,266	6,452
Other current liabilities	4,018	3,062

Total Current Liabilities	14,810	14,729
Long-term debt, net of current portion	29,969	19,032

Total Liabilities	$44,779	$33,761

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,665,069 and 22,467,409, respectively, as of September 30, 2015 and 22,506,421 and 22,308,730, respectively, as of December 31, 2014	2	2
Additional paid-in capital	90,964	90,155
Retained deficit	(41,968)	(43,705)

Total Stockholders’ Equity	48,998	46,452

Total Liabilities and Stockholders’ Equity	$93,777	$80,213

See accompanying notes to unaudited consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net revenues:
Rentals	$16,849	$14,505	$47,604	$44,150
Product Sales	1,843	2,108	4,983	6,077

Net revenues	18,692	16,613	52,587	50,227
Cost of revenues:
Cost of revenues—Product, service and supply costs	3,580	3,221	10,251	9,024
Cost of revenues—Pump depreciation and disposals	1,854	1,662	5,135	5,474

Gross profit	13,258	11,730	37,201	35,729

Selling, general and administrative expenses:
Provision for doubtful accounts	1,453	1,266	3,790	4,811
Amortization of intangibles	756	622	2,100	1,876
Selling and marketing	2,655	2,483	8,079	7,762
General and administrative	5,683	4,916	17,652	14,723

Total selling, general and administrative	10,547	9,287	31,621	29,172

Operating income	2,711	2,443	5,580	6,557
Other income (expense):
Interest expense	(338)	(752)	(1,397)	(2,355)
Loss on extinguishment of long term debt	—	—	(1,599)	—
Other (expense) income	(47)	3	(28)	26

Total other expense	(385)	(749)	(3,024)	(2,329)
Income before income taxes	2,326	1,694	2,556	4,228
Income tax expense	(957)	(842)	(819)	(1,907)

Net income	$1,369	$852	$1,737	$2,321

Net income per share:
Basic	$0.06	$0.04	$0.08	$0.10
Diluted	$0.06	$0.04	$0.08	$0.10
Weighted average shares outstanding:
Basic	22,448,849	22,203,053	22,380,202	22,108,143
Diluted	22,838,371	22,511,159	22,769,715	22,364,999

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,385	$4,204

INVESTING ACTIVITIES
Acquisition of business	(5,899)	—
Purchase of medical equipment and property	(9,390)	(7,168)
Proceeds from sale of medical equipment and property	2,599	5,193

NET CASH USED IN INVESTING ACTIVITIES	(12,690)	(1,975)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(52,681)	(49,101)
Cash proceeds from revolving credit facility	60,605	47,814
Debt issuance costs	(157)	—
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(144)	(178)
Cash proceeds from stock plans	156	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,779	(1,465)

Net change in cash and cash equivalents	474	764
Cash and cash equivalents, beginning of period	515	1,138

Cash and cash equivalents, end of period	$989	$1,902

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

The Company acquired approximately 1,800 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which have become the foundation of the Company’s new Southeast facility. With this new regional warehouse and service facility, the Company will be in close proximity to a number of its largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

Ciscura’s results of operations are included in the Company’s consolidated statements of operations from the Closing Date which include one-time integration, professional and other related expenses totaling approximately $0.6 million.

Preliminary Purchase Price Allocation

Pursuant to ASC 805, “Business Combinations,” the preliminary purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Closing Date. The preliminary purchase price allocation was primarily based upon a valuation using income and cost approaches and management’s estimates and assumptions. The excess of the purchase price over the net tangible and identifiable intangible assets was preliminary recorded as goodwill. For tax purposes, goodwill consisted of both identifiable intangible assets (customer relationships from the table below) and unidentifiable intangible assets (goodwill from the table below). The Company expects goodwill to be partially deductible for tax purposes. The preliminary purchase price allocation is subject to further adjustments. Upon completion of the final purchase price allocation, the Company expects goodwill to decrease and the corresponding intangible assets, including customer relationships and non-competition agreements, to significantly increase. The allocation of the preliminary purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Medical equipment in rental service	$1,825
Customer relationships	3,074
Goodwill	1,000

Total—preliminary purchase price	$5,899

The asset purchase agreement provided for an adjustment to the purchase price based on the final number of pumps acquired and the associated treatments, which were generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company currently estimates that the total purchase price, which is based on the estimated number of acquired pumps and associated treatments, will be approximately $5.9 million. The Company does not expect the total purchase price to exceed $6.1 million based on management’s current estimates.

On the Closing Date, the Company made an initial payment of $3.8 million and an additional payment of $2.1 million was made in September 2015.

The Company has estimated that the associated integration and transaction costs will be approximately $0.7 million, of which $0.6 million has been recognized as of September 30, 2015.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 7 years.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three and nine month periods ended September 30, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of future results. We did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects (subject to the impact of the changes in purchase price allocation mentioned above) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$18,692	$17,499	$53,910	$52,876
Net income	$1,369	$998	$1,950	$2,756

3. Medical Equipment and Property

Medical equipment consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Medical Equipment held for sale or rental	$2,032	$2,255
Medical Equipment in rental service*	50,020	43,246
Medical Equipment in rent service—pump reserve	(170)	(121)
Accumulated depreciation	(25,019)	(23,311)

Medical Equipment in rental service—net	24,831	19,814

Total	$26,863	$22,069

*	Included in the current year amount is $1.8 million for acquisition related assets. For additional information, see Note 2.

Depreciation expense for medical equipment for the three and nine months ended September 30, 2015 was $1.3 million and $3.4 million, respectively, compared to $0.9 million and $2.4 million, respectively, for the same prior year period, which was recorded in cost of revenues—pump depreciation and disposals, respectively.

Depreciation expense for property and equipment for the three months ended September 30, 2015 and 2014 was $0.1 million and for the nine months ended September 30, 2015 and 2014 was $0.3 million and $0.2 million, respectively. This expense was recorded in general and administrative expenses.

4. Goodwill and Intangible Assets

The following table outlines preliminary goodwill due to the Company’s acquisition of Ciscura as of September 30, 2015 (in thousands):

Goodwill
Balance at December 31, 2014	$—
Acquisition	1,000

Balance at September 30, 2015	$1,000

The preliminary goodwill amount noted above will be adjusted in the future based on final results of the Company’s recent acquisition of Ciscura as described in Note 2.

The carrying amount and accumulated amortization of intangible assets as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	35,939	16,484	19,456
Non-competition agreements	848	848	—
Software	10,905	1,634	9,270

Total nonamortizable and amortizable intangible assets	$49,692	$18,966	$30,726

	December 31, 2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,110
Non-competition agreements	848	777	71
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,939	$25,073

Amortization expense for the three and nine months ended September 30, 2015 was $0.7 million and $2.1 million, respectively, compared to $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2014. Expected annual amortization expense for intangible assets recorded as of September 30, 2015, is as follows (in thousands):

	10/1- 12/31/2015	2016	2017	2018	2019	2020 and thereafter
Amortization expense	$1,004	$4,504	$4,969	$6,579	$2,396	$9,274

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

On March 23, 2015, the Borrowers drew $27.0 million under the Term A Loan to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and as of September 30, 2015, had a balance of $6.3 million with an additional $1.7 million available to be drawn under certain conditions for acquisitions. As of September 30, 2015, interest on the Credit Facility is payable at the Company’s choice of Eurodollar Loan at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or CBFR Loans which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	September 30, 2015	December 31, 2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	—	(566)
Letter of Credit and Reserves	(118)	(282)

Availability on Revolver	$9,882	$6,584

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

The Company had approximate future maturities of loans and capital leases as of September 30, 2015 as follows (in thousands):

	2015	2016	2017	2018	2019	2020	Total
Term Loans	$—	$3,803	$4,768	$4,996	$4,996	$11,891	$30,454
Capital Leases	700	2,446	1,400	235	—	—	4,781

Total	$700	$6,249	$6,168	$5,231	$4,996	$11,891	$35,235

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015				December 31, 2014
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loans	$2,611	$27,843	$30,454	Term Loans	$4,238	$15,849	$20,087
Revolver	—	—	—	Revolver	—	566	566
Capital Leases	2,655	2,126	4,781	Capital Leases	2,214	2,617	4,831

Total	$5,266	$29,969	$35,235	Total	$6,452	$19,032	$25,484

The Company’s Credit Facility requires the Company comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of September 30, 2015, the Company was in compliance with all such covenants and expects to remain in compliance for the next 12 months.

During the period ended September 30, 2015, the Company made optional pre-payments of $2.9 million on its Term Loan A, which the Company can apply against future mandatory payments. The first payment on Term Loan A was made September 30, 2015, effectively using $1.0 million from the previously noted $2.9 million in optional pre-payments.

6. Income Taxes

During the three and nine months ended September 30, 2015, the Company recorded income tax expense of $1.0 million and $0.8 million, respectively. The Company recorded income tax expense of $0.8 million and $1.9 million, respectively, for the same prior year periods. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned though the reporting period. During the nine months ended September 30, 2015, the Company recognized a benefit from research and development credits (“R&D Credits”) of $0.2 million and adjustments to its foreign income tax liability for 2014 tax return filings of approximately $0.1 million. The R&D Credits relate to the Company’s recent investment in information technology and the foreign income tax liability adjustment relates to the Company’s Canadian operations. Without such benefits, the Company’s effective tax rate for the nine months ended September 30, 2015 would be 41.2% compared to 45.1% for the same prior year period.

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

8. Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator:
Net income (in thousands)	$1,369	$852	$1,737	$2,321
Denominator:
Weighted average common shares outstanding:
Basic	22,448,849	22,203,053	22,380,202	22,108,143
Dilutive effect of non-vested awards	389,522	308,106	389,513	256,856

Diluted	22,838,371	22,511,159	22,769,715	22,364,999
Net income per share:
Basic	$0.06	$0.04	$0.08	$0.10
Diluted	$0.06	$0.04	$0.08	$0.10

For the three and nine months ended September 30, 2015, 0.2 million and 0.1 million, respectively, of stock options were not included in the calculation because they would have an anti-dilutive effect. For the similar periods in 2014, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

9. Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the condensed consolidated financial statements.

10. Recent Accounting Pronouncements and Developments

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will not result in a balance sheet reclassification or require related disclosure revisions in the Company’s financial statements.

In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 - Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, one year, from January 1, 2017, to January 1, 2018. The Company plans to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures and have not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU. The Company does not believe this standard will not result in any impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized mostly by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. Our products and services are also utilized by patients in other disease states such as pancreatic, esophageal, stomach, and other head and neck and gastro intestinal tract cancers, as well as in the management of post-operative pain. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,600 cancer therapy sites in the United States, and except in rare circumstances where the patient has met a payment cap, retain title to the pumps during this process.

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

Recent Developments

CMS

On April 21, 2015 the CMSannounced plans to recompete the supplier contracts awarded in Round 1 Recompete of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) Competitive Bidding Program. CMS is required by law to recompete contracts under the DMEPOS Competitive Bidding Program at least once every three years. The Round 1 Recompete contract period for all product categories expires on December 31, 2016. The Round 1 2017 product categories do not include a category for External Infusion Pumps as in the previous Round 1 Recompete.

Credit Facility

On March 23, 2015, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

During the period ended September 30, 2015, we made optional pre-payments of $2.9 million on our Term Loan A, which we can apply against a future mandatory payment. The first payment on Term Loan A was made September 30, 2015, effectively using $1.0 million from the previously noted $2.9 million in optional pre-payments.

Ciscura

On April 20, 2015 (the “Closing Date”), we closed on the acquisition of substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”). Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities.

We acquired approximately 1,800 infusion pumps from Ciscura, its four person field sales team, as well as its facilities management personnel, which have become the foundation of the our new Southeast facility. With this new regional warehouse and service facility, we will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

The asset purchase agreement provided for an adjustment to the purchase price based on the final number of pumps acquired and the associated treatments, which were generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. We currently estimate that the total purchase price, which is based on the estimated number of acquired pumps and associated treatments, will be approximately $5.9 million. We do not expect the total purchase price to exceed $6.2 million based on management’s current estimates.

On the Closing Date, we made an initial payment of $3.8 million and an additional payment of $2.1 million was made in September 2015. Any increase adjustment to the purchase price above the payments previously made will be based on the factors referred to above as of the 110th day and the 140th day after the Closing Date.

We have estimated that the associated integration and transaction costs will be approximately $0.7 million, of which $0.6 million has been recognized as of September 30, 2015.

InfuSystem Holdings, Inc. Results of Operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Net Revenues

Our net revenue for the quarter ended September 30, 2015 was $18.7 million, an increase of $2.1 million, or 13%, compared to $16.6 million for the quarter ended September 30, 2014. During the period, net revenues from rentals increased $2.3 million, or 16%, compared to the same prior year period. Net revenues from product sales were $1.8 million, a decrease of $0.3 million compared to the same period of 2014. The increase in net revenues can be attributed to (i) greater rental volume with new and existing sites of therapy, partially offset by an overall slight reduction in reimbursement rates from payors as a whole, and (ii) additional revenue of approximately $1.0 million from our Ciscura acquisition.

In the ordinary course, the Company customarily has unbilled rental revenue which remains at consistent levels. During the period, unbilled revenue increased by approximately $0.2 million due to a delay in receiving paperwork from the facilities necessary to complete billing and the revenue cycle. We expect this increase in unbilled rental revenue to decrease to consistent levels during the remainder of 2015.

Our net revenue for the nine months ended September 30, 2015 was $52.6 million, an increase of $2.4 million over the same prior year period, which included an opportunistic product sale during the first quarter of the prior year, of a particular pump at a low gross margin and revenue of approximately $0.9 million. The increase in net revenues can be attributed to (i) greater rental volume with new and existing sites of therapy, partially offset by an overall slight reduction in reimbursement rates from payors as a whole,, and (ii) additional revenue of approximately $1.4 million from our Ciscura acquisition.

Gross Profit

Gross profit for the quarter ended September 30, 2015 was $13.3 million, an increase of $1.5 million, or 13%, compared to the quarter ended September 30, 2014. Gross profit, as a percentage of revenues, was consistent with the same prior year period at 71%. The increase in gross profit for the period is mainly due to the increase in rental revenue for the period which was offset by a $0.2 million increase in supply costs associated with the increase in rental revenue and the deployment of pumps to new therapy sites.

Gross profit for the nine months ended September 30, 2015 was $37.2 million, an increase of $1.5 million, or 4%, compared to the same prior year period. Gross profit, as a percentage of revenues, was consistent with the same prior year period at 71%. The increase in gross profit for the period is mainly due to the increase in rental revenue for the period which was offset by a $0.5 million increase in supply costs associated with the increase in rental revenue and the deployment of pumps to new therapy sites.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2015 was $1.5 million, an increase of $0.2 million, or 15%, compared to $1.3 million for the quarter ended September 30, 2014. The provision for doubtful accounts was 8% of revenues at September 30, 2015, consistent with the same period in the prior year.

Provision for doubtful accounts for the nine months ended September 30, 2015 was $3.8 million, a decrease of $1.0 million, or 21%, compared to $4.8 million for the nine month period ended September 30, 2014. The provision for doubtful accounts was 7% of revenues at September 30, 2015, down from 10% for the same period in the prior year. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2015 was $0.8 million and $2.1 million, respectively, an increase of $0.1 million and $0.2 million compared to the same prior year periods. These increases were largely attributable to the completion of several Information Technology (“IT”) projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended September 30, 2015, selling and marketing expenses were $2.7 million, an increase of $0.2 million, or 7%, compared to $2.5 million for the quarter ended September 30, 2014. During the nine months ended September 30, 2015, selling and marketing expenses were $8.1 million, an increase of $0.3 million, compared to $7.8 million for the same prior year period. These increases were largely attributable to increased efforts in the marketing area and additional headcount as a result of our acquisition of Ciscura. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2015, General and Administrative (“G&A”) expenses were $5.7 million, an increase of 16%, from $4.9 million for the quarter ended September 30, 2014. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.2 million and increases in compensation and employee personnel of $0.5 million. During the nine months ended September 30, 2015, G&A expenses were $17.7 million, an increase of 20%, from $14.7 million for the nine months ended September 30, 2014. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $0.8 million; increases in compensation and employee personnel of $1.1 million, increases in stock compensation of $0.4 million and $0.6 million in expenses associated with the acquisition, transition and integration for Ciscura. The Company has brought in-house certain services previously performed by outside advisors and contractors, including tax, legal, information technology, internal audit and increased warehouse headcount in Atlanta and Houston over the prior year.

Other Income and Expenses

During the quarter ended September 30, 2015, we recorded interest expense of $0.3 million, a decrease of $0.5 million, or 55%, compared to $0.8 million with the same prior year period. During the nine months ended September 30, 2015, we recorded interest expense of $1.4 million, a decrease of $1.0 million, or 41%, compared to $2.4 million for the same prior year period. This is a direct result of the lower interest rates with our new Credit Facility. In addition, we had other expenses of $1.6 million, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the three and nine months ended September 30, 2015 and 2014, we recorded income tax expense of $1.0 million and $0.8 million, respectively, compared to $0.8 million and $1.9 million, respectively, for the same prior year periods. During the nine months ended September 30, 2015, we recognized a benefit from research and development credits (“R&D Credits”) of $0.2 million and adjustments to our foreign income tax liability for 2014 tax return fillings of approximately $0.1 million. The R&D Credits relate to our recent investment in IT and the foreign income tax liability adjustment relates to our Canadian operations. Without such benefits, our effective tax rate for the nine months ended September 30, 2015 would be 41.2% compared to 45.1% for the same prior year period.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $1.0 million and $9.9 million of net availability under the Revolver compared to $0.5 million of cash and cash equivalents and $6.6 million of availability under our prior Revolver at December 31, 2014.

Additionally, Term Loan B, as of September 30, 2015 had a balance of $6.3 million, which was drawn for our purchase of Ciscura, discussed previously, with an additional $1.7 million available to be drawn under certain conditions for acquisitions, including any remaining payments to complete the acquisition of Ciscura. During the period ended September 30, 2015, we made optional pre-payments of $2.9 million on our Term Loan A, which we can apply against a future mandatory payment. The first payment on Term Loan A was made September 30, 2015, effectively using $1.0 million from the previously noted $2.9 million in optional pre-payments.

Cash provided by operating activities for the nine months ended September 30, 2015 was $5.4 million compared to $4.2 million for the nine months ended September 30, 2014. This increase is due to higher amounts of non-cash expenses (such as the loss on the extinguishment of debt, stock based compensation, depreciation and amortization) in the current period.

Cash used in investing activities was $12.7 million for the nine months ended September 30, 2015 compared to cash used of $2.0 million for the nine months ended September 30, 2014. The increase in cash used was due to $5.9 million for the acquisition of Ciscura, a $0.7 million increase in spending on non-pump assets, which was a direct result of a significant ongoing investment in IT, $1.5 million increase in cash used to purchase medical equipment and $2.5 million less in cash proceeds from sale of medical equipment. The Company bought $6.9 million of infusion pumps during the nine month period ended September 30, 2015 to serve new rental business anticipated for the remainder of 2015 and into 2016.

Cash proceeds in financing activities for the nine months ended September 30, 2015 was $7.8 million compared to cash used of $1.5 million for the nine months ended September 30, 2014. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015 and drawdowns on our Term Loan B for the recent acquisition of Ciscura for $5.9 million.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is broken down as follows (in thousands):

	September 30, 2015	December 31, 2014
Revolver:
Gross Availability	$10,000	$7,432
Outstanding Draws	—	(566)
Letter of Credit and Reserves	(118)	(282)

Availability on Revolver	$9,882	$6,584

Our Credit Facility is collateralized by substantially all of our assets and shares of the Company’s subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of September 30, 2015, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 12, 2015	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)