Form 10-K
period 2015-12-31
InfuSystem Holdings, Inc
filed 2016-03-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $64,370,857. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 29, 2016 was 22,541,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of this registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries.

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend, and does not undertake any obligation to update any forward looking statement to reflect future events or circumstances after the date of such statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and the following:

•	our expectations regarding financial condition or results of operations in future periods;

•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding;

•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;

•	our expectation of continued sales of products and competition for sales;

•	our expectations regarding the size and growth of the market for our products and services;

•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;

•	our ability to protect our intellectual property;

•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;

•	our ability to implement both internally and externally information technology improvements and to respond to technological changes, interruptions and security breaches;

•	our ability to hire and retain key employees;

•	our ability to acquire pumps;

•	our ability to remain in compliance with our credit facility;

•	our dependence on our Medicare Supplier Number;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	periodic reviews and billing audits from governmental and private payors;

•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;

•	our dependence on a limited number of third party payors;

•	our ability to maintain relationships with health care professionals and organizations;

•	our ability to maintain controls and processes over billing and collecting and the adequacy of our allowance for doubtful accounts;

•	our ability to comply with changing health care regulations;

•	sequestration;

•	litigation in which we may be involved from time to time;

•	defective products manufactured by third-party suppliers;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition;

•	dependence upon our suppliers; and

•	general economic uncertainty.

These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

Background

InfuSystem Holdings, Inc. (“InfuSystem”) is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem Holdings USA, Inc., a Delaware corporation (“Holdings”), InfuSystem, Inc., a California corporation (“ISI”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware limited liability company (“IFC”).

Business Concept and Strategy

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. ISI is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical is ISO certified.

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

In addition, we sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market.

We purchase new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

One aspect of our business strategy is to expand into treatment of other cancers. In 2015, our Oncology Business approximated 72% of our total revenues. In 2015, we generated approximately 49% of our total revenues from treatments for colorectal cancer and 23% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities, pump resources and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. One of these is providing our ambulatory pumps, products, and services in the area of post-surgical peripheral nerve block. With regard to acquisitions, we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) that was made in April 2015, to acquire smaller, regional competitors, in whole or part that perform similar services to us but do not have the national market access, network of third party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new information technology based services such as BlockPain DashboardTM, EXPRESSTM, InfuBusTM or InfuConnectTM, InfuTrackTM, and PumpPortalTM.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third party payor networks under contract, which exceeded 340 third party payor networks for the fiscal year ended December 31, 2015; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long standing relationships as a provider of pumps to outpatient oncology practices in the U.S.; (iv) established national presence with Accountable Care Organizations (“ACOs”); (v) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (vi) six geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps with plans for a seventh in the northeastern U.S.; and (vii) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

Management is intent on extending its considerable breadth of payor networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

In the midst of changes in the healthcare arena, we believe that we will support our overall business strategy discussed above by (i) focusing on supporting recurring revenues by increasing our pump fleet; (ii) improving liquidity and strengthening the balance sheet by keeping debt levels comparable to our operations; (iii) improving internal operational efficiencies; (iv) increasing our product and services offerings; (v) enhancing our technology offerings to the patients and providers of care; and (vi) investigating synergistic acquisitions.

Continuous Infusion Therapy

Continuous infusion of chemotherapy involves the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2015 National Comprehensive Cancer Network (“NCCN”) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

Significant recent progress has been made in the treatment of colorectal cancer due to advances in surgery, radiotherapy and chemotherapy. In the late 1990s, medical researchers discovered that the delivery method of the drug (or schedule) was a key component to drug availability, efficacy and tolerability. Schedule dependent anti-tumor activity and toxicity has resulted in continuous infusion 5-Fluorouracil being adopted as the standard of care. In 2000, the FDA approved Camptosar (the trade name for the generic chemotherapy drug Irinotecan), a drug developed by Pfizer, for first-line therapy in combination with 5-Fluorouracil for the treatment of colorectal cancer. In 2002, the FDA approved Eloxatin (the trade name for the generic chemotherapy drug Oxaliplatin), a drug developed by Sanofi-Aventis, for use in combination with continuous infusion 5-Fluorouracil for the treatment of colorectal cancer. FOLFIRI, the chemotherapy protocol which includes Camptosar in combination with continuous infusion 5-Fluorouracil and the drug Leucovorin, and FOLFOX, the chemotherapy protocol which includes Eloxatin in combination with continuous infusion 5-Fluorouracil and Leucovorin, have resulted in significantly improved overall survival rates for colorectal cancer patients at various stages of the disease state. We believe that Sanofi-Aventis and Pfizer have each dedicated significant resources to educating physicians and promoting the use of FOLFOX and FOLFIRI. Simultaneously, the NCCN has established these regimens as the standards of care for the treatment of colorectal cancer.

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

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payors, which include Medicare, Medicaid, third party payor companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payors and (ii) patients for copays and deductibles, for the use of the pump and related disposable supplies. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payors. We do provide assistance to those that cannot afford our pumps via our financial hardship program — a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Madison Heights, Michigan location.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payors.

•

We provide patients with 24-hour by 7 days a week (“24x7”) service and support. We employ oncology, pain, and Intravenous Certified and Oncology Certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

•

Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our services also allow the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.

•

We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means including EXPRESSTM and InfuConnectTM — reducing the required effort on the employees of the physician offices.

•	We believe our services are attractive to payors because such services are generally less expensive than hospitalization or home care.

Other services we offer include the rental, sale or leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2015, our rental fleet of pole mounted and ambulatory pumps had a historical cost of $53.7 million, up from $43.2 million from the end of 2014, and included approximately 70 makes and models of equipment dedicated to our rental services. These pumps are available for daily, weekly, monthly or annual rental periods. As of December 31, 2015 and 2014, we had a fleet of new and used pole mounted and ambulatory pumps with a historical cost of $2.3 million for sale or lease.

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

We also offer electronic ambulatory infusion pumps for post-operative pain management using our pumps along with a numbing agent and a continuous nerve block catheter — continuous peripheral nerve block (“CPNB”). Using CPNB for the management of post-operative pain, which usually lasts two to three days after surgery, can result in reduced pain for the patient, increased satisfaction scores for the surgical center or hospital, and reduced need for post-operative medication.

Information Technology

The Company’s first Chief Information Officer was hired in 2013 to transform the Company’s Information Technology (“IT”) platform and enhance business processes beginning in 2014. IT refocused on not only supporting our internal IT needs to reduce our platforms and redundant systems from two IT platforms into a consolidated solution but also in supporting electronic medical record technology (“EMR”) to be used by medical facilities using the Company’s infusion pumps and services via our solutions such as EXPRESSTM and InfuConnectTM . This focus has enabled current billing information to be transferred to the Company from these facilities electronically and automatically, bypassing the current methods of mail, email, and/or facsimile. We expect that this new focus will continue to strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company. Additional IT customer focused solutions are PumpPortalTM, InfuTrackTM (“Pump Fleet Lifecycle Management Solutions”) and BlockPain DashboardTM. Our continued focus on IT efforts has resulted in the following new products:

EXPRESSTM, powered by InfuBusTM data integration platform, provides for paperless delivery of the appropriate information for InfuSystem to bill payors:

•	eliminating all paper;

•	providing an enhanced visibility as result of real time status and reporting;

•	reducing risk of error;

•	automating treatment logs, pump assignments, tracking and physician’s orders;

•	providing a secure scanner for easy pumps assignment to patients; and

•	removing interruptions from physician practices daily schedules, and standardizing data flow for clinics and hospitals with multiple locations

Pump Fleet Lifecycle Management Solutions, which provide interfaces for customers to keep their pump fleets right-sized and in good condition by:

•	scheduling service;

•	requesting a returned goods authorization;

•	approving price quotes;

•	printing shipping labels;

•	recertifying pumps annually;

•	accessing pump service and certification history;

•	tracking pumps by location;

•	accessing pump order and repair history; and

•	ordering rental pumps.

BlockPain DashboardTM, which supports our new product solutions in providing our ambulatory pumps, products, and services in the area of post-surgical peripheral nerve block by:

•	delivering patient real-time pain score reporting to the provider;

•	supporting high patient satisfaction; and

•	providing data online, anytime.

In 2015 and 2014, the Company capitalized in excess of $5.6 million and $3.4 million, respectively, into IT, with specific focus as discussed above, plus other internal operational efficiencies and new products and support.

Relationships with Physician Offices

As of December 31, 2015, we had business relationships with clinical oncologists in excess of 1,700 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are consolidating — similar to healthcare practices in general. However, as of December 31, 2015, we had gained more practices than we had lost due to consolidation. We expect this trend to continue in the near future.

Employees

As of December 31, 2015, we had 261 employees, including 242 full-time employees and 19 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc. and WalkMed Infusion, LLC. We have supply agreements in place with these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

Seasonality

Our business rental activity is not subject to seasonality. Revenues from this activity, net of bad debt, may be seasonal due to the impact of co-pays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. Furthermore, as the Company’s liquidity has improved, opportunistic pump purchases are made from time to time. These opportunistic pump purchases also allow for opportunistic pump sales, which could be material. The timing of such purchases and sales vary within the course of a year.

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

As of December 31, 2015, we had contracts with more than 340 third party payor networks under contract. Material terms of contracts with third party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2015 and 2014, our largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue from our Oncology Business for 2015 and 2014, respectively, and approximately 19% of our total revenues for both 2015 and 2014. Medicare represented 20% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue from our Oncology Business for both 2015 and 2014, and approximately 12% of our total revenues for both 2015 and 2014. This same contracted payor represented 27% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 9% of third-party payor net revenue.

By 2016, CMS is required by regulation to begin the process of fully implementing some form of competitive bidding. On October 31, 2014, CMS released a final rule entitled, “End-Stage Renal Disease Prospective Payment System, Quality Incentive Program, and Durable Medical Equipment, Prosthetics, Orthotics, and Supplies” (“Final Rule”). This Final Rule was published in its entirety in the Federal Register on November 6, 2014 and finalizes several provisions related to durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) including:

•

Items and services subject to competitive bidding pricing in 10 or fewer Competitive Bidding Areas (“CBAs”) will be subject to payment reductions where Single Payment Amounts (“SPAs”) will be equal to 110% of the unweighted average SPAs in those areas outside of the current CBAs. This includes the category for external infusion pumps and supplies.

•

Such adjustments would apply in non-CBAs for items furnished on or after January 1, 2016. CMS has adopted a six-month phase-in of the adjustments to these payment amounts. For items and services with dates of service from January 1, 2016 through June 30, 2016, the fee schedule amounts in non-CBAs will be based on 50% of the un-adjusted fee schedule amount and 50% of the adjusted fee schedule amount. Beginning on July 1, 2016, the fully adjusted payment rates will apply.

In December 2015, CMS released the SPAs for 2016. These SPAs confirmed our interpretation of the Final Rule. Coupling the impact of competitive bidding with the impact of the addition of new payor networks associated with the Patient Protection and Affordable Care Act (the “ACA”) is complicated. Medicare Advantage plans managed by commercial payors and more Medicaid plans are now tied to CMS pricing. Increases in networks under contract have now increased our net collected revenues as more revenues are the responsibility of a third-party payor, as opposed to a patient which traditionally is associated with a higher rate of bad debt.

Based on the mix and billing levels of revenues and fee schedules for the fiscal year ended December 31, 2015, we estimate when applying the Final Rule and the 2016 SPA’s that our revenues could be reduced by up to approximately $3.8 million in 2016 and an additional $1.2 million in 2017, in each case, as compared to our revenue in 2015. These reductions are expected to be offset by an increase in revenues related to our increase in networks under contract by $1.5 million in 2016 and management believes further increases and improvements in its networks under contract can improve revenues in 2017, as well. The Company believes that its focus on growth in recurring revenues, improving its commercial contracts, revenues from new products and services, improvements in IT, and other operational improvements could also potentially offset these reductions.

Certain factors such as revenue mix, competitive responses, commercial and Medicaid contracts tied to CMS, and other potential factors, could impact these estimates. As a result, there can be no assurances as to the actual impact of the Final Rule and the 2016 SPA’s in 2016 and 2017, which could negatively impact the Company’s market share, negatively impact business with the Company’s customers and other payors and significantly reduce revenues, earnings and cash flow beyond what is mentioned above.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a Medicare supplier of DME and related supplies, we must comply with supplier standards established by CMS regulating Medicare suppliers of DMEPOS (“DMEPOS Supplier Standards”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization, and (x) meet certain specified surety bond requirements.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which are designed to protect the security and confidentiality of certain patient health information. Under HIPAA, we must provide patients access to certain records and must notify patients of our use of personal medical information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009. We are subject to regulations in the various states in which we operate. We believe we are in material compliance with all such regulations.

The health care industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In 2010, the ACA was enacted into law to reform the United States health care system and implemented in 2013. The legislation was intended to expand access to health insurance coverage, improve quality and reduce costs over time. We believe the law has impacted and will continue to impact various aspects of our business operations, including payor mix as our Medicaid and patient pay percentages increased in 2015 over 2014. However, it is unclear how the law will further impact reimbursement rates.

In addition, the ACA imposes a 2.3% excise tax on medical devices that applies to sales within the United States of a majority of our pump products that we purchase. This law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applies directly to new pumps that we purchase from manufacturers. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. On December 18, 2015, under the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), this excise tax was given a two year moratorium on the medical device excise tax by Section 4191 of the Internal Revenue Code (the “Code”). Thus, the medical device excess tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. Future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

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

See the additional discussion above under Item 1 — Business — Significant Customers.

Credit Facility

On March 23, 2015, we and our direct and indirect subsidiaries entered into the credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020 (collectively, the “Credit Facility”).

Under the terms of the Credit Agreement, principal payments equal to $1.0 million are due on Term Loan A on the last business day of each quarter beginning with the last business day of September 2015 and are due until the maturity date of the Credit Facility. Principal payments on Term Loan B are due on the last business day of each fiscal quarter beginning with the last business day of March 2016. The value of each principal payment due on Term Loan B shall be equal to 3.575% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date for the first eight quarterly payments. Thereafter, the next 8 principal payments shall be equal to 4.475% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date. The entire outstanding balance of the revolver shall be due at the maturity of the Credit Facility.

During the year ended December 31, 2015, we made optional pre-payments of $4.8 million on our Term Loan A, which we can apply against future mandatory payments. Prepayments of $1.9 million were applied to September 30, 2015 and December 31, 2015 Term Loan A principal payments. Remaining prepayments of $2.9 million are available towards 2016 future mandatory payments.

Ciscura

On April 20, 2015 (the “Closing Date”), we closed on the acquisition of substantially all of the assets of Ciscura, a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities based in Alpharetta, Georgia.

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

The asset purchase agreement provided for an adjustment to the purchase price based on the final number of pumps acquired and the associated treatments, which were generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The final total purchase price, which was based on the number of acquired pumps and associated treatments, was approximately $6.2 million.

On the Closing Date, we made an initial payment of $3.8 million, an additional payment of $2.1 million was made in September 2015 and a final payment of $0.3 million was made in November 2015. The associated integration and transaction costs expended in 2015 were $0.7 million.

Available Information

Our Internet address is www.infusystem.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our Web site free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our Web site and in print to any stockholder who requests them. The content on our Web site is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis, for the use of continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our business, financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, we may be required to increase our bad debt expense and/or decrease our revenues.

Changes in the health care reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Such changes may be impacted by the growth in ACOs, reduction of providers by payors, the use of lower cost rental networks and other factors. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the health care reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home health care and other companies that use our services, may adversely affect our ability to market our services profitably. Overall, such dependency and potential changes could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our contracts for reimbursement with third party payors are often for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. These evergreen contracts are subject to termination upon written notice. One or more terminations could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Any federal government shutdown may adversely impact our business.

Our revenues are dependent on private insurers and governmental agencies. In the absence of any bipartisan agreement in the federal government with respect to payments from governmental agencies, our revenues could be reduced. In addition, any federal government shutdown could also have a material and adverse impact on our business, financial condition, results of operations and cash flows.

Our business has and may continue to be adversely impacted by the U.S. federal government’s sequestration.

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which effects Medicare payments. For the year ended December 31, 2015, the impact on our revenue was $0.4 million, which was consistent with the same twelve month period in 2014. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue through March 31, 2016. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

A substantial portion of our contracted payor revenues have been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 32% and 30% of our net revenue from our Oncology Business for 2015 and 2014, respectively, or approximately 19% of our total revenues for both 2015 and 2014. Medicare represented 20% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate accounted for approximately 18% of our net revenue for our Oncology Business for both 2015 and 2014, and approximately 12% of our total revenues for both 2015 and 2014. This same contracted payor represented 27% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 9% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

Our billing process is dependent on meeting payor claims processing guidelines which are subject to change at the discretion of the payors. Such changes would materially impact our ability to bill and the timing of such billings, which could materially and adversely impact our revenues, bad debt expense and cash flows, which impact would be even greater if such changes are made by one of our larger payors.

The continued consolidation of physician practices, outpatient infusion clinics, oncology clinics, homecare providers and hospitals increases the concentration of decision makers whom either choose to use our ambulatory electronic pumps within our Oncology Business or directly rent, lease or purchase pumps or supplies directly from us.

While we make every effort to benefit from such concentration, such concentration could materially and adversely affect our business, financial condition, results of operations and cash flows.

Increased focus on early detection and diagnostics may adversely affect our business.

An increased focus on lowering health care spending via improved diagnostic testing (i.e., defensive medicine) and patient monitoring could materially and negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer (i.e., colorectal). As a result of rising health care costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have a material and adverse impact on our business, financial condition, results of operations and cash flows.

If future clinical studies demonstrate that oral medications or other therapies that do not use our electronic ambulatory pumps are at least as effective as continuous infusion therapy, our business could be adversely affected.

Numerous ongoing clinical trials are currently evaluating and comparing the therapeutic benefits of current continuous infusion-based regimens with various oral medication regimens. If these clinical trials demonstrate that oral medications provide equal or greater therapeutic benefits and/or demonstrate reduced side effects compared to prior oral medication regimens, our revenues and overall business could be materially and adversely affected. Additionally, if new oral medications or other therapies that do not utilize our ambulatory electronic pumps are introduced to the market that are superior to existing oral therapies, physicians’ willingness to prescribe continuous infusion-based regimens could decline, which would materially and adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on our Medicare Supplier Number.

We are required to have a Medicare Supplier Number in order to bill Medicare for services provided to Medicare patients. Furthermore, all third party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare DMEPOS Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. The loss of such identification number for any reason would prevent us from billing Medicare for patients who rely on Medicare to pay their medical expenses and, as a result, we would experience a decrease in our revenues. Without such a number, we would be unable to continue our various third party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations and cash flows.

The CMS requires that all DME providers must be accredited by a CMS approved accreditation organization. On February 17, 2009, we initially received accreditation from the CHAP, and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.

Our success is impacted by the availability of the chemotherapy drugs that are used in our continuous infusion pump systems.

We primarily derive our revenues from the rental of ambulatory infusion pumps to oncology patients through physicians’ offices and chemotherapy clinics. A shortage in the availability of chemotherapy drugs that are used in the continuous infusion pump system, which has occurred in the past, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

The impact of United States health care reform legislation on us remains uncertain.

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payors. These payment models do not replace the current fee-for-service models nor replace current payor contracts, but rather provide additional financial incentives to certain “accountable” providers to improve quality and lower cost. The implications for the Company will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payors. These provider networks include ACOs, patient-centered primary care medical homes, specialty medical homes, networks accepting bundled payment programs, and other “performance” networks that contract with CMS and commercial payors under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our DME services and (ii) whether our services are seen as part of a care delivery model that delivers higher value — higher quality at a lower cost.

Our failure to perform under these alternative payment models, or under similar models or conditions introduced by future legislation, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and WalkMed Infusion, LLC. The loss or disruption of our relationships with outside vendors, including pump, parts, or supply recall or pump end of life announcements, could subject us to substantial delays in the delivery or service of pumps to customers. Significant delays in the delivery or service of pumps could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

We face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

•	required refunding or retroactive adjustment of amounts we have been paid by governmental or private payors;

•	state or Federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or

•	damage to our business and reputation in various markets.

Any one of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not collect sales or consumption taxes in some jurisdictions.

Our core services are exempt from sales tax or its equivalent in many states. However, there are a several states that consider pump rentals, sales and services taxable regardless of method of payment. We are collecting sales tax or its equivalent in several jurisdictions. A successful assertion by one or more states or localities requiring us to collect taxes where we currently do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

The satisfactory performance, security, reliability and availability of our network infrastructure are critical to our reputation, our ability to attract and retain customers and our ability to maintain adequate customer service levels. Any system interruptions, outside intrusions, or security breaches could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors or data corruption. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption of our services. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could therefore result in a loss of revenues. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

As a DME supplier operating in all 50 states, we are subject to each state’s licensure laws regulating DME suppliers. State licensure laws for DME suppliers are subject to change and we must ensure that we are continually in compliance with the laws of all 50 states. In the event that we fail to comply with any state’s laws governing the licensing of DME suppliers, we will be unable to operate as a DME supplier in such state until we regain compliance. We may also be subject to certain fines and/or penalties and our business operations could be materially and adversely affected.

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

We may also face reduced reimbursements from private third party payors. As a result, our customers may be unable to make timely payments to us. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances for doubtful accounts it could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, may affect our operations. Natural catastrophes may have a detrimental effect on our gross revenue, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business, financial condition, results of operations and cash flows is materially and adversely affected.

The industry in which we operate is intensely competitive and ever-changing. If we are unable to successfully compete with our competitors, our business operations may suffer.

The drug infusion industry is highly competitive. Some of our competitors and potential competitors, including some of the practices that we service, have significantly greater resources than we do for information technology, marketing and sales. As a result, they may be better able to compete for market share, even in areas in which our services may be superior. The industry is subject to technological changes and such changes may put our current fleet of pumps, smart pump licensing, our information technology solutions or our other technological-based solutions at a competitive disadvantage. Furthermore, the healthcare industry, in general, is experiencing market consolidation, reducing the number of decision makers. If we are unable to effectively compete in our market, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

Our industry is dependent on regulatory guidelines that affect our billing practices. If our competitors do not comply with these regulatory guidelines, our business could be adversely affected.

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 340 third party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by a health care practitioner or patient, we may be subject to liability that could adversely affect our financial condition and results of operations.

Although we do not manufacture the pumps that we distribute, a defect in the design or manufacture of a pump distributed or serviced by us, or a failure of pumps distributed by us to perform for the use specified, could have a material and adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise. Misuse of the pumps distributed by us by a practitioner or patient that results in injury could similarly subject us to liability. Any substantial underinsured loss could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any impairment of our reputation could have a material and adverse effect on our revenues and prospects for future business.

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

If we fail to comply with applicable governmental or accrediting bodies’ regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

If our operations are found to be in violation of any of the laws described above or any other regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially and adversely affect our business, financial condition, results of operations and cash flows. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Failure to protect our intellectual property could substantially harm our business and operating results.

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors’ acquisition of our trade secrets, could materially and adversely affect our competitive business position.

We are dependent upon executive officers and other key personnel. The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

Our success is substantially dependent on the continued services of our executive officers and other key personnel who generally have extensive experience in our industry. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified executive officers, managerial, finance, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any executive officer or other key employee, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Covenants in our current and any future debt agreement restrict our business.

Our Credit Agreement contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

•	engage in a transaction that results in a change of control, as defined by the Credit Agreement governing the Credit Facility;

•	create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;

•	make certain investments or acquisitions;

•	create, incur, assume or suffer to exist any indebtedness;

•	merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;

•	make any disposition or enter into any agreement to make any disposition;

•	repurchase outstanding stock from the open market; and

•	declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Economic uncertainty or economic deterioration could adversely affect us.

While the global economy is improving, there are still uncertainties surrounding the strength of the recovery that may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.

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

•	announcements of technological innovations, new products, or clinical studies by others;

•	government regulation;

•	changes in the coverage or reimbursement rates of private insurers and governmental agencies;

•	announcements regarding new products or services;

•	announcements or speculation regarding strategic alliances, mergers, acquisitions or other transactions;

•	developments in patent or other proprietary rights;

•	the liquidity of the market for our common stock;

•	news of other healthcare events or announcements;

•	changes in health care policies in the United States or globally;

•	global financial conditions; and

•	comments by securities analysts and general market conditions.

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

As of December 31, 2015, options to purchase 2.3 million shares of common stock were outstanding, at a weighted average exercise price of $2.49 per share, of which 1.4 million were exercisable at a weighted average exercise price of $2.45 per share. In addition, restricted stock of 0.2 million shares, with a weighted average grant date fair value of $2.09 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

We may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

If we experience an ownership change, either via a major transaction or a series of trades where a substantial percentage of our ownership changes, which may be less than a majority of our ownership in certain cases, we may be limited in our ability to use our deferred tax assets and may be required to record a valuation allowance against such assets.

During the fourth quarter of 2015, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code), and as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change from December 31, 2010 through the date of such updated analysis. We have undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our federal net operating loss carryforwards of approximately $15.5 million will begin to expire in various years beginning in 2028. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets and may be required to record a valuation allowance against such assets.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country
Madison Heights	Michigan
Lenexa	Kansas
League City	Texas
Houston	Texas
Santa Fe Springs	California
Mississauga	Ontario, Canada
Alpharetta	Georgia

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. We have insurance policies covering potential losses where such coverage is cost effective. We are not at this time involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

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

Common Stock

Quarter ended	High	Low
December 31, 2015	$3.09	$2.67
September 30, 2015	$3.30	$2.22
June 30, 2015	$3.42	$2.73
March 31, 2015	$3.15	$2.43
December 31, 2014	$4.50	$2.56
September 30, 2014	$3.25	$2.60
June 30, 2014	$2.99	$2.56
March 31, 2014	$3.05	$2.06

Holders of Common Equity

As of February 29, 2016, we had approximately 350 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

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

Common Share Repurchase Program

Stock repurchases may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deem to be appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, financing and regulatory requirements, as well as other market conditions. The program does not require us to repurchase any specific number of shares or to complete the program within a specific period of time. For the years ending December 31, 2015 and 2014, respectively, no shares were repurchased under this program.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2015 and 2014, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees’ tax withholding obligations. For the years ended December 31, 2015 and 2014, respectively, we received 0.1 million of shares from employees for tax withholding obligations.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2015.

Equity Compensation Plan Information

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 6.	Selected Financial Data.

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A — “Risk Factors.”

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. ISI is accredited by the CHAP while First Biomedical is ISO certified.

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

In addition, we sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the small-hospital market.

We purchase new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

In the midst of changes in the healthcare arena, we believe that we will support our overall business strategy discussed above by (i) focusing on supporting recurring revenues by increasing our pump fleet; (ii) improving liquidity and strengthening the balance sheet by keeping debt levels comparable to our operations; (iii) improving internal operational efficiencies,; (iv) increasing our product and services offerings,; (v) enhancing our technology offerings to the patients and providers of care; and (vi) investigating synergistic acquisitions.

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and also Recent Events in Our Business.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenue, net rental revenue, net collected rental revenue, gross margin, operating margin, net income, non-GAAP net income, net income per common share, non-GAAP net income per diluted share, EBITDA and Adjusted EBITDA, free cash flow, return on invested capital, cash and cash equivalents, net working capital, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2015 compared to the Year ended December 31, 2014

Revenues

Net Revenues — Net revenues for the fiscal year ended December 31, 2015 were $72.1 million, which represents a 9% increase over the prior year’s net revenues of $66.5 million, primarily due to continued growth in rentals, as further discussed below.

Rentals — Increased $5.8 million, or 10%, compared to the prior year, primarily related to the addition of larger customers and increased penetration into our existing customer accounts offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors. While billings increased 12%, mix of in and out of network billings versus patient pay and payor mix hampered the increase in revenue dollars. Such shifts have occurred, we believe, due to the ACA. We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

Product Sales — Decreased $0.2 million, or 2%, compared to the prior year. Included in the fourth quarter of 2015 was a large sale of $0.9 million. The decrease in product sales compared to the prior year was largely attributable to our increased focus on rental revenues and higher margin sales.

Gross Profit — Increased $3.8 million, or 8%, compared to the prior year, largely attributable to the increase in rental revenues during 2015, which was offset by a $1.8 million increase in supply costs associated with the increase in rental revenues and the deployment of pumps to new therapy sites. Gross profit as a percentage of net revenues remained consistent with the prior year at 71%.

Provision for Doubtful Accounts — Decreased $0.5 million compared to the prior year from 9% of net revenues to 7% of net revenues. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Couple this change with the impact of the ACA, we view our payor environment as changing. Management is intent on continuing to extend its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. As of December 31, 2015, we had more than 340 third party payor networks under contract. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt. This effect and the success of the collection efforts and additional headcount put in place at the beginning of the year for patient receivables has contributed to the decrease in bad debts.

Amortization of Intangible Assets — Increased $0.4 million compared to the prior year. This increase was largely attributable to the completion of several IT projects, in turn increasing the related amortization, and the acquisition of Ciscura in April 2015 and the related amortization of intangibles.

Selling and Marketing Expenses — For the year ended December 31, 2015, our selling and marketing expenses increased to $10.4 million, or 7%, compared to December 31, 2014 but had a slight decrease as a percentage of net revenues from 15% in 2014 to 14% in 2015. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses — General and administrative (“G&A”) expenses during 2015 and 2014 consisted primarily of accounting, administrative, third party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. During the year ended December 31, 2015, our G&A expenses were $23.8 million, an increase of 19% from $20.0 million for the year ended December 31, 2014. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in spending on IT and pain management initiatives of $0.9 million, increases in compensation and employee personnel of $1.9 million, increases in stock-based compensation of $0.4 million and $0.7 million in expenses associated with the acquisition, transition and integration for Ciscura. The Company has brought in-house certain services previously performed by outside advisors and contractors, including tax, legal, information technology, internal audit and increased warehouse headcount in Atlanta and Houston over the prior year period.

The following table includes additional details regarding our G&A expenses for the years ended December 31:

	2015	2014	Diff
Strategic alternatives—legal costs (a)	669	—	669
Stock based compensation	996	576	420

Total	1,665	576	1,089
G&A—other than one-time costs & stock based comp	22,113	19,412	2,701

G&A—Total	$23,778	$19,988	$3,790

(a)	Strategic costs were attributable to the acquisition, transition and integration of Ciscura.

Other Income and Expenses — During the year ended December 31, 2015, we recorded interest expense of $1.7 million, compared to $3.1 million for the year ended December 31, 2014. This is a direct result of the lower interest rates with our new Credit Facility. In addition, we had other expenses of $1.6 million in 2015, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Provision for Income Taxes — During the year ended December 31, 2015, we recorded income tax expense of $1.8 million compared to $2.9 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 32.8% compared to 45.9% for the year ended December 31, 2014. The decrease in effective tax rate was primarily due to permanent differences of $0.2 million, less taxable income at the federal rate resulting in $0.2 million, foreign taxes of $0.2 million due to the completion of a transfer price study and adjustment to our Canadian income tax liability and benefits from research and development credits pertaining to our development of software that enables third parties to interact, initiate functions or review data on our system of $0.4 million. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 8 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Inflation — Management believes that there has been no material effect on our results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2014 through December 31, 2015.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. As of December 31, 2015, we had cash and cash equivalents of $0.8 million and $9.9 million of availability on our Revolver compared to $0.5 million of cash and cash equivalents and $6.6 million of availability on our then existing revolving line-of-credit at December 31, 2014. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. As of December 31, 2015, we were in compliance with all such covenants and expect to be in compliance over the next 12 months.

Long-Term Debt Activities:

On March 23, 2015, we and our direct and indirect subsidiaries entered into the Credit Agreement with the Lender. The borrowers under the Credit Agreement are the Company, Holdings, ISI, First Biomedical and IFC (collectively, the “Borrowers”). The Credit Agreement provides for the Credit Facility consisting of a $27.0 million Term Loan A, up to $8.0 million of a Term Loan B and a $10.0 million Revolver, all of which mature on March 23, 2020. In connection with these refinancing, we recorded a loss on extinguishment of long-term debt of $1.6 million in our Consolidated Statement of Operations for the year ended December 31, 2015.

On March 23, 2015, we drew $27.0 million under the Term Loan A to repay and terminate our previously existing credit facility. Term Loan B was unfunded at closing and beginning on April 20, 2015, the Closing Date of the acquisition of the assets of Ciscura, the Borrowers drew on Term Loan B in several installments in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. As of December 31, 2015, a total of approximately $6.3 million had been drawn on Term Loan B, with an additional $1.7 million available to be drawn under certain conditions for acquisitions. We recorded a $1.6 million as loss on extinguishment of long-term debt in our consolidated statement of operations as of December 31, 2015 for the write-off of deferred financing costs associated with the previous credit facility.

During the year end December 31, 2015, we made optional pre-payments of $4.8 million on our Term Loan A, which we can apply against a future mandatory payment. Prepayments of $1.9 million were applied to September 30, 2015 and December 31, 2015 Term Loan A principal payments. Remaining prepayments of $2.9 million are available toward 2016 future mandatory payments.

As of December 31, 2015, interest on the Credit Facility was payable at our choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period, plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at December 31, 2015 was 2.73% (LIBOR of 0.23% plus 2.50%).

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as of December 31 as follows (in thousands):

	2015	2014
Gross availability	$10,000	$7,432
Outstanding draws	—	(566)
Letter of credit	(81)	(282)
Landlord Reserves	(37)	—

Availability on Revolver	$9,882	$6,584

To secure repayment of the obligations of the Borrowers, each Borrower has granted to the Lender, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers. In addition, we have pledged the shares of Holdings and Holdings has pledged the shares of each of ISI and First Biomedical and the equity interests of IFC to the Lender, for the benefit of the secured parties, to further secure the obligations under the Credit Agreement.

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

In addition, the Credit Agreement requires us to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million.

Acquisition:

On April 20, 2015, we acquired substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) for $6.2 million in cash and recorded approximately $0.7 million for integration, professional and other related expenses. See Note 3 – Business Combinations for additional information pertaining to this acquisition.

Cash Flows:

Net cash provided by operating activities for the year ended December 31, 2015 was $7.1 million compared to $7.3 million for the year ended December 31, 2014. The decrease was primarily attributable to the cash flow effects of the changes in accounts receivable and the impact of non-cash transactions, including loss on extinguishment of debt, depreciation and loss on disposal of medical equipment.

Net cash used in investing activities for the year ended December 31, 2015 was $11.9 million compared to $2.8 million for the year ended December 31, 2014. The increase was primarily related to our acquisition of Ciscura for $6.2 million, a decrease of $1.7 million for the purchases of non-pump assets offset by an increase in the purchases of intangible assets of $2.2 million, and a decrease of $2.3 million in proceeds from the sale of medical equipment.

Net cash provided by financing activities for the year ended December 31, 2015 was $5.2 million compared to cash used of $5.0 million for the year ended December 31, 2014. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015 and drawdowns on our Term Loan B for the recent acquisition of Ciscura for $6.2 million.

We occasionally enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 4.8% as of December 31, 2015.

Contractual Obligations

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

Contingent Liabilities

We are not aware of any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition, which includes contractual allowances; accounts receivable and allowance for doubtful accounts; sales return allowances; inventory reserves; long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Revenue Recognition

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when 1) persuasive evidence of an arrangement exists; 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when 1) we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively; 2) we have verified actual pump usage and insurance coverage; and 3) we receive patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues. We perform an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

For 2015 and 2014, our largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue for ambulatory infusion pump services for the years ended December 31, 2015 and 2014, respectively. Medicare represented 20% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue for ambulatory infusion pump services for both years ended December 31, 2015 and 2014. This same contracted payor represented 27% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 9% of our ambulatory infusion pump services net revenue for 2015 or 2014.

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Our estimate for allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections. Due to continuing changes in the health care industry and third-party reimbursement it is possible that management’s estimates could change in the near term, which could have an impact on our business, financial condition, results of operations and cash flows.

Income Taxes

We recognize deferred income tax liabilities and assets based on (i) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and (ii) the tax credit carry forwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

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

We performed our annual impairment analysis in October 2015 and determined that the fair value of all indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

For more information, refer to the “Intangible Assets” discussion included in Note 6 in the Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Troy, Michigan

March 9, 2016

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$818	$515
Accounts receivable, less allowance for doubtful accounts of $4,737 and $4,739 at December 31, 2015 and December 31, 2014, respectively	14,206	10,300
Inventories	1,916	1,758
Other current assets	861	633
Deferred income taxes	2,743	2,252

Total Current Assets	20,544	15,458
Medical equipment held for sale or rental	2,277	2,255
Medical equipment in rental service, net of accumulated depreciation	27,837	19,814
Property & equipment, net of accumulated depreciation	2,370	2,451
Deferred debt issuance costs, net	134	1,194
Intangible assets, net	31,534	25,073
Deferred income taxes	11,502	13,756
Other assets	251	212

Total Assets	$96,449	$80,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,586	$5,215
Current portion of long-term debt	5,060	6,452
Other current liabilities	3,641	3,062

Total Current Liabilities	15,287	14,729
Long-term debt, net of current portion	29,884	19,032

Total Liabilities	45,171	33,761

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,739,550 and 22,541,890, as of December 31, 2015 and issued and outstanding 22,506,420 and 22,308,730, as of December 31, 2014, respectively.	2	2
Additional paid-in capital	91,238	90,155
Retained deficit	(39,962)	(43,705)

Total Stockholders’ Equity	51,278	46,452

Total Liabilities and Stockholders’ Equity	$96,449	$80,213

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenues:
Rentals	$64,536	$58,718
Product sales	7,589	7,769

Net revenues	72,125	66,487
Cost of revenues:
Cost of revenues — Product, service and supply costs	13,802	12,165
Cost of revenues — Pump depreciation and loss on disposal	7,139	6,968

Gross profit	51,184	47,354

Selling, general and administrative expenses:
Provision for doubtful accounts	5,234	5,774
Amortization of intangible assets	2,884	2,516
Selling and marketing	10,424	9,745
General and administrative	23,778	19,988

Total selling, general and administrative	42,320	38,023

Operating income	8,864	9,331
Other income (expense):
Interest expense	(1,705)	(3,134)
Loss on extinguishment of long-term debt	(1,599)	—
Other income	13	13

Total other expense	(3,291)	(3,121)

Income before income taxes	5,573	6,210
Income tax expense	(1,830)	(2,853)

Net income	$3,743	$3,357

Net income per share:
Basic	$0.17	$0.15
Diluted	$0.16	$0.15
Weighted average shares outstanding:
Basic	22,414,587	22,154,199
Diluted	22,843,235	22,552,093

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value $0.0001 Amount			Shares	Amount
Balances at January 1, 2014	22,158	$2	$89,783	$(47,062)	(198)	$—	$42,723
Restricted shares issued upon vesting	452	—	—	—	—	—	—
Stock-based compensation expense	—	—	576	—	—	—	576
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(104)	—	(204)	—	—	—	(204)
Net income	—	—	—	3,357	—	—	3,357

Balances at December 31, 2014	22,506	2	90,155	(43,705)	(198)	—	46,452
Stock based shares issued upon vesting — gross	155	—	—	—	—	—	—
Stock-based compensation expense	—	—	996	—	—	—	996
Employee stock purchase plan	98	—	268	—	—	—	268
Cash proceeds — other stock plans	25	—	38	—	—	—	38
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(44)	—	(219)	—	—	—	(219)
Net income	—	—	—	3,743	—	—	3,743

Balances at December 31, 2015	22,740	$2	$91,238	$(39,962)	(198)	$—	$51,278

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
OPERATING ACTIVITIES
Net income	$3,743	$3,357
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of long-term debt	1,599	—
Provision for doubtful accounts	5,234	5,774
Depreciation	5,359	3,626
Loss/(gain) on disposal of medical equipment	591	281
Gain on sale of medical equipment	(2,441)	(2,179)
Amortization of intangible assets	2,884	2,516
Amortization of deferred debt issuance costs	127	623
Stock-based compensation expense	996	576
Deferred income tax expense	1,763	2,588
Changes in Assets — (Increase)/Decrease:
Accounts receivable	(9,140)	(5,377)
Inventories	(158)	(524)
Other current assets	(228)	(115)
Other assets	(497)	140
Changes in Liabilities — Increase/(Decrease):
Accounts payable and other liabilities	(2,778)	(4,031)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,054	7,255

INVESTING ACTIVITIES
Acquisitions	(6,156)	—
Purchases of medical equipment	(4,198)	(4,167)
Purchases of property	(314)	(1,995)
Purchases of intangible assets	(5,733)	(3,543)
Proceeds from sale of medical equipment	4,494	6,867

NET CASH USED IN INVESTING ACTIVITIES	(11,907)	(2,838)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(65,202)	(66,689)
Cash proceeds from bank loans and revolving credit facility	70,429	61,853
Debt Issuance Costs	(157)	—
Cash Proceeds — Stock Plans	265	—
Common stock repurchased to satisfy taxes on stock based compensation	(179)	(204)

NET CASH USED IN FINANCING ACTIVITIES	5,156	(5,040)

Net change in cash and cash equivalents	303	(623)
Cash and cash equivalents, beginning of year	515	1,138

Cash and cash equivalents, end of year	$818	$515

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2015	2014
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,508	$2,351
Cash paid for income taxes	$146	$298
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$1,415	$920
Medical equipment acquired pursuant to a capital lease	$4,233	$3,596

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2015 and 2014, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”), are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. InfuSystem Inc. (“ISI”), which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical, Inc. (“First Biomedical”), which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by the Company: Smiths Medical, Inc. and WalkMed Infusion, LLC. The Company has supply agreements in place with these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

In addition, the Company sells or rents new and pre-owned pole mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for, oncology practices, as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The Company also provides these products and services to customers in the small-hospital market.

The Company purchases new and pre-owned pole mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, which includes contractual adjustments, accounts receivable and allowance for doubtful accounts, sales return allowances, inventory reserves, long lived assets, intangible assets valuations and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

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

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company’s estimate for its allowance for doubtful accounts is based upon management’s assessment of historical and expected net collections. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on the Company’s business, financial position, results of operations and cash flows.

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2015	$4,739	$5,234	$(5,236)	$4,737
Allowance for doubtful accounts — 2014	$4,774	$5,774	$(5,809)	$4,739

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventories

The Company’s inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million as of both December 31, 2015 and 2014.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate ME held for sale or rent. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving ME held for sale or rent and records a reserve based on estimated obsolescence, which was $0.2 million and $0.1 million, respectively, as of December 31, 2015 and 2014.

During the first quarter of 2014, the Company reassessed the estimated useful life of certain of its ME. As a result, the estimated useful life of the Company’s ME was extended from five to seven years due to the determination that the Company was using these assets longer than originally anticipated. A major factor in this change was the servicing of such equipment by the Company’s Kansas facility, which was acquired in 2010. As a result, disposal of such equipment has decreased significantly since that acquisition.

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

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Externally purchased information technology software and hardware are depreciated over three years. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The physician and customer relationships and non-compete agreements arose primarily from the acquisitions of ISI and First Biomedical in 2010 and the acquisition of assets from Ciscura Holding Company, Inc. and its subsidiaries (“Ciscura”) in 2015. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. The useful lives of these relationships are based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis with the amortization periods ranging from two to five years and acquired software is amortized on a straight-line basis over three years. Trade names associated with the original acquisition of InfuSystem are not amortized while trade names from the Ciscura asset acquisition in 2015 are amortized over one year.

Management tests trade names for impairment annually or as often as deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. The Company determines the fair value of our intangibles assets with indefinite lives (trade names) through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of October 2015 and determined that the fair value of the intangible assets with indefinite lives (trade names) was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $5.6 million and $3.4 million of internal-use software for the years ended December 31, 2015 and 2014, respectively. Amortization expense for capitalized software was $0.4 million in 2015 and $0.0 million in 2014.

Impairment of Long-Lived Assets

Long-lived assets held for use, which includes property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. The Company did not record any impairment related expenses for the years ended December 31, 2015 and 2014, respectively.

Operating and Capital Leases

Leases for all of our corporate and other operating locations are under operating leases and the Company recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively. The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps. Under the terms of all such capital leases, the Company does not hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full. The weighted average interest rate under capital leases was 4.8% as of December 31, 2015.

Revenue Recognition

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company (i) receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and (ii) has verified actual pump usage and insurance coverage and (iii) receives patient acknowledgement of assignment of benefits. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third party payors are recorded net of provision for contractual adjustments to arrive at net revenues. The Company performs an analysis to estimate sales returns and records an allowance for returns when the related sale is recognized. This estimate is based on historical sales returns.

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

For 2015 and 2014, the Company’s largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue for ambulatory infusion pump services for the years ended December 31, 2015 and 2014, respectively. Medicare represented 20% and 18% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, the Company’s second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue for ambulatory infusion pump services for both years ended December 31, 2015 and 2014. This same contracted payor represented 27% and 26% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. The Company also contracted with various other third party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 9% of the Company’s ambulatory infusion pump services net revenue for 2015 or 2014.

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

The Company follows a two-step approach for recognizing uncertain tax positions. First it evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not to be sustained upon examination. Second, for positions that are determined to be more-likely-than-not to be sustained, it recognizes the tax benefits as the largest benefit that has a greater than 50% likelihood of being sustained. The Company establishes a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in the provision of income taxes.

Share Based Payments

The determination of the fair value of stock option awards on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate stock option exercise and forfeiture rates. The expected term represents the period over which the share-based awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the stock options. All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in selling expenses and general and administrative expenses, based upon the department to which the associated employee or non-employee resides.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2015 relate to the Company’s current Credit Facility with JPMorgan Chase Bank, N.A. Capitalized debt issuance costs as of December 31, 2014 relate to the Company’s previous Credit Facility with Wells Fargo, which was repaid and terminated during 2015. The Company classified the costs related to these agreements as non-current assets and amortizes them using the interest method through the maturity date of the underlying debt.

Earnings Per Share

The Company reports its earnings per share in accordance with the “Earnings Per Share” topic of the FASB ASC, which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares includes adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and common stock shares due to participants granted from the 2014 stock incentive plan. Antidilutive stock awards are comprised of stock options and unvested share awards, which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC.

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	2015	2014
Numerator:
Net income (in thousands)	$3,743	$3,357
Denominator:
Weighted average common shares outstanding:
Basic	22,414,587	22,154,199
Dilutive effect of restricted shares, options and non-vested share awards	428,648	397,894

Diluted	22,843,235	22,552,093
Antidilutive awards	43,215	45,267

Stock options of 0.1 million were not included in the calculation for both of the years ended December 31, 2015 and 2014, because they would have an anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2015 and 2014 for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

The Company has adopted ASC 820, Fair Value Measurements which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and amends disclosures about fair value measurements.

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

Level 1:	quoted prices in active markets for identical instruments;

Level 2:	quoted prices in active markets for similar instruments, quoted prices for identical instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the instrument; and

Level 3:	significant inputs to the valuation model are unobservable.

Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

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

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, which was the original effective date. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and may be applied either prospectively or retrospectively. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

3.	Business Combinations

Acquisitions Accounted for Using the Purchase Method

On April 20, 2015 (the “Closing Date”), the Company acquired substantially all of the assets of Ciscura for $6.2 million in cash, based on the final number of pumps acquired and the associated treatments, which were generated during the 90 day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company acquired approximately 1,800 infusion pumps, its four person field sales team, as well as its facilities management personnel, which have become the foundation of the Company’s new Southeast facility. Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities and will provide the Company with a new regional warehouse and service facility that will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region. The Company used available borrowings under our Credit Facility to finance the acquisition and associated expenses. As of December 31 2015, $6.2 million of the purchase price was paid in cash and approximately $0.7 million for integration, professional and other related expenses were expensed as incurred and are included in General and Administrative expenses in the Company’s consolidated statements of operations. The Company did not disclose the revenue and income of Ciscura for the period from the acquisition date through December 31, 2015 as it was not practical due to the fact that the operations were substantially integrated. See Note 7 — Debt for additional information pertaining to this funding.

Final Purchase Price Allocation

Pursuant to ASC 805, “Business Combinations,” the final purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values as of the Closing Date. The final purchase price allocation was primarily based upon a valuation using income and cost approaches and management’s estimates and assumptions. The allocation of the final purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Medical equipment in rental service	$2,289
Trade names and Trademarks	23
Customer relationships	3,393
Furniture and fixtures	20
Leasehold improvements	185
Non-competition agreements	246

Total — final purchase price	$6,156

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 7 years.

Unaudited Pro Forma Financial Information

The following summary pro forma condensed consolidated financial information is based on the assumption that the acquisition of Ciscura occurred on January 1, 2014 for purposes of the statement of operations (in thousands):

	2015	2014
	Pro-Forma	Pro-Forma
Net revenue	$73,339	$69,684
Net income	$3,812	$3,664

The pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets and related tax effects for the twelve months ended December 31, 2015 and 2014.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 1, 2014 nor is it indicative of future results.

4.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Medical Equipment held for sale or rental	$2,277	$2,255
Medical Equipment in rental service	53,681	43,246
Medical Equipment in rental service — pump reserve	(232)	(121)
Accumulated depreciation	(25,612)	(23,311)

Medical Equipment in rental service — net	27,837	19,814

Total	$30,114	$22,069

Included in ME in rental service above are $11.2 million and $6.9 million, as of December 31, 2015 and 2014, respectively, of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.4 million and $1.3 million, as of December 31, 2015 and 2014, respectively, associated with the same capital leases.

Depreciation expense for the years ended December 31, 2015 and 2014 was $4.8 million and $3.3 million, respectively, which were recorded in cost of revenues — pump depreciation and loss on disposal.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Furniture, fixtures, and equipment	$2,330	$2,274
Automobiles	84	96
Leasehold improvements	2,240	1,991
Furniture, fixtures, and equipment—accumulated depreciation	(1,382)	(1,188)
Automobiles—accumulated depreciation	(76)	(83)
Leasehold improvements—accumulated depreciation	(826)	(639)

Total	$2,370	$2,451

Depreciation expense for each of the years ended December 31, 2015 and 2014 was $0.6 million and $0.3 million, respectively, and was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	32,865	16,946	15,919
Physician and customer relationships — Ciscura	3,393	103	3,290
Non-compete agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

	2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,111
Non-compete agreements	848	778	70
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,940	$25,073

The weighted average remaining lives of physician and customer relationships, non-compete agreements and software are 9-years, 1-year and 2-years, respectively, as of December 31, 2015.

Amortization expense for intangible assets for the years ended December 31, 2015 and 2014 was $2.8 million and $2.5 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$5,104	$5,310	$4,933	$4,207	$2,584	$7,396

7.	Debt

On November 30, 2012, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, and Wells Fargo and funds managed by PennantPark Investment Advisers, LLC (“PennantPark”) as Lenders (the “WF Credit Agreement”). The WF Credit Agreement consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which were scheduled to mature on November 30, 2016 (collectively the “WF Credit Facility”). Interest on the term loan was payable at the Company’s choice of LIBOR plus 7.25% (with a LIBOR floor of 2.0%) or the Wells Fargo prime rate plus 6.25% (with a prime rate floor of 3.0%). Proceeds from Term Loan A and Term Loan B of the WF Credit Agreement were used for general corporate purposes as well as to repay the outstanding balance of the Company’s prior Bank of America credit agreement.

On April 18, 2014, the Company entered into the First Amendment to the WF Credit Agreement with Wells Fargo and PennantPark. This amendment amended the definition of Eligible Inventory by specifically allowing for the inventory located at the Company’s Kansas location to not be excluded from Eligible Inventory solely due to the lack of a collateral access agreement signed by the landlord so long as a reserve is implemented against the Company’s revolver availability to provide for the payment of rent to the landlord in the event of default.

On May 19, 2014, the Company entered into the Second Amendment to the WF Credit Agreement with Wells Fargo and PennantPark. This amendment lowered both the effective floating rate and the effective fixed rate by 150 basis points each. As of December 31, 2014, interest on the WF Credit Facility was payable at the Company’s choice of (i) LIBOR plus 6.75% (with a LIBOR floor of 1.0%, for an effective fixed rate of 7.75%) or (ii) the Wells Fargo prime rate plus 4.75% (with a prime rate floor of 3.0%, for an effective floating rate of 8.0%). As of December 31, 2014, the effective interest rate on all outstanding borrowings was 7.9%.

On January 23, 2015, the Company entered into the Third Amendment to the WF Credit Agreement with Wells Fargo and PennantPark. This amendment increased the maximum Leverage Covenant ratio for the period ending December 31, 2014 and all subsequent periods to 2.00:1.00. Prior to this amendment, the maximum Leverage Covenant ratio for the periods ending (a) December 31, 2014 through March 31, 2015 was 1.50:1.00, (b) June 30, 2015 through September 30, 2015 was 1.25:1.00, (c) December 31, 2015 through September 30, 2016 was 1.00:1.00.

On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The borrowers under the Chase Credit Agreement are the Company, InfuSystem Holdings USA, Inc. (“Holdings”), ISI, First Biomedical and IFC LLC (collectively, the “Borrowers”). The Chase Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, (collectively, the “Chase Credit Facility”).

On March 23, 2015, the Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing WF Credit Facility. Term Loan B was unfunded at closing and beginning on April 20, 2015, the Closing Date of the acquisition of the assets of Ciscura, the Borrowers drew on Term Loan B in several installments in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. As of December 31, 2015, a total of approximately $6.3 million had been drawn on Term Loan B, with an additional $1.7 million available to be drawn under certain conditions for acquisitions. The Company recorded a $1.6 million as loss on extinguishment of long-term debt in its consolidated statement of operations as of December 31, 2015 for the write-off of deferred financing costs associated with the previous WF Credit Facility.

Under the terms of the Chase Credit Agreement, principal payments equal to $1.0 million are due on Term Loan A on the last business day of each quarter beginning with the last business day of September 2015 and are due until the maturity date of the Chase Credit Facility. Principal payments on Term Loan B are due on the last business day of each fiscal quarter beginning with the last business day of March 2016. The value of each principal payment due on Term Loan B shall be equal to 3.575% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date for the first eight quarterly payments. Thereafter, the next 8 principal payments shall be equal to 4.475% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date. The entire outstanding balance of the revolver shall be due at the maturity of the Credit Facility.

During the year end December 31, 2015, the Company made optional pre-payments of $4.8 million on its Term Loan A, which can be applied against a future mandatory payment. Prepayments of $1.9 million were applied to September 30, 2015 and December 31, 2015 Term Loan A principal payments. Remaining prepayments of $2.9 million are available towards 2016 future mandatory payments.

As of December 31, 2015, interest on the Chase Credit Facility was payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00%

to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30 day interest period, plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The actual rate at December 31, 2015 was 2.73% (LIBOR of 0.23% plus 2.50%).

The availability under the Revolver is based upon the Borrower’s eligible accounts receivable and eligible inventory and is computed as of December 31 as follows (in thousands):

	2015	2014
Gross availability	$10,000	$7,432
Outstanding draws	—	(566)
Letter of credit	(81)	(282)
Landlord Reserves	(37)	—

Availability on Revolver	$9,882	$6,584

To secure repayment of the obligations of the Borrowers, each Borrower has granted to the Lender, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers. In addition, the Company has pledged the shares of Holdings and Holdings has pledged the shares of each of ISI and First Biomedical and the equity interests of IFC LLC to the Lender, for the benefit of the secured parties, to further secure the obligations under the Chase Credit Agreement.

The Chase Credit Agreement contains certain affirmative and negative covenants typical for credit facilities of this type. These covenants (subject to certain agreed and customary exceptions set forth in the Chase Credit Agreement) restrict or limit subject to the Lender’s prior consent, and in some cases prohibit, the Borrowers from engaging in certain actions, including its ability to, among other things: (i) incur indebtedness; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions; (iv) engage in acquisitions; (v) dispose of assets; (vi) pay dividends and distributions or repurchase capital stock or make other restricted payments; (vii) make investments, loans, guarantees or advances; (viii) engage in certain transactions with affiliates; (ix) enter into sale and leaseback transactions; (x) enter into hedging agreements; (xi) enter into agreements that restrict distributions from subsidiaries; and (xii) change their fiscal year.

In addition, the Chase Credit Agreement requires the Borrowers to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million.

As of December 31, 2015, the Borrowers were in compliance with all such covenants.

The Company had approximate future maturities of loans and capital leases as of December 31, 2015 as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Term Loan A (a)	$965	$3,860	$3,860	$3,860	$9,630	$22,175
Term Loan B	908	908	1,136	1,136	2,260	6,348
Revolver	—	—	—	—	—	—
Capital Leases	3,187	2,204	991	39	—	6,421

Total	$5,060	$6,972	$5,987	$5,035	$11,890	$34,944

(a)	The Company has prepaid its Term Loan A principal payments due on March 31, 2016, June 30, 2016 and September 30, 2016. Each of these payments is $965, representing a total prepayment of $2,895.

(a)	The Company has prepaid its Term Loan A principal payments due on March 31, 2016, June 30, 2016 and September 30, 2016. Each of these payments is $965, representing a total prepayment of $2,895

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015				December 31, 2014
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$1,873	$26,651	$28,524	Term Loans	$4,238	$15,849	$20,087
Revolver	—	—	—	Revolver	—	566	566
Capital Leases	3,187	3,233	6,420	Capital Leases	2,214	2,617	4,831

Total	$5,060	$29,884	$34,944	Total	$6,452	$19,032	$25,484

8.	Income Taxes

The following table summarizes income before income taxes for the years ended December 31 (in thousands):

	2015	2014
U.S income	$5,336	$5,670
Non-U.S. income	237	540

Income before income taxes	$5,573	$6,210

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2015	2014
U.S Federal income tax expense
Current	$—	$(26)
Deferred	(1,508)	(2,273)

Total U.S. Federal income tax expense	(1,508)	(2,299)
State and local income tax expense
Current	(101)	(68)
Deferred	(256)	(315)

Total state and local income tax expense	(357)	(383)

Foreign income tax expense (benefit)
Current	35	(171)

Total income tax expense	$(1,830)	$(2,853)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2015	2014
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	5.41%	4.06%
Foreign income tax	(0.24%)	2.86%
Permanent differences	0.75%	2.06%
Research & Development Credits	(7.56%)	0.00%
Other adjustments	0.46%	2.96%

Effective income tax rate	32.82%	45.94%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2015	2014
Deferred Federal tax assets —
Bad debt reserves	$1,612	$1,618
Stock based compensation	636	383
Net operating loss	5,110	5,058
Accrued compensation	624	184
Alternative minimum tax credit	73	73
Inventories	52	44
Accrued rent	51	39
Goodwill and intangible assets	7,919	9,186
Research & Development Credits	418	—
Other Credits	3	—
Other	79	—

Total deferred Federal tax assets	16,577	16,585

Deferred Federal tax liabilities —
Depreciation and asset basis differences	(3,358)	(2,221)
Other	(364)	—

Total deferred Federal tax liabilities	(3,722)	(2,221)

Net deferred Federal tax assets	12,855	14,364
Net deferred state and local tax assets	1,390	1,644

Net deferred tax assets	$14,245	$16,008

The classification of net deferred income taxes as of December 31, 2015 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,743	$16,652	$19,395
Deferred tax liabilities	—	(5,150)	(5,150)

Net deferred tax assets	$2,743	$11,502	$14,245

The classification of net deferred tax assets as of December 31, 2014 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,252	$17,339	$19,591
Deferred tax liabilities	—	(3,583)	(3,583)

Net deferred income taxes	$2,252	$13,756	$16,008

As of December 31, 2015 the Company recognized a benefit of $0.4 million for research and development credits pertaining to the Company’s development of software that enables third parties to interact, initiate functions or review data on the Company’s system.

As of December 31, 2015 and 2014, the Company had federal and state net operating loss carryforward remaining of approximately $15.5 million and $15.3 million, respectively.

The Company’s deferred tax asset related to net operating losses (“NOLs”) is less than the actual NOLs available for tax return filings. The U.S. Federal NOL carryforwards include $0.3 million relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes for which a benefit would be recorded in APIC when realized. This portion of the NOL carryforwards is not included as a component of the Company’s deferred tax asset. Therefore, the Company did not recognize the benefit of tax deductions allowed for stock option exercises in excess of compensation expense recognized for financial reporting purposes, because the Company has NOL carryforwards available and it did not reduce income tax payable.

The U.S. Federal net operating losses can be used for a 20-year period, and if unused, will begin to expire in 2028. The state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2016, though a substantial portion expires beyond 2017. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is described in more detail below.

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

The Company had no uncertain tax positions for the years ended December 31, 2015 and 2014.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2012 through 2015 are subject to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2011 through 2015 are subject to examination by the Canada Revenue Agency. There are currently no tax audits ongoing.

During the fourth quarter of 2015, the Company completed an update to its analysis of past ownership (as defined under Section 382 of the Code), and as a result, the Company believes that, consistent with previously completed analyses, it has not experienced an ownership change since December 31, 2010. The Company has undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). The Company’s federal net operating loss carryforwards of approximately $15.5 million will begin to expire in various years beginning in 2028.

9.	Commitments and Contingencies

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

The Company had approximate minimum future operating lease commitments, mainly related to its leased facilities, for the years ending December 31 (in thousands):

2016	2017	2018	2019	2020	2021 and thereafter
$1,006	$837	$677	$513	$178	$1,120

Lease expense for the years ended December 31, 2015 and 2014 was $1.0 million and $0.6 million, respectively.

10.	Share-based Compensation

All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in selling expenses and general and administrative expenses, based upon the department to which the associated employee or non-employee resides.

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options and restricted stock awards were made available to certain employees, directors and others approved by the Company’s Board of Directors (the “Board) or Compensation Committee. Stock options are granted at, or above, fair market value and generally expire in three to ten years from the grant date. Restricted stock awards are granted at the fair market value on the date of grant and generally become exercisable over a period of up to four years. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Stock options and restricted stock awards are issued from shares under one of the Company’s plans described below. Grants may be made in the form of stock options, restricted stock units or unrestricted common stock.

On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provides for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of December 31, 2015, a total of 1.0 million common shares remained available for future grant under the 2014 Plan. The 2014 Plan replaced our 2007 Stock Incentive Plan (the “Plan”) and provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan. As of December 31, 2015, the Plan is no longer in effect other than for stock options that were previously granted and remain outstanding. Options representing approximately 0.5 million and rights representing approximately 0.1 million remain outstanding under this plan. Restricted stock awards currently outstanding under the 2007 Plan will remain outstanding in accordance with the terms of that plan.

During the years ended December 31, 2015 and 2014, the Company granted restricted shares and stock options under the Plan and 2014 Plan.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2015 and 2014, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees’ tax withholding obligations. For the years ended December 31, 2015 and 2014, respectively, the Company received 0.1 million of shares from employees for tax withholding obligations.

Restricted Shares

During the years ended December 31, 2015 and 2014, the Company granted 0.1 million and 0.0 million restricted shares, respectively, which vest over a three or four year period only if the participants remain employed by the Company through the vesting date. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

	Number of shares (In thousands)	Weighted average grant date fair value	Aggregate fair value (In thousands)
Unvested at December 31, 2013	454	$1.82
Granted	—	—
Vested	(128)	1.39	$347
Vested shares forgone to satisfy minimum statutory withholding	(66)	2.68	$174
Forfeitures	(4)	2.03

Unvested at December 31, 2014	256	1.78
Granted	62	2.60	$244
Vested	(83)	1.53	$71
Vested shares forgone to satisfy minimum statutory withholding	(24)	2.96
Forfeitures	(40)	1.79

Unvested at December 31, 2015	171	$2.09

As of December 31, 2015, there was $0.1 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2019.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan (“ESPP”) effective October 2014. Under the ESPP, 200,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. The following table summarizes the activity relating to the Company’s ESPP program for the year ended December 31, 2015. No shares or expenses were recorded in 2014.

2015
Shares of stock sold to employees	98,070
Compensation expense	$40,233
Weighted average fair value per ESPP award	$2.73

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

During the year ended December 31, 2015, the Company granted 0.5 million stock options, of which 0.2 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12-months. During the year ended December 31, 2014, the Company granted 0.8 million stock options, of which 0.2 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12-months. The following table details the various stock option and inducement stock option activity for the years ended December 31:

2007 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,593,334	$2.11	3.09	$53,083
Granted	245,000	2.83	1.39
Exercised	(212,949)	2.59		803,234
Exercised shares forgone to satisfy minimum statutory withholding	(38,029)	2.00
Forfeited	(992,356)	2.23

Outstanding at December 31, 2014	595,000	$2.19	1.51	$571,717

Granted	—	—	—
Exercised	(52,030)	1.64		140,368
Exercised shares forgone to satisfy minimum statutory withholding	(7,688)	1.76
Cashless exercise	(41,950)	1.70
Forfeited	(5,000)	1.93

Outstanding at December 31, 2015	488,332	$2.31	0.41	$348,415

Exercisable at December 31, 2015	416,667	$2.33

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	530,000	$2.69	5.00	$—
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	—	—

Outstanding at December 31, 2014	530,000	$2.69	5.00	$243,800

Exercisable at December 31, 2014	—	$—

Granted	470,000	2.90	3.25
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	(30,000)	2.69

Outstanding at December 31, 2015	970,000	$2.79	3.58	$222,200

Exercisable at December 31, 2015	410,903	$2.85

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

Inducement Options	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	800,000	$2.25	4.87	$156,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2014	800,000	$2.25	3.89	$720,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2015	800,000	$2.25	2.90	$616,000

Exercisable at December 31, 2015	547,916	$2.25

The following table summarizes information about stock options outstanding at December 31, 2015:

2007 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	110,000	1.50	$1.51	73,333	$1.51
$1.76 - $2.00	91,665	1.20	1.93	84,167	1.73
$2.01 - $3.00	286,667	0.36	2.71	259,167	2.69

Outstanding at December 31, 2015	488,332	0.41	$2.31	416,667	$2.33

2014 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$2.01 - $3.00	970,000	3.58	$2.79	410,903	$2.85

Outstanding at December 31, 2015	970,000	3.58	$2.79	410,903	$2.85

Inducement Options:	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	400,000	2.81	$1.75	272,916	$1.75
$2.26 - $2.75	400,000	3.01	2.75	275,000	2.75

Outstanding at December 31, 2015	800,000	2.90	$2.25	547,916	$2.25

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2015	2014
Expected volatility	50% to 54%	48% to 54%
Risk free interest rate	0.25% to 0.66%	0.25%
Expected lives at date of grant (in years)	4.43	2.39
Weighted average fair value of options granted	$2.90	$2.83

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2015	2014
Restricted share expense	$107	$218
Stock option expense	889	358

Total stock-based compensation expense	$996	$576

Common Share Repurchase Program

Stock repurchases may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as our management deems to be appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, financing and regulatory requirements, as well as other market conditions. The program does not require us to repurchase any specific number of shares or to complete the program within a specific period of time. During the years ended December 31, 2015 and 2014, the Company did not repurchase any shares in the open market.

11.	Employee Benefit Plans

The Company has defined contribution plans in which the Company makes matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2015 and 2014, the Company’s matching contributions totaled $0.7 million and $0.6 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Eric K. Steen, our Chief Executive Officer (“CEO”), and Jonathan P. Foster, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of the CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2015 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted Average Exercise Price of options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a))(3) (c)
Plan Category:
Equity compensation plans approved by security holders: (1)
2007 Plan *	597	$2.21	—
2014 Plan	1,032	2.78	968
Equity compensation plans not approved by security holders (2)	800	2.25	—

Total	2,429	$2.47	968

*	As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 488k and rights representing approximately 109k remain outstanding under this plan.
(1)	This amount includes 0.2 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 1.5 million shares of common stock issuable upon the exercise of vested stock option awards.
(2)

We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the thirty-six months thereafter, and (iii) the options will expire on the tenth anniversary of their grant date. Under the terms of our CEO’s Employment Agreement, effective as of April 1, 2013, as amended January 18, 2016, in the event that our CEO is involuntarily terminated by us without cause or our CEO resigns for good reason, in each case, within two months prior to, or 12 months following, a change in control of the Company, his options will immediately vest and become exercisable. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three (3) anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated (x) by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and (y) otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2.0 million shares authorized as part of our 2014 Annual Shareholder Meeting held in May 2014 less 1.0 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Annual Report on Form 10-K:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

Reference is made to the accompanying Exhibit Index immediately following the signature page to this Annual Report on Form 10-K. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Exhibit Index as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 31, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 0-51902) filed on March 3, 2009).

10.3	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 26, 2012).

10.4	Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013). †

10.5	Amendment Number One to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.6	Amendment Number Two to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of May 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.7	Credit Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.8	Pledge and Security Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

Exhibit Number	Description of Document

10.9	Patent and Trademark Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.10**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.11	Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, dated and effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32050) filed on July 8, 2013).

10.12**	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.13	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Erik K. Steen, effective January 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-35020) filed on January 21, 2016).

10.14**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.15**	Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Eric K Steen, dated as of March 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 5, 2014).

10.16	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.17	First Amendment to Lease by and between College K, LLC and First Biomedical, Inc., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 1, 2014).

10.18**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

10.19**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc., and Mike McReynolds, dated as of April 29, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 29, 2014.

10.20**	InfuSystem Holdings, Inc. 2014 Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 13, 2014.

10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.22*	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, effective March 8, 2016.

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on January 17, 2006).

Exhibit Number	Description of Document

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Management contract or compensatory plan, contract or arrangement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 9, 2016	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 9, 2016	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 9, 2016		/s/ JONATHAN P. FOSTER
Jonathan Foster
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 9, 2016		/s/ GREGG LEHMAN
Gregg Lehman
Chairman of the Board Director

Date: March 9, 2016		/s/ DAVID DREYER
David Dreyer
Director

Date: March 9, 2016		/s/ RYAN MORRIS
Ryan Morris
Director

Date: March 9, 2016		/s/ JOSEPH WHITTERS
Joseph Whitters
Director

Date: March 9, 2016		/s/ WAYNE YETTER
Wayne Yetter
Director