Form 10-K/A
period 2015-12-31
InfuSystem Holdings, Inc
filed 2016-04-28
CIK 1337013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $64,370,857. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of April 25, 2016 was 22,623,987.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. (“InfuSystem,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The table set forth below lists the names and ages of each of the six members of the Board of Directors and the position and office that each currently holds with the Company. Each director serves a one-year term, and will hold office until the next annual meeting of shareholders and such director’s successor has been elected and qualified or such director’s earlier death, resignation or removal.

Name	Age	Position
David Dreyer	59	Director

Gregg Lehman	68	Director, Chairman of the Board

Ryan Morris	32	Director

Eric Steen	59	Director, President and Chief Executive Officer

Joseph Whitters	58	Director

Wayne Yetter	70	Director

David Dreyer (Director). David Dreyer has been a member of the Company’s Board of Directors since April 2008. Mr. Dreyer has served as Chief Financial Officer of Biolase, Inc., (NASDAQ: BIOL) a global medical device company since March 2015. He served as Chief Financial Officer, Chief Operating Officer and Secretary of Patient Safety Technologies (OTCBB: PSTX), a seller of medical patient safety products, from October 2010 to December 2014, including leading its sale to Stryker, Inc. (NYSE: SYK) for $120 million in March 2014. Previously, Mr. Dreyer was Chief Financial Officer of Alphastaff Group, Inc., a human resource outsourcing company, from August 2009 to September 2010. Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of AMN Healthcare Services, Inc. (NYSE: AHS) from September 2004 to August 2009, and Treasurer from 2006 to August 2009. During Mr. Dreyer’s tenure, AMN grew to become the leader in healthcare staffing for physicians, travel nurses, and allied travel, doubling its revenue to $1.2 billion in 4 years. From 1997 through 2004, Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of Sicor, Inc. (formerly NASDAQ: SCRI), a manufacturer of complex pharmaceuticals with operations in the United States, Italy, Mexico, Lithuania, China and Switzerland, which was acquired by Teva Pharmaceutical Limited. Mr. Dreyer led the sale of Sicor, Inc. to Teva Pharmaceutical, Ltd. for $3.4 billion in January 2004. Prior to joining Sicor, Mr. Dreyer served in related senior financial management positions within the pharmaceutical industry, working for Elan Corporation plc, Athena Neurosciences and Syntex. Mr. Dreyer, a Certified Public Accountant in California, also serves on the Board of Directors of Diplomat Pharmacy Inc. (NYSE: DPLO) and chairs its Audit and Compensation Committees.

Mr. Dreyer brings to the Company and the Board of Directors almost 30 years of accounting, financial, compliance and operating experience and expertise in the pharmaceutical, healthcare staffing, medical device, diagnostic and hospital administration industries.

Gregg Lehman (Director; Chairman of the Board). Gregg Lehman has been a member of the Company’s Board of Directors since May 8, 2014. Dr. Lehman is a nationally recognized leader in population health management and has more than 28 years’ experience in the health care industry. Dr. Lehman has served as Chief Executive Officer of EB Employee Solutions, LLC, a healthcare insurance agency and third party administrator, since May 2014. Dr. Lehman was previously President and Chief Executive Officer of MGC Diagnostics Corporation, a leading cardio-respiratory diagnostic company from July 2011 until May 2014. Dr. Lehman served as President and Chief Executive Officer of Health Fitness Corporation, a population health management company based in Minneapolis, MN, from 2007 through 2010. Dr. Lehman has held numerous senior-level executive and governance positions in the medical and education industries including President and Chief Executive Officer of INSPIRIS, Inc., a Nashville-based specialty care medical management company. Dr. Lehman also was President and Chief Executive Officer of Gordian Health Solutions, Inc., a health management company, and President and Chief Executive Officer of the National Business Coalition on Health (NBGH) in Washington, D.C., and as President of Taylor University in Indiana. Dr. Lehman currently serves on the Executive Committee of the Washington, D.C.-based Care Continuum Alliance and has worked with the Health Care Purchasing Institute through Academy Health, the eHealth Initiative, the National Quality Forum, the National Patient Safety Foundation, and other purchasing/quality organizations that promote value-based purchasing and market-based reform. Dr. Lehman has a Doctorate and a Master of Science degree in higher education administration, with a minor in finance and economics from Purdue University and a Bachelor of Science in business management and marketing from Indiana University.

Dr. Lehman brings almost 40 years of experience in senior management positions with healthcare corporations and the management expertise and leadership abilities developed during his service in senior executive roles.

Ryan Morris (Director). Ryan Morris has been a member of the Company’s Board of Directors since April 24, 2012. Mr. Morris is the Managing Member of Meson Capital Partners LLC (“Meson LLC”), a San Francisco-based investment manager, which he founded in February 2009. Mr. Morris served as Executive Chairman and was Chairman of the Board of Directors of the Company from May 2014 through May 2015. Mr. Morris currently serves on the Board of Directors of Sevcon, Inc. (NYSE MKT: SEV) since December 2013 and previously served on the Board of Directors of Lucas Energy (NYSE MKT: LEI) from October 2012 to October 2014 and served as Chairman of the Board from December 2012 to November 2013. From June 2011 through July 2012, Mr. Morris served as a member of the Equity Committee responsible for maximizing value to the stockholders of the former HearUSA, Inc. Prior to founding Meson LLC, in July 2008, he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank. Mr. Morris has a Bachelor of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University, and holds the Chartered Financial Analyst designation.

Mr. Morris brings extensive investment experience as both a founder of an operating company and an investment partnership, and as an active investor in smaller reporting companies.

Eric K. Steen (Director; Chief Executive Officer and President). Eric Steen has been a member of the Company’s Board of Directors since April 1, 2013. Mr. Steen has served as Chief Executive Officer and President of the Company since April 1, 2013. Prior to his service as Chief Executive Officer and President of the Company, Mr. Steen served as the principal of Eric K. Steen & Associates, a consulting business providing services to medical device and pharmaceutical companies, from February 2012 to March 2013. Prior to forming Eric K. Steen & Associates, Mr. Steen was President of Central Admixture Pharmacy Services, where he turned a start-up company into a successful $150 million pharmacy services organization with 25 locations. Mr. Steen was employed at Central Admixture Pharmacy Services from 1992 to 2012, and served as President starting in 1997. Mr. Steen concurrently served as the Chief Marketing Officer of B. Braun Medical Inc., a $1.5 billion organization offering infusion therapy and pain management products and services. Mr. Steen was employed at B. Braun Medical Inc. from 1997 to 2012. Mr. Steen began his career in sales and operations management at American Hospital Supply Corp., where he was employed from 1978 to 1983, and at Baxter Healthcare (NYSE: BAX), where he was employed from 1983 to 1992. Mr. Steen earned a Master of Business Administration degree from Arizona State University and a Bachelor of Science Degree in Business Administration from San Diego State University.

Mr. Steen has considerable leadership experience in sales, marketing, business development, operations and finance, including in the medical device and pharmaceutical industries.

Joseph Whitters (Director). Joseph Whitters has been a member of the Company’s Board of Directors since April 24, 2012. Mr. Whitters has been an Advisor to Frazier Health Care, a venture capital and private equity firm, since 2005. From 1986 to January 2005, Mr. Whitters was employed in various capacities with First Health Group Corp. (formerly NASDAQ: FHCC), a nearly $2 billion market capitalization managed healthcare company serving the group health, workers compensation, and state agency markets, including as Chief Financial Officer and Executive Vice President. Prior to joining First Health in 1986, he served as Controller for United HealthCare Corp. In January 2013, he joined the board of directors of PRGX Global, Inc., a business service enterprise, where he also serves on the Compensation Committee and Audit Committee. In 2016, Mr. Whitters joined the board of directors of Air Methods Corporation, an air medical transportation company. Previously, he served on the boards of directors and the audit committees of various public companies including Omnicell (NASDAQ: OMCL), Mentor Corporation (formerly NYSE: MNT), Solexa (formerly NASDAQ: SLXA), and Luminent Mortgage (formerly NYSE: LUM). Mr. Whitters has also been an advisor or board member with several private companies. Mr. Whitters began his career in public accounting with Peat Marwick and has a Bachelor’s of Arts in accounting degree from Luther College in Iowa. Mr. Whitters is a certified public accountant.

Mr. Whitters brings almost 20 years of experience in senior financial management positions with healthcare corporations, extensive public company board experience, and the financial expertise and leadership abilities developed during his service in a senior finance role at a large, national health benefits company.

Wayne Yetter (Director). Wayne Yetter has served a member of the Company’s Board of Directors since September 2005 and as the Chairman of the Board for the duration of the Company’s Special Committee in 2013. He served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp., from September 2005 to August 2008. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. Mr. Yetter has built and led a variety of multi-million dollar businesses and pharmaceutical operations for some of the largest companies in the world. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and Chief Executive Officer. Under his leadership, Astra Merck’s product, Prilosec, grew to be the #1 pharmaceutical product in the United States at the time. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and Chief Executive Officer of the United States pharmaceutical business. In 1999, he joined IMS (formerly NYSE: RX) and later led its spinout company, Synavant (formerly NASDAQ: SNVT), where he was Chairman and Chief Executive Officer for three years before Synavant merged with Dendrite International in 2003. He also served as an advisor to Alterity Partners from 2003 until 2004. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc. (formerly NASDAQ: TKTX), which was acquired by Shire Pharmaceuticals, and

Chairman of the Board for Noven Pharmaceuticals, Inc. (formerly NASDAQ: NOVN). In addition, Mr. Yetter also has served as the Lead Independent Director of Matria Healthcare (formerly NASDAQ: MATR) and as Chairman of the Board of NuPathe, Inc. (formerly NASDAQ: PATH), which was acquired by Teva in February of 2014. Mr. Yetter currently serves on the Board of Directors of Special Diversified Opportunities Inc. (SDOI), formerly Strategic Diagnostics Inc. (NASDAQ: SDIX).

Mr. Yetter’s experience serving on several public company boards of directors and as an officer of other companies in the healthcare industry is deemed particularly valuable to the Company.

Executive Officers

The Company’s executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, and hold office until such officer’s successor is elected and qualified or until such officer’s earlier death, resignation or removal. Set forth below are the names and certain biographical information regarding the Company’s executive officers.

Name	Age	Position
Eric K. Steen (1)	59	President and Chief Executive Officer, Director

Jonathan P. Foster	52	Executive Vice President and Chief Financial Officer

Michael McReynolds	47	Executive Vice President and Chief Information Officer

Janet Skonieczny	58	Executive Vice President, Chief Operating Officer, Compliance Officer and Privacy Officer

Sean W. Schembri	42	Executive Vice President, General Counsel and Corporate Secretary

(1)	See “Directors” for biographical information regarding Mr. Steen.

Jonathan P. Foster

Jonathan P. Foster has served as the Company’s Chief Financial Officer since March 2012 and Executive Vice President since November 2014. Mr. Foster has held a variety of executive and senior financial positions with public and private companies. From 2011 to 2012, Mr. Foster served as Interim Director of Finance & Accounting for LSG Sky Chefs USA, Inc., in Dallas, Texas, an airline catering company and a subsidiary of LSG Lufthansa Service Holding AG, headquartered in Germany. From 2000 to 2011, Mr. Foster served as majority owner and President of United Credit, Inc. and as founder and Chief Executive Officer of two other companies focused on the consumer finance and collateral protection insurance markets, Advance Today, LLC, and Furobos Reinsurance Ltd. Mr. Foster was the Chief Financial Officer and Executive Vice President of Drypers Corporation, a global consumer products company with operations in North and South America, Asia, and Europe, from 1996 to 2000. From 1991 to 1996, Mr. Foster served as Chief Financial Officer of Dickson Weatherproof Nail Company, a private company based in Houston and Chicago, and in controller and treasurer positions with divisions of Schlumberger Ltd. Mr. Foster began his accounting career in 1985 with the Enterprise Group of Deloitte & Touche LLP in Charlotte, North Carolina, and later became a manager in their Middle Market Group in Atlanta, Georgia. Mr. Foster is a Certified Public Accountant in South Carolina and is a member of the AIPCA, from which he received a Chartered Global Management Accountant designation. Mr. Foster earned his B.S. in Accounting from Clemson University. Mr. Foster has served on the Board of Directors for the Easley Baptist Hospital Foundation from 2006 to 2012 and has also served in public office as a member of the Board of Financial Institutions, which is responsible for regulating state chartered banks and other state chartered financial institutions, for the State of South Carolina from 2006 to 2012.

Janet Skonieczny

Janet Skonieczny became the Company’s Chief Operating Officer in January 2013 and Executive Vice President in November 2014. Prior to 2013, she served as the Company’s Vice President of Operations, Compliance Officer and Privacy Officer since November 2007 and as Vice President of Operations of InfuSystem, Inc., the Company’s wholly-owned subsidiary, since 1998. Further, she served as the Company’s Corporate Secretary from 1997 to May 2012. During her tenure, she has facilitated the development and implementation of third party billing programs, assisted in the integration of those programs with inventory and tracking systems and led the development and implementation of the Company’s Compliance and Privacy Programs. From 1988 until 1994 she was Office Manager, and from 1990 until 1998 Operations Manager for Venture Medical, a predecessor company to InfuSystem, Inc., which commenced business operations in 1988. At Venture Medical, she played key managerial roles in several business, including Nova Healthcare Industries, a manufacturer and designer of speculum sheath protectors used in gynecologic procedures, Medical Reimbursement Solutions, a third-party billing company that formatted and transmitted billing claims on behalf of infusion centers, physicians and hospitals and Aventric Medical, Inc., a Midwest distributor of high-tech equipment such as pacemakers, cardiac imaging devices and drug delivery systems. Ms. Skonieczny has an Associates in Science (AS) degree from Ferris State University and also is certified as a Cardiovascular Technologist (CCVT).

Michael McReynolds

Michael McReynolds has served as the Company’s Chief Information Officer since April 2013 and Executive Vice President since November 2014. Prior to this appointment, Mr. McReynolds served as President of OxiArmor, LLC, a nationwide provider of solutions-based antimicrobial service that offers new technology within Infection Control to healthcare, commercial and residential markets from 2012 to 2013. Prior to that Mr. McReynolds served as Chief Information Officer of RecoverCare, LLC, a nationwide provider of Bariatric Support Surfaces, Therapeutic Support Surfaces, Wound Care and Safe Patient handling Equipment, from 2006 to 2011, where he facilitated the development of a web based Wound Tracking Software and integrated multiple large clients with EDI ordering and billing. Mr. McReynolds earned his B.S. in Business Administration from Emporia State University.

Sean W. Schembri

Sean W. Schembri has served as the Company’s General Counsel and Corporate Secretary since August 2014 and Executive Vice President since November 2014. From January 2010 until joining the Company in August 2014, Mr. Schembri was the Managing Counsel and Chief Compliance Officer of Euronet Worldwide, Inc. (NASDAQ: EEFT). From 2008 until joining Euronet, Mr. Schembri served as Senior Director and Assistant General Counsel of Noven Pharmaceuticals, Inc. (formerly NASDAQ: NOVN) through its acquisition and privatization by Hisamitsu Pharmaceutical Co., Inc. Mr. Schembri also served as Senior Counsel to Euronet from 2006 through 2008 and was Senior Counsel to General Electric’s former reinsurance business from 2005 through 2006. Prior to moving in-house with GE in 2005, Mr. Schembri practiced with international law firms, including the firms now known as Squire Patton Boggs, Dentons and K&L Gates. Mr. Schembri earned a B.A. in History from the College of William & Mary, J.D. and M.B.A. degrees from the University of Missouri, while completing each degree at Tulane University, and an LL.M. in International Commercial and Corporate Law from the University of London/London School of Economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms prepared by it or received by it with respect to the fiscal year ended December 31, 2015, all reports were filed on a timely basis, except for the following late filings: (i) a Form 4 filed on behalf of Ms. Skonieczny on March 16, 2015 reporting one transaction, (ii) a Form 4 filed on behalf of Mr. Lehman on June 11, 2015 reporting the purchase of 18,000 shares in multiple transactions on four separate days, and (iii) a Form 4 filed on behalf of Mr. Steen on November 20, 2015 reporting the purchase of 5,280 shares in multiple transactions on a single day.

Code of Conduct and Business Ethics

The Company also has a Code of Business Conduct and Ethics Policy applicable to the Chief Executive Officer, Chief Financial Officer and principal accounting officer, and other financial professionals. The Code of Business Conduct and Ethics Policy is available on the “Governance” page of our website at www.infusystem.com. Only the Board of Directors can amend or grant waivers from the provisions of the Company’s Code of Ethics, and any such amendments or waivers will be posted promptly at www.infusystem.com. To date, no such amendments have been made or waivers granted.

Audit Committee

The Audit Committee is composed entirely of Independent Directors. The following individuals are the current members of the Audit Committee: Messrs. Whitters, Dreyer and Yetter. Mr. Whitters serves as Chairman of the Audit Committee. The Audit Committee is responsible for meeting with the Company’s independent registered public accounting firm regarding, among other issues, audits and adequacy of the Company’s accounting and control systems. The Audit Committee held four meetings during the fiscal year ended December 31, 2015.

The Board of Directors has determined that each of Messrs. Dreyer and Whitters qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”). The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on the Company’s website at www.infusystem.com.

ITEM 11. EXECUTIVE COMPENSATION

Smaller Reporting Company Status

The Company is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a “smaller reporting company,” the Company is permitted to provide the scaled disclosure required by Items 402(m)-(r) of Regulation S-K in lieu of the more extensive disclosure required of other reporting companies.

Summary Compensation Table

The following table sets forth the compensation of the named executive officers of the Company for the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Eric K. Steen
President and Chief Executive Officer (3)	2015	$326,366	$222,031	$43,332	$—	$22,518	$614,247
	2014	$300,000	$207,000	$—	$51,772	$96,987	$655,759
Jonathan P. Foster
EVP and Chief Financial Officer (3)	2015	$264,467	$118,362	$34,666	$—	$19,755	$437,250
	2014	$259,467	$108,738	$—	$122,185	$16,452	$506,842
Janet Skonieczny
EVP and Chief Operating Officer,
Compliance Officer, Privacy Officer	2015	$260,981	$116,475	$17,332	$21,144	$33,997	$449,929
	2014	$255,769	$107,305	$—	$—	$27,510	$390,584

(1)	In accordance with the SEC’s disclosure rules, included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of stock awards and option awards made during the respective fiscal years computed in accordance with FASB ASC Topic 718. The measurement objective of FASB ASC Topic 718 is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as in the case of stock options the expected volatility at the grant date. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to the Consolidated Financial Statements in the Original 10-K Filing.
(2)	The Company matches all of an employee’s 401(k) contribution up to a maximum of 5% of a participant’s eligible salary, or certain statutory limits. All Other Compensation for 2015 consists of the following: (i) for Mr. Steen, $1,290 for life insurance benefits, $12,115 for vacation pay-out, $8,113 for 401(k) match and $1,000 for employer paid health savings account; (ii) for Mr. Foster, $593 for life insurance benefits, $10,146 for vacation pay-out and $9,016 for 401(k) match; and (iii) for Ms. Skonieczny, $9,600 for an automobile allowance, $10,053 for vacation pay-out, $1,094 in life insurance benefits and $13,250 for 401(k) match. All Other Compensation for 2014 consists of the following: (i) for Mr. Steen, $1,290 for life insurance benefits, $70,091 and $14,982 for relocation assistance, $1,000 for employer paid health savings account and $9,624 for 401(k) match; (ii) for Mr. Foster, $580 for life insurance benefits, $9,987 for vacation pay-out and $5,885 for 401(k) match; and (iii) for Ms. Skonieczny, $9,856 for vacation pay-out, $6,461 for an automobile allowance, $1,068 in life insurance benefits and $10,125 for 401(k) match.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2015:

	Option Awards:				Stock Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Eric K. Steen	—	—	$—		16,666	$50,331
	35,000	25,000	$3.00	03/06/19	—	$—
	206,350	93,650	$1.75	04/01/23	—	$—
	275,000	125,000	$2.75	04/01/23	—	$—
Jonathan P. Foster	—	—	$—		13,333	$40,266
	47,222	52,778	$2.67	07/02/19	—	$—
Janet Skonieczny	—	—	$—		6,666	$20,131
	73,333	36,667	$1.51	01/02/16	6,649	$20,944

(1)	Represents unvested restricted stock units, each representing a contingent right to receive one share of the Company’s Common Stock, multiplied by $3.02, the closing price of the Company’s Common Stock on December 31, 2015, as quoted by the NYSE MKT.
(2)	At December 31, 2015, Mr. Steen owned 16,666 restricted stock units, which vest in four equal annual installments beginning March 11, 2016. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2015, Mr. Steen owned: (i) unvested options to purchase 25,000 shares of Common Stock, which vest in fifteen equal remaining monthly installments on the sixth day of each month; (ii) unvested options to purchase 93,750 shares of Common Stock, which vest in fifteen equal remaining monthly installments on the first day of each month; and (iii) unvested options to purchase 125,000 shares of Common Stock, which vest in fifteen equal remaining monthly installments on the first day of each month.
(3)	At December 31, 2015, Mr. Foster owned 13,333 restricted stock units, which vest in four equal annual installments beginning March 11, 2016. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2015, Mr. Foster owned unvested options to purchase 52,778 shares of Common Stock, which vest in nineteen equal remaining monthly installments on the second day of each month.
(4)	At December 31, 2015, Ms. Skonieczny owned 6,666 restricted stock units, which vest in four equal annual installments beginning March 11, 2016. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2015, Ms. Skonieczny owned unvested options to purchase 36,667 shares of Common Stock, which vested on January 1, 2016.

Agreements with Mr. Steen

Pursuant to an Employment Agreement (the “Steen Employment Agreement”) effective as of April 1, 2013, Mr. Steen was named Chief Executive Officer and is entitled to receive (i) a base salary of $300,000 for the agreement’s initial term of 12 months (the “Initial Term”) and (ii) an annual performance bonus of up to 75% of his base salary, or $225,000 in the Initial Term, based upon satisfaction of performance objectives to be developed by the Compensation Committee. Mr. Steen is also eligible for additional discretionary bonuses based on the achievement of certain specified goals established by the Compensation Committee. After the Initial Term, the Steen Employment Agreement renews automatically for additional 12-month terms, unless earlier terminated. Pursuant to the Steen Employment Agreement, Mr. Steen is also eligible for additional option grants as determined by the Compensation Committee. Mr. Steen is subject to a two-year non-solicitation provision for soliciting customers or employees or diverting business from the Company and a two-year non-competition provision for employment with or participation in a competitive business in the United States, Canada, Mexico or other country in which the Company has conducted business, the latter of which may be extended by one year if the Company pays his annual base salary as of the date of his termination of service. The Steen Employment Agreement contains customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification provisions applicable to the duration of Mr. Steen’s employment and thereafter.

Under the Steen Employment Agreement, Mr. Steen’s employment will terminate immediately upon his death or permanent disability. Mr. Steen would be entitled to (i) the unpaid base salary earned for services rendered through the date of his death or permanent disability, (ii) any accrued but unpaid incentive compensation earned in the previous year (“Bonus Amount”) as of the date of his death or permanent disability, (iii) the accrued but unpaid paid time off (“PTO”) earned through the date of his death or permanent disability, and (iv) the limited death, disability, and/or income continuation benefits. The Company must provide Mr. Steen with six months advance notice of an involuntary termination of Mr. Steen’s employment other than for cause. In the event Mr. Steen is involuntarily terminated by the Company without “cause” (as defined in the Steen Employment Agreement), Mr. Steen will be entitled to receive (i) the unpaid base salary earned for services rendered through the date of such termination, (ii) any accrued and unpaid Bonus Amount, (iii) the accrued but unpaid PTO, (iv) unreimbursed amounts to which he is entitled to reimbursement under the Steen Employment Agreement, and (v) a severance payment, in an aggregate amount equal to six months of Mr. Steen’s then-current base salary.

Mr. Steen further received, pursuant to the terms of an Inducement Stock Option Agreement by and between the Company and Mr. Steen, dated as of April 1, 2013 (the “Inducement Stock Option Agreement”), 700,000 inducement stock options outside the Company’s 2007 Stock Incentive Plan (the “2007 Equity Plan”), of which 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75 (all options granted to Mr. Steen pursuant to the Inducement Stock Option Agreement, the “Inducement Options”). The Inducement Options were granted on April 1, 2013 and will vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining Inducement Options vesting pro rata monthly in the 36 months thereafter. The Inducement Options will expire on the tenth anniversary of their grant date. Additionally, in the event of Mr. Steen’s involuntary termination by the Company without “cause,” the vesting of the Inducement Options that would have otherwise vested in the twelve months following the date of termination will accelerate and become exercisable for a period of three months. If Mr. Steen dies while the Inducement Options are outstanding, then the personal representative or beneficiary under his will or in accordance with the laws of inheritance will have the right to exercise vested Inducement Options until the expiration date of the Inducement Options or for 12 months, whichever is earlier. If Mr. Steen becomes permanently disabled, he will have until the expiration date of the Inducement Options or a period of 12 months to exercise vested Inducement Options, whichever is earlier. If Mr. Steen terminates his employment with the Company voluntarily, unvested Inducement Options will immediately terminate and cease to be exercisable and Mr. Steen will have until the expiration date of the Inducement Options or a period of three months to exercise vested Inducement Options, whichever is earlier. If Mr. Steen is terminated for “cause,” he will be entitled to receive any (i) unpaid base salary earned for services rendered through the date of his termination, (ii) accrued but unpaid Bonus Amount as of the date of his termination, (iii) accrued but unpaid PTO earned through the date of his termination, and (iv) unreimbursed relocation expenses. If Mr. Steen is terminated for “cause,” the Inducement Options will terminate immediately, whether or not then exercisable. The vesting of the Inducement Options may also be accelerated by the Compensation Committee, in its sole discretion.

On March 6, 2014, the Compensation Committee granted Mr. Steen options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share. The options vest in equal monthly installments over a three-year period, expire after five years and are otherwise exercisable in accordance with the Company’s 2007 Equity Plan. On March 6, 2014, the Compensation Committee of the Board of Directors also approved and authorized the Company to reimburse Mr. Steen up to an additional $75,000 for relocation expenses, representing a total reimbursement right of up to $95,000.

On March 11, 2015, the Compensation Committee granted Mr. Steen 16,666 restricted stock units which vest in four equal annual installments beginning March 11, 2016. The grant was made under the Company’s 2014 Amended and Restated Stock Incentive Plan (the “2014 Equity Plan”). Each unit represents a contingent right to receive one share of the Company’s Common Stock and settlement of the underlying shares of Common Stock will occur on each vesting date.

On January 18, 2016, the Company and Mr. Steen entered into an Amendment to the Steen Employment Agreement (the “Steen Amendment”), which was recommended by the Compensation Committee of the Board and ratified and approved by the Board to ensure that the Steen Employment Agreement, as amended by the Steen Amendment, contains appropriate market-based terms not previously set forth in the Steen Employment Agreement.

The Steen Amendment amends the Steen Employment Agreement to provide for a three month advance notice period and 12 month severance period in the event of an “involuntary termination” (as defined in the Steen Employment Agreement) by the Company or a “good reason termination” (as defined in the Steen Amendment) by Mr. Steen. The Steen Amendment also provides Mr. Steen with a three month advance notice period and an 18 month severance period in the event of a “change of control termination” (as defined in the Steen Amendment). In the event of an “involuntary termination,” “good reason termination” or “change of control termination,” Mr. Steen’s termination would be effective following expiration of the applicable advance notice period, and Mr. Steen would then be eligible to receive, (i) any earned, but unpaid base salary, (ii) any accrued, but unpaid Bonus Amount, (iii) any accrued, but unpaid PTO, (iv) unreimbursed business expenses, (v) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Steen during the applicable severance period, (vi) any target Bonus Amount to which Mr. Steen would otherwise be entitled if employed during the applicable severance period, and (vii) continuation of COBRA health benefits during the applicable severance period. The Company’s obligation to pay the foregoing amounts would be contingent upon Mr. Steen’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates, and the Company’s obligation to pay the foregoing amounts set forth in clauses (v), (vi) and (vii) would be contingent upon Mr. Steen’s continued performance of his post-termination obligations under the Steen Employment Agreement, including obligations relating to non-disclosure, non-competition, non-disparagement, Company intellectual property and transition assistance.

Additionally, the Steen Amendment provides a “double-trigger” mechanism in the event of a “change of control termination,” pursuant to which Mr. Steen’s unvested equity awards will immediately vest. The Steen Amendment further provides that Mr. Steen shall abide by the terms of any “clawback” policy adopted by the Board.

Except as summarized above, the Steen Employment Agreement remains materially unchanged.

Agreements with Mr. Foster

Pursuant to an Employment Agreement (the “Foster Employment Agreement”) effective September 1, 2013, Mr. Foster is entitled to receive the following for his services as Chief Financial Officer: (i) an annual base salary of $257,000 initially, subject to increase in the discretion of the Company; (ii) employment benefits generally available to other Company employees; and (iii) reimbursement for business-related and continuing professional education expenses.

Under the Foster Employment Agreement, Mr. Foster is entitled to participate in an Incentive Compensation Plan (the “Incentive Plan”), pursuant to which he will have the opportunity to earn an annual cash bonus equal to 50% of his then-current base salary with a target based on the Company’s satisfaction of EBITDA and revenue performance goals determined by the Compensation Committee and Mr. Foster’s achievement of individual performance objectives relating to his position and established by the Company’s Chief Executive Officer. Assuming his achievement of threshold individual objectives, Mr. Foster’s actual cash bonus under the Incentive Plan will depend on the Company’s achievement in relation to the established corporate targets, ranging from 25% of his then-current base salary at 80% achievement of the corporate targets, to 75% of his then-current base salary at 120% achievement of the corporate targets.

Also under the Incentive Plan, Mr. Foster will have the opportunity to earn, under a long term incentive plan, a cash bonus at the end of three years, and then each year thereafter (based on corporate performance over the three previous years), an annual cash bonus of a target of 50% of his then-current base salary based on satisfaction of three-year Company operating performance goals established by the Compensation Committee. Mr. Foster’s actual cash bonus under this long term incentive plan will depend on the Company’s achievement of the three-year operating goals, ranging from 12.5% of his then-current salary at 80% achievement of the corporate targets, to 75% of his then-current base salary at 120% achievement of the corporate targets.

The Incentive Plan applies for calendar year periods. Payouts under the Incentive Plan are pro-rated for the period of service within the Incentive Plan year. While Mr. Foster is a participant in the Incentive Plan, unless otherwise agreed by the Board, he will not be eligible to participate in other bonus, incentive or commission plans offered by the Company. Mr. Foster must be employed with the Company in good standing as of the end of the plan year in order to receive an annual or long term incentive payment. The Board may amend the terms of the Incentive Plan in its sole discretion, including terminating the Incentive Plan without prior notice.

Under the Foster Employment Agreement, Mr. Foster is subject to a one-year non-solicitation provision for soliciting customers or employees or diverting business from the Company and a two-year non-competition provision for employment with or participation in a competitive business in the United States, Canada, Mexico or other country in which the Company has conducted business, the latter of which may be extended by one year if the Company pays his annual base salary as of the date of his termination of service. The Foster Employment Agreement contains customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification obligations applicable to the duration of Mr. Foster’s employment and thereafter.

In the event of a termination of Mr. Foster’s employment for any reason, Mr. Foster will receive all accrued and unpaid compensation through his date of termination and any Incentive Plan award earned, but not yet paid in respect of the immediately preceding calendar year. In the event Mr. Foster’s employment is terminated for any reason other than by the Company for “cause” (as defined in the Foster Employment Agreement), upon execution of a general release, Mr. Foster will be entitled to the continuation of his salary and health insurance benefits for a period of nine months.

On July 2, 2014, the Compensation Committee granted Mr. Foster of 100,000 options at an exercise price of $2.67 per share. The options vest in equal monthly installments over a three-year period, expire after five years and are otherwise exercisable in accordance with the 2014 Equity Plan.

On March 11, 2015, the Compensation Committee granted Mr. Foster 13,333 restricted stock units which vest in four equal annual installments beginning March 11, 2016. The grant was made under the 2014 Equity Plan. Each unit represents a contingent right to receive one share of the Company’s Common Stock and settlement of the underlying shares of Common Stock will occur on each vesting date.

On March 8, 2016, the Company and Mr. Foster entered into an Amendment to the Foster Employment Agreement (the “Foster Amendment”), which was recommended by the Compensation Committee of the Board and ratified and approved by the Board to ensure that the Foster Employment Agreement, as amended by the Foster Amendment, contains appropriate market-based terms not previously set forth in the Foster Employment Agreement.

The Foster Amendment amends the Foster Employment Agreement to provide for a three month advance notice period and nine month severance period in the event of an involuntary termination without “cause” (as defined in the Foster Employment Agreement) by the Company, a “good reason termination” (as defined in the Foster Amendment) by Mr. Foster or a “change of control termination” (as defined in the Foster Amendment). In the event of an involuntary termination without “cause,” “good reason termination” or “change of control termination,” Mr. Foster’s termination would be effective following expiration of the advance notice period, and Mr. Foster would then be eligible to receive, (i) any earned, but unpaid base salary, PTO, benefits and other compensation (except for any Incentive Plan payments, which are separately addressed below), (ii) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Foster during the severance period, (iii) any Incentive Plan bonuses or awards earned, but unpaid, for the immediately preceding year, (iv) a prorated amount of his target bonus (assuming 100% of target) under the Incentive Plan through and including the termination date, (v) unreimbursed expenses, and (vi) continuation of COBRA health benefits during the severance period. The Company’s obligation to pay the foregoing amounts set forth in clauses (ii), (iv) and (vi) would be contingent upon Mr. Foster’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates.

Additionally, the Steen Amendment provides a “double-trigger” mechanism in the event of a “change of control termination,” pursuant to which Mr. Foster’s unvested equity awards will immediately vest, and, in the case of an involuntary termination without “cause” by the Company or a “good reason termination” by Mr. Foster, the portion of Mr. Foster’s unvested equity awards scheduled to vest within six months of the termination date will immediately vest, in each of the foregoing cases, subject to Mr. Foster’s execution and delivery of the general release described above. The Foster Amendment further provides that Mr. Foster shall abide by the terms of any “clawback” policy adopted by the Board.

Except as summarized above, the Foster Employment Agreement remains materially unchanged.

Agreements with Ms. Skonieczny

Pursuant to an amended and restated Employment Agreement with Ms. Skonieczny dated January 2, 2013, Ms. Skonieczny was named Chief Operating Officer and is entitled to receive (i) an annual salary of $250,000, an annual cash bonus award of up to $125,000, with the opportunity to increase the annual bonus up to $250,000 at the Company’s discretion; (ii) options for 110,000 shares of the Company’s Common Stock pursuant to the 2007 Equity Plan, of which one-third of such options shall vest on each of the next three anniversaries of the grant date, provided she remains employed on such dates and such options will immediately vest in the event she is terminated within six months of a change in control and; (iii) customary employee benefits available to all full-time employees of the Company. Upon termination of Ms. Skonieczny’s employment by the Company without cause, Ms. Skonieczny shall be entitled to all accrued and unpaid salary, any bonus earned in the previous year, pro-rata vesting of outstanding options and restricted stock, a pro-rata bonus for the then current year, assuming full achievement of performance targets, and one year of base salary paid over one year. In the event Ms. Skonieczny’s employment is terminated other than by the Company without cause (as defined in her Employment Agreement), Ms. Skonieczny will be entitled to receive all accrued and unpaid salary, benefits and other compensation, including any bonus earned in the previous year. She will also be subject to a two-year non-competition provision and customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification obligations for the duration of her employment and thereafter.

On June 15, 2012, the Company issued Ms. Skonieczny 26,596 restricted shares of stock pursuant to the 2007 Equity Plan with a grant date stock price of $1.93. These shares vested 25% on the date of grant and the remaining shares vested on each of the three anniversaries of the grant date.

On March 11, 2015, the Compensation Committee granted Ms. Skonieczny 6,666 restricted stock units which vest in four equal annual installments beginning March 11, 2016. The grant was made under the 2014 Equity Plan. Each unit represents a contingent right to receive one share of the Company’s Common Stock and settlement of the underlying shares of Common Stock will occur on each vesting date.

Restricted Stock Unit Award Agreements

Each of the executive officers above hold restricted stock units, the terms of which are governed by restricted stock unit award agreements, unless otherwise modified by their respective employment agreements as described above. Under the terms of these agreements, in the event the grantee’s employment with the Company terminates prior the vesting of any restricted stock units, such non-vested restricted stock units will be forfeited by the grantee and no benefits will be payable with respect to such forfeited units. Notwithstanding the foregoing, in the event of a “change in control” (as defined in the agreements), the Compensation Committee will provide that any unvested restricted stock units will be assumed, or equivalent restricted stock units will be substituted (“Substitute Award”) by the acquiring or succeeding corporation (or an affiliate thereof), provided that the shares of stock issuable upon the payment of such Substitute Award constitute securities registered in accordance with the Securities Act of 1933, as amended, or such securities are exempt from such registration. In the alternative, if the securities issuable upon the payment of such Substitute Award will not meet the requirements in the preceding sentence, then the grantee will receive upon consummation of the “change in control” transaction a cash payment for the unvested restricted stock units surrendered equal to the fair market value of the consideration to be received for each share of Common Stock in the “change in control” transaction times the number of shares of Common Stock underlying the unvested restricted stock units.

Directors Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
David Dreyer (1)	$69,833	29,859	$99,692
Gregg Lehman (1)	$88,411	71,662	$160,073
Ryan Morris (1)	$80,890	29,859	$110,749
Joseph Whitters (1)	$68,485	29,859	$98,344
Wayne Yetter (1)	$72,152	29,859	$102,011

Total	$379,771	$191,098	$570,869

(1)	As part of their 2015 compensation package, each independent director, with the exception of Mr. Lehman who received options to purchase 60,000 shares of the Company’s Common Stock as Chairman, received options to purchase 25,000 shares of the Company’s Common Stock. Further, the options were granted on the date of the annual meeting of stockholders on May 13, 2015, and such options were granted pursuant to the 2014 Equity Plan with an exercise price equal to 110% of the trailing average closing price of the Company’s Common Stock for the five trading days prior to and including the date of grant. Such options vest monthly over a period of one year and immediately upon a change in control. In accordance with the SEC’s disclosure rules, included in the “Option Awards” columns are the aggregate grant date fair values of stock option awards made during the fiscal year computed in accordance with FASB ASC Topic 718. The measurement objective of FASB ASC Topic 718 is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when directors have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility at the grant date. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to the Consolidated Financial Statements in the Original 10-K Filing. As of December 31, 2015, Messrs. Dreyer, Whitters and Yetter each had 50,000 aggregate outstanding stock options. Mr. Dreyer exercised 25,000 options on May 29, 2015, and 12,063 shares of Common Stock were withheld by the Company in satisfaction of the exercise price. Mr. Dreyer was responsible for all tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. Mr. Whitters exercised 25,000 options on August 17, 2015 and no shares of Common Stock were withheld by the Company in satisfaction of the exercise price. Mr. Whitters was responsible for all tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. Mr. Yetter exercised 25,000 options on August 25, 2015, and 16,881 shares of Common Stock were withheld by the Company in satisfaction of the exercise price and income tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. As of December 31, 2015, Mr. Morris had 85,000 aggregate outstanding stock options (of which 74,583 options were exercisable) that expire in equal installments of 60,000 on May 8, 2017 and 25,000 on May 12, 2020. As of December 31, 2015, Mr. Lehman had 110,000 aggregate outstanding stock options (of which 85,000 options were exercisable) that expire in equal installments of 50,000 on May 8, 2017 and 60,000 on May 12, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 25, 2016, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s current executive officers and directors; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
Meridian OHC Partners, LP (1)	2,451,972	10.8%
Steven Tannenbaum/Greenwood Investments, Inc. (2)	2,226,219	9.8%
Global Undervalued Securities Master Fund, L.P. (3)	2,202,249	9.7%
Sansone Advisors, LLC (4)	1,478,790	6.5%
Eric Steen (5)	789,706	3.5%
Ryan Morris (6)	620,626	2.7%
Wayne Yetter (7)	468,469	2.1%
Jan Skonieczny (8)	246,478	1.1%
David Dreyer (9)	180,434	*
Joseph Whitters (10)	218,003	*
Michael McReynolds (11)	112,500	*
Gregg Lehman (12)	130,000	*
Jonathan Foster (13)	97,911	*
Sean Schembri (14)	76,389	*
All directors and officers as a group (10 individuals) (15)	2,940,515	13.0%

*	Less than 1%
**	Based on 22,623,987 shares of Common Stock outstanding as of April 25, 2016. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2016, as well as restricted stock units which vest within 60 days of April 25, 2016 are deemed outstanding in addition to the 22,623,987 shares of Common Stock outstanding as of April 25, 2016 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(1)	Based solely on a review of Schedule 13D filed on February 12, 2016 by Meridian OHC Partners, LP. (“Meridian”), Meridian TSV II, LP (“Meridian TSV”), TSV Investment Partners, LLC (“TSV”), BlueLine Capital Partners II, LP (“Blue Line Capital”) and Blue Line Partners, LLC (“Blue Line”). Meridian has shared voting and dispositive power over 2,340,276 shares; Meridian TSV has shared voting power over 14,028 shares and shared dispositive power over 2,340,276 shares; TSV has shared voting and dispositive power over 2,354,304 shares; Blue Line Capital has shared voting and dispositive power over 97,668 shares; and Blue Line has shared voting and dispositive power over 97,668 shares. The aggregate number of shares beneficially held by these entities is 2,451,972. The business address of Meridian is 425 Weed Street, New Canaan, CT 06840.
(2)	Based solely on a review of Schedule 13G/A filed on February 12, 2016 by Steven Tannenbaum, Greenwood Capital Limited Partnership (“Greenwood Capital”), Greenwood Investments, Inc., (“Greenwood Investments”), MGPLA, L.P. and ST Partners LLC (“ST”). Greenwood Capital, ST and MGPLA each beneficially own 1,170,122, 71,480 and 616,179 shares of Common Stock, respectively. Each of Greenwood Capital, ST and MGPLA has the power to vote and dispose of the shares of Common Stock beneficially owned by it. Greenwood Investments, as the general partner of both Greenwood Capital and MGPLA, may be deemed to beneficially own 2,154,739 shares of Common Stock beneficially owned by Greenwood Capital and MGPLA. Mr. Tannenbaum, as the president of Greenwood Investments, has the power to vote and dispose of the 2,226,219 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital, MGPLA and ST is 800 Boylston Street, Suite 1450, Boston, Massachusetts 02199.
(3)	Based solely on a review of Schedule 13G/A filed on February 11, 2016 by Global Undervalued Securities Master Fund, L.P. (“Master Fund”), Kleinheinz Capital Partners, Inc. (“Kleinheinz”), and John Kleinheinz. The Master Fund, Kleinheinz and Mr. Kleinheinz each have shared voting and dispositive power over 2,202,249 shares. The business address of the Master Fund, Kleinheinz and Mr. Kleinheinz is 301 Commerce Street, Suite 1900, Fort Worth, Texas 76102.
(4)	Based solely on a review of Schedule 13G/A filed on February 1, 2016 by Sansone Advisors, LLC, Sansone Capital Management, LLC and Christopher Sansone, which each have shared voting and dispositive power over 1,478,790 shares, and Sansone Partners, LP, which has shared voting and dispositive power over 1,224,050 shares. The address for each party is 151 Bodman Place, Suite 100, Red Bank, New Jersey 07701.

(5)	Represents 170,123 shares of Common Stock held directly and 615,417 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 4,167 restricted stock units vested but not issued.
(6)	Represents 535,626 shares, of which 85,494 are held directly by Mr. Morris and the remainder held indirectly by Meson Capital Partners LP (“Meson LP”) and 85,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016. As an entity managed by Mr. Morris, Meson Capital Partners LLC (“Meson LLC”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares held by Mr. Morris. Meson LLC disclaims beneficial ownership of such shares. As the general partner of Meson LP, Meson LLC may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Meson LP shares. Meson LLC does not own any shares of Common Stock directly and disclaims beneficial ownership of the Meson LP shares. As managing member of Meson LLC, Mr. Morris may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) any shares of Common Stock beneficially owned by Meson LLC. Mr. Morris disclaims beneficial ownership of any shares of Common Stock beneficially owned by Meson LLC.
(7)	Represents 418,469 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(8)	Represents 134,811 shares of Common Stock held directly and 110,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 1,667 restricted stock units vested but not issued.
(9)	Represents 130,434 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(10)	Represents 168,003 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(11)	Represents 112,500 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(12)	Represents 20,000 shares of Common Stock held directly and 110,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(13)	Represents 27,911 shares of Common Stock held directly and 66,667 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 3,333 restricted stock units vested but not issued.
(14)	Represents 76,389 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(15)	Represents 1,155,245 shares of Common Stock held directly, 450,132 shares held indirectly and 1,325,972 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 9,166 restricted stock units vested but not issued. Business address for each of the directors and executive officers is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

		Number of securities to be issued upon exercise of outstanding options and rights	Weighted Average Exercise Price of options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category:
Equity compensation plans approved by security holders:	(1)			—
2007 Plan *		597,501	$2.21
2014 Plan		1,031,663	2.78	968,337
Equity compensation plans not approved by security holders	(2)	800,000	2.25	—

Total		2,429,164	$2.47	968,337

*	As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 488,332 and rights representing approximately 109,169 remain outstanding under this plan.
(1)	This amount includes 170,832 shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 1,458,332 shares of common stock issuable upon the exercise of vested stock option awards.
(2)	We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the thirty-six months thereafter, and (iii) the options will expire on the tenth anniversary of their grant date. Under the terms of our CEO’s Employment Agreement, effective as of April 1, 2013, as amended January 18, 2016, in the event that our CEO is involuntarily terminated by us without cause or our CEO resigns for good reason, in each case, within two months prior to, or 12 months following, a change in control of the Company, his options will immediately vest and become exercisable. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three (3) anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated (x) by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and (y) otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2,000,000 shares authorized as part of our 2014 Annual Stockholders Meeting held in May 2014 less 1,031,663 million shares that were made available to certain employees, directors and others.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s Board of Directors and Audit Committee are responsible for reviewing and approving all transactions involving the Company and “related parties” (generally, directors, executive officers and stockholders owning five percent or greater of the Company’s outstanding stock and their immediate family members). The Board of Directors and Audit Committee approve all related party transactions in advance. The Board of Directors and Audit Committee consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Board of Directors or the Audit Committee will participate in any review, consideration or approval of any related party transaction with respect to which such member or any of his or her immediate family members is the related person. The Board of Directors and Audit Committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as determined in good faith. The Board of Directors and Audit Committee will review all related party transactions annually to determine whether it continues to be in the Company’s best interests.

Related Party Transactions

The Company does not have any related party transactions required to be reported under Item 404(d) of Regulation S-K.

Director Independence

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of the NYSE MKT. Based upon information solicited from each director, the Board of Directors has affirmatively determined that Messrs. Dreyer, Lehman, Whitters and Yetter have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and are “independent” within the meaning of NYSE MKT’s director independence standards and Audit Committee independence standards, as currently in effect, and the additional Audit Committee independence standards in Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2015 and 2014 by BDO USA, LLP (“BDO”), the Company’s current independent registered public accounting firm.

Audit Fees

There were $546,154 and $506,966 in audit fees billed by BDO for the fiscal years ended December 31, 2015 and 2014, respectively. These fees were for professional services rendered for audits of annual consolidated financial statements for the years ended December 31, 2015 and 2014 and for reviews of the Company’s quarterly reports on Form 10-Q and Proxy Statement.

Audit-Related Fees

There were $29,650 and $34,000 in 401(k) audit-related fees and $42,950 and $23,850 for other consultations on accounting matters billed by BDO for the fiscal years ended December 31, 2015 and 2014, respectively.

Tax Fees

BDO billed $42,585 and $62,000 for tax fees for the fiscal years ended December 31, 2015 and 2014, respectively. Tax fees billed were for professional services rendered in connection with tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and set of procedures for pre-approving all audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The policy requires pre-approval of all services rendered by the Company’s independent registered public accounting firm either as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case by case basis. All of the audit and non-audit services described herein were pre-approved by the Audit Committee.

The services provided for 2015 and 2014 were for audit services, audit related services and tax services, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: April 28, 2016	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 28, 2016		/s/ JONATHAN P. FOSTER
Jonathan P. Foster
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended