Form 10-Q
period 2016-03-31
InfuSystem Holdings, Inc
filed 2016-05-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2016, 22,623,987 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$569	$818
Accounts receivable, less allowance for doubtful accounts of $5,058 and $4,737 at March 31, 2016 and December 31, 2015, respectively	15,359	14,206
Inventory	2,622	1,916
Other current assets	1,087	861
Deferred income taxes	2,743	2,743

Total Current Assets	22,380	20,544
Medical equipment held for sale or rental	2,426	2,277
Medical equipment in rental service, net of accumulated depreciation	29,799	27,837
Property & equipment, net of accumulated depreciation	2,308	2,370
Intangible assets, net	31,833	31,534
Deferred income taxes	11,158	11,502
Other assets	260	251

Total Assets	$100,164	$96,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,014	$6,586
Current portion of long-term debt	5,177	5,060
Other current liabilities	2,462	3,641

Total Current Liabilities	15,653	15,287
Long-term debt, net of current portion	32,433	29,750

Total Liabilities	$48,086	$45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,767,052 and 22,569,392, respectively, as of March 31, 2016 and 22,739,550 and 22,541,890, respectively, as of December 31, 2015	2	2
Additional paid-in capital	91,543	91,238
Retained deficit	(39,467)	(39,962)

Total Stockholders’ Equity	52,078	51,278

Total Liabilities and Stockholders’ Equity	$100,164	$96,315

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2016	2015
Net revenues:
Rentals	$17,238	$15,139
Product Sales	1,806	1,586

Net revenues	19,044	16,725

Cost of revenues:
Cost of revenues — Product, service and supply costs	3,506	3,015
Cost of revenues — Pump depreciation and disposals	2,231	1,621

Gross profit	13,307	12,089

Selling, general and administrative expenses:
Provision for doubtful accounts	1,747	1,194
Amortization of intangibles	912	631
Selling and marketing	2,815	2,737
General and administrative	6,669	5,975

Total selling, general and administrative	12,143	10,537

Operating income	1,164	1,552
Other income (expense):
Interest expense	(305)	(672)
Loss on extinguishment of long term debt	—	(1,599)
Other income	20	19

Total other expense	(285)	(2,252)

Income (loss) before income taxes	879	(700)
Income tax (expense) benefit	(384)	285

Net income (loss)	$495	$(415)

Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	22,548,538	22,308,730
Diluted	23,039,256	22,308,730

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
(in thousands)	2016	2015
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$337	$(1,392)

INVESTING ACTIVITIES
Purchase of medical equipment and property	(3,274)	(3,670)
Proceeds from sale of medical equipment and property	884	1,118

NET CASH USED IN INVESTING ACTIVITIES	(2,390)	(2,552)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(15,369)	(39,180)
Cash proceeds from revolving credit facility	17,081	45,980
Debt issuance costs	—	(147)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(33)	—
Cash proceeds from stock plans	125	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,804	6,653

Net change in cash and cash equivalents	(249)	2,709
Cash and cash equivalents, beginning of period	818	515

Cash and cash equivalents, end of period	$569	$3,224

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

2.	Business Combination

On April 20, 2015 (the “Closing Date”), the Company acquired substantially all of the assets of Ciscura Holding Company, Inc. and its subsidiaries (“Ciscura”) for $6.2 million in cash, based on the final number of pumps acquired and the associated treatments, which were generated during the 90-day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company acquired approximately 1,800 infusion pumps, its four-person field sales team, as well as its facilities management personnel, which have become the foundation of the Company’s new Southeast facility. Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities and provides the Company with a new regional warehouse and service facility that are in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region. The Company used available borrowings under its Credit Facility to finance the acquisition and associated expenses.

Final Purchase Price Allocation

Pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, the final purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values as of the Closing Date. The final purchase price allocation was primarily based upon a valuation using income and cost approaches and management’s estimates and assumptions. The allocation of the final purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Medical equipment in rental service	$2,289
Trade names and Trademarks	23
Customer relationships	3,393
Furniture and fixtures	20
Leasehold improvements	185
Non-competition agreements	246

Total - final purchase price	$6,156

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 7 years.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three month period ended March 31, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented nor is it indicative of future results. The Company did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects for the three months ended March 31, 2015 (in thousands):

Three months ended
March 31, 2015
Revenue	$17,591
Net income	$(326)

3.	Medical Equipment and Property

Medical equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Medical Equipment held for sale or rental	$2,426	$2,277

Medical Equipment in rental service	56,785	53,681
Medical Equipment in rental service - pump reserve	(291)	(232)
Accumulated depreciation	(26,695)	(25,612)

Medical Equipment in rental service - net	29,799	27,837

Total	$32,225	$30,114

Depreciation expense for medical equipment for the three months ended March 31, 2016 was $1.5 million, compared to $1.0 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

Depreciation expense for property and equipment for the three months ended March 31, 2016 and 2015 was $0.1 million. This expense was recorded in general and administrative expenses.

4.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	21	2
Physician and customer relationships	32,865	17,493	15,372
Physician and customer relationships - Ciscura	3,394	156	3,238
Non-competition agreements	1,094	961	133
Software	11,717	629	11,088

Total nonamortizable and amortizable intangible assets	$51,093	$19,260	$31,833

	December 31, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	32,865	16,946	15,919
Physician and customer relationships - Ciscura	3,393	103	3,290
Non-competition agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

Amortization expense for the three months ended March 31, 2016 was $0.9 million compared to $0.6 million for the three months ended March 31, 2015. Expected annual amortization expense for intangible assets recorded as of March 31, 2016, is as follows (in thousands):

	4/1- 12/31/2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$4,158	$5,301	$4,936	$5,451	$2,590	$7,397

5.	Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries (the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Credit Agreement consists of a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”).

On March 23, 2015, the Borrowers drew $27.0 million under the Term A Loan to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). As of March 31, 2016, Term Loan B had a balance of $6.1 million. As of March 31, 2016, interest on the Credit Facility is payable at the Borrowers’ choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period, plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at March 31, 2016 was 2.93% (LIBOR of 0.43% plus 2.50%).

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	March 31, 2016	December 31, 2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(3,780)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$6,175	$9,882

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

In addition, the Credit Agreement requires the Borrowers to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million

As of March 31, 2016, the Borrowers were in compliance with all such covenants.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of March 31, 2016 as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Term Loan A (a)	$—	$3,860	$3,860	$3,860	$9,630	$21,210
Term Loan B	681	908	1,136	1,136	2,261	6,122
Unamortized value of the debt issuance costs (b)	(25)	(31)	(31)	(31)	(8)	(126)
Revolver	—	—	—	—	3,780	3,780
Capital Leases	2,585	2,561	1,361	117	—	6,624

Total	$3,241	$7,298	$6,326	$5,082	$15,663	$37,610

(a)	The Company has prepaid its Term Loan A principal payments due on June 30, 2016, September 30, 2016 and December 31, 2016. Each of these payments is $965, representing a total prepayment of $2,895
(b)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$1,873	$25,459	$27,332	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	$—	$(126)	(126)	Unamortized value of the debt issuance costs (a)	$—	$(134)	(134)
Revolver	—	3,780	3,780	Revolver	—	—	—
Capital Leases	3,304	3,320	6,624	Capital Leases	3,187	3,233	6,420

Total	$5,177	$32,433	$37,610	Total	$5,060	$29,750	$34,810

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

6.	Income Taxes

During the three months ended March 31, 2016, the Company recorded income tax expense of $0.4 million. The Company recorded an income tax benefit of $0.3 million for the same prior year period. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the three months ended March 31, 2016 was 40.9% compared to 40.8% for the same prior year period.

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

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended March 31
	2016	2015
Numerator:
Net income (loss) (in thousands)	$495	$(415)
Denominator:
Weighted average common shares outstanding:
Basic	22,548,538	22,308,730
Dilutive effect of non-vested awards	490,718	—

Diluted	23,039,256	22,308,730
Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

For the three months ended March 31, 2016, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2015, 0.3 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

9.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements.

10.	Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, and as a result, have recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $0.1 million, based upon the balance of unamortized debt issuance costs relating to its Credit Facility as of December 31, 2015.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will supersede the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year, from January 1, 2017 to January 1, 2018. The Company plans to adopt ASU 2014-09 on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. ASU 2015-17 is effective for the Company beginning in the first quarter of 2017 and allows for early adoption and may be applied either prospectively or retrospectively. ASU 2015-17 is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and/or disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility (as defined below) covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Overview

We are a leading provider of infusion pumps and related services. We service hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada.

We supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology practices, infusion clinics and hospital outpatient chemotherapy clinics. These pumps and supplies are utilized mostly by colorectal cancer patients who receive a standard of care treatment that utilizes continuous chemotherapy infusions delivered via electronic ambulatory infusion pumps. Our products and services are also utilized by patients in other disease states such as pancreatic, esophageal, stomach, and other head and neck and gastro intestinal tract cancers, as well as in the management of post-operative pain. We obtain an assignment of insurance benefits from the patient, bill the insurance company or patient accordingly, and collect payment. We provide pump management services for the pumps and associated disposable supply kits to over 1,700 cancer therapy sites in the United States, and except in rare circumstances where the patient has met a payment cap, retain title to the pumps during this process.

We sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternative site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

Additionally, we sell, rent, service and repair new and pre-owned infusion pumps and other medical equipment. We also sell a variety of primary and secondary tubing, cassettes, catheters and other disposable items that are utilized with infusion pumps. Our rental and sales revenues come from three different revenue streams: provider to patient, supplier to supplier, and supplier to provider.

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

Recent Developments

CMS

On April 28, 2016, CMS released the Medical Learning Network (“MLN”) Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article. This clarification article is “intended for all physicians and hospital outpatient departments submitting claims to Medicare Administrative Contractors (“MACs”) for prolonged drug and biological infusions started incident to a physician’s service using an external pump. It should be noted that this article does not apply to suppliers’ claims submitted to Durable Medical Equipment MACs (“DME MACs”).” See Part II, Item 1A for a discussion of any potential risks or impacts relating to this CMS article.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Revenues

Our net revenues for the quarter ended March 31, 2016 was $19.0 million, an increase of $2.3 million, or 14%, compared to $16.7 million for the quarter ended March 31, 2015. During the period, net revenues from rentals increased $2.1 million, or 14%, compared to the same prior year period. Net revenues from product sales were $1.8 million, an increase of $0.2 million compared to the same period of 2015. The increase in net revenues can be attributed to (i) greater rental volume with new and existing sites of therapy, partially offset by an overall slight reduction in reimbursement rates from payors as a whole, and (ii) additional revenues of approximately $0.9 million from our Ciscura acquisition.

In the ordinary course, the Company customarily has unbilled rental revenues which generally remains at consistent levels. For the quarter ended March 31, 2016, unbilled revenues increased by approximately $0.8 million, as compared to the prior year end, due to a delay in receiving paperwork from the facilities necessary to complete billing and the revenue cycle. We expect this increase in unbilled rental revenues to continue in the second quarter of 2016 and to decrease to consistent levels during the latter part of 2016.

Gross Profit

Gross profit for the quarter ended March 31, 2016 was $13.3 million, an increase of $1.2 million, or 10%, compared to the quarter ended March 31, 2015. Gross profit, as a percentage of revenues, for the quarter ended March 31, 2016 was 70%, down slightly from the same prior year period of 72%. The increase in gross profit for the period is mainly due to the increase in rental revenues for the period which was offset by a $0.3 million increase in supply costs associated with the increase in rental revenues and the deployment of pumps to new therapy sites.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended March 31, 2016 was $1.7 million, an increase of $0.5 million, or 46%, compared to $1.2 million for the quarter ended March 31, 2015. The provision for doubtful accounts was 9% of revenues at March 31, 2016, compared to 7% for the same prior year period. This increase is due (i) mainly to a change in a payor that was billing the Company as in-network without a contract to out-of-network, thereby resulting in an increase in bad debt and the Company expects to sign a contract with this payor in the near future whereby the billing will resort back to in-network; and, (ii) an increase in direct rental bad debt reserves of $0.1 million as a result of a changeover in collection personnel. In addition, the Company believes this increase in reserves can be reversed by the third quarter of 2016.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2016 was $0.9 million, an increase of $0.3 million compared to the same prior year period. These increases were largely attributable to the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended March 31, 2016, selling and marketing expenses were $2.8 million, an increase of $0.1 million, or 3%, compared to $2.7 million for the quarter ended March 31, 2015. These increases were largely attributable to increased efforts in the marketing area and additional headcount as a result of our acquisition of Ciscura. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2016, General and Administrative (“G&A”) expenses were $6.7 million, an increase of $0.7 million, or 12%, from $6.0 million for the quarter ended March 31, 2015. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in spending on IT of $0.5 million and increases in depreciation and professional fees of $0.1 million each.

Other Income and Expenses

During the quarter ended March 31, 2016, we recorded interest expense of $0.3 million, a decrease of $0.4 million, or 55%, compared to $0.7 million with the same prior year period. This is a direct result of the lower interest rates with our new Credit Facility, which we entered into on March 23, 2015, consisting of a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”). In addition, during the quarter ended March 31, 2015, we had other expenses of $1.6 million, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the three months ended March 31, 2016, we recorded income tax expense of $0.4 million compared to an income tax benefit of $0.3 million for the quarter ended March 31, 2015. Our effective income tax rate for the three months ended March 31, 2016 was 40.9% compared to 40.8% for the same prior year period.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $0.6 million and $6.2 million of net availability under the Revolver compared to $0.8 million of cash and cash equivalents and $9.9 million of availability under our Revolver at December 31, 2015.

As of March 31, 2016, the Company has prepaid its Term Loan A principal payments due on June 30, 2016, September 30, 2016 and December 31, 2016. Each of these payments is approximately $1.0 million, representing a total prepayment of $2.9 million.

Cash provided by operating activities for the three months ended March 31, 2016 was $0.3 million compared to cash used in operating activities of $1.4 million for the three months ended March 31, 2015. This increase is due to higher amounts of non-cash expenses (such as the provision for doubtful accounts, deferred income taxes and depreciation and amortization) in the current period, as well as an increase in accounts payable and other liabilities.

Cash used in investing activities was $2.4 million for the three months ended March 31, 2016 compared to cash used of $2.6 million for the three months ended March 31, 2015. The decrease in cash used was due to a $1.1 million decrease in spending on non-pump assets, the majority of which was a direct result of a more significant investment in IT during the quarter ended March 31, 2015, $0.7 million increase in cash used to purchase medical equipment and $0.2 million less in cash proceeds from sale of medical equipment. The Company bought $3.1 million of infusion pumps during the three month period ended March 31, 2016 to serve new rental business anticipated for the remainder of 2016.

Cash proceeds in financing activities for the three months ended March 31, 2016 was $1.8 million compared to cash proceeds of $6.7 million for the three months ended March 31, 2015. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	March 31, 2016	December 31, 2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(3,780)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$6,175	$9,882

Our Credit Facility is collateralized by substantially all of our assets and shares of the Company’s subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of March 31, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our annual report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2015.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

On April 28, 2016, CMS released the MLN Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article. This clarification article is “intended for all physicians and hospital outpatient departments submitting claims to MACs for prolonged drug and biological infusions started incident to a physician’s service using an external pump. Note that this article does not apply to suppliers’ claims submitted to DME MACs.” Although management does not believe that this clarification of CMS’ current reimbursement policy will have a material impact on the Company’s business, there is not currently sufficient information available to make this determination. Due to existing conflicting interpretations, there is no assurance that CMS will not interpret this article differently than management or change other reimbursement practices that could directly or indirectly impact our business or our future revenues and net income.

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and Recent Events in Our Business included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 10, 2016	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)