Form 10-Q
period 2016-06-30
InfuSystem Holdings, Inc
filed 2016-08-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2016, 22,633,972 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$805	$818
Accounts receivable, less allowance for doubtful accounts of $4,485 and $4,737 at June 30, 2016 and December 31, 2015, respectively	16,953	14,206
Inventory	2,096	1,916
Other current assets	1,207	861
Deferred income taxes	2,743	2,743

Total Current Assets	23,804	20,544
Medical equipment held for sale or rental	1,524	2,277
Medical equipment in rental service, net of accumulated depreciation	29,805	27,837
Property & equipment, net of accumulated depreciation	2,236	2,370
Intangible assets, net	31,855	31,534
Deferred income taxes	10,821	11,502
Other assets	222	251

Total Assets	$100,267	$96,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,346	$6,586
Current portion of long-term debt	5,939	5,060
Other current liabilities	2,560	3,641

Total Current Liabilities	13,845	15,287
Long-term debt, net of current portion	33,482	29,750

Total Liabilities	$47,327	$45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,821,647 and 22,623,987, respectively, as of June 30, 2016 and 22,739,550 and 22,541,890, respectively, as of December 31, 2015	2	2
Additional paid-in capital	91,681	91,238
Retained deficit	(38,743)	(39,962)

Total Stockholders’ Equity	52,940	51,278

Total Liabilities and Stockholders’ Equity	$100,267	$96,315

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net revenues:
Rentals	$17,185	$15,616	$34,423	$30,755
Product Sales	1,881	1,554	3,687	3,140

Net revenues	19,066	17,170	38,110	33,895
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,789	3,656	8,295	6,671
Cost of revenues — Pump depreciation and disposals	2,191	1,660	4,422	3,281

Gross profit	12,086	11,854	25,393	23,943

Selling, general and administrative expenses:
Provision for doubtful accounts	1,067	1,143	2,814	2,337
Amortization of intangibles	922	713	1,834	1,344
Selling and marketing	2,324	2,687	5,139	5,424
General and administrative	6,392	5,994	13,061	11,969

Total selling, general and administrative	10,705	10,537	22,848	21,074

Operating income	1,381	1,317	2,545	2,869
Other income (expense):
Interest expense	(327)	(387)	(632)	(1,059)
Loss on extinguishment of long term debt	—	—	—	(1,599)
Other income	7	—	27	19

Total other expense	(320)	(387)	(605)	(2,639)
Income before income taxes	1,061	930	1,940	230
Income tax (expense) benefit	(337)	(147)	(721)	138

Net income	$724	$783	$1,219	$368

Net income per share:
Basic	$0.03	$0.03	$0.05	$0.02
Diluted	$0.03	$0.03	$0.05	$0.02
Weighted average shares outstanding:
Basic	22,620,386	22,381,487	22,584,462	22,345,309
Diluted	23,109,870	22,824,965	23,069,900	22,743,948

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,869	$3,787

INVESTING ACTIVITIES
Acquisition of business	—	(3,786)
Purchase of medical equipment and property	(7,187)	(9,474)
Proceeds from sale of medical equipment and property	1,827	1,876

NET CASH USED IN INVESTING ACTIVITIES	(5,360)	(11,384)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(29,190)	(43,586)
Cash proceeds from revolving credit facility	32,575	51,546
Debt issuance costs	—	(157)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(33)	(48)
Cash proceeds from stock plans	126	118

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,478	7,873

Net change in cash and cash equivalents	(13)	276
Cash and cash equivalents, beginning of period	818	515

Cash and cash equivalents, end of period	$805	$791

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three and six month periods ended June 30, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented nor is it indicative of future results. The Company did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects for the three and six months ended June 30, 2015 (in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$17,566	$35,088
Net income	$829	$575

3.	Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Medical Equipment held for sale or rental	$1,524	$2,277
Medical Equipment in rental service	58,268	53,681
Medical Equipment in rental service - pump reserve	(394)	(232)
Accumulated depreciation	(28,069)	(25,612)

Medical Equipment in rental service - net	29,805	27,837

Total	$31,329	$30,114

Depreciation expense for medical equipment for the three and six months ended June 30, 2016 was $1.6 million and $3.1 million, respectively, compared to $1.1 million and $2.1 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

Depreciation expense for property and equipment for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.2 million for the same prior year periods. This expense was recorded in general and administrative expenses.

4.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	32,865	18,041	14,824
Physician and customer relationships - Ciscura	3,393	198	3,195
Non-competition agreements	1,094	992	102
Software	12,663	929	11,734

Total nonamortizable and amortizable intangible assets	$52,038	$20,183	$31,855

	December 31, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	32,865	16,946	15,919
Physician and customer relationships - Ciscura	3,393	103	3,290
Non-competition agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

Amortization expense for the three and six months ended June 30, 2016 was $0.9 million and $1.8 million, respectively, compared to $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2015. Expected annual amortization expense for intangible assets recorded as of June 30, 2016, is as follows (in thousands):

	7/1-12/31/2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$3,318	$6,383	$6,018	$4,150	$2,590	$7,396

5.	Debt

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

On March 23, 2015, the Borrowers drew $27.0 million under the Term A Loan to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). As of June 30, 2016, Term Loan B had a balance of $5.9 million. As of June 30, 2016, interest on the Credit Facility is payable at the

Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at June 30, 2016 was 2.95% (LIBOR of 0.45% plus 2.50%) on both Term Loan A and B and 3.25% (JPM Chase Prime Rate of 3.5% less 0.25%) on the Revolver.

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	June 30, 2016	December 31, 2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(6,618)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$3,337	$9,882

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

As of June 30, 2016, the Borrowers were in compliance with all such covenants.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of June 30, 2016 as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Term Loan A (a)	$—	$3,860	$3,860	$3,860	$9,630	$21,210
Term Loan B	454	908	1,136	1,136	2,261	5,895
Unamortized value of the debt issuance costs (b)	(17)	(31)	(31)	(31)	(8)	(118)
Revolver	—	—	—	—	6,618	6,618
Capital Leases	1,650	2,591	1,393	166	16	5,816

Total	$2,087	$7,328	$6,358	$5,131	$18,517	$39,421

(a)	The Company has prepaid its Term Loan A principal payments due on September 30, 2016 and December 31, 2016. Each of these payments is $965, representing a total prepayment of $1,930
(b)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 10)

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$2,838	$24,267	$27,105	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	$—	$(118)	(118)	Unamortized value of the debt issuance costs (a)	$—	$(134)	(134)
Revolver	—	6,618	6,618	Revolver	—	—	—
Capital Leases	3,101	2,715	5,816	Capital Leases	3,187	3,233	6,420

Total	$5,939	$33,482	$39,421	Total	$5,060	$29,750	$34,810

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 10)

6.	Income Taxes

During the three and six months ended June 30, 2016, the Company recorded income tax expense of $0.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.1 million, respectively. During the quarter, the Company recognized a benefit from research and development credits (“R&D Credits”) of $0.3 million pertaining to its development of software that enables third parties to interact, initiate functions or review data on the Company’s system. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the six months ended June 30, 2016 was 37.2% compared to 39.7% for the same prior year period.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Numerator:
Net income (in thousands)	$724	$783	$1,219	$368
Denominator:
Weighted average common shares outstanding:
Basic	22,620,386	22,381,487	22,584,462	22,345,309
Dilutive effect of non-vested awards	489,484	443,478	485,438	398,639

Diluted	23,109,870	22,824,965	23,069,900	22,743,948
Net income per share:
Basic	$0.03	$0.03	$0.05	$0.02
Diluted	$0.03	$0.03	$0.05	$0.02

For the three and six months ended June 30, 2016, less than 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to 0.1 million for the same prior year periods.

9.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements as of June 30, 2016.

10.	Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, and as a result, has recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $0.1 million, based upon the balance of unamortized debt issuance costs relating to its Credit Facility as of December 31, 2015.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will supersede the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year, from January 1, 2017 to January 1, 2018. The Company plans to adopt ASU 2014-09 on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its financial position, results of operations, cash flows and/or disclosures and has not yet selected a transition method.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility (as defined below) covenants, and other risks associated with its common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

Recent Developments

CMS

On April 25, 2016, CMS released the Medical Learning Network (“MLN”) Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article (“SE1609”). This clarification article is intended for all physicians and hospital outpatient departments submitting claims to Medicare Administrative Contractors (“MACs”) for prolonged drug and biological infusions started incident to a physician’s service using an external pump. It should be noted that this article does not apply to suppliers’ claims submitted to Durable Medical Equipment (“DME”) MACs.

We interpret SE1609 as no longer permitting DME suppliers to submit billings to the DME MACs for the infusion pumps and supplies provided to Medicare patients in the circumstances described in SE1609. More particularly, SE1609 provides that when a drug is provided “incident to” physicians’ services rendered to patients while in the physician’s office or hospital outpatient department, the external pump is not separately billable as DME. This applies to any DME supplier, home infusion company, hospital outpatient clinic or physician office that provides ambulatory infusion pumps in a setting where treatment is initiated in the infusion setting prior to the patient being sent home for long term infusion. SE1609 states that an ambulatory infusion pump and supplies are not separately reimbursable as DME when a Medicare patient leaves an infusion setting and goes home with a pump. SE1609 indicates that the administration of the drug billed to the local Medicare Contractor should also include payment for the DME used in furnishing the service. Under existing laws, in order for Medicare to cover the cost of the drug and external pump, a physician, hospital, clinic, home infusion therapy company or DME supplier must incur a cost for the drug and pump.

We have historically submitted billings directly to DME MACs for our infusion pumps and portfolio of related services in the circumstances described above. In this regard, Medicare accounted for 18% and 19% of the Company’s total revenues for the six month period ended June 30, 2016 and fiscal year ended December 31, 2015, respectively, and 17% and 20% of Company’s consolidated accounts receivable, net as of June 30, 2016 and as of December 31, 2015, respectively. As a result of SE1609, we will now submit these billings, effective July 1, 2016, directly to physicians or hospitals who, in turn, will seek reimbursement from Medicare. In these cases, the providing physicians or hospitals, rather than Medicare, will be the primary obligor to the Company for payments for our infusion pumps and portfolio of related services.

It is important to note that SE1609 applies only to Medicare patients and, therefore, we currently expect that SE1609 will have no direct material impact on the majority of patients of the Company’s customers who are insured by private commercial carriers. In these cases, which currently represent a substantial majority of our revenues, we already submit billings directly to these private commercial carriers.

The Company estimates that the transition to the alternative billing arrangement and other recent announcements regarding commercial billing will have a net reduction to its operating income (loss of net revenue net of associated expenses saved) of approximately $1 million annually. Furthermore, there can be no assurance that SE1609 will not further impact future revenues and net income or implicate other risks referred to in the Risk Factors section of the Company’s Annual Report on Form 10-K for 2015.

InfuSystem Holdings, Inc. Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Net Revenues

Our net revenues for the quarter ended June 30, 2016 were $19.1 million, an increase of $1.9 million, or 11%, compared to $17.2 million for the quarter ended June 30, 2015. During the period, net revenues from rentals increased $1.6 million, or 10%, compared to the same prior year period. Net revenues from product sales were $1.9 million, an increase of $0.3 million compared to the same prior year period. Our net revenues for the six months ended June 30, 2016 were $38.1 million, an increase of $4.2 million over the same prior year period. The increase in net revenues for both 2016 periods can be attributed to greater rental volume with new and existing sites of therapy, partially offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors.

Gross Profit

Gross profit for the quarter ended June 30, 2016 was $12.1 million, an increase of $0.2 million, or 2%, compared to $11.9 million for the quarter ended June 30, 2015. Gross profit, as a percentage of net revenues, for the quarter ended June 30, 2016 was 63%, down from 69% for the same prior year period. Gross profit for the six months ended June 30, 2016 was $25.4 million, an increase of $1.5 million, or 6%, compared to the six months ended June 30, 2015. Gross profit, as a percentage of net revenues, for the six months ended June 30, 2016 was 67%, down from 71% for the same prior year period. The decrease in gross profit as a percentage of net revenues for the six months ended June 30, 2016 was mainly due to the increase in rental revenues for the period which was offset by a $2.8 million increase in supply costs and depreciation associated with the increase in rental revenues and the deployment of pumps to new therapy sites.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2016 was $1.1 million, a decrease of $0.1 million, or 7%, compared to the quarter ended June 30, 2015. The provision for doubtful accounts was 6% of net revenues at June 30, 2016, compared to 7% for the same prior year period. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates with higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Provision for doubtful accounts for the six months ended June 30, 2016 was $2.8 million, an increase of $0.5 million, or 20%, compared to $2.3 million for the six months ended June 30, 2015. The provision for doubtful accounts was 7% of net revenues at June 30, 2016, which was consistent with the same prior year period. This increase is due (i) mainly to a change in a payor that was billing the Company as in-network without a contract to out-of-network, thereby resulting in an increase in bad debt and the Company has recently signed a contract with this payor whereby the billing will resort back to in-network; and (ii) a higher mix of Medicaid and patient payors in our rental business, which generally have high uncollectible rates than commercial payors.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2016 was $0.9 million, an increase of $0.2 million compared to the same prior year period. Amortization of intangible assets for the six months ended June 30, 2016 was $1.8 million, an increase of $0.5 million compared to the same prior year period. These increases were largely attributable to the intangible assets acquired from our Ciscura acquisition and the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended June 30, 2016, selling and marketing expenses were $2.3 million, a decrease of $0.4 million, or 14%, compared to $2.7 million for the quarter ended June 30, 2015. During the six months ended June 30, 2016, selling and marketing expenses were $5.1 million, a decrease of $0.3 million, compared to $5.4 million for the same prior year period. These decreases were largely attributable to reductions in sales and marketing personnel costs. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2016, General and Administrative (“G&A”) expenses were $6.4 million, an increase of $0.4 million, or 7%, from $6.0 million for the quarter ended June 30, 2015. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in spending on IT of $0.9 million and decreases in stock compensation expense and professional fees of $0.5 million. During the six months ended June 30, 2016, G&A expenses were $13.1 million, an increase of 9%, from $12.0 million for the six months ended June 30, 2015. The increase in G&A expense versus the same prior year period was mainly attributable to increases in spending on IT and Pain Management initiatives of $1.1 million.

Other Income and Expenses

During the quarter ended June 30, 2016, we recorded interest expense of $0.3 million, a decrease of $0.1 million, or 16%, compared to $0.4 million for the same prior year period. During the six months ended June 30, 2016, we recorded interest expense of $0.6 million, a decrease of $0.4 million, or 40%, compared to $1.0 million for the same prior year period. This is a direct result of the lower interest rates with our new Credit Facility, which we entered into on March 23, 2015, consisting of a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”). In addition, during the six months ended June 30, 2015, we had other expenses of $1.6 million, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the three and six months ended June 30, 2016, we recorded income tax expense of $0.3 million and $0.7 million, respectively. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.1 million and a tax benefit of $0.1 million, respectively. Our effective income tax rate for the six months ended June 30, 2016 was 37.2%.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $0.8 million and $3.3 million of net availability under the Revolver compared to $0.8 million of cash and cash equivalents and $9.9 million of net availability under our Revolver at December 31, 2015.

As of June 30, 2016, the Company has prepaid its Term Loan A principal payments due on September 30, 2016 and December 31, 2016. Each of these payments is approximately $1.0 million, representing a total prepayment of $1.9 million.

Cash provided by operating activities for the six months ended June 30, 2016 was $1.9 million compared to cash provided by operating activities of $3.8 million for the six months ended June 30, 2015. This decrease is mainly due to increases in accounts receivable and decreases in other current liabilities.

Cash used in investing activities was $5.4 million for the six months ended June 30, 2016 compared to cash used of $11.4 million for the six months ended June 30, 2015. The decrease in cash used was due to $3.8 million of cash used during the six months ended June 30, 2015 related to our Ciscura asset acquisition. The Company has spent approximately $2.5 million on Information Technology capital projects for the year. There was also a decrease in spending on non-pump assets of $0.1 million and a $0.9 million increase in cash used to purchase medical equipment.

Cash proceeds in financing activities for the six months ended June 30, 2016 was $3.5 million compared to cash proceeds of $7.9 million for the six months ended June 30, 2015. This decrease is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	June 30,	December 31,
	2016	2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(6,618)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$3,337	$9,882

Our Credit Facility is collateralized by substantially all of our assets and shares of the Company’s subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As of June 30, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. The risk factor below supersedes, in its entirety, the risk factor set forth in Item 1A in our Quarterly Report on form 10-Q for the first quarter of 2016.

Our business is substantially dependent on third-party reimbursement. Any change in the overall health care reimbursement system may adversely impact our business.

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and governmental agencies, often on a fixed fee basis, for the use of continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our business, financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, we may be required to increase our bad debt expense and/or decrease our revenues. Additionally, any regulatory changes that restrict our ability to seek reimbursement for DME, including, but not limited to SE1609, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 10, 2016	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	/s/ Jonathan P. Foster
Jonathan P. Foster
Chief Financial Officer
(Principal Accounting and Financial Officer)