Form 10-K/A
period 2015-12-31
InfuSystem Holdings, Inc
filed 2016-12-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On November 1, 2016, the Audit Committee of the Board of Directors of InfuSystem Holdings, Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s audited financial statements for the fiscal year ended December 31, 2015, and the Company’s unaudited financial statements for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (collectively, the “Financial Statements”) should no longer be relied upon. This Amendment No. 2 to the Company’s Annual Report on Form 10-K (this “Second Form 10-K/A”) for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2016 (the “Initial Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A to the Initial Form 10-K filed with the SEC on April 28, 2016 (the “First Form 10-K/A” and, together with the Initial Form 10-K, the “Original Form 10-K”), restates the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2015, and amend the related notes and disclosures thereto, including the Company’s controls and procedures. The impact on the Company’s financial statements for the fiscal year ended December 31, 2015 and each of the fiscal quarters therein is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) and other items by an aggregate cumulative amount of approximately $1.6 million for the year ended December 31, 2015 as follows:

(in thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total 2015
Unaudited quarterly impact	$173	$234	$381	$796	$1,584

The impact of these amounts are included in the following items on the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 and each of the fiscal quarters therein:

Consolidated Balance Sheet:	Consolidated Statement of Operations:
Accounts receivable, net	Rental revenues
Current assets	Net revenues
Deferred income taxes	Gross profit
Total assets	Operating income
Retained deficit	Income before income taxes
Total stockholders’ equity	Income tax (expense) benefit
Total liabilities and stockholders’ equity	Net income
Net income per basic and diluted share

See the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016 for additional details.

The items amended in the Original Form 10-K are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing”, disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Second Form 10-K/A restates in its entirety, as amended, the Company’s Original Form 10-K. The Company has not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of the restatement. Accordingly, this Second Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Second Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K, except as specifically referenced herein. Accordingly, this Second Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Background of Restatement

The calculation error affects only the Company’s rentals of infusion pumps to patients, which are paid for by third-party insurance payors. Revenue resulting from sales, service and rentals directly billed to health care providers is not impacted by this calculation error.

A summary of the restatement and its effects to the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 and each of the fiscal quarters therein, included within this Second Form 10-K/A, is presented in Note 3 in the accompanying notes to consolidated financial statements.

Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management conducted a reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The reassessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 for the Company’s estimated receivables collection methodology and its impact on the contractual allowance. The Company did not maintain an effective control environment to allow for the accurate review and filing of the Company’s financial statements primarily attributable to the following factors:

•	The Company did not have adequate processes or policies in place to enable members of its management team to timely review the Company’s detailed calculation of accounts receivable collections and contractual allowance reserves;

•	The Company did not have controls designed to validate the completeness and accuracy of underlying data used in the contractual allowance account reconciliation and in the determination of this significant estimate and, as a result, material errors were later identified in the underlying calculation used to support this significant estimate; and

•	The Company did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on the Company’s Form 10-K.

For a description of the material weakness in our internal controls over financial reporting and actions to be taken to remediate the material weakness, see Part II – Item 9A – Controls and Procedures.

Items Amended by this Filing

The following items included in the Original Form 10-K and First Form 10-K/A are amended by this Second Form 10-K/A:

•	Part I, Item 1, Business;

•	Part I, Item 1A, Risk Factors;

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8, Financial Statements and Supplementary Data;

•	Part II, Item 9A, Controls and Procedures; and

•	Part IV, Item 15, Exhibits, Financial Statement Schedules.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Second Form 10-K/A.

The Company is concurrently filing amended Quarterly Reports on Form 10-Q/A for the fiscal quarters ended March 31, 2016 and June 30, 2016 and also on Form 10-Q for the fiscal quarter ended September 30, 2016 (for the three and nine months ended September 30, 2015 only) to reflect the effects of the restatement therein.

References in this Second Form 10-K/A to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries.

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Second Form 10-K/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend, and does not undertake any obligation to update any forward looking statement to reflect future events or circumstances after the date of such statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Second Form 10-K/A, and the following:

•	our expectations regarding financial condition or results of operations in future periods;

•	our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding;

•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;

•	our expectation of continued sales of products and competition for sales;

•	our expectations regarding the size and growth of the market for our products and services;

•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;

•	our ability to protect our intellectual property;

•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;

•	our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;

•	our ability to hire and retain key employees;

•	our ability to acquire pumps;

•	our ability to remain in compliance with our credit facility;

•	our dependence on our Medicare Supplier Number;

•	availability of chemotherapy drugs used in our infusion pump systems;

•	periodic reviews and billing audits from governmental and private payors;

•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;

•	our dependence on a limited number of third-party payors;

•	our ability to maintain relationships with health care professionals and organizations;

•	our ability to maintain controls and processes over billing and collecting and the adequacy of our allowance for doubtful accounts;

•	our ability to comply with changing health care regulations;

•	sequestration;

•	litigation in which we may be involved from time to time;

•	defective products manufactured by third-party suppliers;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition;

•	dependence upon our suppliers; and

•	general economic uncertainty.

These risks are not exhaustive. Other sections of this Second Form 10-K/A include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements made in this Second Form 10-K/A speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward looking-statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

One aspect of our business strategy is to expand into treatment of other cancers. In 2015, our Oncology Business approximated 70% of our total revenues. In 2015, we generated approximately 48% of our total revenues from treatments for colorectal cancer and 22% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities, pump resources and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. One of these is providing our ambulatory pumps, products, and services in the area of post-surgical peripheral nerve block. With regard to acquisitions, we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) that was made in April 2015, to acquire smaller, regional competitors, in whole or part that perform similar services to us but do not have the national market access, network of third-party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new information technology based services such as BlockPain DashboardTM, EXPRESSTM, InfuBusTM or InfuConnectTM, InfuTrackTM and Pump PortalTM.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third-party payor networks under contract, which exceeded 340 third-party payor networks for the fiscal year ended December 31, 2015; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long standing relationships as a provider of pumps to outpatient oncology practices in the U.S.; (iv) established national presence with Accountable Care Organizations (“ACOs”); (v) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (vi) six geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps with plans for a seventh in the northeastern U.S.; and (vii) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

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

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payors, which include Medicare, Medicaid, third-party payor companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payors and (ii) patients for copays and deductibles, for the use of the pump and related disposable supplies. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payors. We do provide assistance to those that cannot afford our pumps via our financial hardship program – a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Madison Heights, Michigan location.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payors.

•	We provide patients with 24-hour by 7 days a week (“24x7”) service and support. We employ oncology, pain, and Intravenous Certified and Oncology Certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

•	Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our services also allow the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.

•	We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means including EXPRESSTM and InfuConnectTM– reducing the required effort on the employees of the physician offices.

•	We believe our services are attractive to payors because such services are generally less expensive than hospitalization or home care.

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

Information Technology

The Company’s first Chief Information Officer was hired in 2013 to transform the Company’s Information Technology (“IT”) platform and enhance business processes beginning in 2014. IT refocused on not only supporting our internal IT needs to reduce our platforms and redundant systems from two IT platforms into a consolidated solution but also in supporting electronic medical record technology (“EMR”) to be used by medical facilities using the Company’s infusion pumps and services via our solutions such as EXPRESSTM and InfuConnectTM. This focus has enabled current billing information to be transferred to the Company from these facilities electronically and automatically, bypassing the current methods of mail, email, and/or facsimile. We expect that this new focus will continue to strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company. Additional IT customer focused solutions are PumpPortalTM, InfuTrackTM (“Pump Fleet Lifecycle Management Solutions”) and BlockPain DashboardTM. Our continued focus on IT efforts has resulted in the following new products:

EXPRESSTM, powered by InfuBus data integration platform, provides for paperless delivery of the appropriate information for InfuSystem to bill payors:

•	eliminating all paper;

•	providing an enhanced visibility as a result of real time status and reporting;

•	reducing risk of error;

•	automating treatment logs, pump assignments, tracking and physician’s orders;

•	providing a secure scanner for easy pumps assignment to patients; and

•	removing interruptions from physician practices daily schedules, and standardizing data flow for clinics and hospitals with multiple locations

Pump Fleet Lifecycle Management Solutions, which provide interfaces for customers to keep their pump fleets right-sized and in good condition by:

•	scheduling service;

•	requesting a returned goods authorization;

•	approving price quotes;

•	printing shipping labels;

•	recertifying pumps annually;

•	accessing pump service and certification history;

•	tracking pumps by location;

•	accessing pump order and repair history; and

•	ordering rental pumps.

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

Physician practices in the oncology field are consolidating – similar to healthcare practices in general. However, as of December 31, 2015, we had gained more practices than we had lost due to consolidation. We expect this trend to continue in the near future.

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

Significant Customers

We have sought to establish contracts with as many third-party payor organizations as commercially practicable, in an effort to ensure that reimbursement is not a significant obstacle for providers who recommend continuous infusion therapy and wish to utilize our services. A third-party payor organization is a health care payor or a group of medical services payors that contracts to provide a wide variety of health care services to enrolled members through participating providers such as us. A payor is any entity that pays on behalf of a member patient.

As of December 31, 2015, we had contracts with more than 340 third-party payor networks under contract. Material terms of contracts with third-party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2015 and 2014, our largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue from our Oncology Business for 2015 and 2014, respectively, and approximately 19% of our total revenues for both 2015 and 2014. Medicare represented 23% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue from our Oncology Business for both 2015 and 2014, and approximately 12% of our total revenues for both 2015 and 2014. This same contracted payor represented 31% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue.

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

•	Regional DME Providers: Regional DME providers act as distributors for a variety of medical products. We believe regional DME provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional DME providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional DME providers usually do not have 24x7 nursing services. We believe that regional DME providers have relatively few third-party payor contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.

•	Hospital-owned DME Providers: Many hospitals have in-house DME providers to supply basic equipment. In general, however, these providers have limited capital and tend to stock a small inventory of infusion pumps. We believe that hospital-owned providers have limited ability to grow because of limited patient populations. Growth from outside of the hospital may pose a challenge because hospitals typically will not provide referrals to competitors, instead preferring to offer patients a choice of non-hospital-affiliated DME providers.

•	Physician Providers: A limited number of physicians maintain an inventory of their own infusion pumps and provide them to patients for a fee. However, we believe that pump utilization in this area tends to be low and the costs associated with ongoing supplies, preventative maintenance and repairs can be relatively high. Moreover, we believe that a high percentage of DME claims by doctors are rejected by payors upon first submission, requiring a physician’s staff to spend significant time and effort to resubmit claims and receive payment for treatment. The numerous service and technical questions from patients may present another significant cost to a physician provider’s staff.

•	Home Care Infusion Providers: Home care infusion providers provide chemotherapy drugs and services to allow for in-home patient treatment. We believe that home care infusion treatment can be very costly and that many patients do not carry insurance coverage that covers home-based infusion services, resulting in larger out-of-pocket costs. Because home care treatments may take as long as six months, these costs can be high and can result in higher patient co-payments. We believe that home care providers may also be reluctant to offer 24x7 coverage or additional patient visits, due to capped fees.

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

See the additional discussion above under Item 1 – Business - Significant Customers.

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

During the year ended December 31, 2015, we made optional pre-payments of $4.8 million on our Term Loan A, which we can apply against future mandatory payments. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments. Remaining prepayments of $2.9 million are available towards 2016 future mandatory payments.

Ciscura

On April 20, 2015 (the “Closing Date”), we closed on the acquisition of substantially all of the assets of Ciscura, a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities based in Alpharetta, Georgia.

We acquired approximately 1,800 infusion pumps from Ciscura, its four-person field sales team, as well as its facilities management personnel, which have become the foundation of our new Southeast facility. With this new regional warehouse and service facility, we will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region.

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

Available Information

Our Internet address is www.infusystem.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; amended Annual Reports on Form 10-K/A; our Quarterly Reports on Form 10-Q; our amended Quarterly Reports on Form 10-Q/A; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our Web site free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our Web site and in print to any stockholder who requests them. The content on our Web site is not incorporated by reference into this Second Form 10-K/A unless expressly noted.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Second Form 10-K/A. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence, stockholder litigation and negative impacts on our stock price.

As discussed in Note 3 to our consolidated financial statements included in Item 8 of this Second Form 10-K/A, we have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2015 and for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors principally related to an overstatement of estimated accounts receivable collections. Due to the errors, our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 has been amended by this Second Form 10-K/A to, among other things, reflect the restatement of our financial statements, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Second Form 10-K/A.

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. We are also the subject of stockholder litigation that has been filed relating to the restatement. We may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

Our business is substantially dependent on estimates of collectible revenue from third-party reimbursement.

Our revenues are substantially dependent on estimates of collectible revenue from third-party reimbursement. Due to the complex nature of third-party reimbursement for the use of continuous infusion equipment and related disposable supplies provided to patients, we must estimate, based upon historical averages, the amount of collectible revenue that may be derived from each patient treatment. If average reimbursement diverges from historical levels, the estimates of such revenue may diverge from actual collections.

We utilize statistical methods to account for such changes, but there can be no assurance that the revenue reported in any period will ultimately be collected. Any recognized revenue related to third-party reimbursement from prior periods, which remains uncollected until written off from accounts receivable, will negatively impact revenues in the period in which it is written off. Thus, over time, recognized revenue net of bad debt expense will approximate total collections.

We have identified a material weakness in our internal control over financial reporting which has and in the future could, if not remediated, result in material misstatements in our financial statements.

The Company’s management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report and Note 3 of the notes to the consolidated financial statements included in this report, we identified a material weakness in our internal control over financial reporting related to a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report.

We are actively engaged in developing a remediation plan designed to address this material weakness. As disclosed in Item 9A of Part II of this report, because of the material weakness identified by the Company, our consolidated financial statements contained material misstatements that required restatement of the Company’s financial results in this report. We have taken, and continue to take, the actions discussed in this report to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this report, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described in this report could continue to exist. If in the future, the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect the Company’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

For additional information pertaining to CMS, refer to Item 1 – Business – Significant Customers and also Recent Events in Our Business.

The loss of a relationship with one or more third-party payors could negatively impact our business.

Our contracts for reimbursement with third-party payors are often for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. These evergreen contracts are subject to termination upon written notice. One or more terminations could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which effects Medicare payments. For the year ended December 31, 2015, the impact on our revenue was $0.4 million, which was consistent with the same twelve month period in 2014. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

A substantial portion of our contracted payor revenues have been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 32% and 30% of our net revenue from our Oncology Business for 2015 and 2014, respectively, or approximately 19% of our total revenues for both 2015 and 2014. Medicare represented 23% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate accounted for approximately 18% of our net revenue for our Oncology Business for both 2015 and 2014, and approximately 12% of our total revenues for both 2015 and 2014. This same contracted payor represented 31% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if Medicare or any other significant contracted payor reduces its reimbursement for the services we provide.

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

We are required to have a Medicare Supplier Number in order to bill Medicare for services provided to Medicare patients. Furthermore, all third-party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare DMEPOS Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. The loss of such identification number for any reason would prevent us from billing Medicare for patients who rely on Medicare to pay their medical expenses and, as a result, we would experience a decrease in our revenues. Without such a number, we would be unable to continue our various third-party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payors. These payment models do not replace the current fee-for-service models nor replace current payor contracts, but rather provide additional financial incentives to certain “accountable” providers to improve quality and lower cost. The implications for the Company will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payors. These provider networks include ACOs, patient-centered primary care medical homes, specialty medical homes, networks accepting bundled payment programs, and other “performance” networks that contract with CMS and commercial payors under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our DME services and (ii) whether our services are seen as part of a care delivery model that delivers higher value – higher quality at a lower cost.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

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

Technological interruptions or the efficiency of our website and technology solutions could damage our reputation and brand and adversely affect our results of operations.

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

The collection of accounts receivable is a significant challenge, and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that our controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.

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

We may also face reduced reimbursements from private third-party payors. As a result, our customers may be unable to make timely payments to us. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances for doubtful accounts it could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 340 third-party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our Credit Agreement also contains certain financial covenants. As of December 31, 2016, we were in compliance with all such covenants, however, as a result of our restatement of prior consolidated financial statements described in this report, we would have been in violation of the Fixed Charge Ratio covenant as of March 31, 2016. In order to cure this violation, we entered into the First Amendment to Credit and Waiver Agreement on December 5, 2016. There can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.

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

During the fourth quarter of 2015, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code), and as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change from December 31, 2010 through the date of such updated analysis. We have undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our federal net operating loss carryforwards of approximately $17.0 million will begin to expire in various years beginning in 2028. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets and may be required to record a valuation allowance against such assets.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Second Form 10-K/A. The forward-looking statements included in this discussion and elsewhere in this Second Form 10-K/A involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.”

All of the financial information presented in this Item 7 have been revised to reflect the restatement of our consolidated financial statements, as more fully described in Note 3 to our consolidated financial statements, included in Item 8 of this Second Form 10-K/A.

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

For additional information pertaining to CMS, refer to Item 1 – Business – Significant Customers and also Recent Events in Our Business.

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

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2015 compared to the Year ended December 31, 2014

Revenues

Net Revenues – Net revenues for the fiscal year ended December 31, 2015 were $70.5 million, which represents a 6% increase over the prior year’s net revenues of $66.5 million, primarily due to continued growth in rentals, as further discussed below.

Rentals – Increased $4.2 million, or 7%, compared to the prior year, primarily related to the addition of larger customers and increased penetration into our existing customer accounts offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors. While billings increased 12%, the mix of in and out of network billings versus patient pay and payor mix hampered the increase in revenue dollars. Such shifts have occurred, we believe, due to the ACA. We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

Product Sales - Decreased $0.2 million, or 2%, compared to the prior year. Included in the fourth quarter of 2015 was a large sale of $0.9 million. The decrease in product sales compared to the prior year was largely attributable to our increased focus on rental revenues and higher margin sales.

Gross Profit - Increased $2.2 million, or 5%, compared to the prior year, largely attributable to the increase in rental revenues during 2015, which was offset by a $1.8 million increase in supply costs associated with the increase in rental revenues and the deployment of pumps to new therapy sites. Gross profit as a percentage of net revenues remained consistent with the prior year at 71%.

Provision for Doubtful Accounts – Decreased $0.5 million compared to the prior year from 9% of net revenues to 7% of net revenues. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Couple this change with the impact of the ACA, we view our payor environment as changing. Management is intent on continuing to extend its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. As of December 31, 2015, we had more than 340 third-party payor networks under contract. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt. This effect and the success of the collection efforts and additional headcount put in place at the beginning of the year for patient receivables has contributed to the decrease in bad debts.

Amortization of Intangible Assets – Increased $0.4 million compared to the prior year. This increase was largely attributable to the completion of several IT projects, in turn increasing the related amortization, and the acquisition of Ciscura in April 2015 and the related amortization of intangibles.

Selling and Marketing Expenses - For the year ended December 31, 2015, our selling and marketing expenses increased to $10.4 million, or 7%, compared to December 31, 2014 and remained relatively consistent with the prior year, as a percentage of net revenues, at 15%. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses – General and administrative (“G&A”) expenses during 2015 and 2014 consisted primarily of accounting, administrative, third-party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. During the year ended December 31, 2015, our G&A expenses were $23.8 million, an increase of 19% from $20.0 million for the year ended December 31, 2014. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in spending on IT and pain management initiatives of $0.9 million, increases in compensation and employee personnel of $1.9 million, increases in stock-based compensation of $0.4 million and $0.7 million in expenses associated with the acquisition, transition and integration for Ciscura. The Company has brought in-house certain services previously performed by outside advisors and contractors, including tax, legal, information technology, internal audit and increased warehouse headcount in Atlanta and Houston over the prior year period.

The following table includes additional details regarding our G&A expenses for the years ended December 31:

	2015	2014	Diff
Strategic alternatives - legal costs (a)	669	—	669
Stock based compensation	996	576	420

Total	1,665	576	1,089

G&A - other than one-time costs & stock based comp	22,113	19,412	2,701

G&A - Total	$23,778	$19,988	$3,790

(a)	Strategic costs were attributable to the acquisition, transition and integration of Ciscura.

Other Income and Expenses - During the year ended December 31, 2015, we recorded interest expense of $1.7 million, compared to $3.1 million for the year ended December 31, 2014. This is a direct result of the lower interest rates with our new Credit Facility. In addition, we had other expenses of $1.6 million in 2015, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Provision for Income Taxes - During the year ended December 31, 2015, we recorded income tax expense of $1.2 million compared to $2.9 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 30.2% compared to 45.9% for the year ended December 31, 2014. The decrease in effective tax rate was primarily due to permanent differences of $0.2 million, less taxable income at the federal rate resulting in $0.2 million, foreign taxes of $0.2 million due to the completion of a transfer price study and adjustment to our Canadian income tax liability and benefits from research and development credits pertaining to our development of software that enables third parties to interact, initiate functions or review data on our system of $0.4 million. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 9 to our Consolidated Financial Statements included in this Second Form 10-K/A.

Inflation - Management believes that there has been no material effect on our results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2014 through December 31, 2015.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. As of December 31, 2015, we had cash and cash equivalents of $0.8 million and $9.9 million of availability on our Revolver compared to $0.5 million of cash and cash equivalents and $6.6 million of availability on our then existing revolving line-of-credit at December 31, 2014. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions. Due to the restatement errors disclosed in this Second Form 10-K/A and the Company’s voluntary prepayment of debt, covenant violations have occurred for our fixed charge coverage ratio in the three months ended March 31, 2016. We are actively seeking to have a waiver and/or amendment to our debt covenants as of the filing of this Second Form 10-K/A; however, there can be no assurance that any such waiver or amendment may be obtained.

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

During the year end December 31, 2015, we made optional pre-payments of $4.8 million on our Term Loan A, which we can apply against a future mandatory payment. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments. Remaining prepayments of $2.9 million are available towards 2016 future mandatory payments.

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

Our Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As a result of the restatement described in Note 6, the following Events of Default occurred:

(i)	an Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(ii)	an Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

In order to cure these violations, we entered into the First Amendment to Credit Agreement and Waiver on December 5, 2016. This First Amendment amends the Credit Agreement in the following material respects:

(i)	a waiver of the Event of Default that results from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c)

(ii)	a waiver of the Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b);

(iii)	a waiver of the Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein;

(iv)	a restructuring of the credit facility that will effectively consolidate Term Loan A and Term Loan B into a single Term Loan resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line;

(v)	set the maturity of the new Term Loan described in item (iv) and the revolving credit line to five years from the effective date of the First Amendment;

(vi)	set the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity;

(vii)	amend the deadline for delivery of consolidated financial statements to allow for the delivery of such statements for the quarter ended September 30, 2016 by December 16, 2016;

(viii)	amend the deadline for delivery of the Company’s annual financial plan and forecast to 30 days after the end of each fiscal year;

(ix)	amend the Leverage Ratio covenant to provide for the following schedule of maximum permitted ratios: (i) 3.0 to 1.0 at any time on or after the effective date but prior to December 31, 2015, (ii) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (iii) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (iv) 2.25 to 1.00 at any time on or after March 31, 2018;

(x)	amend the definition of EBITDA to provide for the exclusion of certain one-time expenses directly related to the financial restatement described herein;

(xi)	amend Section 8.01(a) to replace references to “Jonathan Foster” with “Christopher Downs”.

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described herein, as of December 31, 2015, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Acquisition:

On April 20, 2015, we acquired substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) for $6.2 million in cash and recorded approximately $0.7 million for integration, professional and other related expenses. See Note 4 – Business Combinations for additional information pertaining to this acquisition.

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

Our accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 to our Consolidated Financial Statements included in this Second Form 10-K/A. We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

Revenue Recognition

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when 1) persuasive evidence of an arrangement exists; 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when 1) we receive a physician’s written order and assignment of benefits, signed by the physician and patient, respectively; 2) we have verified actual pump usage and insurance coverage; and 3) we receive patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third-party payors are recorded net of provision for contractual adjustments to arrive at net revenues. We perform an analysis to estimate sales returns and record an allowance. This estimate is based on historical sales returns.

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

For 2015 and 2014, our largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue for ambulatory infusion pump services for the years ended December 31, 2015 and 2014, respectively. Medicare represented 23% and 18% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, our second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue for ambulatory infusion pump services for both years ended December 31, 2015 and 2014. This same contracted payor represented 31% and 26% of our consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. We also contract with various other third-party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 10% of our ambulatory infusion pump services net revenue for 2015 or 2014.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. We perform periodic analyses to assess the accounts receivable balances. We record an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. Our allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on our consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in our filings, to arrive at net revenue, which is publicly reported in our consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of our consolidated results of operations.

Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on our consolidated business, financial position, results of operations and cash flows.

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

For more information, refer to the “Intangible Assets” discussion included in Note 7 in the Notes to the Consolidated Financial Statements.

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

As discussed in Note 3 to the consolidated financial statements, the 2015 consolidated financial statements have been restated to correct a misstatement in accounting for the contractual allowance as a result of applying an incorrect cash collection percentage due to a calculation error when calculating the historical collection percentage from certain billings to third parties.

/s/BDO USA, LLP

Troy, Michigan

March 9, 2016, except for Note 2, Note 3, Note 4, Note 8 and Note 9, which are as of December 12, 2016

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2015 (Restated)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$818	$515
Accounts receivable, less allowance for doubtful accounts of $4,737 and $4,739 at December 31, 2015 and 2014, respectively	12,622	10,300
Inventories	1,916	1,758
Other current assets	861	633
Deferred income taxes	2,743	2,252

Total Current Assets	18,960	15,458
Medical equipment held for sale or rental	2,277	2,255
Medical equipment in rental service, net of accumulated depreciation	27,837	19,814
Property & equipment, net of accumulated depreciation	2,370	2,451
Deferred debt issuance costs, net	134	1,194
Intangible assets, net	31,534	25,073
Deferred income taxes	12,128	13,756
Other assets	251	212

Total Assets	$95,491	$80,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,586	$5,215
Current portion of long-term debt	5,060	6,452
Other current liabilities	3,641	3,062

Total Current Liabilities	15,287	14,729
Long-term debt, net of current portion	29,884	19,032

Total Liabilities	45,171	33,761

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,739,550 and 22,541,890, as of December 31, 2015 and issued and outstanding 22,506,420 and 22,308,730, as of December 31, 2014, respectively.	2	2
Additional paid-in capital	91,238	90,155
Retained deficit	(40,920)	(43,705)

Total Stockholders’ Equity	50,320	46,452

Total Liabilities and Stockholders’ Equity	$95,491	$80,213

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2015 (Restated)	Year Ended December 31, 2014
Net revenues:
Rentals	$62,952	$58,718
Product sales	7,589	7,769

Net revenues	70,541	66,487

Cost of revenues:
Cost of revenues — Product, service and supply costs	13,802	12,165
Cost of revenues — Pump depreciation and loss on disposal	7,139	6,968

Gross profit	49,600	47,354

Selling, general and administrative expenses:
Provision for doubtful accounts	5,234	5,774
Amortization of intangible assets	2,884	2,516
Selling and marketing	10,424	9,745
General and administrative	23,778	19,988

Total selling, general and administrative	42,320	38,023

Operating income	7,280	9,331

Other income (expense):
Interest expense	(1,705)	(3,134)
Loss on extinguishment of long-term debt	(1,599)	—
Other income	13	13

Total other expense	(3,291)	(3,121)

Income before income taxes	3,989	6,210
Income tax expense	(1,204)	(2,853)

Net income	$2,785	$3,357

Net income per share:
Basic	$0.13	$0.15
Diluted	$0.12	$0.15
Weighted average shares outstanding:
Basic	22,414,587	22,154,199
Diluted	22,843,235	22,552,093

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital	Retained Deficit (Restated)			Total Stockholders’ Equity
	Shares	Par Value $0.0001 Amount			Treasury Stock
					Shares	Amount	(Restated)
Balances at January 1, 2014	22,158	$2	$89,783	$(47,062)	(198)	$—	$42,723
Restricted shares issued upon vesting	452	—	—	—	—	—	—
Stock-based compensation expense	—	—	576	—	—	—	576
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(104)	—	(204)	—	—	—	(204)
Net income	—	—	—	3,357	—	—	3,357

Balances at December 31, 2014	22,506	2	90,155	(43,705)	(198)	—	46,452
Stock based shares issued upon vesting - gross	155	—	—	—	—	—	—
Stock-based compensation expense	—	—	996	—	—	—	996
Employee stock purchase plan	98		268				268
Cash proceeds - other stock plans	25	—	38	—	—	—	38
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(44)	—	(219)	—	—	—	(219)
Net income	—	—	—	2,785	—	—	2,785

Balances at December 31, 2015 (Restated)	22,740	$2	$91,238	$(40,920)	(198)	$—	$50,320

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2015 (Restated)	Year Ended December 31, 2014
OPERATING ACTIVITIES
Net income	$2,785	$3,357
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of long-term debt	1,599	—
Provision for doubtful accounts	5,234	5,774
Depreciation	5,359	3,626
Loss/(gain) on disposal of medical equipment	591	281
Gain on sale of medical equipment	(2,441)	(2,179)
Amortization of intangible assets	2,884	2,516
Amortization of deferred debt issuance costs	127	623
Stock-based compensation expense	996	576
Deferred income tax expense	1,137	2,588
Changes in Assets - (Increase)/Decrease:
Accounts receivable	(7,556)	(5,377)
Inventories	(158)	(524)
Other current assets	(228)	(115)
Other assets	(497)	140
Changes in Liabilities - Increase/(Decrease):
Accounts payable and other liabilities	(2,778)	(4,031)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,054	7,255

INVESTING ACTIVITIES
Acquisitions	(6,156)	—
Purchases of medical equipment	(4,198)	(4,167)
Purchases of property	(314)	(1,995)
Purchases of intangible assets	(5,733)	(3,543)
Proceeds from sale of medical equipment	4,494	6,867

NET CASH USED IN INVESTING ACTIVITIES	(11,907)	(2,838)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(65,202)	(66,689)
Cash proceeds from bank loans and revolving credit facility	70,429	61,853
Debt Issuance Costs	(157)	—
Cash Proceeds - Stock Plans	265	—
Common stock repurchased to satisfy taxes on stock based compensation	(179)	(204)

NET CASH USED IN FINANCING ACTIVITIES	5,156	(5,040)

Net change in cash and cash equivalents	303	(623)
Cash and cash equivalents, beginning of year	515	1,138

Cash and cash equivalents, end of year	$818	$515

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2015	2014

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,508	$2,351
Cash paid for income taxes	$146	$298
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$1,415	$920
Medical equipment acquired pursuant to a capital lease	$4,233	$3,596

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2015 and 2014, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

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

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. The Company records an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. The Company’s allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on the Company’s consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in the Company’s filings, to arrive at net revenue, which is publicly reported in the Company’s consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of the Company’s consolidated results of operations.

Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on the Company’s consolidated business, financial position, results of operations and cash flows.

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

Revenue Recognition

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company (i) receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, and (ii) has verified actual pump usage and insurance coverage and (iii) receives patient acknowledgement of assignment of benefits. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third-party payors are recorded net of provision for contractual adjustments to arrive at net revenues. The Company performs an analysis to estimate sales returns and records an allowance for returns when the related sale is recognized. This estimate is based on historical sales returns.

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

For 2015 and 2014, the Company’s largest contracted payor was Medicare, which accounted for approximately 32% and 30% of our net revenue for ambulatory infusion pump services for the years ended December 31, 2015 and 2014, respectively. Medicare represented 23% and 18% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. For 2015 and 2014, the Company’s second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 18% of our net revenue for ambulatory infusion pump services for both years ended December 31, 2015 and 2014. This same contracted payor represented 31% and 26% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2015 and 2014, respectively. The Company also contracted with various other third-party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 10% of the Company’s ambulatory infusion pump services net revenue for 2015 or 2014.

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

Earnings Per Share

The Company reports its earnings per share in accordance with the “Earnings Per Share” topic of the FASB ASC, which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and common stock shares due to participants granted from the 2014 stock incentive plan. Antidilutive stock awards are comprised of stock options and unvested share awards, which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC.

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share (in thousands):

	2015 (Restated)	2014
Numerator:
Net income (in thousands)	$2,785	$3,357
Denominator:
Weighted average common shares outstanding:
Basic	22,414,587	22,154,199
Dilutive effect of restricted shares, options and non-vested share awards	428,648	397,894

Diluted	22,843,235	22,552,093

Antidilutive awards:	43,215	45,267

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

The Company has adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and appends disclosures about fair value measurements.

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

3.	Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 with the SEC on March 29, 2016, management identified historical accounting errors principally related to a calculation error resulting in an overstatement of estimated accounts receivable collections. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. The Company records an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. The Company’s allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on the Company’s consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in the Company’s filings, to arrive at net revenue, which is publicly reported in the Company’s consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of the Company’s consolidated results of operations. The Company discovered that it has been applying an incorrect cash collection percentage due to a calculation error when calculating the historical collection percentage from certain billings to third-parties. This calculation error resulted in an overstatement of historical cash collection percentages from this revenue, which was then used to estimate future cash collections relative to an outstanding accounts receivable balance.

The calculation error affects only the Company’s rentals of infusion pumps to patients, which are paid for by third-party insurance payors. Revenue resulting from sales, service and rentals directly billed to health care providers is not impacted by this calculation error.

The impact on the Company’s financial statements for the fiscal year ended December 31, 2015 and each of the fiscal quarters therein is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) and other items by an aggregate cumulative amount of approximately $1.6 million for the year ended December 31, 2015 as follows:

(in thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total 2015
Unaudited quarterly impact	$173	$234	$381	$796	$1,584

The impact of these amounts are included in the following items on the Company’s consolidated financial statements for the fiscal year ended December 31, 2015 and each of the fiscal quarters therein:

Consolidated Balance Sheet:	Consolidated Statement of Operations:

Accounts receivable, net	Rental revenues
Current assets	Net revenues
Deferred income taxes	Gross profit
Total assets	Operating income
Retained deficit	Income before income taxes
Total stockholders equity	Income tax (expense) benefit
Total liabilities and stockholders’ equity	Net income
Net income per basic and diluted share

The following tables present the effect of the correction discussed above on selected line items of our previously reported consolidated financial statements as of and for the year ended December 31, 2015.

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Accounts receivable, net	$14,206	$(1,584)	$12,622
Total Current Assets	20,544	(1,584)	18,960
Deferred income taxes	11,502	626	12,128
Total Assets	96,449	(958)	95,491
Retained deficit	(39,962)	(958)	(40,920)
Total Stockholders’ Equity	51,278	(958)	50,320
Total Liabilities and Stockholders’ Equity	96,449	(958)	95,491

Consolidated Statement of Operations:
Net revenues:
Rentals	64,536	(1,584)	62,952
Net revenues	72,125	(1,584)	70,541
Gross profit	51,184	(1,584)	49,600
Operating income	8,864	(1,584)	7,280

Income (loss) before income taxes	5,573	(1,584)	3,989
Income tax (expense) benefit	(1,830)	626	(1,204)

Net income (loss)	3,743	(958)	2,785

Net income (loss) per share:
Basic	$0.17	$(0.04)	$0.13
Diluted	$0.16	$(0.04)	$0.12

Consolidated Statement of Stockholders’ Equity:
Net income (loss)	3,743	(958)	2,785
Total Stockholder’s Equity	51,278	(958)	50,320

Consolidated Statement of Cash Flow:
Net income (loss)	3,743	(958)	2,785
Deferred income tax expense	1,763	(626)	1,137
Accounts receivable	$(9,140)	$1,584	$(7,556)

The following tables present the effect of the correction discussed above on selected line items of our previously reported consolidated financial statements as of and for each of the fiscal quarters within the year ended December 31, 2015.

	March 31, 2015
Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated

Accounts receivable, net	$11,498	$(173)	$11,325
Total Current Assets	20,082	(173)	19,909
Deferred income taxes	14,143	69	14,212
Total Assets	87,466	(104)	87,362
Retained deficit	(44,119)	(104)	(44,223)
Total Stockholders’ Equity	46,325	(104)	46,221
Total Liabilities and Stockholders’ Equity	$87,466	$(104)	$87,362
	Three months ended March 31, 2015
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Net revenues:
Rentals	$15,139	$(173)	$14,966
Net revenues	16,725	(173)	16,552
Gross profit	12,089	(173)	11,916
Operating income	1,552	(173)	1,379

Loss before income taxes	(700)	(173)	(873)
Income tax benefit	285	69	354

Net loss	(415)	(104)	(519)

Net loss per share:
Basic	$(0.02)	$—	$(0.02)
Diluted	$(0.02)	$—	$(0.02)

	June 30, 2015
Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated

Accounts receivable, net	$12,304	$(407)	$11,897
Total Current Assets	18,289	(407)	17,882
Deferred income taxes	13,878	161	14,039
Total Assets	91,779	(246)	91,533
Retained deficit	(43,336)	(246)	(43,582)
Total Stockholders’ Equity	47,508	(246)	47,262
Total Liabilities and Stockholders’ Equity	$91,779	$(246)	$91,533

	Three months ended June 30, 2015			Six months ended June 30, 2015
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenues:
Rentals	$15,616	$(234)	$15,382	$30,755	$(407)	$30,348
Net revenues	17,170	(234)	16,936	33,895	(407)	33,488
Gross profit	11,854	(234)	11,620	23,943	(407)	23,536
Operating income	1,317	(234)	1,083	2,869	(407)	2,462

Income (loss) before income taxes	930	(234)	696	230	(407)	(177)
Income tax (expense) benefit	(147)	93	(54)	138	161	299

Net income (loss)	783	(141)	642	368	(246)	122

Net income (loss) per share:
Basic	$0.03	$—	$0.03	$0.02	$(0.01)	$0.01
Diluted	$0.03	$—	$0.03	$0.02	$(0.01)	$0.01

	September 30, 2015
Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated

Accounts receivable, net	$13,584	$(788)	$12,796
Total Current Assets	19,556	(788)	18,768
Deferred income taxes	12,944	311	13,255
Total Assets	93,777	(477)	93,300
Retained deficit	(41,968)	(477)	(42,445)
Total Stockholders’ Equity	48,998	(477)	48,521
Total Liabilities and Stockholders’ Equity	$93,777	$(477)	$93,300

	Three months ended September 30, 2015			Nine months ended September 30, 2015
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenues:
Rentals	$16,849	$(381)	$16,468	$47,604	$(788)	$46,816
Net revenues	18,692	(381)	18,311	52,587	(788)	51,799
Gross profit	13,258	(381)	12,877	37,201	(788)	36,413
Operating income	2,711	(381)	2,330	5,580	(788)	4,792

Income (loss) before income taxes	2,326	(381)	1,945	2,556	(788)	1,768
Income tax (expense) benefit	(957)	150	(807)	(819)	311	(508)

Net income (loss)	1,369	(231)	1,138	1,737	(477)	1,260

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.05	$0.08	$(0.02)	$0.06
Diluted	$0.06	$(0.01)	$0.05	$0.08	$(0.02)	$0.06

	Three months ended December 31, 2015			Twelve months ended December 31, 2015
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenues:
Rentals	$16,932	$(796)	$16,136	$64,536	$(1,584)	$62,952
Net revenues	19,538	(796)	18,742	72,125	(1,584)	70,541
Gross profit	13,983	(796)	13,187	51,184	(1,584)	49,600
Operating income	3,284	(796)	2,488	8,864	(1,584)	7,280

Income (loss) before income taxes	3,017	(796)	2,221	5,573	(1,584)	3,989
Income tax (expense) benefit	(1,011)	315	(696)	(1,830)	626	(1,204)

Net income (loss)	2,006	(481)	1,525	3,743	(958)	2,785

Net income (loss) per share:
Basic	$0.09	$(0.02)	$0.07	$0.17	$(0.04)	$0.13
Diluted	$0.09	$(0.02)	$0.07	$0.16	$(0.04)	$0.12

4.	Business Combinations

Acquisitions Accounted for Using the Purchase Method

On April 20, 2015 (the “Closing Date”), the Company acquired substantially all of the assets of Ciscura for $6.2 million in cash, based on the final number of pumps acquired and the associated treatments, which were generated during the 90-day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company acquired approximately 1,800 infusion pumps, its four-person field sales team, as well as its facilities management personnel, which have become the foundation of the Company’s new Southeast facility. Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities and will provide the Company with a new regional warehouse and service facility that will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region. The Company used available borrowings under our Credit Facility to finance the acquisition and associated expenses. As of December 31 2015, $6.2 million of the purchase price was paid in cash and approximately $0.7 million for integration, professional and other related expenses were expensed as incurred and are included in General and Administrative expenses in the Company’s consolidated statements of operations. The Company did not disclose the revenue and income of Ciscura for the period from the acquisition date through December 31, 2015 as it was not practical due to the fact that the operations were substantially integrated. See Note 8 – Debt for additional information pertaining to this funding.

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

Unaudited Pro Forma Financial Information

The following summary pro forma condensed consolidated financial information is based on the assumption that the acquisition of Ciscura occurred on January 1, 2014 (in thousands) for purposes of the statement of operations:

	2015 Pro-Forma (Restated)	2014 Pro-Forma
Net revenue	$71,755	$69,684
Net income	$2,854	$3,664

The pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets and related tax effects for the twelve months ended December 31, 2015 and 2014.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning on January 1, 2014 nor is it indicative of future results.

5.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Medical Equipment held for sale or rental	$2,277	$2,255

Medical Equipment in rental service	53,681	43,246
Medical Equipment in rental service - pump reserve	(232)	(121)
Accumulated depreciation	(25,612)	(23,311)

Medical Equipment in rental service - net	27,837	19,814

Total	$30,114	$22,069

Included in ME in rental service above are $11.2 million and $6.9 million, as of December 31, 2015 and 2014, respectively, of pumps obtained under various capital leases. Included in accumulated depreciation above are $2.4 million and $1.3 million, as of December 31, 2015 and 2014, respectively, associated with the same capital leases.

Depreciation expense for the years ended December 31, 2015 and 2014 was $4.8 million and $3.3 million, respectively, which were recorded in cost of revenues – pump depreciation and loss on disposal.

6.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2015	2014
Furniture, fixtures, and equipment	$2,330	$2,274
Automobiles	84	96
Leasehold improvements	2,240	1,991
Furniture, fixtures, and equipment - accumulated depreciation	(1,382)	(1,188)
Automobiles - accumulated depreciation	(76)	(83)
Leasehold improvements - accumulated depreciation	(826)	(639)

Total	$2,370	$2,451

Depreciation expense for each of the years ended December 31, 2015 and 2014 was $0.6 million and $0.3 million, respectively, and was recorded in general and administrative expenses.

7.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	32,865	16,946	15,919
Physician and customer relationships - Ciscura	3,393	103	3,290
Non-compete agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

	2014
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Physician and customer relationships	32,865	14,755	18,111
Non-compete agreements	848	778	70
Software	6,299	1,407	4,892

Total nonamortizable and amortizable intangible assets	$42,012	$16,940	$25,073

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

Amortization expense for intangible assets for the years ended December 31, 2015 and 2014 was $2.8 million and $2.5 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$5,104	$5,310	$4,933	$4,207	$2,584	$7,396

8.	Debt

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

During the year end December 31, 2015, the Company made optional pre-payments of $4.8 million on its Term Loan A, which can be applied against a future mandatory payment. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments. Remaining prepayments of $2.9 million are available towards 2016 future mandatory payments.

As of December 31, 2015, interest on the Chase Credit Facility was payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period, plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The actual rate at December 31, 2015 was 2.73% (LIBOR of 0.23% plus 2.50%).

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

The restatement error and the Company’s decision to prepay debt, would have resulted in the Company being non-compliant with its fixed charge coverage ratio covenant as of March 31, 2016, however, as of June 30, 2016, the Company would have been in compliance. As a result of the Company’s restatement of prior consolidated financial statements described herein, the following Events of Default occurred:

(i)	an Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(ii)	an Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

In order to cure these violations, the Company entered into the First Amendment to Credit Agreement and Waiver on December 5, 2016. This First Amendment amends the Credit Agreement in the following material respects:

(i)	a waiver of the Event of Default that results from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	a waiver of the Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b);

(iii)	a waiver of the Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein;

(iv)	a restructuring of the credit facility that will effectively consolidate Term Loan A and Term Loan B into a single Term Loan resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line;

(v)	set the maturity of the new Term Loan described in item (iv) and the revolving credit line to five years from the effective date of the First Amendment;

(vi)	set the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity;

(vii)	amend the deadline for delivery of consolidated financial statements to allow for the delivery of such statements for the quarter ended September 30, 2016 by December 16, 2016;

(viii)	amend the deadline for delivery of the Company’s annual financial plan and forecast to 30 days after the end of each fiscal year;

(ix)	amend the Leverage Ratio covenant to provide for the following schedule of maximum permitted ratios: (i) 3.0 to 1.0 at any time on or after the effective date but prior to December 31, 2015, (ii) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (iii) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (iv) 2.25 to 1.00 at any time on or after March 31, 2018;

(x)	amend the definition of EBITDA to provide for the exclusion of certain one-time expenses directly related to the financial restatement described herein;

(xi)	amend Section 8.01(a) to replace references to “Jonathan Foster” with “Christopher Downs”.

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described herein, as of December 31, 2015, the Company was in compliance with all such covenants.

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

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015				December 31, 2014
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$1,873	$26,651	$28,524	Term Loans	$4,238	$15,849	$20,087
Revolver	—	—	—	Revolver	—	566	566
Capital Leases	3,187	3,233	6,420	Capital Leases	2,214	2,617	4,831

Total	$5,060	$29,884	$34,944	Total	$6,452	$19,032	$25,484

9.	Income Taxes

The following table summarizes income before income taxes for the years ended December 31 (in thousands):

	2015 (Restated)	2014
U.S income	$3,752	$5,670
Non-U.S. income	237	540

Income before income taxes	$3,989	$6,210

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2015 (Restated)	2014
U.S Federal income tax expense
Current	$—	$(26)
Deferred	(970)	(2,273)

Total U.S. Federal income tax expense	(970)	(2,299)
State and local income tax expense
Current	(101)	(68)
Deferred	(168)	(315)

Total state and local income tax expense	(269)	(383)

Foreign income tax expense (benefit)
Current	35	(171)

Total income tax expense	$(1,204)	$(2,853)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2015 (Restated)	2014
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	5.81%	4.06%
Foreign income tax	(0.33%)	2.86%
Permanent differences	1.05%	2.06%
Research & Development Credits	(10.47%)	0.00%
Other adjustments	0.14%	2.96%

Effective income tax rate	30.20%	45.94%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2015 (Restated)	2014
Deferred Federal tax assets –
Bad debt reserves	$1,612	$1,618
Stock based compensation	636	383
Net operating loss	5,649	5,058
Accrued compensation	624	184
Alternative minimum tax credit	73	73
Inventories	52	44
Accrued rent	51	39
Goodwill and intangible assets	7,919	9,186
Research & Development Credits	418	—
Other Credits	3	—
Other	79	—

Total deferred Federal tax assets	17,116	16,585

Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,358)	(2,221)
Other	(364)	—

Total deferred Federal tax liabilities	(3,722)	(2,221)

Net deferred Federal tax assets	13,394	14,364
Net deferred state and local tax assets	1,477	1,644

Net deferred tax assets	$14,871	$16,008

The classification of net deferred income taxes as of December 31, 2015 is summarized (in thousands):

	Current	(Restated) Long-term	Total
Deferred tax assets	$2,743	$17,278	$20,021
Deferred tax liabilities	—	(5,150)	(5,150)

Net deferred tax assets	$2,743	$12,128	$14,871

The classification of net deferred tax assets as of December 31, 2014 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,252	$17,339	$19,591
Deferred tax liabilities	—	(3,583)	(3,583)

Net deferred income taxes	$2,252	$13,756	$16,008

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

10.	Commitments and Contingencies

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

The Company had approximate minimum future operating lease commitments, mainly related to its leased facilities, for the years ending December 31 (in thousands):

2016	2017	2018	2019	2020	2021 and thereafter
$1,006	$837	$677	$513	$178	$1,120

Lease expense for the years ended December 31, 2015 and 2014 was $1.0 million and $0.6 million, respectively.

11.	Share-based Compensation

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

Restricted Shares

During the years ended December 31, 2015 and 2014, the Company granted 0.1 million and 0.0 million restricted shares, respectively, which vest over a three or four-year period only if the participants remain employed by the Company through the vesting date. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement. The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

	Number of shares (In thousands)	Weighted average grant date fair value	Aggregate fair value (In thousands)

Unvested at December 31, 2013	454	$1.82

Granted	—	—
Vested	(128)	1.39	$347
Vested shares forgone to satisfy minimum statutory withholding	(66)	2.68	$174
Forfeitures	(4)	2.03

Unvested at December 31, 2014	256	1.78
Granted	62	2.60
Vested	(83)	1.53	$244
Vested shares forgone to satisfy minimum statutory withholding	(24)	2.96	$71
Forfeitures	(40)	1.79

Unvested at December 31, 2015	171	$2.09

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

2007 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,593,334	$2.11	3.09	$53,083

Granted	245,000	2.83	1.39
Exercised	(212,949)	2.59		803,234
Exercised shares forgone to satisfy minimum statutory withholding	(38,029)	2.00
Forfeited	(992,356)	2.23

Outstanding at December 31, 2014	595,000	$2.19	1.51	$571,717

Granted	—	—	—
Exercised	(52,030)	1.64		140,368
Exercised shares forgone to satisfy minimum statutory withholding	(7,688)	1.76
Cashless exercise	(41,950)	1.70
Forfeited	(5,000)	1.93

Outstanding at December 31, 2015	488,332	$2.31	0.41	$348,415

Exercisable at December 31, 2015	416,667	$2.33

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—	—	$—

Granted	530,000	$2.69	5.00	$—
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	—	—

Outstanding at December 31, 2014	530,000	$2.69	5.00	$243,800

Exercisable at December 31, 2014	—	$—

Granted	470,000	2.90	3.25
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	(30,000)	2.69

Outstanding at December 31, 2015	970,000	$2.79	3.58	$222,200

Exercisable at December 31, 2015	410,903	$2.85

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

Inducement Options	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	800,000	$2.25	4.87	$156,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2014	800,000	$2.25	3.89	$720,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2015	800,000	$2.25	2.90	$616,000

Exercisable at December 31, 2015	547,916	$2.25

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
2007 Plan (Options):
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$1.50 - $1.75	110,000	1.50	$1.51	73,333	$1.51
$1.76 - $2.00	91,665	1.20	1.93	84,167	1.73
$2.01 - $3.00	286,667	0.36	2.71	259,167	2.69

Outstanding at December 31, 2015	488,332	0.41	$2.31	416,667	$2.33

	Options Outstanding			Options Exercisable
2014 Plan (Options):
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$2.01 - $3.00	970,000	3.58	$2.79	410,903	$2.85

Outstanding at December 31, 2015	970,000	3.58	$2.79	410,903	$2.85

Inducement Options:	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$1.50 - $1.75	400,000	2.81	$1.75	272,916	$1.75
$2.26 - $2.75	400,000	3.01	2.75	275,000	2.75

Outstanding at December 31, 2015	800,000	2.90	$2.25	547,916	$2.25

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

Restatement of Previously Issued Financial Statements

On November 7, 2016, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly periods ending March 31, 2015 through June 30, 2016 and the annual period ending December 31, 2015 (collectively, the “Financial Statements”), should not be relied upon because of calculation errors primarily related to the Company’s overstatement of estimated accounts receivable collections.

In connection with the foregoing, upon the recommendation of the Company’s Board of Directors, the Audit Committee commenced an independent investigation, which included the review of the accounting error and related spreadsheets involving our accounts receivable collection rates. The Audit Committee engaged outside independent counsel and independent accounting advisors to assist in its investigation, which has been completed. The results of the investigation confirmed that the accounting error was not the result of fraud or intentional misconduct by the Company’s management or accounting personnel.

Based on the independent internal investigation, our review of our financial records and other work completed by our management and the Audit Committee to date, we determined that there were material misstatements in the Financial Statements and, accordingly, those financial statements required restatement.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2015 that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weakness, management believes, based on a number of factors, including, but not limited to: (a) the completion of the Audit Committee’s investigation and the substantial resources expended (including the use of internal and external consultants) in response to the findings; (b) our internal review that identified certain accounting errors, leading to the adjustment of our previously issued financial statements; and (c) commencement of certain remediation actions, as discussed further below, the consolidated financial statements, as included in this Second Form 10-K/A, fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the year ended December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“US GAAP”).

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective because of the identification of material weakness as discussed below.

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting. A proper organizational tone can be promoted through a variety of means, such as well documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.

At December 31, 2015, we did not maintain an effective control environment to allow for the accurate review and filing of our financial statements primarily attributable to the following factors:

•	We did not have adequate processes or policies in place to enable members of our management team to timely review the detailed calculation of accounts receivable collections and contractual allowance reserves;

•	We did not have controls designed to validate the completeness and accuracy of underlying data used in the contractual allowance account reconciliation and in the determination of this significant estimate and, as a result, material errors were later identified in the underlying calculation used to support this significant estimates; and

•	We did not have an adequate process or appropriate controls in place to support the accurate reporting of our financial results and disclosures on our Form 10-K.

One or more of the foregoing control deficiencies contributed to the restatement of our consolidated financial statements for the fiscal year ended December 31, 2015 and for each of the quarterly periods from March 31, 2015 to June 30, 2016. Additionally, the foregoing control deficiencies could result in material misstatements of these consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies resulted in the material weakness, as set forth above. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting and Status

We have taken, and continue to take, the actions described below to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this section. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described below will continue to exist.

To address this material weakness, our management has implemented new procedures and internal controls surrounding the use of our statistical method of calculating collections of accounts receivable and corresponding revenue. These include, but are not limited to, simplifying the calculation to reduce potential opportunities for error; establishing a more formalized process of review for the calculation by members of the Company’s senior management, including establishing key controls and control design, and implementing a quarterly review of the estimated receivables collection calculation against other possible quantitative/qualitative methods to validate conclusions.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2015 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Pursuant to the Company’s Equity Plan (the “Equity Plan”), the Compensation Committee of the Board of Directors of the Company granted, on March 11, 2015, equity awards in the form of stock options or restricted stock units vesting over a period of four years to each of the Company’s officers, including the named executive officers identified in the Company’s proxy statement filed with the Securities and Exchange Commission on April 9, 2015. The Company’s President and Chief Executive Officer, Eric Steen, was granted 16,666 restricted stock units; Executive Vice President and Chief Financial Officer, Jonathan Foster, was granted 13,333 restricted stock units; and Executive Vice President and Chief Operating Officer, Janet Skonieczny, was granted 6,666 restricted stock units. The Compensation Committee intends to grant equity awards to the Company’s officers under the Equity Plan on an annual basis at its discretion.

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

Under the Steen Employment Agreement, Mr. Steen’s employment will terminate immediately upon his death or permanent disability. Mr. Steen would be entitled to (i) the unpaid base salary earned for services rendered through the date of his death or permanent disability, (ii) any accrued but unpaid incentive compensation earned in the previous year (“Bonus Amount”) as of the date of his death or permanent disability, (iii) the accrued but unpaid paid time off (“PTO”) earned through the date of his death or permanent disability, and (iv) the limited death, disability, and/or income continuation benefits. The Company must provide Mr. Steen with six-months advance notice of an involuntary termination of Mr. Steen’s employment other than for cause. In the event Mr. Steen is involuntarily terminated by the Company without “cause” (as defined in the Steen Employment Agreement), Mr. Steen will be entitled to receive (i) the unpaid base salary earned for services rendered through the date of such termination, (ii) any accrued and unpaid Bonus Amount, (iii) the accrued but unpaid PTO, (iv) unreimbursed amounts to which he is entitled to reimbursement under the Steen Employment Agreement, and (v) a severance payment, in an aggregate amount equal to six months of Mr. Steen’s then-current base salary.

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

The Steen Amendment amends the Steen Employment Agreement to provide for a three-month advance notice period and 12-month severance period in the event of an “involuntary termination” (as defined in the Steen Employment Agreement) by the Company or a “good reason termination” (as defined in the Steen Amendment) by Mr. Steen. The Steen Amendment also provides Mr. Steen with a three-month advance notice period and an 18-month severance period in the event of a “change of control termination” (as defined in the Steen Amendment). In the event of an “involuntary termination,” “good reason termination” or “change of control termination,” Mr. Steen’s termination would be effective following expiration of the applicable advance notice period, and Mr. Steen would then be eligible to receive, (i) any earned, but unpaid base salary, (ii) any accrued, but unpaid Bonus Amount, (iii) any accrued, but unpaid PTO, (iv) unreimbursed business expenses, (v) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Steen during the applicable severance period, (vi) any target Bonus Amount to which Mr. Steen would otherwise be entitled if employed during the applicable severance period, and (vii) continuation of COBRA health benefits during the applicable severance period. The Company’s obligation to pay the foregoing amounts would be contingent upon Mr. Steen’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates, and the Company’s obligation to pay the foregoing amounts set forth in clauses

(v), (vi) and (vii) would be contingent upon Mr. Steen’s continued performance of his post-termination obligations under the Steen Employment Agreement, including obligations relating to non-disclosure, non-competition, non-disparagement, Company intellectual property and transition assistance.

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

The Foster Amendment amends the Foster Employment Agreement to provide for a three-month advance notice period and nine-month severance period in the event of an involuntary termination without “cause” (as defined in the Foster Employment Agreement) by the Company, a “good reason termination” (as defined in the Foster Amendment) by Mr. Foster or a “change of control termination” (as defined in the Foster Amendment). In the event of an involuntary termination without “cause,” “good reason termination” or “change of control termination,” Mr. Foster’s termination would be effective following expiration of the advance notice period, and Mr. Foster would then be eligible to receive, (i) any earned, but unpaid base salary, PTO, benefits and other compensation (except for any Incentive Plan payments, which are separately addressed below), (ii) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Foster during the severance period, (iii) any Incentive Plan bonuses or awards earned, but unpaid, for the immediately preceding year, (iv) a prorated amount of his target bonus (assuming 100% of target) under the Incentive Plan through and including the termination date, (v) unreimbursed expenses, and (vi) continuation of COBRA health benefits during the severance period. The Company’s obligation to pay the foregoing amounts set forth in clauses (ii), (iv) and (vi) would be contingent upon Mr. Foster’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates.

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

Directors Compensation

Name	Fees Earned or Paid in Cash ( $)	Option Awards ($)	Total ($)
David Dreyer (1)	$69,833	29,859	$99,692
Gregg Lehman (1)	$88,411	71,662	$160,073
Ryan Morris (1)	$80,890	29,859	$110,749
Joseph Whitters (1)	$68,485	29,859	$98,344
Wayne Yetter (1)	$72,152	29,859	$102,011

Total	$379,771	$191,098	$570,869

(1)	As part of their 2015 compensation package, each independent director, with the exception of Mr. Lehman who received options to purchase 60,000 shares of the Company’s Common Stock as Chairman, received options to purchase 25,000 shares of the Company’s Common Stock. Further, the options were granted on the date of the annual meeting of stockholders on May 13, 2015, and such options were granted pursuant to the 2014 Equity Plan with an exercise price equal to 110% of the trailing average closing price of the Company’s Common Stock for the five trading days prior to and including the date of grant. Such options vest monthly over a period of one year and immediately upon a change in control. In accordance with the SEC’s disclosure rules, included in the “Option Awards” columns are the aggregate grant date fair values of stock option awards made during the fiscal year computed in accordance with FASB ASC Topic 718. The measurement objective of FASB ASC Topic 718 is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when directors have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility at the grant date. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to the Consolidated Financial Statements in the Original 10-K Filing. As of December 31, 2015, Messrs. Dreyer, Whitters and Yetter each had 50,000 aggregate outstanding stock options. Mr. Dreyer exercised 25,000 options on May 29, 2015, and 12,063 shares of Common Stock were withheld by the Company in satisfaction of the exercise price. Mr. Dreyer was responsible for all tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. Mr. Whitters exercised 25,000 options on August 17, 2015 and no shares of Common Stock were withheld by the Company in satisfaction of the exercise price. Mr. Whitters was responsible for all tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. Mr. Yetter exercised 25,000 options on August 25, 2015, and 16,881 shares of Common Stock were withheld by the Company in satisfaction of the exercise price and income tax withholdings. His remaining 50,000 options (of which 39,583 options were exercisable at December 31, 2015) expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. As of December 31, 2015, Mr. Morris had 85,000 aggregate outstanding stock options (of which 74,583 options were exercisable) that expire in equal installments of 60,000 on May 8, 2017 and 25,000 on May 12, 2020. As of December 31, 2015, Mr. Lehman had 110,000 aggregate outstanding stock options (of which 85,000 options were exercisable) that expire in equal installments of 50,000 on May 8, 2017 and 60,000 on May 12, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 25, 2016, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s current executive officers and directors; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
Meridian OHC Partners, LP (1)	2,451,972	10.8%
Steven Tannenbaum/Greenwood Investments, Inc. (2)	2,226,219	9.8%
Global Undervalued Securities Master Fund, L.P. (3)	2,202,249	9.7%
Sansone Advisors, LLC (4)	1,478,790	6.5%
Eric Steen (5)	789,706	3.5%
Ryan Morris (6)	620,626	2.7%
Wayne Yetter (7)	468,469	2.1%
Jan Skonieczny (8)	246,478	1.1%
David Dreyer (9)	180,434	*
Joseph Whitters (10)	218,003	*
Michael McReynolds (11)	112,500	*
Gregg Lehman (12)	130,000	*
Jonathan Foster (13)	97,911	*
Sean Schembri (14)	76,389	*
All directors and officers as a group (10 individuals) (15)	2,940,515	13.0%

*	Less than 1%
**	Based on 22,623,987 shares of Common Stock outstanding as of April 25, 2016. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2016, as well as restricted stock units which vest within 60 days of April 25, 2016 are deemed outstanding in addition to the 22,623,987 shares of Common Stock outstanding as of April 25, 2016 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(1)	Based solely on a review of Schedule 13D filed on February 12, 2016 by Meridian OHC Partners, LP. (“Meridian”), Meridian TSV II, LP (“Meridian TSV”), TSV Investment Partners, LLC (“TSV”), BlueLine Capital Partners II, LP (“Blue Line Capital”) and Blue Line Partners, LLC (“Blue Line”). Meridian has shared voting and dispositive power over 2,340,276 shares; Meridian TSV has shared voting power over 14,028 shares and shared dispositive power over 2,340,276 shares; TSV has shared voting and dispositive power over 2,354,304 shares; Blue Line Capital has shared voting and dispositive power over 97,668 shares; and Blue Line has shared voting and dispositive power over 97,668 shares. The aggregate number of shares beneficially held by these entities is 2,451,972. The business address of Meridian is 425 Weed Street, New Canaan, CT 06840.
(2)	Based solely on a review of Schedule 13G/A filed on February 12, 2016 by Steven Tannenbaum, Greenwood Capital Limited Partnership (“Greenwood Capital”), Greenwood Investments, Inc., (“Greenwood Investments”), MGPLA, L.P. and ST Partners LLC (“ST”). Greenwood Capital, ST and MGPLA each beneficially own 1,170,122, 71,480 and 616,179 shares of Common Stock, respectively. Each of Greenwood Capital, ST and MGPLA has the power to vote and dispose of the shares of Common Stock beneficially owned by it. Greenwood Investments, as the general partner of both Greenwood Capital and MGPLA, may be deemed to beneficially own 2,154,739 shares of Common Stock beneficially owned by Greenwood Capital and MGPLA. Mr. Tannenbaum, as the president of Greenwood Investments, has the power to vote and dispose of the 2,226,219 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital, MGPLA and ST is 800 Boylston Street, Suite 1450, Boston, Massachusetts 02199.
(3)	Based solely on a review of Schedule 13G/A filed on February 11, 2016 by Global Undervalued Securities Master Fund, L.P. (“Master Fund”), Kleinheinz Capital Partners, Inc. (“Kleinheinz”), and John Kleinheinz. The Master Fund, Kleinheinz and Mr. Kleinheinz each have shared voting and dispositive power over 2,202,249 shares. The business address of the Master Fund, Kleinheinz and Mr. Kleinheinz is 301 Commerce Street, Suite 1900, Fort Worth, Texas 76102.
(4)	Based solely on a review of Schedule 13G/A filed on February 1, 2016 by Sansone Advisors, LLC, Sansone Capital Management, LLC and Christopher Sansone, which each have shared voting and dispositive power over 1,478,790 shares, and Sansone Partners, LP, which has shared voting and dispositive power over 1,224,050 shares. The address for each party is 151 Bodman Place, Suite 100, Red Bank, New Jersey 07701.

(5)	Represents 170,123 shares of Common Stock held directly and 615,417 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 4,167 restricted stock units vested but not issued.
(6)	Represents 535,626 shares of Common Stock, of which 85,494 shares are held directly by Mr. Morris and the remainder are held indirectly by Meson Capital Partners LP (“Meson LP”), and 85,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016. As an entity managed by Mr. Morris, Meson Capital Partners LLC (“Meson LLC”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares held by Mr. Morris. Meson LLC disclaims beneficial ownership of such shares. As the general partner of Meson LP, Meson LLC may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Meson LP shares. Meson LLC does not own any shares of Common Stock directly and disclaims beneficial ownership of the Meson LP shares. As managing member of Meson LLC, Mr. Morris may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) any shares of Common Stock beneficially owned by Meson LLC. Mr. Morris disclaims beneficial ownership of any shares of Common Stock beneficially owned by Meson LLC.
(7)	Represents 418,469 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(8)	Represents 134,811 shares of Common Stock held directly and 110,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 1,667 restricted stock units vested but not issued.
(9)	Represents 130,434 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(10)	Represents 168,003 shares of Common Stock held directly and 50,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(11)	Represents 112,500 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(12)	Represents 20,000 shares of Common Stock held directly and 110,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(13)	Represents 27,911 shares of Common Stock held directly and 66,667 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 3,333 restricted stock units vested but not issued.
(14)	Represents 76,389 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016.
(15)	Represents 1,069,751 shares of Common Stock held directly, 535,626 shares held indirectly and 1,325,972 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2016 and 9,166 restricted stock units vested but not issued. Business address for each of the directors and executive officers is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

		Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted Average Exercise Price of options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)

Plan Category:
Equity compensation plans approved by security holders:	(1)			—
2007 Plan *		597,501	$2.21
2014 Plan		1,031,663	2.78	968,337
Equity compensation plans not approved by security holders	(2)	800,000	2.25	—

Total		2,429,164	$2.47	968,337

*	As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 488,332 and rights representing approximately 109,169 remain outstanding under this plan.
(1)	This amount includes 170,832 shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 1,458,332 shares of common stock issuable upon the exercise of vested stock option awards.
(2)	We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the thirty-six months thereafter, and (iii) the options will expire on the tenth anniversary of their grant date. Under the terms of our CEO’s Employment Agreement, effective as of April 1, 2013, as amended January 18, 2016, in the event that our CEO is involuntarily terminated by us without cause or our CEO resigns for good reason, in each case, within two months prior to, or 12 months following, a change in control of the Company, his options will immediately vest and become exercisable. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three (3) anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated (x) by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and (y) otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2,000,000 shares authorized as part of our 2014 Annual Stockholders Meeting held in May 2014 less 1,031,663 million shares that were made available to certain employees, directors and others.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The services provided for 2015 and 2014 were for audit services, audit related services and tax services, as described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Second Form 10-K/A:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

Reference is made to the accompanying Exhibit Index immediately following the signature page to this Second Form 10-K/A. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Exhibit Index as exhibits to this Second Form 10-K/A. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: December 12, 2016	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: December 12, 2016	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: December 12, 2016	/s/ CHRISTOPHER DOWNS
Christopher Downs
Chief Financial Officer (Interim) (Principal Financial Officer)

Date: December 12, 2016	/s/ TRENT N. SMITH
Trent N. Smith
Chief Accounting Officer (Principal Accounting Officer)

Date: December 12, 2016	/s/ GREGG LEHMAN
Gregg Lehman
Chairman of the Board Director

Date: December 12, 2016	/s/ DAVID DREYER
David Dreyer
Director

Date: December 12, 2016	/s/ RYAN MORRIS
Ryan Morris
Director

Date: December 12, 2016	/s/ SCOTT SHUDA
Scott Shuda
Director

Date: December 12, 2016	/s/ JOSEPH WHITTERS
Joseph Whitters
Director

Exhibit Index

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 31, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 0-51902) filed on March 3, 2009).

10.3	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 26, 2012).

10.4	Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013). †

10.5	Amendment Number One to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.6	Amendment Number Two to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of May 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.7	Credit Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.8	Pledge and Security Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.9	Patent and Trademark Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

Exhibit Number	Description of Document

10.10**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.11**	Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, dated and effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32050) filed on July 8, 2013).

10.12**	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.13**	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Erik K. Steen, effective January 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-35020) filed on January 21, 2016).

10.14**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1- 35020) filed on March 19, 2013).

10.15**	Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Eric K Steen, dated as of March 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1- 35020) filed on May 5, 2014).

10.16	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.17	First Amendment to Lease by and between College K, LLC and First Biomedical, Inc., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 1, 2014).

10.18**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

10.19**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc., and Mike McReynolds, dated as of April 29, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 29, 2014.

10.20**	InfuSystem Holdings, Inc. 2014 Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 13, 2014.

10.21**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.22**	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, effective March 8, 2016.

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on January 17, 2006).

21.1***	Subsidiaries of InfuSystem Holdings, Inc.

Exhibit Number	Description of Document

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Management contract or compensatory plan, contract or arrangement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
***	Previously filed with the Original Form 10-K.