Form 10-Q/A
period 2016-03-31
InfuSystem Holdings, Inc
filed 2016-12-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

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

EXPLANATORY NOTE

On November 1, 2016, the Audit Committee of the Board of Directors of InfuSystem Holdings, Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s audited financial statements for the fiscal year ended December 31, 2015, and the Company’s unaudited financial statements for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (collectively, the “Financial Statements”) should no longer be relied upon. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three months ended March 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2016 (the “Original Form 10-Q”), restates the Company’s consolidated financial statements as of and for the three months ended March 31, 2016 and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact on the Company’s financial statements for the fiscal quarters ended March 31, 2016 and 2015 is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) and other items, as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015
Unaudited quarterly impact	$750	$173

The impact of these amounts are included in the following items on the Company’s condensed consolidated financial statements for the fiscal quarters ended March 31, 2016 and 2015, respectively:

Consolidated Balance Sheet:	Consolidated Statement of Operations:
Accounts receivable, net	Rental revenues
Total Current Assets	Net revenues
Deferred income taxes	Gross profit
Total Assets	Operating income
Retained deficit	Income before income taxes
Total Stockholders’ Equity	Income tax (expense) benefit
Total Liabilities and Stockholders’ Equity	Net income
Net income per basic and diluted share

See the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2016 and Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 12, 2016 for additional details.

The items amended in the Original Form 10-Q are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing”, disclosures in the Original Form 10-Q remain unchanged. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Form 10-Q. The Company has not modified or updated disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

Background of Restatement

The calculation error affects only the Company’s rentals of infusion pumps to patients, which are paid for by third-party insurance payors. Revenue resulting from sales, service and rentals directly billed to health care providers is not impacted by this calculation error.

A summary of the restatement and its effects to the Company’s financial statements for the three months ended March 31, 2016 and 2015, respectively, included within this Form 10-Q/A, is presented in Note 2 in the accompanying unaudited condensed Notes to consolidated financial statements.

Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted a reassessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. As a result of that reassessment, management concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness.

For a description of the material weakness, see Part I – Item IV – Controls and Procedures.

Items Amended by this Filing

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•	Part I, Item I - Financial Statements;

•	Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item IV - Controls and Procedures; and

•	Part II, Item 1A - Risk Factors.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2016 to reflect the effects of the restatement therein.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except share data)	2016	2015
	(Unaudited)
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$569	$818
Accounts receivable, less allowance for doubtful accounts of $5,058 and $4,737 at March 31, 2016 and December 31, 2015, respectively	13,025	12,622
Inventory	2,622	1,916
Other current assets	1,087	861
Deferred income taxes	2,743	2,743

Total Current Assets	20,046	18,960
Medical equipment held for sale or rental	2,426	2,277
Medical equipment in rental service, net of accumulated depreciation	29,799	27,837
Property & equipment, net of accumulated depreciation	2,308	2,370
Intangible assets, net	31,833	31,534
Deferred income taxes	12,080	12,128
Other assets	260	251

Total Assets	$98,752	$95,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,014	$6,586
Current portion of long-term debt	5,177	5,060
Other current liabilities	2,462	3,641

Total Current Liabilities	15,653	15,287
Long-term debt, net of current portion	32,433	29,750

Total Liabilities	$48,086	$45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,767,052 and 22,569,392, respectively, as of March 31, 2016 and 22,739,550 and 22,541,890, respectively, as of December 31, 2015	2	2
Additional paid-in capital	91,543	91,238
Retained deficit	(40,879)	(40,920)

Total Stockholders’ Equity	50,666	50,320

Total Liabilities and Stockholders’ Equity	$98,752	$95,357

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(RESTATED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2016	2015
Net revenues:
Rentals	$16,488	$14,966
Product Sales	1,806	1,586

Net revenues	18,294	16,552
Cost of revenues:
Cost of revenues — Product, service and supply costs	3,506	3,015
Cost of revenues — Pump depreciation and disposals	2,231	1,621

Gross profit	12,557	11,916

Selling, general and administrative expenses:
Provision for doubtful accounts	1,747	1,194
Amortization of intangibles	912	631
Selling and marketing	2,815	2,737
General and administrative	6,669	5,975

Total selling, general and administrative	12,143	10,537

Operating income	414	1,379
Other income (expense):
Interest expense	(305)	(672)
Loss on extinguishment of long term debt	—	(1,599)
Other income	20	19

Total other expense	(285)	(2,252)
Income (loss) before income taxes	129	(873)
Income tax (expense) benefit	(88)	354

Net income (loss)	$41	$(519)

Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Weighted average shares outstanding:
Basic	22,548,538	22,308,730
Diluted	23,039,256	22,308,730

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 as filed with the SEC.

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

2.	Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 with the SEC on May 10, 2016, management identified historical accounting errors principally related to a calculation error resulting in an overstatement of estimated accounts receivable collections. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. The Company records an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. The Company’s allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on the Company’s consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in the Company’s filings, to arrive at net revenue, which is publicly reported in the Company’s consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of the Company’s consolidated results of operations. The Company discovered that it has been applying an incorrect cash collection percentage due to a calculation error when calculating the historical collection percentage from certain billings to third-parties. This calculation error resulted in an overstatement of historical cash collection percentages from this revenue, which was then used to estimate future cash collections relative to an outstanding accounts receivable balance.

The calculation error affects only the Company’s rentals of infusion pumps to patients, which are paid for by third-party insurance payors. Revenue resulting from sales, service and rentals directly billed to health care providers is not impacted by this calculation error.

The impact on the Company’s financial statements for the fiscal quarters ended March 31, 2016 and 2015 is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) as follows:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015
Unaudited quarterly impact	$750	$173

The impact of these amounts are included in the following items on the Company’s consolidated financial statements for the fiscal quarters ended March 31, 2016 and 2015, respectively:

Consolidated Balance Sheet:	Consolidated Statement of Operations:
Accounts receivable, net	Rental revenues
Total Current Assets	Net revenues
Deferred income taxes	Gross profit
Total Assets	Operating income
Retained deficit	Income before income taxes
Total Stockholders’ Equity	Income tax (expense) benefit
Total Liabilities and Stockholders’ Equity	Net income
Net income per basic and diluted share

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated statement of operations for the fiscal quarters ended March 31, 2016 and 2015, respectively.

	March 31, 2016			March 31, 2015
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statement of Operations:
Net revenues:
Rentals	$17,238	$(750)	$16,488	$15,139	$(173)	$14,966
Net revenues	19,044	(750)	18,294	16,725	(173)	16,552
Gross profit	13,307	(750)	12,557	12,089	(173)	11,916
Operating income	1,164	(750)	414	1,552	(173)	1,379
Income (loss) before income taxes	879	(750)	129	(700)	(173)	(873)
Income tax (expense) benefit	(384)	296	(88)	285	69	354

Net income (loss)	495	(454)	41	(415)	(104)	(519)
Net income (loss) per share:
Basic	$0.02	$(0.02)	$—	$(0.02)	$—	$(0.02)
Diluted	$0.02	$(0.02)	$—	$(0.02)	$—	$(0.02)

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated balance sheet as of March 31, 2016 and 2015, respectively.

	March 31, 2016			March 31, 2015
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Balance Sheet:
Accounts receivable, net	$15,359	$(2,334)	$13,025	$11,498	$(173)	$11,325
Total Current Assets	22,380	(2,334)	20,046	20,082	(173)	19,909
Deferred income taxes	11,158	922	12,080	14,143	69	14,212
Total Assets	100,164	(1,412)	98,752	87,466	(104)	87,362
Retained deficit	(39,467)	(1,412)	(40,879)	(44,119)	(104)	(44,223)
Total Stockholders’ Equity	52,078	(1,412)	50,666	46,325	(104)	46,221
Total Liabilities and Stockholders’ Equity	$100,164	$(1,412)	$98,752	$87,466	$(104)	$87,362

3.	Business Combination

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three-month period ended March 31, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented nor is it indicative of future results. The Company did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects for the three months ended March 31, 2015 (in thousands):

March 31, 2015
(Restated)
Revenue	$17,418
Net income	$(430)

4.	Medical Equipment and Property

Medical equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Medical Equipment held for sale or rental	$2,426	$2,277
Medical Equipment in rental service	56,785	53,681
Medical Equipment in rental service - pump reserve	(291)	(232)
Accumulated depreciation	(26,695)	(25,612)

Medical Equipment in rental service - net	29,799	27,837

Total	$32,225	$30,114

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

Amortization expense for the three months ended March 31, 2016 was $0.9 million compared to $0.6 million for the three months ended March 31, 2015. Expected annual amortization expense for intangible assets recorded as of March 31, 2016, is as follows (in thousands):

	4/1- 12/31/2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$4,158	$5,301	$4,936	$5,451	$2,590	$7,397

6.	Debt

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

As of March 31, 2016, Term Loan B had a balance of $6.1 million. As of March 31, 2016, interest on the Credit Facility is payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period Plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at March 31, 2016 was 2.93% (LIBOR of 0.43% plus 2.50%).

The availability under the Revolver is based upon the Borrower’s eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	March 31,	December 31,
	2016	2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(3,780)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$6,175	$9,882

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described herein, as of March 31, 2016, the Company was in compliance with all such covenants.

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

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loans	$1,873	$25,459	$27,332	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	$—	$(126)	(126)	Unamortized value of the debt issuance costs (a)	$—	$(134)	(134)
Revolver	—	3,780	3,780	Revolver	—	—	—
Capital Leases	3,304	3,320	6,624	Capital Leases	3,187	3,233	6,420

Total	$5,177	$32,433	$37,610	Total	$5,060	$29,750	$34,810

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

7.	Income Taxes

During the three months ended March 31, 2016, the Company recorded income tax expense of $0.1 million. The Company recorded an income tax benefit of $0.4 million for the same prior year period. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the three months ended March 31, 2016 was 68.2% compared to 40.4% for the same prior year period.

8.	Commitments, Contingencies and Litigation

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

9.	Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended
	March 31
	2016	2015
	(Restated)	(Restated)
Numerator:
Net income (loss) (in thousands)	$41	$(519)
Denominator:
Weighted average common shares outstanding:
Basic	22,548,538	22,308,730
Dilutive effect of non-vested awards	490,718	—

Diluted	23,039,256	22,308,730
Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

For the three months ended March 31, 2016, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2015, 0.3 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

10.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements.

11.	Recent Accounting Pronouncements and Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, and as a result, have recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $0.1million, based upon the balance of unamortized debt issuance costs relating to its Credit Facility as of December 31, 2015.

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

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility (as defined below) covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K/A for the year ended December 31, 2015 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K/A is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q/A speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

All of the financial information presented in this Item 2 has been revised to reflect the restatement of our consolidated financial statements, as more fully described in Note 2 to our consolidated financial statements, included in Part I, Item 1 of this Form 10-Q/A.

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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Revenues

Our net revenues for the quarter ended March 31, 2016 was $18.3 million, an increase of $1.7 million, or 11%, compared to $16.6 million for the quarter ended March 31, 2015. During the period, net revenues from rentals increased $1.5 million, or 10%, compared to the same prior year period. Our restatement resulted in a decrease in net revenues and rentals by $0.6 million compared to the prior year period. Net revenues from product sales were $1.8 million, an increase of $0.2 million compared to the same period of 2015. The remaining increase in net revenues can be attributed to (i) greater rental volume with new and existing sites of therapy, partially offset by an overall slight reduction in reimbursement rates from payors as a whole, and (ii) additional revenues of approximately $0.9 million from our Ciscura acquisition.

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

Gross Profit

Gross profit for the quarter ended March 31, 2016 was $12.6 million, an increase of $0.6 million, or 5%, compared to the quarter ended March 31, 2015. Gross profit, as a percentage of revenues, for the quarter ended March 31, 2016 was 69%, down slightly from the same prior year period of 72%. Our restatement resulted in a decrease in gross profit by $0.6 million compared to the prior year period. The remaining increase in gross profit for the period is mainly due to the increase in rental revenues for the period which was offset by a $0.3 million increase in supply costs associated with the increase in rental revenues and the deployment of pumps to new therapy sites.

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

Income Taxes

During the three months ended March 31, 2016, we recorded income tax expense of $0.1 million compared to an income tax benefit of $0.4 million for the quarter ended March 31, 2015. Our restatement resulted in an additional income tax benefit of $0.2 million compared to the prior year period. Our effective income tax rate for the three months ended March 31, 2016 was 68.2% compared to 40.4% for the same prior year period.

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

Cash used in investing activities was $2.4 million for the three months ended March 31, 2016 compared to cash used of $2.6 million for the three months ended March 31, 2015. The decrease in cash used was due to a $1.1 million decrease in spending on non-pump assets, the majority of which was a direct result of a more significant investment in IT during the quarter ended March 31, 2015, $0.7 million increase in cash used to purchase medical equipment and $0.2 million less in cash proceeds from sale of medical equipment. The Company bought $3.1 million of infusion pumps during the three-month period ended March 31, 2016 to serve new rental business anticipated for the remainder of 2016.

Cash proceeds in financing activities for the three months ended March 31, 2016 was $1.8 million compared to cash proceeds of $6.7 million for the three months ended March 31, 2015. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2016	2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(3,780)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$6,175	$9,882

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of March 31, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our annual report on Form 10-K/A for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A and the Amendment No. 2 to our Form 10-K/A for the fiscal year ended December 31, 2015, where the Company restated its consolidated balance sheet, consolidated statements of operations, consolidated statements of cash flows and notes to our consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our condensed consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, and evaluation of our disclosure controls and procedures as of March 31, 2016, we identified a material weakness in our internal control over financial reporting associated with a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue.

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant estimates associated with collections of accounts receivable and corresponding revenue. This material weakness resulted in the restatement described in Note 2 of our prior period financial statements including the years ended December 31, 2015 and the interim periods therein and the quarterly periods ended March 31, 2016, which is included in this Quarterly Report on Form 10-Q/A, June 30, 2016 and September 30, 2016 (three and nine months ended September 30, 2015 only). Additionally, this material weakness could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended March 31, 2016, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2016 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Remediation Initiatives

We have taken, and continue to take, the actions described below to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts, or in appropriate circumstances not to complete, certain of the remediation measures described in this section. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described above will continue to exist.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K/A for the year ended December 31, 2015.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2015 as filed with the SEC.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence, stockholder litigation and negative impacts on our stock price.

As discussed in Note 3 to our audited consolidated financial statements included in Part II, Item 8 — Financial Statements and Supplemental Data of our Form 10-K/A, we have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2015 and for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors principally related to an overstatement of estimated accounts receivable collections. Due to the errors, our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon.

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

We are responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item IV of Part I of this report and Item 9A of Part II in our Form 10-K/A filed with the SEC on December 12, 2016, we identified a material weakness in our internal control over financial reporting related to a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this Form 10-Q/A.

We are actively engaged in developing a remediation plan designed to address this material weakness. As disclosed in Item IV of Part I of this Form 10-Q/A, because of the material weakness identified by the Company, our consolidated financial statements contained material misstatements that required restatement of the Company’s financial results in this Form 10-Q/A. We have taken, and continue to take, the actions discussed Part I, Item 4 — Controls and Procedures — Management’s Remediation Initiatives of this Form 10-Q/A to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this report, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described in this report could continue to exist. If in the future, the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect the Company’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

On April 28, 2016, CMS released the MLN Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article. This clarification article is “intended for all physicians and hospital outpatient departments submitting claims to MACs for prolonged drug and biological infusions started incident to a physician’s service using an external pump. Note that this article does not apply to suppliers’ claims submitted to DME MACs.” Although management does not believe that this clarification of CMS’ current reimbursement policy will have a material impact on the Company’s business, there is not currently sufficient information available to make this determination and how this development may impact our future revenues and net income. Due to existing conflicting interpretations, there is no assurance that CMS will not interpret this article differently than management or change other reimbursement practices that could directly or indirectly impact our business or future revenues and net income.

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and Recent Events in Our Business included in our Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

As a result of the restatement described herein, the following Events of Default occurred:

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

The restatement error disclosed in this Form 10-Q/A and our decision to prepay our term loan debt, have resulted in the Events of Default described above. With respect to the fixed charge coverage ratio, we were non-compliant for the three months ended March 31, 2016, with a ratio of 1.16:1.00. Excluding our optional prepayment of term loan debt, our fixed charge coverage ratio would have been 1.60:1.00. As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of March 31, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: December 12, 2016	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2016	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Interim)
(Principal Financial Officer)

Date: December 12, 2016	/s/ Trent N. Smith
Trent N. Smith
Chief Accounting Officer
(Principal Accounting Officer)