Form 10-Q/A
period 2016-06-30
InfuSystem Holdings, Inc
filed 2016-12-12
CIK 1337013

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

EXPLANATORY NOTE

On November 1, 2016, the Audit Committee of the Board of Directors of InfuSystem Holdings, Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s audited financial statements for the fiscal year ended December 31, 2015, and the Company’s unaudited financial statements for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (collectively, the “Financial Statements”) should no longer be relied upon. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the three and six months ended June 30, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on August 10, 2016 (the “Original Form 10-Q”), restates the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2016, and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact on the Company’s financial statements for the three and six months ended June 30, 2016 and 2015, is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) and other items as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2016	2015	2016	2015
Unaudited quarterly impact	$943	$234	$1,693	$407

The impact of these amounts are included in the following items on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015:

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

A summary of the restatement and its effects to the Company’s financial statements for the three and six months ended June 30, 2016 and 2015, respectively, included within this Form 10-Q/A, is presented in Note 2 in the accompanying Notes to the unaudited condensed consolidated financial statements.

Internal Control Over Financial Reporting

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted a reassessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. As a result of that reassessment, management concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness.

For a description of the material weakness, see Part I – Item IV – Controls and Procedures.

Items Amended by this Filing

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•	Part I, Item I - Financial Statements;

•	Part I, Item II - Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item IV - Controls and Procedures; and

•	Part II, Item 1A – Risk Factors.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

The Company is concurrently filing an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2016 to reflect the effects of the restatement therein.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$805	$818
Accounts receivable, less allowance for doubtful accounts of $4,485 and $4,737 at June 30, 2016 and December 31, 2015, respectively	13,675	12,622
Inventory	2,096	1,916
Other current assets	1,207	861
Deferred income taxes	2,743	2,743

Total Current Assets	20,526	18,960
Medical equipment held for sale or rental	1,524	2,277
Medical equipment in rental service, net of accumulated depreciation	29,805	27,837
Property & equipment, net of accumulated depreciation	2,236	2,370
Intangible assets, net	31,855	31,534
Deferred income taxes	12,116	12,128
Other assets	222	251

Total Assets	$98,284	$95,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,346	$6,586
Current portion of long-term debt	5,939	5,060
Other current liabilities	2,560	3,641

Total Current Liabilities	13,845	15,287
Long-term debt, net of current portion	33,482	29,750

Total Liabilities	$47,327	$45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,821,647 and 22,623,987, respectively, as of June 30, 2016 and 22,739,550 and 22,541,890, respectively, as of December 31, 2015	2	2
Additional paid-in capital	91,681	91,238
Retained deficit	(40,726)	(40,920)

Total Stockholders’ Equity	50,957	50,320

Total Liabilities and Stockholders’ Equity	$98,284	$95,357

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(RESTATED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30		June 30
	2016	2015	2016	2015
Net revenues:
Rentals	$16,242	$15,382	$32,730	$30,348
Product Sales	1,881	1,554	3,687	3,140

Net revenues	18,123	16,936	36,417	33,488
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,789	3,656	8,295	6,671
Cost of revenues — Pump depreciation and disposals	2,191	1,660	4,422	3,281

Gross profit	11,143	11,620	23,700	23,536

Selling, general and administrative expenses:
Provision for doubtful accounts	1,067	1,143	2,814	2,337
Amortization of intangibles	922	713	1,834	1,344
Selling and marketing	2,324	2,687	5,139	5,424
General and administrative	6,392	5,994	13,061	11,969

Total selling, general and administrative	10,705	10,537	22,848	21,074

Operating income	438	1,083	852	2,462
Other income (expense):
Interest expense	(327)	(387)	(632)	(1,059)
Loss on extinguishment of long term debt	—	—	—	(1,599)
Other income	7	—	27	19

Total other expense	(320)	(387)	(605)	(2,639)
Income (loss) before income taxes	118	696	247	(177)
Income tax benefit (loss)	35	(54)	(53)	299

Net income	$153	$642	$194	$122

Net income per share:
Basic	$0.01	$0.03	$0.01	$0.01
Diluted	$0.01	$0.03	$0.01	$0.01
Weighted average shares outstanding:
Basic	22,620,386	22,381,487	22,584,462	22,345,309
Diluted	23,109,870	22,824,965	23,069,900	22,743,948

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and Notes thereto included in the Company’s Amendment No. 2 to its’ Annual Report on Form 10-K/A for the year ended December 31, 2015 as filed with the SEC.

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

2.	Restatement of Previously Issued Consolidated Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 with the SEC on August 10, 2016, management identified historical accounting errors principally related to a calculation error resulting in an overstatement of estimated accounts receivable collections. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. The Company records an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. The Company’s allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on the Company’s consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in the Company’s filings, to arrive at net revenue, which is publicly reported in the Company’s consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of the Company’s consolidated results of operations. The Company discovered that it has been applying an incorrect cash collection percentage due to a calculation error when calculating the historical collection percentage from certain billings to third-parties. This calculation error resulted in an overstatement of historical cash collection percentages from this revenue, which was then used to estimate future cash collections relative to an outstanding accounts receivable balance.

The calculation error affects only the Company’s rentals of infusion pumps to patients, which are paid for by third-party insurance payors. Revenue resulting from sales, service and rentals directly billed to health care providers is not impacted by this calculation error.

The impact on the Company’s financial statements for the three and six months ended June 30, 2016 and 2015 is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2016	2015	2016	2015
Unaudited quarterly impact	$943	$234	$1,693	$407

The impact of these amounts were included in the following items on the Company’s consolidated financial statements for the three and six months ended June 30, 2016 and 2015:

Consolidated Balance Sheet:	Consolidated Statement of Operations:
Accounts receivable, net	Rental revenues
Total Current Assets	Net revenues
Deferred income taxes	Gross profit
Total Assets	Operating income
Retained deficit	Income before income taxes
Total Stockholders’ Equity	Income tax (expense) benefit
Total Liabilities and Stockholders’ Equity	Net income
Net income per basic and diluted share

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated statement of operations for the three and six months ended June 30, 2016 and 2015, respectively.

	Three months ended
	June 30, 2016			June 30, 2015
Statement of Operations:	As Previously Reported	Adjust	As Restated	As Previously Reported	Adjust	As Restated
Net revenues:
Rentals	$17,185	$(943)	$16,242	$15,616	$(234)	$15,382
Net revenues	19,066	(943)	18,123	17,170	(234)	16,936
Gross profit	12,086	(943)	11,143	11,854	(234)	11,620
Operating income	1,381	(943)	438	1,317	(234)	1,083
Income (loss) before income taxes	1,061	(943)	118	930	(234)	696
Income tax (expense) benefit	(337)	372	35	(147)	93	(54)

Net income (loss)	724	(571)	153	783	(141)	642
Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.01	$0.03	$—	$0.03
Diluted	$0.03	$(0.02)	$0.01	$0.03	$—	$0.03

	Six months ended
	June 30, 2016			June 30, 2015
Statement of Operations:	As Previously Reported	Adjust	As Restated	As Previously Reported	Adjust	As Restated
Net revenues:
Rentals	$34,423	$(1,693)	$32,730	$30,755	$(407)	$30,348
Net revenues	38,110	(1,693)	36,417	33,895	(407)	33,488
Gross profit	25,393	(1,693)	23,700	23,943	(407)	23,536
Operating income	2,545	(1,693)	852	2,869	(407)	2,462
Income (loss) before income taxes	1,940	(1,693)	247	230	(407)	(177)
Income tax (expense) benefit	(721)	668	(53)	138	161	299

Net income (loss)	1,219	(1,025)	194	368	(246)	122
Net income (loss) per share:
Basic	$0.05	$(0.04)	$0.01	$0.02	$(0.01)	$0.01
Diluted	$0.05	$(0.04)	$0.01	$0.02	$(0.01)	$0.01

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated balance sheet at June 30, 2016 and 2015, respectively.

	June 30, 2016			June 30, 2015
Balance Sheet:	As Previously Reported	Adjust	As Restated	As Previously Reported	Adjust	As Restated
Accounts receivable, net	$16,953	$(3,278)	$13,675	$12,304	$(407)	$11,897
Total Current Assets	23,804	(3,278)	20,526	18,289	(407)	17,882
Deferred income taxes	10,821	1,295	12,116	13,878	161	14,039
Total Assets	100,267	(1,983)	98,284	91,779	(246)	91,533
Retained deficit	(38,743)	(1,983)	(40,726)	(43,336)	(246)	(43,582)
Total Stockholders’ Equity	52,940	(1,983)	50,957	47,508	(246)	47,262
Total Liabilities and Stockholders’ Equity	$100,267	$(1,983)	$98,284	$91,779	$(246)	$91,533

3.	Business Combination

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

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
	(Restated)	(Restated)
Revenue	$17,332	$34,750
Net income	$688	$258

4.	Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Medical Equipment held for sale or rental	$1,524	$2,277
Medical Equipment in rental service	58,268	53,681
Medical Equipment in rental service - pump reserve	(394)	(232)
Accumulated depreciation	(28,069)	(25,612)

Medical Equipment in rental service - net	29,805	27,837

Total	$31,329	$30,114

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

On March 23, 2015, the Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). As of June 30, 2016, Term Loan B had a balance of $5.9 million. As of June 30, 2016, interest on the Credit Facility is payable at the

Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at June 30, 2016 was 2.95% (LIBOR of 0.45% plus 2.50%) on both Term Loan A and B and 3.25% (JPM Chase Prime Rate of 3.5% less 0.25%) on the Revolver.

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described herein, as of June 30, 2016, the Company was in compliance with all such covenants.

The Company had approximate future maturities of loans and capital leases as of June 30, 2016 as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Term Loan A (a)	$—	$3,860	$3,860	$3,860	$9,630	$21,210
Term Loan B	454	908	1,136	1,136	2,261	5,895
Unamortized value of the debt issuance costs (b)	(17)	(31)	(31)	(31)	(8)	(118)
Revolver	—	—	—	—	6,618	6,618
Capital Leases	1,650	2,591	1,393	166	16	5,816

Total	$2,087	$7,328	$6,358	$5,131	$18,517	$39,421

(a)	The Company has prepaid its Term Loan A principal payments due on September 30, 2016 and December 31, 2016. Each of these payments is $965, representing a total prepayment of $1,930
(b)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 11)

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$2,838	$24,267	$27,105	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	$—	$(118)	(118)	Unamortized value of the debt issuance costs (a)	$—	$(134)	(134)
Revolver	—	6,618	6,618	Revolver	—	—	—
Capital Leases	3,101	2,715	5,816	Capital Leases	3,187	3,233	6,420

Total	$5,939	$33,482	$39,421	Total	$5,060	$29,750	$34,810

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 11)

7.	Income Taxes

During the three and six months ended June 30, 2016, the Company recorded income tax benefit of $0.1 million and tax expense of $0.1 million, respectively. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.1 million and an income tax benefit of $0.3 million, respectively. During the quarter, the Company recognized a benefit from research and development credits (“R&D Credits”) of $0.3 million pertaining to its development of software that enables third parties to interact, initiate functions or review data on the Company’s system. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the six months ended June 30, 2016 was 21.5%.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	(Restated)		(Restated)
	2016	2015	2016	2015
Numerator:
Net income (in thousands)	$153	$642	$194	$122
Denominator:
Weighted average common shares outstanding:
Basic	22,620,386	22,381,487	22,584,462	22,345,309
Dilutive effect of non-vested awards	489,484	443,478	485,438	398,639

Diluted	23,109,870	22,824,965	23,069,900	22,743,948
Net income per share:
Basic	$0.01	$0.03	$0.01	$0.01
Diluted	$0.01	$0.03	$0.01	$0.01

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

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility (as defined below) covenants, and other risks associated with its common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our Amendment No. 2 of our Annual Report on Form 10-K/A is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q/A speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

All of the financial information presented in this Item 2 has been revised to reflect the restatement of our consolidated financial statements, as more fully described in Note 2 to our consolidated financial statements, included in Part I, Item 1 of this Form 10-Q/A

Overview

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

We have historically submitted billings directly to DME MACs for our infusion pumps and portfolio of related services in the circumstances described above. In this regard, Medicare accounted for 18% and 19% of our total revenues for the six-month period ended June 30, 2016 and fiscal year ended December 31, 2015, respectively, and 21% and 23% of our consolidated accounts receivable, net as of June 30, 2016 and as of December 31, 2015, respectively. As a result of SE1609, we will now submit these billings, effective July 1, 2016, directly to physicians or hospitals who, in turn, will seek reimbursement from Medicare. In these cases, the providing physicians or hospitals, rather than Medicare, will be the primary obligor to us for payments for our infusion pumps and portfolio of related services.

It is important to note that SE1609 applies only to Medicare patients and, therefore, we currently expect that SE1609 will have no direct material impact on the majority of patients of our customers who are insured by private commercial carriers. In these cases, which currently represent a substantial majority of our revenues, we already submit billings directly to these private commercial carriers.

We estimate that the transition to the alternative direct billing arrangement and other recent announcements regarding commercial billing will in aggregate have a gross reduction to our net revenue due exclusively to the pricing impact of approximately $1.3 million per quarter. However, our response to this change as well as the expected changes in the competitive dynamics in the marketplace stemming from this change could mitigate this decline in revenue. These include:

•	In the near term, we are aligning processes with the new billing model, which we expect to reduce costs;

•	In the near term, we expect our asset utilization to normalize;

•	In the intermediate term, we are pursuing additional strategies to further improve financial performance, including (i) conducting new analyses to identify facilities which may have unreported treatments, and (ii) implementing cost savings initiatives;

•	In the long term, SE1609 will not only impact us, but will reshape the entire market, which we expect to create additional opportunities; and

•	Our on-going third-party payor contracting effort has resulted in several contracts which we expect to materially improve collections on billings to these payors.

The ultimate impact of SE1609 will vary as we make internal changes in the short-term and as the market is reshaped in the long term. We believe that the reduction in revenue resulting from the pricing decrease could ultimately be mitigated by 2018 through our response as well as potential benefits gained from the competitive changes in the marketplace.

In addition to restoring profitability, we are committed to achieving the accelerated reduction of debt outstanding through dramatically reduced capital investment in both IT systems and pump fleet.

Finally, however, there can be no assurance that SE1609 and the associated competitive dynamics in the marketplace will not further impact future revenues and net income or implicate other risks referred to in the Risk Factors section of our Annual Report on Form 10-K/A for 2015. The estimates provided above are our best estimates of future events that may or may not be obtainable and there can be no assurance that we will achieve such results.

InfuSystem Holdings, Inc. Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Net Revenues

Our net revenues for the quarter ended June 30, 2016 were $18.1 million, an increase of $1.2 million, or 7%, compared to $16.9 million for the quarter ended June 30, 2015. During the period, net revenues from rentals increased $0.9 million, or 6%, compared to the same prior year period. Our restatement resulted in a decrease in net revenues and rentals of $0.7 million compared to the prior year period. Net revenues from product sales were $1.9 million, an increase of $0.3 million compared to the same prior year period.

Our net revenues for the six months ended June 30, 2016 were $36.4 million, an increase of $3.0 million, or 9%, over the same prior year period. During the period, net revenues from rentals increased $2.4 million, or 8%, compared to the same prior year period. Our restatement impacted net revenues and rentals with a decrease of $1.3 million compared to the same prior year period. The remaining increase in net revenues for both 2016 periods can be attributed to greater rental volume with new and existing sites of therapy, partially offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors.

Gross Profit

Gross profit for the quarter ended June 30, 2016 was $11.1 million, a decrease of $0.5 million, or 4%, compared to $11.6 million for the quarter ended June 30, 2015. Gross profit, as a percentage of net revenues, for the quarter ended June 30, 2016 was 61%, down from 69% for the same prior year period partially due to our restatement that resulted in a decrease in gross profit of $0.7 million compared to the prior year period. The remaining decrease in gross profit as a percentage of net revenues for the period was largely attributed to an increase of $1.7 million in supply costs and depreciation.

Gross profit for the six months ended June 30, 2016 was $23.7 million, an increase of $0.2 million, or 1%, compared to the six months ended June 30, 2015. Gross profit, as a percentage of net revenues, for the six months ended June 30, 2016 was 65%, down from 70% for the same prior year period partially due to our restatement of revenue that directly impacted gross profit with no associated costs, resulting in a decrease of $1.3 million compared to the same prior year period. The remaining decrease in gross profit as a percentage of net revenues for the period was largely due to the increase of $2.8 million in supply costs and depreciation associated with the increase in rental revenues and the deployment of pumps to new therapy sites.

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

Provision for doubtful accounts for the six months ended June 30, 2016 was $2.8 million, an increase of $0.5 million, or 20%, compared to $2.3 million for the six months ended June 30, 2015. The provision for doubtful accounts was 7% of net revenues at June 30, 2016, which was consistent with the same prior year period. This increase is due (i) mainly to a change in a payor that was billing the Company as in-network without a contract to out-of-network, thereby resulting in an increase in bad debt and the Company has recently signed a contract with this payor whereby the billing will resort back to in-network; and (ii) a higher mix of Medicaid and patient payors in our rental business, which generally have higher uncollectible rates than commercial payors.

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

Income Taxes

During the three and six months ended June 30, 2016, we recorded income tax benefit of $0.1 million and a tax expense of $0.1 million, respectively. During the period, our restatement resulted in an income tax benefit of $0.3 million. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.1 million and a tax benefit of $0.3 million, respectively. During the period, our restatement resulted in an income tax benefit of $0.5 million. Our effective income tax rate for the six months ended June 30, 2016 was 21.5%.

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of June 30, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

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

Restatement of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q/A and the Amendment No. 2 to our Form 10-K/A for the fiscal year ended December 31, 2015, where we restated our consolidated balance sheet, consolidated statements of operations consolidated statements of cash flows, and notes to our consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our condensed consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, and evaluation of our disclosure controls and procedures as of June 30, 2016, we identified a material weakness in our internal control over financial reporting associated with a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue.

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant estimates associated with collections of accounts receivable and corresponding revenue. This material weakness resulted in the restatement described in Note 2 of our prior period financial statements including the years ended December 31, 2015 and the interim periods therein and the quarterly periods ended March 31, 2016, June 30, 2016, which is included in this Quarterly Report on Form 10-Q/A, and September 30, 2016 (three and nine months ended September 30, 2015 only). Additionally, this material weakness could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended June 30, 2016, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2016 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As discussed in Note 3 to our audited consolidated financial statements included in Part II, Item 8-Financial Statements and Supplementary Data of our Form 10-K/A, we have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2015 and for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors principally related to an overstatement of estimated accounts receivable collections. Due to the errors, our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon.

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

We are responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item IV of Part I of this Form 10-Q/A and Item 9A of Part II in our Form 10-K/A filed with the SEC on December 12, 2016. we identified a material weakness in our internal control over financial reporting related to a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this Form 10-Q/A.

We are actively engaged in developing a remediation plan designed to address this material weakness. As disclosed in Item IV of Part I of this Form 10-Q/A because of the material weakness identified by the Company, our consolidated financial statements contained material misstatements that required restatement of the Company’s financial results in this report. We have taken, and continue to take, the actions discussed in Item 4 - Controls and Procedures - Management’s Remediation Initiatives of this Form 10-Q/A. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this report, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described in this report could continue to exist. If in the future, the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect the Company’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

The restatement error disclosed in this Form 10-Q/A and our decision to prepay our term loan debt, have resulted in the Events of Default described above. With respect to the fixed charge coverage ratio, we were non-compliant for the three months ended March 31, 2016, with a ratio of 1.16:1.00. Excluding our optional prepayment of term loan debt, our fixed charge coverage ratio would have been 1.60:1.00. As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of June 30, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

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