Form 10-Q
period 2016-09-30
InfuSystem Holdings, Inc
filed 2016-12-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

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

As of November 25, 2016, 22,669,675 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

On November 1, 2016, the Audit Committee of the Board of Directors of InfuSystem Holdings, Inc. (the “Company”) concluded, after review and discussion with management, that the Company’s audited financial statements for the fiscal year ended December 31, 2015, and the Company’s unaudited financial statements for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 should no longer be relied upon. The Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 (the “Form 10-Q”), restates the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2015 and amends the related Notes and disclosures thereto, including the Company’s controls and procedures. The impact on the Company’s financial statements would be to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet) and other items as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2015	September 30, 2015
Unaudited quarterly impact	$381	$788

The impact of these amounts are included in the following items on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2015:

Consolidated Balance Sheet:	Consolidated Statement of Operations:

Accounts receivable, net	Rental revenues
Total Current Assets	Net revenues
Deferred income taxes	Gross profit
Total Assets	Operating income
Retained deficit	Income before income taxes
Total Stockholders’ Equity	Income tax (expense) benefit
Total Liabilities and Stockholders’ Equity	Net income
Net income per basic and diluted share

As of December 31, 2015, management determined that the Company did not maintain effective internal control over financial reporting due to the existence of a material weakness that resulted in the errors identified. As of September 30, 2016, due to the existence of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective. See Item 4 of this Form 10-Q and Item 9A of the 2015 Form 10-K/A for further information. See the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 7, 2016, Item 4 of this Form 10-Q and Item 9A of Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed with the SEC on December 12, 2016 for additional details.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except share data)	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,072	$818
Accounts receivable, less allowance for doubtful accounts of $4,167 and $4,737 at September 30, 2016 and December 31, 2015, respectively	12,216	12,622
Inventory	2,065	1,916
Other current assets	1,260	861
Deferred income taxes	2,743	2,743

Total Current Assets	19,356	18,960
Medical equipment held for sale or rental	1,610	2,277
Medical equipment in rental service, net of accumulated depreciation	29,672	27,837
Property & equipment, net of accumulated depreciation	2,140	2,370
Intangible assets, net	31,814	31,534
Deferred income taxes	12,022	12,128
Other assets	474	251

Total Assets	$97,088	$95,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,676	$6,586
Current portion of long-term debt	7,283	5,060
Other current liabilities	2,692	3,641

Total Current Liabilities	14,651	15,287
Long-term debt, net of current portion	31,356	29,750
Other long-term liabilities	102

Total Liabilities	$46,109	$45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,833,821 and 22,636,161, respectively, as of September 30, 2016 and 22,739,550 and 22,541,890, respectively, as of December 31, 2015	2	2
Additional paid-in capital	91,647	91,238
Retained deficit	(40,670)	(40,920)

Total Stockholders’ Equity	50,979	50,320

Total Liabilities and Stockholders’ Equity	$97,088	$95,357

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30		September 30
	2016	2015	2016	2015
		(Restated)		(Restated)
Net revenues:
Rentals	$14,640	$16,468	$47,370	$46,816
Product Sales	2,586	1,843	6,273	4,983

Net revenues	17,226	18,311	53,643	51,799

Cost of revenues:
Cost of revenues — Product, service and supply costs	4,018	3,580	12,313	10,251
Cost of revenues — Pump depreciation and disposals	2,819	1,854	7,241	5,135

Gross profit	10,389	12,877	34,089	36,413

Selling, general and administrative expenses:
Provision for doubtful accounts	1,098	1,453	3,912	3,790
Amortization of intangibles	958	756	2,792	2,100
Selling and marketing	2,490	2,655	7,629	8,079
General and administrative	5,267	5,683	18,328	17,652

Total selling, general and administrative	9,813	10,547	32,661	31,621

Operating income	576	2,330	1,428	4,792
Other income (expense):
Interest expense	(384)	(338)	(1,016)	(1,397)
Loss on extinguishment of long term debt	—	—	—	(1,599)
Other income (expense)	(6)	(47)	21	(28)

Total other expense	(390)	(385)	(995)	(3,024)

Income before income taxes	186	1,945	433	1,768
Income tax expense	(130)	(807)	(183)	(508)

Net income	$56	$1,138	$250	$1,260

Net income per share:
Basic	$0.00	$0.05	$0.01	$0.06
Diluted	$0.00	$0.05	$0.01	$0.06
Weighted average shares outstanding:
Basic	22,620,386	22,448,849	22,614,203	22,380,202
Diluted	22,995,643	22,838,371	23,059,794	22,769,715

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
(in thousands)	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,735	$5,385

INVESTING ACTIVITIES
Acquisition of business	(200)	(5,899)
Purchase of medical equipment and property	(6,997)	(9,390)
Proceeds from sale of medical equipment and property	2,511	2,599

NET CASH USED IN INVESTING ACTIVITIES	(4,686)	(12,690)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(44,197)	(52,681)
Cash proceeds from revolving credit facility	45,327	60,605
Debt issuance costs	—	(157)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(50)	(144)
Cash proceeds from stock plans	125	156

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,205	7,779

Net change in cash and cash equivalents	254	474
Cash and cash equivalents, beginning of period	818	515

Cash and cash equivalents, end of period	$1,072	$989

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 as filed with the SEC.

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

The impact on the Company’s financial statements for the three and nine months ended September 30, 2015 is to increase the provision for contractual allowance (thereby reducing accounts receivable as shown on the balance sheet), as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Unaudited estimated impact	$381	$788

The impact of these amounts were included in the following items on the Company’s consolidated financial statements for the three and nine months ended September 30, 2015:

Consolidated Balance Sheet:	Consolidated Statement of Operations:

Accounts receivable, net	Rental revenues
Total Current Assets	Net revenues
Deferred income taxes	Gross profit
Total Assets	Operating income
Retained deficit	Income before income taxes
Total Stockholders’ Equity	Income tax (expense) benefit
Total Liabilities and Stockholders’ Equity	Net income
Net income per basic and diluted share

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated statement of operations the three and nine months ended September 30, 2015.

	Three months ended
	September 30, 2015
Statement of Operations:	As Previously Reported	Adjustment	As Restated

Net revenues:
Rentals	$16,849	$(381)	$16,468
Net revenues	18,692	(381)	18,311
Gross profit	13,258	(381)	12,877
Operating income	2,711	(381)	2,330

Income (loss) before income taxes	2,326	(381)	1,945
Income tax (expense) benefit	(957)	150	(807)

Net income (loss)	1,369	(231)	1,138

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.05
Diluted	$0.06	$(0.01)	$0.05

	Nine months ended
	September 30, 2015
Statement of Operations:	As Previously Reported	Adjustment	As Restated

Net revenues:
Rentals	$47,604	$(788)	$46,816
Net revenues	52,587	(788)	51,799
Gross profit	37,201	(788)	36,413
Operating income	5,580	(788)	4,792

Income (loss) before income taxes	2,556	(788)	1,768
Income tax (expense) benefit	(819)	311	(508)

Net income (loss)	1,737	(477)	1,260

Net income (loss) per share:
Basic	$0.08	$(0.02)	$0.06
Diluted	$0.08	$(0.02)	$0.06

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated balance sheet at September 30, 2015.

	September 30, 2015
Balance Sheet:	As Previously Reported	Adjustment	As Restated

Accounts receivable, net	$13,584	$(788)	$12,796
Total current assets	19,556	(788)	18,768
Deferred income taxes	12,944	311	13,255
Total assets	93,777	(477)	93,300
Retained deficit	(41,968)	(477)	(42,445)
Total stockholders’ equity	48,998	(477)	48,521
Total liabilities and stockholders’ equity	$93,777	$(477)	$93,300

3.	Business Combination

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Ciscura as though the companies had been combined as of the beginning of the three and nine month periods ended

September 30, 2015. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented nor is it indicative of future results. The Company did not disclose the revenue and income of Ciscura separately as it is not practical due to the fact that the operations are substantially integrated. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets, and related tax effects for the three and nine months ended September 30, 2015 (in thousands):

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
	(Restated)	(Restated)
Revenue	$18,311	$53,061
Net income	$1,138	$1,396

4.	Medical Equipment and Property

Medical equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Medical Equipment held for sale or rental	$1,610	$2,277

Medical Equipment in rental service	59,480	53,681
Medical Equipment in rental service - pump reserve	(485)	(232)
Accumulated depreciation	(29,323)	(25,612)

Medical Equipment in rental service - net	29,672	27,837

Total	$31,282	$30,114

Depreciation expense for medical equipment for the three and nine months ended September 30, 2016 was $1.6 million and $4.7 million, respectively, compared to $1.3 million and $3.4 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

Depreciation expense for property and equipment for the three and nine months ended September 30, 2016 was $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.3 million for the same prior year periods. This expense was recorded in general and administrative expenses.

5.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	32,865	18,589	14,276
Physician and customer relationships - InfusAid	200	—	200
Physician and customer relationships - Ciscura	3,393	240	3,153
Non-competition agreements	1,094	1,022	72
Software	13,379	1,266	12,113

Total nonamortizable and amortizable intangible assets	$52,954	$21,140	$31,814

	December 31, 2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	32,865	16,946	15,919
Physician and customer relationships - Ciscura	3,393	103	3,290
Non-competition agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

Amortization expense for the three and nine months ended September 30, 2016 was $1.0 million and $2.8 million, respectively, compared to $0.7 million and $2.1 million, respectively, for the three and nine months ended September 30, 2015. Expected annual amortization expense for intangible assets recorded as of September 30, 2016, is as follows (in thousands):

	10/1- 12/31/2016	2017	2018	2019	2020	2021 and thereafter
Amortization expense	$1,671	$5,494	$5,130	$7,332	$2,590	$7,597

6.	Debt

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

On March 23, 2015, the Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing credit facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). As of September 30, 2016, Term Loan B had a balance of $5.9 million. As of September 30, 2016, interest on the Credit Facility is payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at September 30, 2016 was 3.02% (LIBOR of 0.52% plus 2.50%) on both Term Loan A and B and 3.25% (JPM Chase Prime Rate of 3.5% less 0.25%) on the Revolver.

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	September 30,	December 31,
	2016	2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(5,267)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$4,688	$9,882

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

The restatement error and the Company’s decision to prepay debt, would have resulted in the Company being non-compliant with its fixed charge coverage ratio covenant as of March 31, 2016, however, as of June 30, 2016, the Company would have been in compliance. As a result of the Company’s restatement of prior consolidated financial statements described herein, the following Events of Default occurred:

(i)	an Event of Default from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	an Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(iii)	an Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described herein, as of September 30, 2016, the Company was in compliance with all such covenants.

The Company occasionally enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps.

The Company had approximate future maturities of loans and capital leases as of September 30, 2016 as follows (in thousands):

	2016	2017	2018	2019	2020	Total
Term Loan A (a)	$—	$3,860	$3,860	$3,860	$9,630	$21,210
Term Loan B	454	908	1,136	1,136	2,261	5,895
Unamortized value of the debt issuance costs (b)	(9)	(31)	(31)	(31)	(8)	(110)
Revolver	—	—	—	—	5,267	5,267
Capital Leases	866	2,938	1,757	547	269	6,377

Total	$1,311	$7,675	$6,722	$5,512	$17,419	$38,639

(a)	The Company has prepaid its Term Loan A principal payment due on December 31, 2016, representing a total prepayment of $965
(b)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 11)

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loans	$4,030	$23,075	$27,105	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	$—	$(110)	(110)	Unamortized value of the debt issuance costs (a)	$—	$(134)	(134)
Revolver	—	5,267	5,267	Revolver	—	—	—
Capital Leases	3,253	3,124	6,377	Capital Leases	3,187	3,233	6,420

Total	$7,283	$31,356	$38,639	Total	$5,060	$29,750	$34,810

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 11)

7.	Income Taxes

During the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2015, the Company recorded income tax expense of $0.8 million and $0.5 million, respectively. During the quarter, the Company recognized a benefit from research and development credits (“R&D Credits”) of $0.3 million pertaining to its development of software that enables third parties to interact, initiate functions or review data on the Company’s system. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the nine months ended September 30, 2016 was 42.3% compared to 28.7% for the same prior year period.

8.	Commitments, Contingencies and Litigation

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The Company has insurance policies covering potential losses where such coverage is cost effective. The Company is aware of a putative securities class action complaint filed on November 8, 2016 in the U.S. District Court for the Central District of California (the “Complaint”) against the Company, Eric Steen, our CEO, and Jonathan Foster, our former CFO in connection with the Company’s financial restatements. To date, neither the Company nor Messrs. Steen and Foster have been served with the Complaint. The Company cannot, at this time, estimate the potential impact of the Complaint or similar threatened investigations or complaints. The Company believes we have adequate insurance coverage to defend against the Complaint should a class action be certified. The Company is not, at this time, involved in any other legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

9.	Earnings Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
		(Restated)		(Restated)
Numerator:
Net income (in thousands)	$56	$1,138	$250	$1,260
Denominator:
Weighted average common shares outstanding:
Basic	22,620,386	22,448,849	22,614,203	22,380,202
Dilutive effect of non-vested awards	375,257	389,522	445,591	389,513

Diluted	22,995,643	22,838,371	23,059,794	22,769,715
Net income per share:
Basic	$0.00	$0.05	$0.01	$0.06
Diluted	$0.00	$0.05	$0.01	$0.06

For the three and nine months ended September 30, 2016, less than 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to 0.1 million for the same prior year periods.

10.	Subsequent Events

The Company entered into the First Amendment to Credit Agreement and Waiver on December 5, 2016. See note 6 to the unaudited condensed consolidated financial statements for a discussion of the changes contained therein.

11.	Recent Accounting Pronouncements and Developments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its cash flows and/or disclosures, however, the Company does not anticipate that the new guidance will have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, and as a result, has recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $0.1 million, based upon the balance of unamortized debt issuance costs relating to its Credit Facility as of December 31, 2015.

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

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility (as defined below) covenants, and other risks associated with its common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K/A is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

All of the financial information presented in this Item 2 has been revised to reflect the restatement of our consolidated financial statements for the three and nine months ended September 30, 2015, as more fully described in note 2 to our consolidated financial statements, included in Part I, Item 1 of this Form 10-Q

Overview

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

We have historically submitted billings directly to DME MACs for our infusion pumps and portfolio of related services in the circumstances described above. In this regard, Medicare accounted for 15% and 19% of our total revenues for the nine-month period ended September 30, 2016 and fiscal year ended December 31, 2015, respectively, and 6% and 23% of our consolidated accounts receivable, net as of September 30, 2016 and as of December 31, 2015, respectively. As a result of SE1609, we will now submit these billings, effective July 1, 2016, directly to physicians or hospitals who, in turn, will seek reimbursement from Medicare. In these cases, the providing physicians or hospitals, rather than Medicare, will be the primary obligor to us for payments for our infusion pumps and portfolio of related services.

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

InfuSystem Holdings, Inc. Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Net Revenues

Our net revenues for the quarter ended September 30, 2016 were $17.2 million, a decrease of $1.1 million, or 6%, compared to $18.3 million for the quarter ended September 30, 2015. During the period, net revenues from rentals decreased $1.8 million, or 11%, compared to the same prior year period. Net revenues from product sales were $2.6 million, an increase of $0.7 million compared to the same prior year period. During the three-month period ended September 30, 2016, we experienced a transition to an alternative billing arrangement due to SE1609 that resulted in a decrease in pricing of approximately $1.3 million.

Our net revenues for the nine months ended September 30, 2016 were $53.6 million, an increase of $1.8 million over the same prior year period. The increase in net revenues can be attributed to greater rental volume with new and existing sites of therapy, partially offset by a higher mix of Medicaid and patient payors in our rental business, which generally have lower net revenue rates than commercial payors; a reduction of revenue for $1.3 million due to SE1609; and a $1.3 million reduction in revenue due to the restatement for our change in estimated accounts receivable collection rates for the nine months ended September 30, 2016.

Gross Profit

Gross profit for the quarter ended September 30, 2016 was $10.4 million, a decrease of $2.5 million, or 19%, compared to $12.9 million for the quarter ended September 30, 2015. Gross profit, as a percentage of net revenues, for the quarter ended September 30, 2016 was 60%, down from 70% for the same prior year period. Gross profit for the nine months ended September 30, 2016 was $34.1 million, a decrease of $2.3 million, or 6%, compared to the nine months ended September 30, 2015. Gross profit, as a percentage of net revenues, for the nine months ended September 30, 2016 was 64%, down from 70% for the same prior year period. The decrease in gross profit as a percentage of net revenues for the three and nine months ended September 30, 2016 was mainly due to the decrease in rental revenues of $1.3 million for SE1609 for the periods, in addition to a $0.4 million increase in supply costs and $1.0 million in depreciation associated with the deployment of pumps to new therapy sites.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2016 was $1.1 million, a decrease of $0.4 million, or 24%, compared to the quarter ended September 30, 2015. The provision for doubtful accounts was 6% of net revenues at September 30, 2016 compared to 8% for the same prior year period. This change is the result of the Company’s increased number of third-party payor contracts that are now being billed at in-network rates with lower rates of bad debt whereby previous insurance billings were billed at higher out-of-network rates with higher rates of bad debt. Bad debt is primarily associated with rental revenues.

Provision for doubtful accounts for the nine months ended September 30, 2016 was $3.9 million, an increase of $0.1 million, or 3%, compared to $3.8 million for the nine months ended September 30, 2015. The provision for doubtful accounts was 7% of net revenues at September 30, 2016, which was consistent with the same prior year period. This increase is due (i) mainly to a change in a payor that was billing the Company as in-network without a contract to out-of-network, thereby resulting in an increase in bad debt and the Company has signed a contract with this payor whereby the billing will resort back to in-network; and (ii) a higher mix of Medicaid and patient payors in our rental business, which generally have higher uncollectible rates than commercial payors.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2016 was $1.0 million, an increase of $0.2 million compared to the same prior year period. Amortization of intangible assets for the nine months ended September 30, 2016 was $2.8 million, an increase of $0.7 million compared to the same prior year period. These increases were largely attributable to the intangible assets acquired from our Ciscura acquisition and the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended September 30, 2016, selling and marketing expenses were $2.5 million, a decrease of $0.2 million, or 6%, compared to $2.7 million for the quarter ended September 30, 2015. Selling and marketing expenses, as a percentage of net revenues, for the quarter ended September 30, 2016 was 14%, consistent with the same prior year period. During the nine months ended September 30, 2016, selling and marketing expenses were $7.6 million, a decrease of $0.5 million, compared to $8.1 million for the same prior year period. Selling and marketing expenses, as a percentage of net revenues, for the nine months ended September 30, 2016 was 14%, a decrease from 16% for the same prior year period. These decreases were largely attributable to reductions in sales and marketing personnel costs. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2016, General and Administrative (“G&A”) expenses were $5.3 million, a decrease of $0.4 million, or 7%, from $5.7 million for the quarter ended September 30, 2015. The decrease in G&A expenses versus the same prior year period was mainly attributable to decreases in stock compensation expense of $0.2 million; salaries and benefits of $0.6 million; and travel expenses of $0.1 million; offset by increases in professional fees and outside services of $0.5 million.

During the nine months ended September 30, 2016, G&A expenses were $18.3 million, an increase of $0.6 million, or 4%, from $17.7 million for the nine months ended September 30, 2015. The increase in G&A expense versus the same prior year period was mainly attributable to increases in outside services of $0.8 million; dues and subscriptions of $0.2 million; Information Technology and Pain Management initiatives of $0.2 million; and telephone of $0.1 million offset by decreases in stock compensation expense of $0.5 million and salaries and benefits of $0.2 million.

Other Income and Expenses

During the quarter ended September 30, 2016, we recorded interest expense of $0.4 million, an increase of $0.1 million, or 14%, compared to $0.3 million for the same prior year period, largely due to our increased debt on our revolving credit facility. During the nine months ended September 30, 2016, we recorded interest expense of $1.0 million, a decrease of $0.4 million, or 27%, compared to $1.4 million for the same prior year period. This is a direct result of the lower interest rates with our new Credit Facility, which we entered into on March 23, 2015. In addition, during the nine months ended September 30, 2015, we had other expenses of $1.6 million, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Income Taxes

During the three and nine months ended September 30, 2016, we recorded income tax expense of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2015, the Company recorded income tax expense of $0.8 million and $0.5 million, respectively. Our effective income tax rate for the nine months ended September 30, 2016 was 42.3%.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $1.1 million and $4.7 million of net availability under the Revolver compared to $0.8 million of cash and cash equivalents and $9.9 million of net availability under our Revolver at December 31, 2015.

As of September 30, 2016, the Company has prepaid its Term Loan A principal payment due on December 31, 2016 in the amount of approximately $1.0 million.

Cash provided by operating activities for the nine months ended September 30, 2016 was $3.7 million compared to cash provided by operating activities of $5.4 million for the nine months ended September 30, 2015. This decrease is mainly due to non-cash items, including a loss on extinguishment of long term debt for $1.6 million recorded in 2015. In addition, during the period, cash proceeds included decreases in accounts receivable of $2.8 million and increases in non-cash items for depreciation and amortization of $2.1 million; offset by decreases in accounts payable and other current liabilities of $2.2 million and $1.0 million less in net income during the period.

Cash used in investing activities was $4.7 million for the nine months ended September 30, 2016 compared to cash used of $12.7 million for the nine months ended September 30, 2015. The decrease in cash used was due to $5.9 million of cash used during the nine months ended September 30, 2015 related to our Ciscura asset acquisition, a decrease of $1.4 million related to our spend on Information Technology capital projects for the year, and a decrease of $1.0 million on purchases of medical equipment.

Cash provided by financing activities for the nine months ended September 30, 2016 was $1.2 million compared to cash provided by financing activities of $7.8 million for the nine months ended September 30, 2015. This decrease is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015.

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	September 30, 2016	December 31, 2015
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(5,287)	—
Letter of Credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$4,668	$9,882

Our Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level. As a result of the restatement described in Note 6, the following Events of Default occurred:

(i)	an Event of Default from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	an Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(iii)	an Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

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

As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of September 30, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q and the Amendment No. 2 to our Form 10-K/A for the fiscal year ended December 31, 2015, where we restated our consolidated balance sheet, consolidated statements of operations, consolidated statements of cash flows, and notes to our consolidated financial statements. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our condensed consolidated financial statements and revised management’s assessment of our internal controls over financial reporting at December 31, 2015, and evaluation of our disclosure controls and procedures as of September 30, 2016, we identified a material weakness in our internal control over financial reporting associated with a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue.

Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant estimates associated with collections of accounts receivable and corresponding revenue. This material weakness resulted in the restatement described in Note 2 of our prior period financial statements including the years ended December 31, 2015 and the interim periods therein and the quarterly periods ended March 31, 2016, June 30, 2016, and September 30, 2016 (three and nine months ended September 30, 2015 only), which is included in this Quarterly Report on Form 10-Q. Additionally, this material weakness could result in a misstatement in the financial statements that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended September 30, 2016, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2016 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The identification and remediation of the material weakness occurred subsequent to the end of the quarter ended September 30, 2016.

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

We are, from time to time, a party to legal proceedings that may arise in the ordinary course of our business. We are aware of a putative securities class action complaint filed on November 8, 2016 in the U.S. District Court for the Central District of California (the “Complaint”) against the Company, Eric Steen, our CEO, and Jonathan Foster, our former CFO in connection with our financial restatements. To date, neither we nor Messrs. Steen and Foster have been served with the Complaint. We cannot at this time estimate the potential impact of the Complaint or similar threatened investigations or complaints. We believe we have adequate insurance coverage to defend against the Complaint should a class action be certified. Currently, there are no additional legal proceedings that we believe would have a material adverse effect on our consolidated financial condition or results of operations.

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

As discussed in Note 2 to our audited consolidated financial statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Form 10-K/A, we have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2015 and for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors principally related to an overstatement of estimated accounts receivable collections. Due to the errors, our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon.

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

We are responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item IV of Part I of this Form 10-Q and Item 9A of Part II in Amendment No. 2 to our Form 10-K/A filed with the SEC on December 12, 2016, we identified a material weakness in our internal control over financial reporting related to a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this Form 10-Q.

We are actively engaged in developing a remediation plan designed to address this material weakness. As disclosed in Item IV of Part I of this Form 10-Q, because of the material weakness identified by the Company, our consolidated financial statements contained material misstatements that required restatement of the Company’s financial results in this report. We have taken, and continue to take, the actions discussed in Item 4 – Controls and Procedures - Management’s Remediation Initiatives of this Form 10-Q. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this report, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described in this report could continue to exist. If in the future, the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect the Company’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, penalties or judgments, harm its reputation or otherwise cause a decline in investor confidence.

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

As a result of the restatement described herein, the following Events of Default occurred:

(i)	an Event of Default from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	an Event of Default that results from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(iii)	an Event of Default that results from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

The restatement error disclosed in this Form 10-Q and our decision to prepay our term loan debt, have resulted in the Events of Default described above. With respect to the fixed charge coverage ratio, we were non-compliant for the three months ended March 31, 2016, with a ratio of 1.16:1.00. Excluding our optional prepayment of term loan debt, our fixed charge coverage ratio would have been 1.60:1.00. As a result of the waivers of Events of Default contained within the First Amendment to Credit and Waiver Agreement described in Note 6 to the unaudited condensed consolidated financial statements, as of September 30, 2016, we were in compliance with all such covenants and expect to remain in compliance for the next 12 months.

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