Form 10-K
period 2016-12-31
InfuSystem Holdings, Inc
filed 2017-03-22
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $50,821,129. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 8, 2017 was 22,688,164.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries, as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend, and does not undertake any obligation to update any forward looking statement to reflect future events or circumstances after the date of such statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:

•	our dependence on estimates of collectible revenue from third-party reimbursement;

•	litigation in which we may be involved from time to time;

•	risks associated with our recent identification of a material weakness in our control over financial reporting;

•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;

•	risks associated with the loss of a relationship with one or more third-party payors;

•	risks associated with a federal government shutdown;

•	risks associated with the federal government’s sequestration;

•	our dependence on a limited number of third-party payors;

•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;

•	our dependence on our Medicare Suppler Number;

•	availability of chemotherapy drugs used in our infusion pump systems;

•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including CMS competitive bidding;

•	our dependence upon our suppliers;

•	periodic reviews and billing audits from governmental and private payors;

•	risks associated with the collection of sales or consumption taxes;

•	our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;

•	our ability to maintain controls and processes over billing and collection and the adequacy of our allowance for doubtful accounts;

•	our ability to comply with state licensure laws for DME suppliers;

•	risks associated with our allowance for doubtful accounts;

•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;

•	natural disasters affecting us, our customers or our suppliers;

•	industry competition;

•	compliance with regulatory guidelines affecting our billing practices;

•	defective products manufactured by third-party suppliers;

•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;

•	our ability to maintain relationships with health care professionals and organizations;

•	our ability to comply with changing health care regulations;

•	our ability to protect our intellectual property;

•	our ability to hire and retain key employees;

•	our ability to remain in compliance with our credit facility or future debt agreements;

•	general economic uncertainty;

•	volatility in the market price of our stock;

•	the future price our stock may be negatively affected by not paying dividends;

•	potential dilution to current stockholders from the issuance of equity awards; and

•	we may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

These risks are not exhaustive. Other sections of this Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

Background

The Company is a Delaware corporation, which was formed in 2005. It operates through operating subsidiaries, including InfuSystem Holdings USA, Inc., a Delaware corporation (“Holdings”), InfuSystem, Inc., a California corporation (“ISI”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware limited liability company (“IFC”).

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

One aspect of our business strategy is to expand into treatment of other cancers. In 2016, our Oncology Business approximated 64% of our total revenues. In 2016, we generated approximately 40% of our total revenues from treatments for colorectal cancer and 24% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

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

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third-party payor networks under contract, which exceeded 450 third-party payor networks for the fiscal year ended December 31, 2016, an increase of 110 networks, or 32%, over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long standing relationships as a provider of pumps to outpatient oncology practices in the U.S.; (iv) established national presence with Accountable Care Organizations (“ACOs”); (v) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (vi) six geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps with plans for a seventh in the northeastern U.S.; and (vii) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

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

Significant recent progress has been made in the treatment of colorectal cancer due to advances in surgery, radiotherapy and chemotherapy. In the late 1990s, medical researchers discovered that the delivery method of the drug (or schedule) was a key component to drug availability, efficacy and tolerability. Schedule dependent anti-

tumor activity and toxicity has resulted in continuous infusion 5-Fluorouracil being adopted as the standard of care. In 2000, the FDA approved Camptosar (the trade name for the generic chemotherapy drug Irinotecan), a drug developed by Pfizer, for first-line therapy in combination with 5-Fluorouracil for the treatment of colorectal cancer. In 2002, the FDA approved Eloxatin (the trade name for the generic chemotherapy drug Oxaliplatin), a drug developed by Sanofi-Aventis, for use in combination with continuous infusion 5-Fluorouracil for the treatment of colorectal cancer. FOLFIRI, the chemotherapy protocol which includes Camptosar in combination with continuous infusion 5-Fluorouracil and the drug Leucovorin, and FOLFOX, the chemotherapy protocol which includes Eloxatin in combination with continuous infusion 5-Fluorouracil and Leucovorin, have resulted in significantly improved overall survival rates for colorectal cancer patients at various stages of the disease state. We believe that Sanofi-Aventis and Pfizer have each dedicated significant resources to educating physicians and promoting the use of FOLFOX and FOLFIRI. Simultaneously, the NCCN has established these regimens as the standards of care for the treatment of colorectal cancer.

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

Other services we offer include the rental, sale or leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2016, our rental fleet of pole mounted and ambulatory pumps had a historical gross cost of $59.0 million, up from $53.7 million from the end of 2015, and included approximately 70 makes and models of equipment dedicated to our rental services. These pumps are available for daily, weekly, monthly or annual rental periods. As of December 31, 2016 and 2015, we had a fleet of new and used pole mounted and ambulatory pumps with a historical cost of $1.6 million and $2.3 million, respectively, for sale or lease.

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

In 2016 and 2015, the Company capitalized in excess of $3.3 million and $5.6 million, respectively, into IT, with specific focus as discussed above, plus other internal operational efficiencies and new products and support.

Relationships with Physician Offices

As of December 31, 2016, we had business relationships with clinical oncologists in excess of 1,800 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are consolidating — similar to healthcare practices in general. However, as of December 31, 2016, we had gained more facilities than we had lost. We expect this trend to continue in the near future.

Employees

As of December 31, 2016, we had 250 employees, including 238 full-time employees and 12 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps purchased from the following manufacturer, which supplies more than 10% of the ambulatory pumps purchased by us: Smiths Medical, Inc. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

As of December 31, 2016, we had contracts with more than 450 third-party payor networks, an increase of 110 networks, or 32%, over the prior year period. Material terms of contracts with third-party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2016 and 2015, our largest contracted payor was Medicare, which accounted for approximately 21% and 32% of our net revenue from our Oncology Business for 2016 and 2015, respectively, and approximately 13% and 19% of our total revenues for 2016 and 2015, respectively. Medicare represented 5% and 23% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively.

Prior to July 1, 2016, our Oncology business model provided ambulatory pumps to oncology offices, infusion clinics and hospital and outpatient chemotherapy clinics and we would directly bill and collect payment from third party payors and patients for the use of these pumps. Effective July 1, 2016, we implemented Medical Learning Network (“MLN”) Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article (“SE1609”) from the Centers for Medicare and Medicaid Services (“CMS”). The implementation of SE1609 resulted in our revenues being reduced by approximately $2.6 million for the second half of 2016. For additional information regarding SE1609, see “Recent Events in Our Business — CMS” in this Form 10-K.

For 2016 and 2015, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% and 18% of our net revenue from our Oncology Business for 2016 and 2015, respectively, and approximately 13% and 12% of our total revenues for 2016 and 2015, respectively. This same contracted payor represented 26% and 31% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue.

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

In addition, the ACA imposes a 2.3% excise tax on medical devices that applies to sales within the United States of a majority of our pump products that we purchase. This law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applies directly to new pumps that we purchase from manufacturers. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. On December 18, 2015, under the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), this excise tax was given a two-year moratorium on the medical device excise tax by Section 4191 of the Internal Revenue Code (the “Code”). Thus, the medical device excess tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2017. The results of the November 8, 2016 U.S. presidential election creates uncertainty for the future of the ACA and other health care-related legislation. Future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Recent Events in Our Business

CMS

On April 25, 2016, CMS released SE1609. This clarification article is intended for all physicians and hospital outpatient departments submitting claims to Medicare Administrative Contractors (“MACs”) for prolonged drug and biological infusions started incident to a physician’s service using an external pump. It should be noted that this article does not apply to suppliers’ claims submitted to Durable Medical Equipment (“DME”) MACs.

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

We have historically submitted billings directly to DME MACs for our infusion pumps and portfolio of related services in the circumstances described above. In this regard, Medicare accounted for 21% and 32% of our total net revenues for the fiscal years ended December 31, 2016 and 2015, respectively, and 5% and 23% of our consolidated accounts receivable, net as of December 31, 2016 and as of December 31, 2015, respectively. As a result of SE1609, we now submit these billings, effective July 1, 2016, directly to physicians or hospitals who, in turn, will seek reimbursement from Medicare. In these cases, the providing physicians or hospitals, rather than Medicare, will be the primary obligor to us for payments for our infusion pumps and portfolio of related services.

It is important to note that SE1609 applies only to Medicare patients and, therefore, we currently expect that SE1609 will have no direct material impact on the majority of patients or our customers who are insured by private commercial carriers. In these cases, which currently represent a substantial majority of our revenues, we already submit billings directly to these private commercial carriers.

We estimate that the transition to the alternative direct billing arrangement and other recent announcements regarding commercial billing will in aggregate have a gross reduction to our net revenue due exclusively to the pricing impact of approximately $1.3 million per quarter. However, our response to this change as well as the expected changes in the competitive dynamics in the marketplace stemming from this change could mitigate this decline in revenue. These include:

•	We are continuing to align processes with the new billing model, which we expect to reduce costs;

•	We expect our asset utilization to normalize;

•

We are continually pursuing additional strategies to further improve financial performance, including (i) conducting new analyses to identify facilities which may have unreported treatments, and (ii) implementing cost savings initiatives;

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

In addition to restoring profitability, we intend to reduce debt through reduced capital investment in both IT systems and pump fleet.

Finally, however, there can be no assurance that SE1609 and the associated competitive dynamics in the marketplace will not further impact future revenues and net income or implicate other risks referred to in the Risk Factors section of this Annual Report on Form 10-K for 2016. The estimates provided above are our best estimates of future events that may or may not be obtainable and there can be no assurance that we will achieve such results.

Restatement

As previously disclosed, we restated our consolidated financial statements as of and for the fiscal year ended December 31, 2015 and for each of the fiscal quarters ended March 31, 2015 through June 30, 2016 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors principally related to an overstatement of estimated accounts receivable collections. Due to the errors, our management concluded that the Company’s previously issued financial statements for the Restated Periods should no longer be relied upon. The Company filed amended reports for the Restated Periods with restated consolidated financial statements correcting the errors.

Material Weakness

In our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on December 12, 2016, we reported a material weakness in our internal control over financial reporting relating to the calculation error primarily related to our overstatement of estimated accounts receivable collections. With the oversight of our finance department and Audit Committee, we undertook significant efforts to remediate our material weakness in internal controls and as of December 31, 2016, we remediated the material weakness. During the fourth quarter of 2016, we designed, implemented and executed additional controls with regard to the calculation of our estimate of accounts receivable collections and have taken steps, including simplifying the calculation model, ensuring additional review of the calculation model by senior management and internal audit and involving outside accounting experts to review the model for accuracy and consistency, to assure that adequate procedures are in place on a go forward basis to remediate this weakness. These additional controls were tested as of December 31, 2016 and determined to be operating effectively. We will continue to refine and improve our design and operating effectiveness of internal control during 2017 and beyond.

Credit Facility

During the year ended December 31, 2015, we made optional pre-payments of $4.8 million on its Term Loan A, which was applied against a future mandatory payment. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments and prepayments of $2.9 million were applied to the March 31, 2016, June 30, 2016 and September 30, 2016 Term Loan A required principal payments.

Our financial restatement error that effected our 2015 Form 10-K and our Form 10-Q’s for the quarters ended March 31, 2016 and June 30, 2016 along with our decision to prepay debt, resulted in the Company being non-compliant with its fixed charge coverage ratio covenant under its credit facility as of March 31, 2016, however, as of June 30, 2016, we would have been in compliance with this ratio covenant. As a result of our restatement of prior consolidated financial statements described herein, the following Events of Default occurred under the credit agreement governing the credit facility:

(i)	an Event of Default resulting from our breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(ii)	an Event of Default resulting from the unintentional misrepresentations made prior to the date of the First Amendment (as defined below) in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

We also experienced an Event of Default due to the delay in filing our Form 10-Q for the quarter ended September 30, 2016 because of our financial restatement.

In order to cure these violations, we entered into the first amendment to credit agreement and waiver (the “First Amendment”) on December 5, 2016. This First Amendment amends the credit agreement in the following material respects:

(i)	a waiver of the Event of Default that resulted from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	a waiver of the Event of Default that resulted from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b);

(iii)	a waiver of the Event of Default that resulted from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein;

(iv)	a restructuring of the credit facility that effectively consolidated Term Loan A and Term Loan B into a single Term Loan resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce our drawings under the revolving credit line;

(v)	set the maturity of the new Term Loan described in item (iv) and the revolving credit line to five years from the effective date of the First Amendment;

(vi)	set the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity;

(vii)	amend the deadline for delivery of consolidated financial statements to allow for the delivery of such statements for the quarter ended September 30, 2016 by December 16, 2016;

(viii)	amend the deadline for delivery of our annual financial plan and forecast to 30 days after the end of each fiscal year;

(ix)	amend the Leverage Ratio covenant to provide for the following schedule of maximum permitted ratios: (i) 3.0 to 1.0 at any time on or after the effective date but prior to December 31, 2015, (ii) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (iii) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (iv) 2.25 to 1.00 at any time on or after March 31, 2018;

(x)	amend the definition of EBITDA to provide for the exclusion of certain one-time expenses directly related to the financial restatement described herein; and

(xi)	amend Section 8.01(a) to replace references to “Jonathan Foster” with “Christopher Downs”.

Available Information

Our Internet address is www.infusystem.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our Web site free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our Web site and in print to any stockholder who requests them. The content on our Web site is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.

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

We previously identified a material weakness in our internal control over financial reporting which has resulted in, and, if our remediation plan is insufficient, in the future could result in, material misstatements in our financial statements. This material weakness, along with our restatement of our consolidated financial statements, could lead to additional uncertainties, including loss of investor confidence, stockholder litigation and negative impacts on our stock price.

Our management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, we identified a material weakness in our internal control over financial reporting related to a calculation error in our statistical method of calculating collectible accounts receivable and corresponding revenue. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 or as of the end of the subsequent quarterly periods through September 30, 2016.

We developed a remediation plan designed to address this material weakness. As disclosed in Item 9A of Part II of this report, because of the material weakness identified by the Company, our consolidated financial statements contained material misstatements that required restatement of our financial results for the year ended December 31, 2015 and the first and second quarter of 2016, which also resulted in our inability to file our financial results in a timely manner for the third quarter of 2016. We believe the actions discussed in this report have remediated the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts described in this report. If in the future, the measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal control are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require we expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence in our stock price. In addition, we are also the subject of stockholder litigation that has been filed relating to the restatement. We may incur substantial defense costs regardless of the outcome of such litigation. The time and attention of management may also be diverted because of this litigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.

We may become subject to legal proceedings that could have a material adverse impact on our business, results of operations and financial condition.

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal proceedings. As discussed above, we are also the subject of stockholder litigation that has been filed relating to the restatement. All such legal proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such legal proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in legal proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

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

For additional information pertaining to CMS and risks relating to third-party reimbursement, refer to Item 1 — Business — Significant Customers and also — Recent Events in Our Business.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which effects Medicare payments. For the year ended December 31, 2016, the impact on our revenue was $0.4 million, which was consistent with the same twelve-month period in 2015. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

A substantial portion of our contracted payor revenues have been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 21% and 32% of our net revenue from our Oncology Business for 2016 and 2015, respectively, or approximately 13% and 19% of our total revenues for 2016 and 2015, respectively. Medicare represented 5% and 23% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. For 2016 and 2015, our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate accounted for approximately 19% and 18% of our net revenue for our Oncology Business for 2016 and 2015, respectively, and approximately 13% and 12% of our total revenues for 2016 and 2015, respectively. This same contracted payor represented 26% and 31% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payor reduces its reimbursement for the services we provide.

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

Our failure to perform under these alternative payment models, or under similar models or conditions introduced by future legislation, could have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, the results of the November 8, 2016 U.S. presidential election creates uncertainty for the future of the ACA and other health care-related legislation.

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

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, we rely on third party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third party systems may compromise our sensitive information and/or personally identifiable information of our employees. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 450 third-party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

As of December 31, 2016, options to purchase 2.5 million shares of common stock were outstanding, at a weighted average exercise price of $2.53 per share, of which 1.6 million were exercisable at a weighted average exercise price of $2.89 per share. In addition, restricted stock of 0.1 million shares, with a weighted average grant date fair value of $2.13 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

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

During the fourth quarter of 2016, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code), and as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change from December 31, 2010 through the date of such updated analysis. We have undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our federal net operating loss carryforwards of approximately $24.1 million will begin to expire in various years beginning in 2028. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets and may be required to record a valuation allowance against such assets.

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

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective.

As a result of the restatement of our financial statements as of December 31, 2015 and the first and second quarter of 2016, we are currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class action in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against the Company and two individual defendants: Eric Steen, the Company’s current Chief Executive Officer, President and director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. The parties have entered into a stipulation, adopted by the Court, pursuant to which it is expected that the lead plaintiff will file a consolidated amended complaint that will be the operative complaint going forward.

The Company has not determined that losses related to the foregoing matters are probable. Because the allegations of the operative complaint are not yet known, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company and the individual defendants intend to vigorously defend the claims asserted against them in these matters, but there can be no assurances as to the outcome for such matters.

We are not at this time involved in any additional legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low bid information of our common stock, respectively, as reported on the NYSE-MKT.

Common Stock

Quarter ended	High	Low
December 31, 2016	$2.80	$1.55
September 30, 2016	$3.48	$2.34
June 30, 2016	$3.67	$2.52
March 31, 2016	$3.75	$2.66
December 31, 2015	$3.09	$2.67
September 30, 2015	$3.30	$2.22
June 30, 2015	$3.42	$2.73
March 31, 2015	$3.15	$2.43

Holders of Common Equity

As of March 8, 2017, we had approximately 340 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

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

Common Share Repurchase Program

Stock repurchases may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deem to be appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, financing and regulatory requirements, as well as other market conditions. The program does not require us to repurchase any specific number of shares or to complete the program within a specific period of time. For the years ending December 31, 2016 and 2015, respectively, no shares were repurchased under this program.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2016 and 2015, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees’ tax withholding obligations. For the years ended December 31, 2016 and 2015, respectively, we received 0.1 million shares from employees for tax withholding obligations.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2016.

Equity Compensation Plan Information

See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A — “Risk Factors.”

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

For additional information pertaining to CMS, refer to Item 1 — Business — Significant Customers and also Recent Events in Our Business.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenue, net rental revenue, net collected rental revenue, gross margin, operating margin, net income, return on invested capital, cash and cash equivalents, net working capital, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2016 compared to the Year ended December 31, 2015

Revenues

Net Revenues — Net revenues for the fiscal year ended December 31, 2016 were $70.5 million, which was consistent with the prior year’s net revenues of $70.5 million, primarily due to an increase in Product Sales offset by a similar decrease in rentals.

Rentals — Decreased $0.7 million, or 1%, compared to the prior year. Effective July 1, 2016, the Company implemented SE1609 from CMS, which resulted in our rental revenues being reduced by approximately $2.6 million for the second half of 2016, offset by increases of approximately $2.5 million, primarily related to the addition of larger customers and increased penetration into our existing commercial payor base, which generally have higher net revenue rates than non-commercial payors. This is also evidenced by our increase in third-party payor networks from 340 to 450, or 32%, compared to prior year. We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues.

Product Sales — Increased $0.7 million, or 9%, compared to the prior year. Excluding a large sale made in the third quarter of 2016 of $0.7 million that included low margin, revenue from product sales would have been relatively flat compared to prior year, which is consistent with our objective to focus less on the sales of pumps compared to the rental of pumps, which tend to have higher margins.

A substantial portion of our contracted payor revenues have been dependent on one payor or a limited concentration of payors. In particular, Medicare represented approximately 21% and 32% of our net revenue from our Oncology Business for 2016 and 2015, respectively, or approximately 13% and 19% of our total revenues for both 2016 and 2015, respectively. Medicare represented 5% and 23% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. For 2016 and 2015, our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate accounted for approximately 19% and 18% of our net revenue from our Oncology Business for both 2016 and 2015, respectively, and approximately 13% and 12% of our total revenues for both 2016 and 2015, respectively. This same contracted payor represented 26% and 31% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payor reduces its reimbursement for the services we provide.

Gross Profit — Decreased $4.9 million, or 10%, compared to the prior year, largely attributable to the increase in cost of revenues – product, service and supply costs of $2.4 million, broken down as supplies and material costs of $0.8 million, service costs of $0.8 million, disposable costs of $0.6 million and freight of $0.2 million, while the increase in cost of revenues — pump depreciation, sales and disposals of $2.4 million was due to $1.5 million of additional pump depreciation as a result of the record number of pump deployments in 2016 and the remaining $0.9 million due to the increased costs of pumps sold during 2016 with lower margin. Gross profit as a percentage of net revenues decreased to 63% compared to the prior year at 70%.

Provision for Doubtful Accounts — Increased $0.4 million, or 8%, compared to the prior year. For 2016, we had a general increase in bad debt due to a change in our billing structure in the second half of 2016 for a large payor, however, this increase was offset by the Company’s increased number of third-party payor contracts, which have increased from 340 to 450, or 32%, that are now being billed at in-network rates with lower rates of bad debt, whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

We view our payor environment as rapidly changing. Management is intent on continuing to extend its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. As of December 31, 2016, we had more than 450 third-party payor networks under contract. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

Amortization of Intangible Assets — Increased $1.0 million compared to the prior year. This increase was largely attributable to the completion of several IT projects, in turn increasing the related amortization, and the acquisition of Ciscura in April 2015 and the related amortization of intangibles.

Selling and Marketing Expenses — For the year ended December 31, 2016, our selling and marketing expenses decreased to $9.7 million, or 7%, compared to December 31, 2015 and decreased as a percentage of net revenues to 14% compared to the prior year at 15%. The decrease of $0.8 million was largely due to a reduction for salaries and benefits of $0.5 million and travel expenses of $0.2 million. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses — General and administrative (“G&A”) expenses during 2016 and 2015 consisted primarily of accounting, administrative, third-party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. During the year ended December 31, 2016, our G&A expenses were $24.6 million, an increase of 4% from $23.8 million for the year ended December 31, 2015. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in spending on IT and pain management initiatives of $1.7 million offset by decreases in compensation and employee personnel of $0.9 million. The Company has brought in-house certain services previously performed by outside advisors and contractors, including tax, legal, information technology, internal audit and increased warehouse headcount in Atlanta and Houston over the prior year period.

The following table includes additional details regarding our G&A expenses for the years ended December 31 (in thousands):

	2016	2015	Difference
Strategic alternatives—legal costs (a)	457	669	(212)
Restatement costs	394	—	394
Stock based compensation	462	996	(534)

Total	1,313	1,665	(352)
G&A—other than one-time costs & stock based comp	23,316	22,113	1,203

G&A—Total	$24,629	$23,778	$851

(a)	Strategic costs — For 2016, we recorded expenses associated with the acquisition and integration of Ciscura of $177 and $280 was due to other strategic opportunity costs. Strategic costs for 2015 were attributable to the acquisition, transition and integration of Ciscura.

Other Income and Expenses — During the year ended December 31, 2016, we recorded interest expense of $1.3 million, compared to $1.7 million for the year ended December 31, 2015. This is a direct result of the lower interest rates with our new credit facility. In addition, we had other expenses of $1.6 million in 2015, primarily related to the write-off of deferred financing costs as a result of the early extinguishment of debt.

Provision for Income Taxes — During the year ended December 31, 2016, we recorded an income tax benefit of $0.1 million compared to an income tax expense of $1.2 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 39.1% compared to 30.2% for the year ended December 31, 2015. The increase in effective tax rate was primarily due to permanent differences of $0.1 million. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 9 to our Consolidated Financial Statements included in this Form 10-K.

Inflation — Management believes that there has been no material effect on our results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2015 through December 31, 2016.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. As of December 31, 2016, we had cash and cash equivalents of $3.4 million and $9.9 million of availability on our Revolver compared to $0.8 million of cash and cash equivalents and $9.9 million of availability on our then existing revolving line-of-credit at December 31, 2015. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Long-Term Debt Activities:

On January 23, 2015, the Company entered into the third amendment (“Third Amendment”) to the credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, and Wells

Fargo and funds managed by PennantPark Investment Advisers, LLC (“PennantPark”) as Lenders (the “WF Credit Agreement”). The WF Credit Agreement consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which were scheduled to mature on November 30, 2016 (collectively the “WF Credit Facility”). This Third Amendment increased the maximum Leverage Covenant ratio for the period ending December 31, 2014 and all subsequent periods to 2.00:1.00. Prior to this amendment, the maximum Leverage Covenant ratio for the periods ending (a) December 31, 2014 through March 31, 2015 was 1.50:1.00, (b) June 30, 2015 through September 30, 2015 was 1.25:1.00, (c) December 31, 2015 through September 30, 2016 was 1.00:1.00.

On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The borrowers under the Chase Credit Agreement are the Company, Holdings, ISI, First Biomedical and IFC LLC (collectively, the “Borrowers”). The Chase Credit Agreement consists of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020 (collectively, the “Chase Credit Facility”).

On March 23, 2015, the Borrowers drew $27.0 million under the Term Loan A to repay and terminate the WF Credit Facility. Term Loan B was unfunded at closing and beginning on April 20, 2015, the Closing Date of the acquisition of the assets of Ciscura, the Borrowers drew on Term Loan B in several installments in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. As of December 31, 2015, a total of approximately $6.3 million had been drawn on Term Loan B, with an additional $1.7 million available to be drawn under certain conditions for acquisitions. The Company recorded $1.6 million as loss on extinguishment of long-term debt in its consolidated statement of operations as of December 31, 2015 for the write-off of deferred financing costs associated with the WF Credit Facility.

Under the terms of the Chase Credit Agreement, principal payments equal to $1.0 million are due on Term Loan A on the last business day of each quarter beginning with the last business day of September 2015 and are due until the maturity date of the Chase Credit Facility. Principal payments on Term Loan B are due on the last business day of each fiscal quarter beginning with the last business day of March 2016. The value of each principal payment due on Term Loan B shall be equal to 3.575% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date for the first eight quarterly payments. Thereafter, the next eight principal payments shall be equal to 4.475% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date. The entire outstanding balance of the revolver shall be due at the maturity of the Chase Credit Facility.

During the year ended December 31, 2015, the Company made optional pre-payments of $4.8 million on our Term Loan A, which was applied against a future mandatory payment. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments and prepayments of $2.9 million were applied to the March 31, 2016, June 30, 2016 and September 30, 2016 Term Loan A required principal payments.

The restatement error and our decision to prepay debt, would have resulted in the Company being non-compliant with its fixed charge coverage ratio covenant under its credit facility as of March 31, 2016, however, as of June 30, 2016, we would have been in compliance with this ratio covenant. As a result of our restatement of prior consolidated financial statements described herein, the following Events of Default occurred under the Chase Credit Agreement:

(i)	an Event of Default resulting from our breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(ii)

an Event of Default resulting from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

We also experienced an Event of Default due to the delay in filing our Form 10-Q for the quarter ended September 30, 2016 because of our financial restatement.

In order to cure these violations, we entered into the First Amendment on December 5, 2016. This First Amendment amends the Chase Credit Agreement in the following material respects:

(i)	a waiver of the Event of Default that resulted from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	a waiver of the Event of Default that resulted from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b);

(iii)	a waiver of the Event of Default that resulted from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein;

(iv)	a restructuring of the credit facility that effectively consolidated Term Loan A and Term Loan B into a single Term Loan resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line;

(v)	set the maturity of the new Term Loan described in item (iv) and the revolving credit line to five years from the effective date of the First Amendment;

(vi)	set the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity;

(vii)	amend the deadline for delivery of consolidated financial statements to allow for the delivery of such statements for the quarter ended September 30, 2016 by December 16, 2016;

(viii)	amend the deadline for delivery of the Company’s annual financial plan and forecast to 30 days after the end of each fiscal year;

(ix)	amend the Leverage Ratio covenant to provide for the following schedule of maximum permitted ratios: (i) 3.0 to 1.0 at any time on or after the effective date but prior to December 31, 2015, (ii) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (iii) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (iv) 2.25 to 1.00 at any time on or after March 31, 2018;

(x)	amend the definition of EBITDA to provide for the exclusion of certain one-time expenses directly related to the financial restatement described herein; and

(xi)	amend Section 8.01(a) to replace references to “Jonathan Foster” with “Christopher Downs”.

As of December 31, 2016, interest on the Chase Credit Facility was payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period, plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The actual rate at December 31, 2016 was 3.27% (LIBOR of 0.77% plus 2.50%).

The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as of December 31 as follows (in thousands):

	2016	2015
Gross availability	$10,000	$10,000
Outstanding draws	—	—
Letter of credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$9,955	$9,882

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

In addition, the Chase Credit Agreement requires us to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million.

As of December 31, 2016, we were in compliance with all such covenants.

Acquisition:

On April 20, 2015, we acquired substantially all of the assets of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) for $6.2 million in cash and recorded approximately $0.7 million for integration, professional and other related expenses. See Note 3 – Business Combinations of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information pertaining to this acquisition.

Cash Flows:

Net cash provided by operating activities for the year ended December 31, 2016 was $7.9 million compared to $7.1 million for the year ended December 31, 2015. The increase was primarily attributable to the cash flow effects of the changes in accounts receivable and the impact of non-cash transactions, including depreciation and loss on disposal of medical equipment.

Net cash used in investing activities for the year ended December 31, 2016 was $5.3 million compared to $11.9 million for the year ended December 31, 2015. The decrease was primarily related to our acquisition of Ciscura in 2015 for $6.2 million, a decrease of $2.2 million for the purchases of intangible assets offset by an increase in the purchases of medical equipment of $0.9 million, and a decrease of $0.7 million in proceeds from the sale of medical equipment.

Net cash provided by financing activities for the year ended December 31, 2016 was $0.0 million compared to $5.2 million for the year ended December 31, 2015. This change is primarily attributable to the cash proceeds received as a result of our decision to refinance our debt in the first quarter of 2015 and draw downs on our Term Loan B for the acquisition of Ciscura for $6.2 million.

We periodically enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 5.1% as of December 31, 2016.

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

Our accounting policies are more fully described under the heading “Summary of Significant Accounting Policies” in Note 2 to our Consolidated Financial Statements included in this Form 10-K. We believe the following critical accounting estimates are the most significant to the presentation of our financial statements and require the most difficult, subjective and complex judgments:

Revenue Recognition

We recognize revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, and billing the oncology practice, or the third-party payor (“TPP”) or alternative site setting when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the

Company (i) receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, (ii) has verified actual pump usage via a patient treatment log (“PTL”) and insurance coverage and (iii) receives patient acknowledgement of assignment of benefits. We recognize rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at our established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third-party payors are recorded net of provision for contractual adjustments to arrive at net revenues while billings made directly to an oncology practice and alternative site setting are recorded at a pre-determined amount with any uncollectible amount is recorded as bad debt expense in general & administrative expenses. We perform an analysis to estimate sales returns and records an allowance for returns when the related sale is recognized. This estimate is based on historical sales returns

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on our results of operations and cash flows.

For 2016 and 2015, our largest contracted payor was Medicare, which accounted for approximately 21% and 32% of our net revenue from our Oncology Business for the years ended December 31, 2016 and 2015, respectively. Medicare represented 5% and 23% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. For 2016 and 2015, our second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% and 18% of our net revenue from our Oncology Business for years ended December 31, 2016 and 2015, respectively. This same contracted payor represented 26% and 31% of our consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. We also contract with various other third-party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 10% of our Oncology Business net revenue for 2016 or 2015.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. We perform periodic analyses to assess the accounts receivable balances. We record an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. Our allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on our consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in our filings, to arrive at net revenue, which is publicly reported in our consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of our consolidated results of operations.

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

We estimate the impact of uncertain income tax positions on the income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

We performed our annual impairment analysis in October 2016 and determined that the fair value of all indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

For more information, refer to the “Intangible Assets” discussion included in Note 6 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InfuSystem Holdings, Inc.

Madison Heights, Michigan

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Troy, Michigan

March 22, 2017

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,398	$818
Accounts receivable, less allowance for doubtful accounts of $4,989 and $4,737 at December 31, 2016 and 2015, respectively	11,581	12,622
Inventories	2,166	1,916
Other current assets	949	861
Deferred income taxes	2,675	2,743

Total Current Assets	20,769	18,960
Medical equipment held for sale or rental	1,642	2,277
Medical equipment in rental service, net of accumulated depreciation	28,036	27,837
Property & equipment, net of accumulated depreciation	1,997	2,370
Intangible assets, net	31,239	31,534
Deferred income taxes	12,436	12,128
Other assets	225	251

Total Assets	$96,344	$95,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,315	$6,586
Capital leases	2,938	3,187
Current portion of long-term debt	5,314	1,842
Other current liabilities	2,872	3,641

Total Current Liabilities	16,439	15,256
Long-term debt, net of current portion	26,577	26,548
Capital leases	2,573	3,233
Other long-term liabilities	66	—

Total Long-Term Liabilities	29,216	29,781
Total Liabilities	45,655	45,037

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,867,335 and 22,669,675, as of December 31, 2016 and issued and outstanding 22,739,550 and 22,541,890, as of December 31, 2015, respectively.	2	2
Additional paid-in capital	91,829	91,238
Retained deficit	(41,142)	(40,920)

Total Stockholders’ Equity	50,689	50,320

Total Liabilities and Stockholders’ Equity	$96,344	$95,357

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Year Ended December 31, 2016	Year Ended December 31, 2015
Net revenues:
Rentals	$62,210	$62,952
Product sales	8,287	7,589

Net revenues	70,497	70,541
Cost of revenues:
Cost of revenues — Product, service and supply costs	16,206	13,802
Cost of revenues — Pump depreciation and loss on disposal	9,551	7,139

Gross profit	44,740	49,600

Selling, general and administrative expenses:
Provision for doubtful accounts	5,631	5,234
Amortization of intangible assets	3,849	2,884
Selling and marketing	9,657	10,424
General and administrative	24,629	23,778

Total selling, general and administrative	43,766	42,320

Operating income	974	7,280
Other income (expense):
Interest expense	(1,344)	(1,705)
Loss on extinguishment of long-term debt	—	(1,599)
Other income	6	13

Total other expense	(1,338)	(3,291)

Income before income taxes	(364)	3,989
Income tax benefit (expense)	142	(1,204)

Net (loss) income	$(222)	$2,785

Net (loss) income per share:
Basic	$(0.01)	$0.13
Diluted	$(0.01)	$0.12
Weighted average shares outstanding:
Basic	22,617,901	22,414,587
Diluted	22,617,901	22,843,235

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Deficit	Treasury Stock		Total Stockholders’ Equity (Restated)
(in thousands)	Shares	Par Value $0.0001 Amount			Shares	Amount
Balances at January 1, 2015	22,506	$2	$90,155	$(43,705)	(198)	$—	$46,452
Stock based shares issued upon vesting — gross	155	—	—	—	—	—	—
Stock-based compensation expense	—	—	996	—	—	—	996
Employee stock purchase plan	98	—	268	—	—	—	268
Cash proceeds — other stock plans	25	—	38	—	—	—	38
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(44)	—	(219)	—	—	—	(219)
Net income	—	—	—	2,785	—	—	2,785

Balances at December 31, 2015	22,740	2	91,238	(40,920)	(198)	—	50,320
Stock based shares issued upon vesting — gross	56	—	—	—	—	—	—
Stock-based compensation expense	—	—	462	—	—	—	462
Employee stock purchase plan	88		204				204
Cash proceeds — other stock plans	—	—	—	—	—	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(17)	—	(75)	—	—	—	(75)
Net loss	—	—	—	(222)	—	—	(222)

Balances at December 31, 2016	22,867	$2	$91,829	$(41,142)	(198)	$—	$50,689

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
OPERATING ACTIVITIES
Net (loss) income	$(222)	$2,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of long-term debt	—	1,599
Provision for doubtful accounts	5,631	5,234
Depreciation	6,895	5,359
Loss/(gain) on disposal of medical equipment	641	591
Gain on sale of medical equipment	(1,231)	(2,441)
Amortization of intangible assets	3,849	2,884
Amortization of deferred debt issuance costs	31	127
Stock-based compensation expense	462	996
Deferred income tax expense	(240)	1,137
Changes in Assets — (Increase)/Decrease:
Accounts receivable	(4,589)	(7,556)
Inventories	(250)	(158)
Other current assets	(88)	(228)
Other assets	166	(497)
Changes in Liabilities — Increase/(Decrease):
Accounts payable and other liabilities	(3,146)	(2,778)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,909	7,054

INVESTING ACTIVITIES
Acquisitions	(370)	(6,156)
Purchases of medical equipment	(5,101)	(4,198)
Purchases of property	(168)	(314)
Purchases of intangible assets	(3,526)	(5,733)
Proceeds from sale of medical equipment	3,821	4,494

NET CASH USED IN INVESTING ACTIVITIES	(5,344)	(11,907)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(66,999)	(65,202)
Cash proceeds from bank loans and revolving credit facility	66,892	70,429
Debt Issuance Costs	(7)	(157)
Cash Proceeds — Stock Plans	204	265
Common stock repurchased to satisfy taxes on stock based compensation	(75)	(179)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15	5,156

Net change in cash and cash equivalents	2,580	303
Cash and cash equivalents, beginning of year	818	515

Cash and cash equivalents, end of year	$3,398	$818

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2016	2015
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,234	$1,508
Cash paid for income taxes	$105	$146
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$429	$1,415
Medical equipment acquired pursuant to a capital lease	$2,675	$4,233

(a)	Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2016 and 2015, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. InfuSystem Inc. (“ISI”), which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical, Inc. (“First Biomedical”), which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps purchased from the following manufacturers, each of which supplies more than 10% of the ambulatory pumps purchased by the Company: Smiths Medical, Inc. and WalkMed Infusion, LLC. The Company has supply agreements in place with one of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

2.	Summary of Significant Accounting Policies

Reclassifications

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported (loss) income, cash flows, total assets, or stockholders’ equity as previously reported.

Presentation in the Consolidated Statements

The Company rents and sells medical equipment. Management believes that the predominant source of revenues and cash flows from this medical equipment is from rentals and most equipment purchased is likely to be rented prior to being sold. Accordingly, the Company has concluded that (i) the assets specifically supporting its two primary revenue streams should be separately disclosed on the balance sheet; (ii) the purchase and sale of medical equipment should be classified solely in investing cash flows based on their predominant source; and (iii) other activities ancillary to the rental process should be consistently classified.

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

The Company utilizes shared services including but not limited to, human resources, payroll, finance, sales, pump repair and maintenance services, as well as certain shared assets and selling, general and administrative costs. The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base, utilizing a functional management structure and shared services where possible. Based upon this business model, the chief operating decision maker only reviews consolidated financial information.

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

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2016	$4,737	$5,631	$(5,379)	$4,989
Allowance for doubtful accounts — 2015	$4,739	$5,234	$(5,236)	$4,737

(1)	Deductions represent the write-off of uncollectible account receivable balances.

Inventories

The Company’s inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or market. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.2 million and $0.1 million, respectively, as of December 31, 2016 and 2015.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate ME held for sale or rent. When ME in Rental Service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving ME held for sale or rent and records a reserve based on estimated obsolescence, which was $0.6 million and $0.2 million, respectively, as of December 31, 2016 and 2015.

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

Management tests trade names for impairment annually or as often as deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value of the reporting unit for goodwill impairment testing based on a discounted cash flow model. The Company determines the fair value of its intangibles assets with indefinite lives (trade names) through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of October 2016 and determined that the fair value of the intangible assets with indefinite lives (trade names) was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $3.5 million and $5.7 million of internal-use software for the years ended December 31, 2016 and 2015, respectively. Amortization expense for capitalized software was $1.7 million in 2016 and $0.4 million in 2015.

Impairment of Long-Lived Assets

Long-lived assets held for use, which includes property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. The Company did not record any impairment related expenses for the years ended December 31, 2016 and 2015, respectively.

Operating and Capital Leases

Leases for all of our corporate and other operating locations are under operating leases and the Company recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps. Under the terms of all such capital leases, the Company does not hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full. The weighted average interest rate under capital leases was 5.1% as of December 31, 2016.

Revenue Recognition

The Company recognizes revenue for selling, renting and servicing new and pre-owned infusion pumps and other medical equipment to oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others, and billing the oncology practice, or the third-party payor (“TPP”) or alternative site setting when persuasive evidence of an arrangement exists; services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. Persuasive evidence of an arrangement is determined to exist, and collectability is reasonably assured, when the Company (i) receives a physician’s written order and assignment of benefits, signed by the physician and patient, respectively, (ii) has verified actual pump usage via a patient treatment log (“PTL”) and insurance coverage and (iii) receives patient acknowledgement of assignment of benefits. The Company recognizes rental revenue from electronic infusion pumps as earned, normally on a month-to-month basis. Pump rentals are billed at the Company’s established rates, which often differ from contractually allowable rates provided by third-party payors such as Medicare, Medicaid and commercial insurance carriers. All billings to third-party payors are recorded net of provision for contractual adjustments to arrive at net revenues while billings made directly to an oncology practice and alternative site setting are recorded at a pre-determined amount with any uncollectible amount is recorded as bad debt expense in general and administrative expenses. The Company performs an analysis to estimate sales returns and records an allowance for returns when the related sale is recognized. This estimate is based on historical sales returns.

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

For 2016 and 2015, the Company’s largest contracted payor was Medicare, which accounted for approximately 21% and 32% of our net revenue from our Oncology Business for the years ended December 31, 2016 and 2015, respectively. Medicare represented 5% and 23% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. For 2016 and 2015, the Company’s second largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% and 18% of our net revenue from our Oncology Business for the years ended December 31, 2016 and 2015, respectively. This same contracted payor represented 26% and 31% of the Company’s consolidated accounts receivable, net for the years ended December 31, 2016 and 2015, respectively. The Company also contracted with various other third-party payor organizations, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. No individual payor, other than those listed above, accounted for greater than approximately 10% of the Company’s Oncology Business net revenue for 2016 or 2015.

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

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2016 and 2015 relate to the Chase Credit Facility. The Company classified the costs related to the agreement as non-current liabilities and amortizes them using the interest method through the maturity date of the underlying debt.

Earnings Per Share

The Company reports its earnings per share in accordance with the “Earnings Per Share” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and common stock shares due to participants granted from the 2014 stock incentive plan. Antidilutive stock awards are comprised of stock options and unvested share awards, which would have been antidilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC.

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net (loss) income per common share (in thousands, except shares):

	2016	2015
Numerator:
Net (loss) income (in thousands)	$(222)	$2,785
Denominator:
Weighted average common shares outstanding:
Basic	22,617,901	22,414,587
Dilutive effect of restricted shares, options and non-vested share awards	—	428,648

Diluted	22,617,901	22,843,235

Antidilutive awards:	90,715	43,215

Stock options of 0.1 million were not included in the calculation for both of the years ended December 31, 2016 and 2015, because they would have an anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2016 and 2015 for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

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

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value as follows:

Level I:	quoted prices in active markets for identical instruments;

Level II:	quoted prices in active markets for similar instruments, quoted prices for identical instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the instrument; and

Level III:	significant inputs to the valuation model are unobservable.

Recent Accounting Pronouncements and Developments

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of this ASU is permitted, including in interim periods. The ASU requires retrospective application to all prior periods presented upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its cash flows and/or disclosures, however, the Company does not anticipate that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or statements of cash flow upon adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. Under today’s guidance, the Company does not recognize the income tax effects of awards that have vested or are settled until they actually reduce taxes payable. This standard will require the Company to recognize these effects when they are vested or are settled. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures. However, the Company expects that the adoption of the provisions of ASU 2016-02 will have a material impact on its consolidated balance sheet, as currently most of its real estate is leased via operating leases.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and, in August 2015, the FASB issued

ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this guidance as of January 1, 2016, and as a result, has recast the December 31, 2015 consolidated balance sheet to conform to the current period presentation. The adoption of this standard reduced previously presented other assets and long-term debt by $0.1 million, based upon the balance of unamortized debt issuance costs relating to its credit facility as of December 31, 2015.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will supersede the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted but only beginning after December 15, 2016. The Company plans to adopt ASU 2014-09 on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its financial position, results of operations, cash flows and/or disclosures and has not yet selected a transition method.

3.	Business Combinations

Acquisitions Accounted for Using the Purchase Method

On April 20, 2015 (the “Closing Date”), the Company acquired substantially all of the assets of Ciscura for $6.2 million in cash, based on the final number of pumps acquired and the associated treatments, which were generated during the 90-day period post-closing from the approximately 100 medical facility relationships Ciscura had prior to the acquisition. The Company acquired approximately 1,800 infusion pumps, its four-person field sales team, as well as its facilities management personnel, which have become the foundation of the Company’s new Southeast facility. Ciscura, based in Alpharetta, GA, was a privately-held Southeastern regional provider of ambulatory infusion pumps and services to medical facilities and will provide the Company with a new regional warehouse and service facility that will be in close proximity to a number of our largest existing customers, in addition to new customers previously serviced by Ciscura, enabling same day service for equipment and supplies to much of the Southeast region. The Company used available borrowings under our credit facility to finance the acquisition and associated expenses. As of December 31 2015, $6.2 million of the purchase price was paid in cash and approximately $0.7 million for integration, professional and other related expenses were expensed as incurred and are included in General and Administrative expenses in the Company’s consolidated statements of operations. The Company did not disclose the revenue and income of Ciscura for the period from the acquisition date through December 31, 2015 as it was not practical due to the fact that the operations were substantially integrated. See Note 7 – Debt of the Notes to the Consolidated Financial Statements included in this Form 10-K for additional information pertaining to this funding.

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

Amount
Medical equipment in rental service	$2,289
Trade names and Trademarks	23
Customer relationships	3,393
Furniture and fixtures	20
Leasehold improvements	185
Non-competition agreements	246

Total — final purchase price	$6,156

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 1 year to 7 years.

4.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2016	2015
Medical Equipment held for sale or rental	$1,642	$2,277
Medical Equipment in rental service	59,034	53,681
Medical Equipment in rental service — pump reserve	(551)	(232)
Accumulated depreciation	(30,447)	(25,612)

Medical Equipment in rental service — net	28,036	27,837

Total	$29,678	$30,114

Depreciation expense for the years ended December 31, 2016 and 2015 was $6.3 million and $4.8 million, respectively, which were recorded in cost of revenues — pump depreciation and loss on disposal.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2016
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,809	$(3,071)	$738
Automobiles	129	(83)	46
Leasehold improvements	2,177	(964)	1,213

Total	$6,115	$(4,118)	$1,997

	2015
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$2,330	$(1,382)	$948
Automobiles	84	(76)	8
Leasehold improvements	2,240	(826)	1,414

Total	$4,654	$(2,284)	$2,370

Depreciation expense for each of the years ended December 31, 2016 and 2015 was $0.6 million and was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	36,534	19,427	17,107
Non-compete agreements	1,136	1,064	72
Software	13,745	1,685	12,060

Total nonamortizable and amortizable intangible assets	$53,438	$22,199	$31,239

	2015
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	15	8
Physician and customer relationships	36,258	17,049	19,209
Non-compete agreements	1,094	930	164
Software	11,942	1,789	10,153

Total nonamortizable and amortizable intangible assets	$51,317	$19,783	$31,534

The weighted average remaining lives of physician and customer relationships, non-compete agreements and software are 8-years, 1-year and 3-years, respectively, as of December 31, 2016.

Amortization expense for intangible assets for the years ended December 31, 2016 and 2015 was $3.8 million and $2.8 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	2022 and thereafter
Amortization expense	$5,649	$5,274	$4,841	$4,298	$3,943	$5,234

7.	Debt

On January 23, 2015, the Company entered into the third amendment (“Third Amendment”) to the credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, and Wells Fargo and funds managed by PennantPark Investment Advisers, LLC (“PennantPark”) as Lenders (the “WF Credit Agreement”). The WF Credit Agreement consisted of a $12.0 million Term Loan A (provided by Wells Fargo), a $14.5 million Term Loan B (provided by PennantPark) and a $10.0 million revolving credit facility, all of which were scheduled to mature on November 30, 2016 (collectively the “WF Credit Facility”). This Third Amendment increased the maximum Leverage Covenant ratio for the period ending December 31, 2014 and all subsequent periods to 2.00:1.00. Prior to this amendment, the maximum Leverage Covenant ratio for the periods ending (a) December 31, 2014 through March 31, 2015 was 1.50:1.00, (b) June 30, 2015 through September 30, 2015 was 1.25:1.00, (c) December 31, 2015 through September 30, 2016 was 1.00:1.00.

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

On March 23, 2015, the Borrowers drew $27.0 million under the Term Loan A to repay and terminate the WF Credit Facility. Term Loan B was unfunded at closing and beginning on April 20, 2015, the Closing Date of the acquisition of the assets of Ciscura, the Borrowers drew on Term Loan B in several installments in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. As of December 31, 2015, a total of approximately $6.3 million had been drawn on Term Loan B, with an additional $1.7 million available to be drawn under certain conditions for acquisitions. The Company recorded a $1.6 million as loss on extinguishment of long-term debt in its consolidated statement of operations as of December 31, 2015 for the write-off of deferred financing costs associated with the WF Credit Facility.

Under the terms of the Chase Credit Agreement, principal payments equal to $1.0 million are due on Term Loan A on the last business day of each quarter beginning with the last business day of September 2015 and are due until the maturity date of the Chase Credit Facility. Principal payments on Term Loan B are due on the last business day of each fiscal quarter beginning with the last business day of March 2016. The value of each principal payment due on Term Loan B shall be equal to 3.575% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date for the first eight quarterly payments. Thereafter, the next eight principal payments shall be equal to 4.475% of the principal balance of Term Loan B as of the Term Loan B Draw Expiration Date. The entire outstanding balance of the revolver shall be due at the maturity of the Chase Credit Facility.

During the year ended December 31, 2015, the Company made optional pre-payments of $4.8 million on our Term Loan A, which was applied against a future mandatory payment. Prepayments of $1.9 million were applied to the September 30, 2015 and December 31, 2015 Term Loan A required principal payments and prepayments of $2.9 million were applied to the March 31, 2016, June 30, 2016 and September 30, 2016 Term Loan A required principal payments.

The restatement error and the Company’s decision to prepay debt, would have resulted in the Company being non-compliant with its fixed charge coverage ratio covenant under its credit facility as of March 31, 2016, however, as of June 30, 2016, the Company would have been in compliance with this ratio covenant. As a result of the Company’s restatement of prior consolidated financial statements described herein, the following Events of Default occurred under the Chase Credit Agreement:

(i)	an Event of Default resulting from our breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b); and

(ii)	an Event of Default resulting from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein.

The Company also experienced an Event of Default due to the delay in filing its Form 10-Q for the quarter ended September 30, 2016 because of its financial restatement.

In order to cure these violations, the Company entered into the first amendment to credit agreement and waiver (“First Amendment”) on December 5, 2016. This First Amendment amends the Chase Credit Agreement in the following material respects:

(i)	a waiver of the Event of Default that resulted from the failure to timely deliver the unaudited financial statements for the fiscal quarter ended September 30, 2016 as required under Section 5.01(b) and (c);

(ii)	a waiver of the Event of Default that resulted from breach of the Fixed Charge Coverage covenant as of March 31, 2016 as required under Section 6.12(b);

(iii)	a waiver of the Event of Default that resulted from the unintentional misrepresentations made prior to the date of the First Amendment in connection with the certification as to the accuracy of the financial statements and compliance certificate delivered pursuant to Section 5.01 as they relate solely to the source of the error that has necessitated the restatement discussed herein;

(iv)	a restructuring of the credit facility that effectively consolidated Term Loan A and Term Loan B into a single Term Loan resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line;

(v)	set the maturity of the new Term Loan described in item (iv) and the revolving credit line to five years from the effective date of the First Amendment;

(vi)	set the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity;

(vii)	amend the deadline for delivery of consolidated financial statements to allow for the delivery of such statements for the quarter ended September 30, 2016 by December 16, 2016;

(viii)	amend the deadline for delivery of the Company’s annual financial plan and forecast to 30 days after the end of each fiscal year;

(ix)	amend the Leverage Ratio covenant to provide for the following schedule of maximum permitted ratios: (i) 3.0 to 1.0 at any time on or after the effective date but prior to December 31, 2015, (ii) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (iii) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (iv) 2.25 to 1.00 at any time on or after March 31, 2018;

(x)	amend the definition of EBITDA to provide for the exclusion of certain one-time expenses directly related to the financial restatement described herein; and

(xi)	amend Section 8.01(a) to replace references to “Jonathan Foster” with “Christopher Downs”.

As of December 31, 2016, interest on the Chase Credit Facility was payable at the Borrower’s choice as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR, plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the Lender’s prime rate or (b) LIBOR for a 30-day interest period, plus 2.50%, in each case plus a margin ranging from -0.75% to -0.25%. The actual rate at December 31, 2016 was 3.27% (LIBOR of 0.77% plus 2.50%).

The availability under the Revolver is based upon the Borrower’s eligible accounts receivable and eligible inventory and is computed as of December 31 as follows (in thousands):

	2016	2015
Gross availability	$10,000	$10,000
Outstanding draws	—	—
Letter of credit	—	(81)
Landlord Reserves	(45)	(37)

Availability on Revolver	$9,955	$9,882

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

In addition, the Chase Credit Agreement requires the Borrowers to maintain the following financial covenant obligations:

(i)	a minimum fixed charge coverage ratio of 1.25:1.00;

(ii)	a maximum total leverage ratio ranging from 3.00:1.00 to 2.25:1.00 during specified periods; and

(iii)	a minimum net worth of $37.5 million.

As of December 31, 2016, the Company was in compliance with all such covenants.

The Company had approximate future maturities of loans and capital leases as of December 31, 2016 as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Term Loan A	$5,336	$5,336	$5,336	$5,336	$10,656	$32,000
Unamortized value of the debt issuance costs (a)	(22)	(22)	(22)	(22)	(21)	(109)

Total	$5,314	$5,314	$5,314	$5,314	$10,635	$31,891

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 2)

The following is a breakdown of the Company’s current and long-term debt (including capital leases) as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016				December 31, 2015
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$5,336	$26,664	$32,000	Term Loans	$1,873	$26,651	$28,524
Unamortized value of the debt issuance costs (a)	(22)	(87)	(109)	Unamortized value of the debt issuance costs (a)	(31)	(103)	(134)

Total	$5,314	$26,577	$31,891	Total	$1,842	$26,548	$28,390

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03 (see Note 2)

8.	Income Taxes

The following table summarizes (loss) income before income taxes for the years ended December 31 (in thousands):

	2016	2015
U.S (loss) income	$(600)	$3,752
Non-U.S. income	236	237

(Loss) income before income taxes	$(364)	$3,989

The following table summarizes the components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2016	2015
U.S Federal income tax benefit (expense)
Current	$—	$—
Deferred	157	(970)

Total U.S. Federal income tax benefit (expense)	157	(970)
State and local income tax (expense) benefit
Current	(58)	(101)
Deferred	83	(168)

Total state and local income tax benefit (expense)	25	(269)

Foreign income tax (expense) benefit
Current	(40)	35

Total income tax benefit (expense)	$142	$(1,204)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2016	2015
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	9.16%	5.81%
Foreign income tax	(3.79%)	(0.33%)
Permanent differences	(38.40%)	1.05%
Research & Development Credits	37.81%	(10.47%)
Other adjustments	0.31%	0.14%

Effective income tax rate	39.09%	30.20%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2016	2015
Deferred Federal tax assets —
Bad debt reserves	$1,710	$1,612
Stock based compensation	668	636
Net operating loss	8,184	5,649
Accrued compensation	280	624
Alternative minimum tax credit	73	73
Inventories	69	52
Accrued rent	46	51
Goodwill and intangible assets	6,675	7,919
Research & Development Credits	534	418
Other Credits	5	3
Other	189	79

Total deferred Federal tax assets	18,433	17,116

Deferred Federal tax liabilities —
Depreciation and asset basis differences	(4,725)	(3,358)
Other	(157)	(364)

Total deferred Federal tax liabilities	(4,882)	(3,722)

Net deferred Federal tax assets	13,551	13,394
Net deferred state and local tax assets	1,560	1,477

Net deferred tax assets	$15,111	$14,871

The classification of net deferred income taxes as of December 31, 2016 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,675	$19,067	$21,742
Deferred tax liabilities	—	(6,631)	(6,631)

Net deferred tax assets	$2,675	$12,436	$15,111

The classification of net deferred tax assets as of December 31, 2015 is summarized (in thousands):

	Current	Long-term	Total
Deferred tax assets	$2,743	$17,278	$20,021
Deferred tax liabilities	—	(5,150)	(5,150)

Net deferred income taxes	$2,743	$12,128	$14,871

As of December 31, 2016 the Company recognized a benefit of $0.6 million for research and development credits pertaining to the Company’s development of software that enables third parties to interact, initiate functions or review data on the Company’s system.

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards remaining of approximately $24.1 million and $15.5 million, respectively.

The Company’s deferred tax asset related to net operating losses (“NOLs”) is less than the actual NOLs available for tax return filings. The U.S. Federal NOL carryforwards include $0.6 million relating to deductions taken with respect to stock option exercises in excess of amounts recognized for financial reporting purposes for which a benefit would be recorded in APIC when realized. This portion of the NOL carryforwards is not included as a component of the Company’s deferred tax asset. Therefore, the Company did not recognize the benefit of tax deductions allowed for stock option exercises in excess of compensation expense recognized for financial reporting purposes, because the Company has NOL carryforwards available and it did not reduce income tax payable.

The Company’s federal net operating loss carryforwards of approximately $24.1 million will begin to expire in various years beginning in 2028. The state net operating losses of approximately $0.8 million can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2017, though a substantial portion expires beyond 2017. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company expects to be able to utilize these net operating loss carryforwards and therefore has not recorded a valuation allowance which is described in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on historical performance, sufficient earnings history exists to support the realization of the deferred tax assets. In addition, the Company has significant future reversals of taxable temporary differences such as depreciation and amortization that will provide a source of taxable income. The evidenced ability to generate sufficient taxable income such as cumulative earnings in recent years and significant future reversals of taxable temporary differences is the basis for the Company’s assessment that the deferred tax assets are more likely than not to be realized.

The Company had no uncertain tax positions for the years ended December 31, 2016 and 2015.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2013 through 2016 are subject to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2012 through 2016 are subject to examination by the Canada Revenue Agency.

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

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The Company is not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. The Company has insurance policies covering potential losses where such coverage is cost effective.

As a result of the restatement of the Company’s financial statements as of December 31, 2015 and the first and second quarter of 2016, the Company is currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class action in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against the Company and two individual defendants: Eric Steen, the Company’s current Chief Executive Officer, President and director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. The parties have entered into a stipulation, adopted by the Court, pursuant to which it is expected that the lead plaintiff will file a consolidated amended complaint that will be the operative complaint going forward.

The Company has not determined that losses related to the foregoing matters are probable. Because the allegations of the operative complaint are not yet known, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company and the individual defendants intend to vigorously defend the claims asserted against them in these matters, but there can be no assurances as to the outcome for such matters.

The Company is not at this time involved in any additional legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

10.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 5.1% as of December 31, 2016. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2017	$3,114	$990	$4,104
2018	1,826	831	2,657
2019	571	562	1,133
2020	274	178	452
2021	—	181	181
Thereafter	—	938	938

Total require payments	$5,785	$3,680	$9,465

Less amounts representing interest (3.1% to 10.5%)	(274)

Present value of minimum lease payments	5,511
Less current maturities	(2,938)

Long-term capital lease liability	$2,573

At December 31, 2016 and 2015, pump assets obtained under capital leases, had a cost of approximately $13.9 million and $11.2 million, respectively, and accumulated depreciation of $3.9 million and $2.4 million, respectively. Included in depreciation expense for the years ended December 31, 2016 and 2015 was $6.3 million and $4.8 million, respectively, which were recorded in cost of revenues – pump depreciation and loss on disposal.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases approximated $1.0 million.

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

On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provides for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of December 31, 2016, a total of 0.7 million common shares remained available for future grant under the 2014 Plan. The 2014 Plan replaced our 2007 Stock Incentive Plan (the “Plan”) and provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan. The Plan is no longer in effect other than for stock options that were previously granted and remain outstanding. Options representing approximately 0.5 million and rights representing less than 0.1 million remain outstanding under this plan. Restricted stock awards currently outstanding under the Plan will remain outstanding in accordance with the terms of that plan.

The Company granted restricted shares and stock options under the Plan and 2014 Plan during the year ended December 31, 2015 and stock options under the 2014 Plan during the year ended December 31, 2016.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2016 and 2015, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees’ tax withholding obligations. For the years ended December 31, 2016 and 2015, respectively, the Company received 0.1 million shares from employees for tax withholding obligations.

Restricted Shares

During the year ended December 31, 2016, the Company did not grant any restricted shares. During the year ended December 31, 2015, the Company granted 0.1 million restricted shares, which vest over a three- or four-year period only if the participants remain employed by the Company through the vesting date. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement.

The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

	Number of shares	Weighted average grant date fair value	Aggregate fair value
Unvested at December 31, 2014	256,003	$1.78
Granted	61,663	2.60
Vested	(83,029)	1.53	$244,319
Vested shares forgone to satisfy minimum statutory withholding	(24,031)	2.96	$71,445
Forfeitures	(39,774)	1.79

Unvested at December 31, 2015	170,832	2.09
Granted	—	—
Vested	(64,182)	1.74	$236,161
Vested shares forgone to satisfy minimum statutory withholding	(16,484)	2.81	$49,592
Forfeitures	(32,833)	2.18

Unvested at December 31, 2016	57,333	$2.21

As of December 31, 2016, there was less than $0.1 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2019.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan (“ESPP”) effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. On September 7, 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2016, there were 363,821 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program for the years ended December 31:

	2016	2015
Compensation expense	$113,531	$40,233
Shares of stock sold to employees	88,109	98,070
Weighted average fair value per ESPP award	$2.73	$2.73

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

During the year ended December 31, 2016, the Company granted 0.6 million stock options, none of which were issued to Board members. During the year ended December 31, 2015, the Company granted 0.5 million stock options, of which 0.2 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12-months. The following table details the various stock option and inducement stock option activity for the years ended December 31:

2007 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	595,000	$2.19	1.51	$571,717
Granted	—	—	—
Exercised	(52,030)	1.64		140,368
Exercised shares forgone to satisfy minimum statutory withholding	(7,688)	1.76
Cashless exercise	(41,950)	1.70
Forfeited	(5,000)	1.93

Outstanding at December 31, 2015	488,332	$2.31	0.41	$348,415

Granted	—	—	—
Exercised	—	—		—
Exercised shares forgone to satisfy minimum statutory withholding	—	—
Cashless exercise	—	—
Forfeited	—	—

Outstanding at December 31, 2016	488,332	$2.31	0.25	$118,899

Exercisable at December 31, 2016	483,332	$2.29

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	530,000	$2.69	5.00	$243,800
Granted	470,000	$2.90	3.25	$—
Exercised	—
Exercised shares forgone to satisfy minimum statutory withholding	—
Forfeited	(30,000)	2.69

Outstanding at December 31, 2015	970,000	$2.79	3.58	$222,200

Exercisable at December 31, 2015	410,903	$2.85

Granted	600,000	2.76	4.60
Exercised	(1,866)	2.69
Exercised shares forgone to satisfy minimum statutory withholding	(798)	2.69
Cashless exercise	(12,614)	2.69
Forfeited	(304,723)	2.70

Outstanding at December 31, 2016	1,249,999	$2.80	4.26	$—

Exercisable at December 31, 2016	616,597	$2.87

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

Inducement Options	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	800,000	$2.25	3.89	$720,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2015	800,000	$2.25	2.90	$616,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2016	800,000	$2.25	2.26	$240,000

Exercisable at December 31, 2016	756,250	$2.25

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following table summarizes information about stock options outstanding at December 31, 2016:

2007 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	110,000	—	$1.51	110,000	$1.51
$1.76 - $2.00	91,666	—	1.93	91,666	1.70
$2.01 - $3.00	286,666	0.25	2.71	281,666	2.71

Outstanding at December 31, 2016	488,332	0.25	$2.31	483,332	$2.29

2014 Plan (Options):	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$2.01 - $3.00	1,249,999	4.26	$2.80	616,597	$2.87

Outstanding at December 31, 2016	1,249,999	4.26	$2.80	616,597	$2.87

Inducement Options:	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.50 - $1.75	400,000	2.26	$1.75	381,250	$1.75
$2.26 - $2.75	400,000	2.26	2.75	375,000	2.75

Outstanding at December 31, 2016	800,000	2.26	$2.25	756,250	$2.25

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2016	2015
Expected volatility	35%	50% to 54%
Risk free interest rate	0.69%	0.25% to 0.66%
Expected lives at date of grant (in years)	5.01	4.43
Weighted average fair value of options granted	$2.76	$ 2.90

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2016	2015
Restricted share expense	$151	$107
Stock option expense	311	889

Total stock-based compensation expense	$462	$996

Common Share Repurchase Program

Stock repurchases may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as our management deems to be appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, financing and regulatory requirements, as well as other market conditions. The program does not require us to repurchase any specific number of shares or to complete the program within a specific period of time. During the years ended December 31, 2016 and 2015, the Company did not repurchase any shares in the open market.

12.	Employee Benefit Plans

The Company has defined contribution plan in which the Company makes matching contributions for a certain percentage of employee contributions. For both of the years ended December 31, 2016 and 2015, the Company’s matching contributions were $0.7 million. The Company does not provide other post-retirement or post-employment benefits to its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Overview

As previously reported on its Form 10-K/A and 10-Q/A’s filed on December 12, 2016 with the U.S. Securities and Exchange Commission (the “SEC”), the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, determined that its originally filed audited consolidated financial statements for the fiscal years ended December 31, 2015 on March 9, 2016 and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2016 and June 30, 2016, and the related quarters in 2015, as reported in its Quarterly Reports on Form 10-Q originally filed on August 10, 2016 and May 10, 2016, respectively, should no longer be relied upon because of calculation errors primarily related to the Company’s overstatement of estimated accounts receivable collections, and the Company restated these financial statements.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2016 that our disclosure controls and procedures were effective.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Remediation of a Previously Identified Material Weakness

As discussed above, in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on December 12, 2016 with the SEC, we reported a material weakness in our internal control over financial reporting relating to the calculation error primarily related to the Company’s overstatement of estimated accounts receivable collections. With the oversight of the Company’s finance department and Audit Committee, the Company undertook significant efforts to correct its material weakness in internal controls and during the fourth quarter of 2016, the Company designed, implemented and executed additional controls with regard to the calculation of the Company’s estimate of accounts receivable collections and has taken the following measures to remediate the previously identified material weakness:

•	Engaged outside accounting experts to review the calculation model accuracy;

•	Simplified the model by reducing the amount of inputs, thereby, reducing the potential for errors;

•	Implemented a detailed monthly review of the model by additional members of our senior management;

•	Implemented a detailed quarterly review of the model by internal audit and other departments; and

•	Implemented new electronic controls to limit accessibility.

In addition, our CEO and CFO have placed an emphasis on internal controls with all levels of executive management.

Management believes that the implementation of these measures have remediated the material weakness described above.

These additional controls were tested as of December 31, 2016 and determined to be operating effectively. The Company will continue to refine and improve its design and operating effectiveness of internal control during 2017 and beyond.

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

Changes in Internal Control over Financial Reporting

Other than the previously identified material weakness described above, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act, during the quarter ended December 31, 2016 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted Average Exercise Price of options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a))(3) (c)
Plan Category:
Equity compensation plans approved by security holders: (1)			—
2007 Plan *	514,418	$2.28
2014 Plan	1,281,247	2.80	718,753
Equity compensation plans not approved by security holders (2)	800,000	2.25	—

Total	2,595,665	$2.52	718,753

*	As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 488k and rights representing approximately 26k remain outstanding under this plan.
(1)	This amount includes 0.1 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 1.7 million shares of common stock issuable upon the exercise of vested stock option awards.
(2)

We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the 36 months thereafter, and (iii) the options will expire on the tenth anniversary of their grant date. Under the terms of our CEO’s Employment Agreement, effective as of April 1, 2013, as amended January 18, 2016, in the event that our CEO is involuntarily terminated by us without cause or our CEO resigns for good reason, in each case, within two months prior to, or 12 months following, a change in control of the Company, his options will immediately vest and become exercisable. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2.0 million shares authorized as part of our 2014 Annual Meeting of Stockholders held in May 2014 less 1.3 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this Form 10-K:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2.	Financial Statement Schedules

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits

Reference is made to the accompanying Exhibit Index immediately following the signature page to this Form 10-K. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Exhibit Index as exhibits to this Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 22, 2017	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 22, 2017	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 22, 2017		/s/ CHRISTOPHER DOWNS
Christopher Downs
Chief Financial Officer (Interim) (Principal Financial Officer)

Date: March 22, 2017		/s/ TRENT N. SMITH
Trent N. Smith
Chief Accounting Officer (Principal Accounting Officer)

Date: March 22, 2017		/s/ GREGG LEHMAN
Gregg Lehman
Chairman of the Board Director

Date: March 22, 2017		/s/ DAVID DREYER
David Dreyer
Director

Date: March 22, 2017		/s/ RYAN MORRIS
Ryan Morris
Director

Date: March 22, 2017		/s/ SCOTT SHUDA
Scott Shuda
Director

Date: March 22, 2017		/s/ JOSEPH WHITTERS
Joseph Whitters
Director

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 31, 2012).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

10.2	Amended and Restated Registration Rights Agreement, dated as of October 17, 2007 by and among InfuSystem Holdings, Inc., Wayne Yetter, John Voris, Jean-Pierre Millon, Erin Enright, Sean McDevitt, Pat LaVecchia and Great Point Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 0-51902) filed on March 3, 2009).

10.3	Fifth Amendment to Credit Agreement, dated as April 24, 2012, by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., Bank of America, N.A. as Administrative Agent and Lender and Keybank National Association as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 26, 2012).

10.4	Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of November 30, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013). †

10.5	Amendment Number One to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.6	Amendment Number Two to Credit Agreement by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., and First Biomedical, Inc., with Wells Fargo Bank, National Association as Administrative Agent and Lender and PennantPark Investment Corporation, PennantPark Credit Opportunities Fund, L.P. and PennantPark Floating Rate Capital Ltd as Lenders, dated as of May 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2014).

10.7	Credit Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

Exhibit Number	Description of Document

10.8	Pledge and Security Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.9	Patent and Trademark Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.10	First Amendment to Credit Agreement and Waiver, dated as of December 5, 2016, among the InfuSystem Holdings, Inc., and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on December 9, 2016).

10.11**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.12**	Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, dated and effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32050) filed on July 8, 2013).

10.13**	Employment Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, effective April 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.14**	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Erik K. Steen, effective January 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 1-35020) filed on January 21, 2016).

10.15**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc. and Eric K. Steen, dated as of April 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 19, 2013).

10.16**	Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Eric K Steen, dated as of March 6, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 5, 2014).

10.17	Lease Agreement by and between Research Park Development Co, LLC and InfuSystem, Inc., dated September 13, 2012, for facilities located at 31700 Research Park Drive, Madison Heights, Michigan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.18	First Amendment to Lease by and between College K, LLC and First Biomedical, Inc., dated June 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 1, 2014).

10.19**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

10.20**	Inducement Stock Option Agreement by and between InfuSystem Holdings, Inc., and Mike McReynolds, dated as of April 29, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 29, 2014.

Exhibit Number	Description of Document

10.21**	InfuSystem Holdings, Inc. 2014 Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196369) filed on May 13, 2014.

10.22**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.23**	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, effective March 8, 2016 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 9, 2016)..

10.24* **	Composite copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended.

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on January 17, 2006).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Management contract or compensatory plan, contract or arrangement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.