Form 10-K/A
period 2016-12-31
InfuSystem Holdings, Inc
filed 2017-05-01
CIK 1337013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was $50,821,129. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of April 26, 2017 was 22,748,754.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. (“InfuSystem,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

Name	Age	Position
David Dreyer	60	Director
Gregg Lehman	69	Director, Chairman of the Board
Ryan Morris	32	Director
Scott Shuda	51	Director
Eric Steen	60	Director, President and Chief Executive Officer
Joseph Whitters	59	Director

David Dreyer (Director). David Dreyer has been a member of the Company’s Board of Directors since April 2008. Mr. Dreyer served as Chief Financial Officer of Biolase, Inc., (NASDAQ: BIOL) a global medical device company from March 2015 to January 2017. He served as Chief Financial Officer, Chief Operating Officer and Secretary of Patient Safety Technologies (OTCBB: PSTX), a seller of medical patient safety products, from October 2010 to December 2014, including leading its sale to Stryker, Inc. (NYSE: SYK) for $120 million in March 2014. Previously, Mr. Dreyer was Chief Financial Officer of Alphastaff Group, Inc., a human resource outsourcing company, from August 2009 to September 2010. Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of AMN Healthcare Services, Inc. (NYSE: AHS) from September 2004 to August 2009, and Treasurer from 2006 to August 2009. During Mr. Dreyer’s tenure, AMN grew to become the leader in healthcare staffing for physicians, travel nurses, and allied travel, doubling its revenue to $1.2 billion in 4 years. From 1997 through 2004, Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of Sicor, Inc. (formerly NASDAQ: SCRI), a manufacturer of complex pharmaceuticals with operations in the United States, Italy, Mexico, Lithuania, China and Switzerland, which was acquired by Teva Pharmaceutical Limited. Mr. Dreyer led the sale of Sicor, Inc. to Teva Pharmaceutical, Ltd. for $3.4 billion in January 2004. Prior to joining Sicor, Mr. Dreyer served in related senior financial management positions within the pharmaceutical industry, working for Elan Corporation plc, Athena Neurosciences and Syntex. Mr. Dreyer, a Certified Public Accountant in California, also serves on the Board of Directors of Diplomat Pharmacy Inc. (NYSE: DPLO) and chairs its Audit and Compensation Committees.

Mr. Dreyer brings to the Company and the Board of Directors almost 30 years of accounting, financial, compliance and operating experience and expertise in the pharmaceutical, healthcare staffing, medical device, diagnostic and hospital administration industries.

Gregg Lehman (Director; Chairman of the Board). Gregg Lehman has been a member of the Company’s Board of Directors since May 8, 2014. Dr. Lehman is a nationally recognized leader in population health management and has more than 28 years’ experience in the health care industry. Dr. Lehman has served as Chief Executive Officer of EB Employee Solutions, LLC, a healthcare insurance agency and third party administrator, since May 2014. Dr. Lehman was previously President and Chief Executive Officer of MGC Diagnostics Corporation, a leading cardio-respiratory diagnostic company from July 2011 until May 2014. Dr. Lehman served as President and Chief Executive Officer of Health Fitness Corporation, a population health management company based in Minneapolis, MN, from 2007 through 2010. Dr. Lehman has held numerous senior-level executive and governance positions in the medical and education industries including President and Chief Executive Officer of INSPIRIS, Inc., a Nashville-based specialty care medical management company. Dr. Lehman also was President and Chief Executive Officer of Gordian Health Solutions, Inc., a health management company, and President and Chief Executive Officer of the National Business Coalition on Health (NBGH) in Washington, D.C., and as President of Taylor University in Indiana. Dr. Lehman has worked with the Health Care Purchasing Institute through Academy Health, the eHealth Initiative, the National Quality Forum, the National Patient Safety Foundation, and other purchasing/quality organizations that promote value-based purchasing and market-based reform. Dr. Lehman has a Doctorate and a Master of Science degree in higher education administration, with a minor in finance and economics from Purdue University and a Bachelor of Science in business management and marketing from Indiana University.

Dr. Lehman brings almost 40 years of experience in senior management positions with healthcare corporations and the management expertise and leadership abilities developed during his service in senior executive roles.

Ryan Morris (Director). Ryan Morris has been a member of the Company’s Board of Directors since April 24, 2012. Mr. Morris is President of Meson Capital Partners LLC (“Meson LLC”), a San Francisco-based investment manager, which he founded in February 2009. Mr. Morris served as Chairman of the Company from April 2012 to May 2015 and was Executive Chairman from April 2012 through May 2014. Mr. Morris has served on the board of Sevcon, Inc. (NYSE MKT: SEV) since December 2013 and served as its Executive Chairman from July 2016 to December 2016. He has served on the Board of Directors of Trans-Lux Corporation (OTC Pink: TNLX) since April 2016 and previously served on the Board of Directors of Lucas Energy (NYSE MKT: LEI) from October 2012 to October 2014 and served as Chairman of the Board from December 2012 to November 2013. From June 2011 through July 2012, Mr. Morris served as a member of the Equity Committee responsible for maximizing value to the stockholders of the former HearUSA, Inc. Prior to founding Meson LLC, in July 2008, he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank. Mr. Morris has a Bachelor of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University, and holds the Chartered Financial Analyst designation.

Mr. Morris brings extensive investment experience as both a founder of an operating company and an investment partnership, and as an active investor in smaller reporting companies.

Scott A. Shuda (Director). Mr. Shuda has been a member of the Company’s Board of Directors since September 7, 2016. Mr. Shuda is a Managing Director and Co-founder of Meridian OHC Partners, LP and BlueLine Partners, LLC, investment firms that focus on publicly listed technology and healthcare companies. Mr. Shuda has served as a director of Iridex Corporation (NASDAQ: IRIX), a global leader in ophthalmic laser systems, since 2012 and is currently chairman of Iridex’s Compensation Committee and a member of the Nominating and Governance Committee. Mr. Shuda served as a director and Audit Committee member of MGC Diagnostics Corporation (formerly Angeion Corporation) (NASDAQ: MGCD), a global respiratory diagnostics company from 2010 to 2011. Prior to co-founding BlueLine Partners in April 2004, Mr. Shuda was General Counsel to Vicinity Corporation, an internet search company that went public in 2000 and was acquired by Microsoft in 2002. Prior to his employment with Vicinity, Mr. Shuda practiced law in California and New York, most recently in the Silicon Valley office of Latham & Watkins LLP. Mr. Shuda holds both J.D. and M.B.A. degrees from Georgetown University.

Mr. Shuda has extensive experience with the medical devices industry. He brings more than 20 years of professional experience in law, technology and entrepreneurial endeavors in the industry, including transactions that range from initial public offerings and venture financings to mergers and acquisitions. Mr. Shuda’s background as a corporate finance attorney, general counsel of a public company, and managing director of a private investment fund focusing on healthcare companies provides the Company with a strong perspective on the capital markets, a deep understanding of the challenges facing small public companies, and importantly, the perspective of our largest stockholder.

Mr. Shuda serves as the Managing Director of TSV Investment Partners, LLC (“TSV”), which is the sole general partner of Meridian OHC Partners, LP (“Meridian”), the Company’s largest stockholder. Accordingly, Mr. Shuda holds voting and dispositive power over the Common Stock held by Meridian. According to the Schedule 13D (the “Meridian 13D”) filed on February 12, 2016 by Meridian, Meridian TSV II, LP (“Meridian TSV”), TSV, BlueLine Capital Partners II, LP (“Blue Line Capital”) and Blue Line Partners, LLC (“Blue Line”), Mr. Shuda disclaims beneficial ownership for purposes of Rule 13d-3 with respect to the Common Stock held by Meridian.

Eric K. Steen (Director, President and Chief Executive Officer). Eric Steen has been a member of the Company’s Board of Directors since April 1, 2013. Mr. Steen has served as President and Chief Executive Officer of the Company since April 1, 2013. Prior to his service as Chief Executive Officer and President of the Company, Mr. Steen served as the principal of Eric K. Steen & Associates, a consulting business providing services to medical device and pharmaceutical companies, from February 2012 to March 2013. Prior to forming Eric K. Steen & Associates, Mr. Steen was President of Central Admixture Pharmacy Services, where he turned a start-up company into a successful $150 million pharmacy services organization with 25 locations. Mr. Steen was employed at Central Admixture Pharmacy Services from 1992 to 2012, and served as President starting in 1997. Mr. Steen concurrently served as the Chief Marketing Officer of B. Braun Medical Inc., a $1.5 billion organization offering infusion therapy and pain management products and services. Mr. Steen was employed at B. Braun Medical Inc. from 1997 to 2012. Mr. Steen began his career in sales and operations management at American Hospital Supply Corp., where he was employed from 1978 to 1983, and at Baxter Healthcare (NYSE: BAX), where he was employed from 1983 to 1992. Mr. Steen earned a Master of Business Administration degree from Arizona State University and a Bachelor of Science Degree in Business Administration from San Diego State University.

Mr. Steen has considerable leadership experience in sales, marketing, business development, operations and finance, including in the medical device and pharmaceutical industries.

Joseph Whitters (Director). Joseph Whitters has been a member of the Company’s Board of Directors since April 24, 2012. Mr. Whitters has been an Advisor to Frazier Health Care, a venture capital and private equity firm, since 2005. From 1986 to January 2005, Mr. Whitters was employed in various capacities with First Health Group Corp. (formerly NASDAQ: FHCC), a nearly $2 billion market capitalization managed healthcare company serving the group health, workers compensation, and state agency markets, including as Chief Financial Officer and Executive Vice President. Prior to joining First Health in 1986, he served as Controller for United HealthCare Corp. In January 2013, he joined the board of directors of PRGX Global, Inc., a business service enterprise, where he also serves on the Compensation Committee and Audit Committee. In 2016, Mr. Whitters served on the board of directors of Air Methods Corporation, an air medical transportation company that was sold in April 2017. Previously, he served on the boards of directors and the audit committees of various public companies including Omnicell (NASDAQ: OMCL), Mentor Corporation (formerly NYSE: MNT), Solexa (formerly NASDAQ: SLXA), and Luminent Mortgage (formerly NYSE: LUM). Mr. Whitters has also been an advisor or board member with several private companies. Mr. Whitters began his career in public accounting with Peat Marwick and has a Bachelor’s of Arts in accounting degree from Luther College in Iowa. Mr. Whitters is a certified public accountant.

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

Name	Age	Position
Eric K. Steen (1)	60	President and Chief Executive Officer, Director
Janet Skonieczny	57	Executive Vice President, Chief Operating Officer, Compliance Officer and Privacy Officer
Mike McReynolds	48	Executive Vice President and Chief Information Officer
Chris S. Downs	38	Executive Vice President and Chief Financial Officer (Interim)
Trent N. Smith	47	Executive Vice President, Chief Accounting Officer and Corporate Controller
Rich DiIorio	42	Executive Vice President and General Manager of Oncology

(1)	See “Directors” for biographical information regarding Mr. Steen.

Janet Skonieczny

Janet Skonieczny became the Company’s Chief Operating Officer in January 2013 and Executive Vice President in November 2014. Prior to 2013, she served as the Company’s Vice President of Operations, Compliance Officer and Privacy Officer since November 2007 and as Vice President of Operations of InfuSystem, Inc., the Company’s wholly-owned subsidiary, since 1998. Further, she served as the Company’s Corporate Secretary from 1997 to May 2012. During her tenure, she has facilitated the development and implementation of third party billing programs, assisted in the integration of those programs with inventory and tracking systems and led the development and implementation of the Company’s Compliance and Privacy Programs. From 1988 until 1994 she was Office Manager, and from 1990 until 1998 Operations Manager for Venture Medical, a predecessor company to InfuSystem, Inc., which commenced business operations in 1988. At Venture Medical, she played key managerial roles in several business, including Nova Healthcare Industries, a manufacturer and designer of speculum sheath protectors used in gynecologic procedures, Medical Reimbursement Solutions, a third-party billing company that formatted and transmitted billing claims on behalf of infusion centers, physicians and hospitals and Aventric Medical, Inc., a Midwest distributor of high-tech equipment such as pacemakers, cardiac imaging devices and drug delivery systems. Ms. Skonieczny has an Associates in Science (AS) degree from Ferris State University and is certified as a Cardiovascular Technologist (CCVT).

Michael McReynolds

Michael McReynolds has served as the Company’s Chief Information Officer since April 2013 and Executive Vice President since November 2014. Prior to this appointment, Mr. McReynolds served as President of OxiArmor, LLC, a nationwide provider of solutions-based antimicrobial service that offers new technology within Infection Control to healthcare, commercial and residential markets from 2012 to 2013. Prior to that, Mr. McReynolds served as Chief Information Officer of RecoverCare, LLC, a nationwide provider of Bariatric Support Surfaces, Therapeutic Support Surfaces, Wound Care and Safe Patient Handling Equipment, from 2006 to 2011, where he facilitated the development of a web based Wound Tracking Software and integrated multiple large clients with EDI ordering and billing. Mr. McReynolds earned his B.S. in Business Administration from Emporia State University.

Christopher S. Downs

Christopher S. Downs has served as the Company’s Executive Vice President and Interim Chief Financial Officer since August 2016. Prior to this appointment, Mr. Downs served as the Company’s Vice President and Treasurer since October 2013 and as Director of Finance from June 2011. Prior to joining the Company, Mr. Downs served Maren Group LLC as a Vice President in its Mergers and Acquisitions Group from 2007 until 2011 and Alterity Partners LLC as an Associate in its Mergers and Acquisitions Group from 2005 until 2006. Mr. Downs also worked as an Analyst at Citigroup’s Global Corporate and Investment Bank from 2002 until 2004. Mr. Downs holds a B.S. in Economics from the U.S. Military Academy at West Point, an M.B.A. from Columbia Business School and an M.S. in Accounting from the University of Houston-Clear Lake. Mr. Downs holds professional certifications as a Certified Treasury Professional (CTP) and Certified Financial Planning & Analysis Professional (FP&A).

Trent N. Smith

Trent N. Smith has served as the Company’s Executive Vice President and Chief Accounting Officer since August 2016. Prior to August 2016, Mr. Smith served as the Company’s Vice President and Corporate Controller, and he continues to serve as Corporate Controller. Prior to joining the Company, Mr. Smith served Syncreon Holdings from 2010 through 2011 as Director of External Reporting, and prior to that served Champion Enterprises as Director of Accounting and Financial Reporting from 2006 until 2010. Earlier in Mr. Smith’s career, he served as Director of External Financial Reporting for Dura Automotive from 2005 until 2006 and Valeo, Inc. as Director of Internal Controls/Finance from 1999 until 2005. Prior to 1999, Mr. Smith worked as an auditor with Deloitte & Touche, LLP for three years and spent four years in the United States Navy. Mr. Smith holds a Bachelor’s of Science in Accounting from the University of Illinois and holds a license as a Certified Public Accountant (CPA).

Richard DiIorio

Richard DiIorio has served as the Company’s Executive Vice President of Oncology Sales since December 2016. Previously, Mr. DiIorio held the positions of Regional Vice President and Territory Manager at InfuSystem where he received numerous awards and honors. Prior to joining the Company, Mr. DiIorio held various sales and sales leadership roles at Stryker, Novartis, and Thermo Scientific. With over 17 years of successful medical sales experience, Mr. DiIorio brings extensive expertise in product launch and market knowledge focused on driving growth within the oncology market. He earned a Bachelor of Science degree in Biology from Boston College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms prepared by it or received by it with respect to the fiscal year ended December 31, 2016, all reports were filed on a timely basis, except for the following filings that have yet to be filed: (i) Forms 3 for Messrs. Downs, Smith and DiIorio; and (ii) Forms 4 for an equity award granted on August 18, 2016 to each of Messrs. Downs and Smith for 60,000 stock options and to Mr. DiIorio for 40,000 stock options. These awards have an exercise price of $2.76, vest monthly over a 36-month period and have an expiration date of ten years from the date of grant.

Code of Conduct and Business Ethics

The Company also has a Code of Business Conduct and Ethics Policy applicable to the Chief Executive Officer, Chief Financial Officer and principal accounting officer, and other financial professionals. The Code of Business Conduct and Ethics Policy is available on the “Governance” page of our website at www.infusystem.com. Only the Board of Directors can amend or grant waivers from the provisions of the Company’s Code of Business Conduct and Ethics Policy, and any such amendments or waivers will be posted promptly at www.infusystem.com. To date, no such amendments have been made or waivers granted.

Audit Committee

The Audit Committee is composed entirely of Independent Directors. The following individuals are the current members of the Audit Committee: Messrs. Whitters and Dreyer. Mr. Whitters serves as Chairman of the Audit Committee. The Audit Committee is responsible for meeting with the Company’s independent registered public accounting firm regarding, among other issues, audits and adequacy of the Company’s accounting and control systems. The Audit Committee held twelve meetings during the fiscal year ended December 31, 2016.

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

Summary Compensation Table

The following table sets forth the compensation of the named executive officers of the Company for the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ( $)	Bonus ( $)	Stock Awards ( $) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ( $)
Eric Steen
President and Chief Executive	2016	$350,000	$—	$—	$64,200	$16,691	$430,891
Officer	2015	$326,366	$222,031	$43,332	$—	$22,518	$614,246

Janet Skonieczny
EVP and Chief Operating
Officer, Compliance Officer,	2016	$268,613	$52,666	$—	$51,360	$34,538	$407,177
Privacy Officer	2015	$260,981	$116,475	$17,332	$21,144	$33,997	$449,928

Sean Schembri
Former EVP and Corporate
Secretary, General Counsel (3)	2016	$246,033	$37,074	$—	$51,360	$13,514	$347,980

(1)	In accordance with the SEC’s proxy disclosure rules, included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of stock awards and option awards made during the respective fiscal years computed in accordance with FASB ASC Topic 718. The measurement objective of FASB ASC Topic 718 is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as in the case of stock options the expected volatility at the grant date. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to the Consolidated Financial Statements in the Original 10-K Filing.
(2)	The Company matches all of an employee’s 401(k) contribution up to a maximum of 5% of a participant’s eligible salary, or certain statutory limits. All Other Compensation for 2016 consists of the following: (i) for Mr. Steen, $1,980 for life insurance benefits, $461 for vacation pay-out, $13,250 for 401(k) match and $1,000 for employer paid health savings account; (ii) for Ms. Skonieczny, $9,600 for an automobile allowance, $10,053 for vacation pay-out, $1,135 in life insurance benefits, $13,250 for 401(k) match and $500 for employer paid health savings account; (iii) for Mr. Schembri, $236 for life insurance benefits, $13,250 for 401(k) match and $28 for vacation payout. All Other Compensation for 2015 consists of the following: (i) for Mr. Steen, $1,290 for life insurance benefits, $12,115 for vacation pay-out. $8,113 for 401(k) match and $1,000 for employer paid health savings account; and (ii) for Ms. Skonieczny, $9,600 for an automobile allowance, $10,053 for vacation pay-out, $1,094 in life insurance benefits and $13,250 for 401(k) match.

(3)	The employment of Mr. Schembri terminated after the 2016 fiscal year, effective as of January 31, 2017. The “Option Awards” column reflects certain grants of stock options to Mr. Schembri, which were subsequently forfeited in connection with his departure.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2016:

	Option Awards:				Stock Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Eric K. Steen (2)	8,333	66,667	$2.76	08/18/26	12,500	$31,873.73
	55,000	5,000	$3.00	03/06/19	—	$—
	281,250	18,750	$1.75	04/01/23	—	$—
	375,000	25,000	$2.75	04/01/23	—	$—

Janet Skonieczny (3)	6,667	53,333	$2.76	08/18/26	5,000	$12,748.73
	110,000	—	$1.51	01/02/18	—	$—

Sean Schembri (4)	6,667	53,333	$2.76	08/18/26	—	$—
	17,500	22,500	$2.60	03/11/25	—	$—
	80,556	19,444	$2.69	07/14/24	—	$—

(1)	Represents unvested restricted stock units, each representing a contingent right to receive one share of the Company’s Common Stock, multiplied by $2.55, the closing price of the Company’s Common Stock on December 30, 2016 (the last trading day in fiscal 2016), as quoted by the NYSE MKT.
(2)	At December 31, 2016, Mr. Steen owned 12,500 restricted stock units, which vest in three equal remaining annual installments on March 11th of each year. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2016, Mr. Steen owned: (i) unvested options to purchase 66,667 shares of Common Stock, which vest in 32 equal remaining monthly installments on the 18th day of each month; (ii) unvested options to purchase 5,000 shares of Common Stock, which vest in three equal remaining monthly installments on the sixth day of each month; (iii) unvested options to purchase 18,750 shares of Common Stock, which vest in three equal remaining monthly installments on the first day of each month; and (iv) unvested options to purchase 25,000 shares of Common Stock, which vest in three equal remaining monthly installments on the first day of each month.
(3)	At December 31, 2016, Ms. Skonieczny owned 5,000 restricted stock units, which vest in three equal remaining annual installments on March 11th of each year. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2016, Ms. Skonieczny owned unvested options to purchase 53,333 shares of Common Stock, which vest in 32 equal remaining monthly installments on the 18th day of each month.
(4)	At December 31, 2016, Mr. Schembri owned: (i) unvested options to purchase 53,333 shares of Common Stock, which vest in 32 equal remaining monthly installments on the 18th day of each month; (ii) unvested options to purchase 22,500 shares of Common Stock, which vest in 27 equal remaining monthly installments on the 11th day of each month; and (iii) unvested options to purchase 19,444 shares of Common Stock, which vest in eight equal remaining monthly installments on the 14th day of each month. Mr. Schembri subsequently forfeited these awards in connection with his departure from the Company on January 31, 2017.

Agreements with Mr. Steen

Pursuant to an Employment Agreement (the “Steen Employment Agreement”) effective as of April 1, 2013, Mr. Steen was named Chief Executive Officer and is entitled to receive: (i) a base salary of $300,000 for the agreement’s initial term of 12 months (the “Initial Term”); and (ii) an annual performance bonus of up to 75% of his base salary, or $225,000 in the Initial Term, based upon satisfaction of performance objectives to be developed by the Compensation Committee. Mr. Steen is also eligible for additional discretionary bonuses based on the achievement of certain specified goals established by the Compensation Committee. After the Initial Term, the Steen Employment Agreement renews automatically for additional 12-month terms, unless earlier terminated. Pursuant to the Steen Employment Agreement, Mr. Steen is also eligible for additional option grants as determined by the Compensation Committee. Mr. Steen is subject to a two-year non-solicitation provision for soliciting customers or employees or diverting business from the Company and a two-year non-competition provision for employment with or participation in a competitive business in the United States, Canada, Mexico or other country in which the Company has conducted business, the latter of which may be extended by one year if the Company pays his annual base salary as of the date of his termination of service. The Steen Employment Agreement contains customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification provisions applicable to the duration of Mr. Steen’s employment and thereafter.

Under the Steen Employment Agreement, Mr. Steen’s employment will terminate immediately upon his death or permanent disability. Mr. Steen would be entitled to: (i) the unpaid base salary earned for services rendered through the date of his death or permanent disability; (ii) any accrued but unpaid incentive compensation earned in the previous year (“Bonus Amount”) as of the date of his death or permanent disability; (iii) the accrued but unpaid paid time off (“PTO”) earned through the date of his death or permanent disability; and (iv) the limited death, disability, and/or income continuation benefits. The Company must provide Mr. Steen with six months’ advance notice of an involuntary termination of Mr. Steen’s employment other than for cause. In the event Mr. Steen is involuntarily terminated by the Company without “cause” (as defined in the Steen Employment Agreement), Mr. Steen will be entitled to receive: (i) the unpaid base salary earned for services rendered through the date of such termination; (ii) any accrued and unpaid Bonus Amount; (iii) the accrued but unpaid PTO; (iv) unreimbursed amounts to which he is entitled to reimbursement under the Steen Employment Agreement; and (v) a severance payment, in an aggregate amount equal to six months of Mr. Steen’s then-current base salary.

Mr. Steen further received, pursuant to the terms of an Inducement Stock Option Agreement by and between the Company and Mr. Steen, dated as of April 1, 2013 (the “Inducement Stock Option Agreement”), 700,000 inducement stock options outside the Company’s 2007 Stock Incentive Plan (the “2007 Equity Plan”), of which 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75 (all options granted to Mr. Steen pursuant to the Inducement Stock Option Agreement, the “Inducement Options”). The Inducement Options were granted on April 1, 2013 and will vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining Inducement Options vesting pro rata monthly in the 36 months thereafter. The Inducement Options will expire on the tenth anniversary of their grant date. Additionally, in the event of Mr. Steen’s involuntary termination by the Company without “cause,” the vesting of the Inducement Options that would have otherwise vested in the 12 months following the date of termination will accelerate and become exercisable for a period of three months. If Mr. Steen dies while the Inducement Options are outstanding, then the personal representative or beneficiary under his will or in accordance with the laws of inheritance will have the right to exercise vested Inducement Options until the expiration date of the Inducement Options or for 12 months, whichever is earlier. If Mr. Steen becomes permanently disabled, he will have until the expiration date of the Inducement Options or a period of 12 months to exercise vested Inducement Options, whichever is earlier. If Mr. Steen terminates his employment with the Company voluntarily, unvested Inducement Options will immediately terminate and cease to be exercisable and Mr. Steen will have until the expiration date of the Inducement Options or a period of three months to exercise vested Inducement Options, whichever is earlier. If Mr. Steen is terminated for “cause,” he will be entitled to receive any: (i) unpaid base salary earned for services rendered through the date of his termination; (ii) accrued but unpaid Bonus Amount as of the date of his termination; (iii) accrued but unpaid PTO earned through the date of his termination; and (iv) unreimbursed relocation expenses. If Mr. Steen is terminated for “cause,” the Inducement Options will terminate immediately, whether or not then exercisable. The vesting of the Inducement Options may also be accelerated by the Compensation Committee, in its sole discretion.

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

The Steen Amendment amends the Steen Employment Agreement to provide for a three-month advance notice period and 12-month severance period in the event of an “involuntary termination” (as defined in the Steen Employment Agreement) by the Company or a “good reason termination” (as defined in the Steen Amendment) by Mr. Steen. The Steen Amendment also provides Mr. Steen with a three-month advance notice period and an 18-month severance period in the event of a “change of control termination” (as defined in the Steen Amendment). In the event of an “involuntary termination,” “good reason termination” or “change of control termination,” Mr. Steen’s termination would be effective following expiration of the applicable advance notice period, and Mr. Steen would then be eligible to receive: (i) any earned, but unpaid base salary; (ii) any accrued, but unpaid Bonus Amount; (iii) any accrued, but unpaid PTO; (iv) unreimbursed business expenses; (v) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Steen during the applicable severance period; (vi) any target Bonus Amount to which Mr. Steen would otherwise be entitled if employed during the applicable severance period; and (vii) continuation of COBRA health benefits during the applicable severance period. The Company’s obligation to pay the foregoing amounts would be contingent upon Mr. Steen’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates, and the Company’s obligation to pay the foregoing amounts set forth in clauses (v), (vi) and (vii) would be contingent upon Mr. Steen’s continued performance of his post-termination obligations under the Steen Employment Agreement, including obligations relating to non-disclosure, non-competition, non-disparagement, Company intellectual property and transition assistance.

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

On August 18, 2016, the Compensation Committee granted Mr. Steen options to purchase 75,000 shares of the Company’s Common Stock at an exercise price of $2.76 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

Agreements with Ms. Skonieczny

Pursuant to an amended and restated Employment Agreement with Ms. Skonieczny dated January 2, 2013, Ms. Skonieczny was named Chief Operating Officer and is entitled to receive: (i) an annual salary of $250,000, an annual cash bonus award of up to $125,000, with the opportunity to increase the annual bonus up to $250,000 at the Company’s discretion; (ii) options for 110,000 shares of the Company’s Common Stock pursuant to the 2007 Equity Plan, of which one-third of such options shall vest on each of the next three anniversaries of the grant date, provided she remains employed on such dates and such options will immediately vest in the event she is terminated within six months of a change in control; and (iii) customary employee benefits available to all full-time employees of the Company. Upon termination of Ms. Skonieczny’s employment by the Company without cause, Ms. Skonieczny shall be entitled to all accrued and unpaid salary, any bonus earned in the previous year, pro-rata vesting of outstanding options and restricted stock, a pro-rata bonus for the then current year, assuming full achievement of performance targets, and one year of base salary paid over one year. In the event Ms. Skonieczny’s employment is terminated other than by the Company without cause (as defined in her Employment Agreement), Ms. Skonieczny will be entitled to receive all accrued and unpaid salary, benefits and other compensation, including any bonus earned in the previous year. She will also be subject to a two-year non-competition provision and customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification obligations for the duration of her employment and thereafter.

On March 11, 2015, the Compensation Committee granted Ms. Skonieczny 6,666 restricted stock units which vest in four equal annual installments beginning March 11, 2016. The grant was made under the 2014 Equity Plan. Each unit represents a contingent right to receive one share of the Company’s Common Stock and settlement of the underlying shares of Common Stock will occur on each vesting date.

On August 18, 2016, the Compensation Committee granted Ms. Skonieczny options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $2.76 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

Agreements with Mr. Schembri

Pursuant to an Employment Agreement (the “Schembri Employment Agreement”) effective July 11, 2014, Mr. Schembri is entitled to receive the following for his services as General Counsel: (i) an annual base salary of $215,000 initially, subject to increase in the discretion of the Company; (ii) employment benefits generally available to other Company employees; and (iii) reimbursement for business-related expenses.

Under the Schembri Employment Agreement, Mr. Schembri is entitled to participate in an Incentive Compensation Plan (the “Incentive Plan”), pursuant to which he will have the opportunity to earn an annual cash bonus equal to 35% of his then-current base salary with a target based on the Company’s satisfaction of EBITDA and revenue performance goals determined by the Compensation Committee and Mr. Schembri’s achievement of individual performance objectives relating to his position and established by the Company’s Chief Executive Officer. Assuming his achievement of threshold individual objectives, Mr. Schembri’s actual cash bonus under the Incentive Plan will depend on the Company’s achievement in relation to the established corporate targets, ranging from 17.5% of his then-current base salary at 80% achievement of the corporate targets, to 52.5% of his then-current base salary at 120% achievement of the corporate targets. Mr. Schembri is also entitled to earn equity grants as provided from time to time to the Company’s executive management team.

The Incentive Plan applies for calendar year periods. Payouts under the Incentive Plan are pro-rated for the period of service within the Incentive Plan year. While Mr. Schembri is a participant in the Incentive Plan, he will not be eligible to participate in other bonus, incentive or commission plans offered by the Company. Mr. Schembri must be employed with the Company in good standing as of the end of the plan year in order to receive an annual incentive payment. The Board may amend the terms of the Incentive Plan in its sole discretion, including terminating the Incentive Plan without prior notice.

Under the Schembri Employment Agreement, Mr. Schembri is subject to a two-year non-solicitation provision for soliciting customers or diverting business from the Company and a two-year non-competition provision for employment with or participation in a competitive business in the United States, Canada, Mexico or other country in which the Company has conducted business. Each of the foregoing two-year periods may be extended by one year if the Company pays his annual base salary as of the date of his termination of service. Mr. Schembri is also subject to a three-year non-solicitation provision for soliciting employees of the Company. The Schembri Employment Agreement contains customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification obligations applicable to the duration of Mr. Schembri’s employment and thereafter.

In the event of a termination of Mr. Schembri’s employment by Mr. Schembri for any reason, by the Company for “cause” (as defined in the Schembri Employment Agreement), or by the Company upon Mr. Schembri’s death or “disability” (as defined in the Schembri Employment Agreement), Mr. Schembri will receive all accrued and unpaid compensation through his date of termination and any Incentive Plan award earned, but not yet paid in respect of the immediately preceding calendar year. In the event Mr. Schembri’s employment is terminated by the Company for any other reason (including an involuntary termination without “cause”), upon execution of a general release and following a six-month notice period, Mr. Schembri will be entitled to: (i) his annual base salary payable in regular installments in accordance with the Company’s standard payroll practices for the six month period from the date of notice through his date of termination; (ii) any Incentive Plan award earned, but not yet paid as of the termination date in respect of the immediately preceding calendar year; (iii) pro-rata vesting measured as of the termination date of any equity awards; (iv) any PTO and unreimbursed expenses; (v) accelerated vesting of any equity awards that will vest or become exercisable within six months following the termination date; and (vi) the ability to exercise any vested and exercisable equity awards for a period of three months following the termination date.

On July 14, 2014, the Compensation Committee granted Mr. Schembri options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $2.69 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the 2014 Equity Plan.

On March 11, 2015, the Compensation Committee granted Mr. Schembri options to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $2.60 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the 2014 Equity Plan.

On March 8, 2016, the Company and Mr. Schembri entered into an Amendment to the Schembri Employment Agreement (the “Schembri Amendment”), which was recommended by the Compensation Committee of the Board and ratified and approved by the Board to ensure that the Schembri Employment Agreement, as amended by the Schembri Amendment, contains appropriate market-based terms not previously set forth in the Schembri Employment Agreement.

The Schembri Amendment amends the Schembri Employment Agreement to provide for a three-month advance notice period and nine-month severance period in the event of an involuntary termination without “cause” (as defined in the Schembri Employment Agreement) by the Company, a “good reason termination” (as defined in the Schembri Amendment) by Mr. Schembri or a “change of control termination” (as defined in the Schembri Amendment). In the event of an involuntary termination without “cause,” “good reason termination” or “change of control termination,” Mr. Schembri’s termination would be effective following expiration of the advance notice period, and Mr. Schembri would then be eligible to receive: (i) any earned, but unpaid base salary, PTO, benefits and other compensation (except for any Incentive Plan payments, which are separately addressed below); (ii) a severance payment, in an aggregate amount equal to the base salary that would otherwise be payable to Mr. Schembri during the severance period; (iii) any Incentive Plan bonuses or awards earned, but unpaid, for the immediately preceding year; (iv) a prorated amount of his target bonus (assuming 100% of target) under the Incentive Plan through and including the termination date; (v) unreimbursed expenses; and (vi) continuation of COBRA health benefits during the severance period. The Company’s obligation to pay the foregoing amounts set forth in clauses (ii), (iv) and (vi) would be contingent upon Mr. Schembri’s execution and delivery to the Company of an unconditional general release, in form satisfactory to the Company, of certain claims against the Company and its affiliates.

Additionally, the Schembri Amendment provides a “double-trigger” mechanism in the event of a “change of control termination,” pursuant to which Mr. Schembri’s unvested equity awards will immediately vest, and, in the case of an involuntary termination without “cause” by the Company or a “good reason termination” by Mr. Schembri, the portion of Mr. Schembri’s unvested equity awards scheduled to vest within six months of the termination date will immediately vest, in each of the foregoing cases, subject to Mr. Schembri’s execution and delivery of the general release described above. The Schembri Amendment further provides that Mr. Schembri shall abide by the terms of any “clawback” policy adopted by the Board.

Except as summarized above, the Schembri Employment Agreement remains materially unchanged.

On August 18, 2016, the Compensation Committee granted Mr. Schembri options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $2.76 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

The employment of Mr. Schembri terminated after the 2016 fiscal year, effective as of January 31, 2017. Mr. Schembri subsequently forfeited his unvested equity awards in connection with his departure from the Company.

Restricted Stock Unit Award Agreements

Mr. Steen and Ms. Skonieczny hold restricted stock units, the terms of which are governed by restricted stock unit award agreements, unless otherwise modified by their respective employment agreements as described above. Under the terms of these agreements, in the event the grantee’s employment with the Company terminates prior the vesting of any restricted stock units, such non-vested restricted stock units will be forfeited by the grantee and no benefits will be payable with respect to such forfeited units. Notwithstanding the foregoing, in the event of a “change in control” (as defined in the agreements), the Compensation Committee will provide that any unvested restricted stock units will be assumed, or equivalent restricted stock units will be substituted (“Substitute Award”) by the acquiring or succeeding corporation (or an affiliate thereof), provided that the shares of stock issuable upon the payment of such Substitute Award constitute securities registered in accordance with the Securities Act of 1933, as amended, or such securities are exempt from such registration. In the alternative, if the securities issuable upon the payment of such Substitute Award will not meet the requirements in the preceding sentence, then the grantee will receive upon consummation of the “change in control” transaction a cash payment for the unvested restricted stock units surrendered equal to the fair market value of the consideration to be received for each share of Common Stock in the “change in control” transaction times the number of shares of Common Stock underlying the unvested restricted stock units.

Directors Compensation

Name	Fees Earned or Paid in Cash ( $)	Option Awards ( $)	Total ( $)
David Dreyer (1)	$71,023	$—	$71,023
Gregg Lehman (1)	$109,480	$—	$109,480
Ryan Morris (1)	$50,137	$—	$50,137
Scott Shuda (1)(2)	$3,288	$—	$3,288
Joseph Whitters (1)	$68,521	$—	$68,521
Wayne Yetter (1)(3)	$67,252	$—	$67,252

Total	$369,700	$—	$369,700

(1)

As part of their 2016 compensation package, each Independent Director, with the exception of Mr. Lehman who would receive options to purchase 60,000 shares of the Company’s Common Stock as Chairman, receive options to purchase 25,000 shares of the Company’s Common Stock. However, as of December 31, 2016, the Compensation Committee of the

Company’s Board of Directors had not yet granted the options, which were ultimately granted on January 18, 2017. As a result, such options are not reflected in the table for 2016, but will be reflected in the table for 2017 next year. As of December 31, 2016, Messrs. Dreyer, Whitters and Yetter each had 50,000 aggregate outstanding stock options (all of which were exercisable) that expire in equal installments of 25,000 on May 8, 2017 and 25,000 on May 12, 2020. As of December 31, 2016, Mr. Morris had 85,000 aggregate outstanding stock options (all of which were exercisable) 60,000 of which expire on May 8, 2017 and 25,000 of which expire on May 12, 2020. As of December 31, 2016, Mr. Lehman had 110,000 aggregate outstanding stock options (all of which were exercisable) 50,000 of which expire on May 8, 2017 and 60,000 of which expire on May 12, 2020. As of December 31, 2016, Mr. Shuda did not have any outstanding stock options.
(2)	Mr. Shuda was elected to the Board of Directors on September 7, 2016, and he received a pro-rata portion of his director fees for 2016.
(3)	Mr. Yetter’s term expired at the Company’s 2016 Annual Meeting of Stockholders on September 7, 2016, and he received a pro-rata portion of his director fees for 2016.

Current Independent Director Compensation

The following is a description of the cash compensation for the Company’s Directors. Each of the Directors will receive the following annual cash compensation arrangements:

•	$50,000 for each non-executive Independent Director on the Board;

•	$100,000 for the Chairman;

•	$15,000 for the Chair of the Audit Committee and $10,000 for each Audit Committee member;

•	$10,000 for the Chair of the Compensation Committee and $6,667 for each Compensation Committee member; and

•	$5,000 for the Chair of the Nominating and Governance Committee and $3,334 for each Nominating and Governance Committee member.

Board and Committee compensation are paid quarterly, on calendar quarters.

The following is a description of the stock compensation for the Company’s Directors. Each of the Directors will receive the following annual stock compensation arrangements:

•	Options for 25,000 shares of the Company’s Common Stock for each Independent Director; and

•	Options for 60,000 shares of the Company’s Common Stock for the Chairman.

Any such grant of options to Directors would be contingent upon sufficient share capacity under the Company’s 2014 Equity Plan. Further, such options would be granted on the date of the Company’s Annual Meeting of Stockholders, with an exercise price equal to 110% of the trailing average closing price of the Company’s Common Stock for the five trading days prior to and including the date of grant. Such options would vest monthly over a period of one year and immediately upon a change in control, as defined under the Company’s 2014 Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2017, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s named executive officers and directors; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
Scott Shuda/ Meridian OHC Partners, LP (1)	2,660,305	11.7%
AWM Investment Company, Inc. (2)	2,054,507	9.0%
Steven Tannenbaum/Greenwood Investments, Inc. (3)	1,802,681	7.9%
Sansone Advisors, LLC (4)	1,483,548	6.5%
Eric Steen (5)	979,760	4.3%
Ryan Morris (6)	882,075	3.9%
Jan Skonieczny (7)	274,807	1.2%
Joseph Whitters (8)	201,336	*
David Dreyer (9)	188,767	*
Gregg Lehman (10)	150,000	*
Sean Schembri (11)	0	*
All directors and officers as a group (10 individuals) (12)	5,618,824	24.70%

*	Less than 1%
**	Based on 22,688,164 shares of Common Stock outstanding as of March 31, 2017. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2017 of 56,111 and shares issued as part of the Company’s Employee Stock Purchase Plan (“ESPP”) of 43,925, are deemed outstanding in addition to the 22,688,164 shares of Common Stock outstanding as of March 31, 2017 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(1)	Based solely on a review of Form 4 filed on December 16, 2016 by Meridian OHC Partners, LP. (“Meridian”), Meridian TSV II, LP (“Meridian TSV”), TSV Investment Partners, LLC (“TSV”), BlueLine Capital Partners II, LP (“Blue Line Capital”) and Blue Line Partners, LLC (“Blue Line”). The aggregate number of shares beneficially held by these entities is 2,651,972. Mr. Shuda serves as the Managing Director of TSV, which is the sole general partner of Meridian. Accordingly, Mr. Shuda holds voting and dispositive power over 2,651,972 shares of Common Stock held by Meridian and 8,333 shares of Common Stock that may be acquired by Mr. Shuda upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017. The business address of Meridian is 425 Weed Street, New Canaan, CT 06840.
(2)	Based solely on a review of Schedule 13G/A filed on February 10, 2017 by AWM Investment Company, Inc. (“AWM”), which is the investment advisor to Special Situations Cayman Fund, L.P. (“Cayman”), Special Situations Fund III QP, L.P. (“SSFQP”), and Special Situations Life Sciences Fund, L.P (“SSLS”). AWM holds sole voting and investment power over 70,133 shares of Common Stock held by Cayman, 209,804 shares of Common Stock held by SSFQP, and 1,774,570 shares of Common Stock held by SSLS. The business address of AWM is 527 Madison Avenue, Suite 2600, New York, New York 10022.
(3)	Based solely on a review of Schedule 13G/A filed on February 14, 2017 by Steven Tannenbaum, Greenwood Capital Limited Partnership (“Greenwood Capital”), Greenwood Investments, Inc., (“Greenwood Investments”), and ST Partners LLC (“ST”). Greenwood Capital and Greenwood Investments, as the sole general partner of Greenwood Capital, beneficially own, in the aggregate, 1,706,201 shares of Common Stock and ST beneficially owns 96,480 shares of Common Stock. Each of Greenwood Capital, Greenwood Investments and ST has sole voting and dispositive power of the shares of Common Stock beneficially owned by it. Mr. Tannenbaum, as the president of Greenwood Investments and the manager and sole member of ST, has the power to vote and dispose of the 1,802,681 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital and ST is 222 Berkeley Street, 12th Floor, Boston, Massachusetts 02116.

(4)	Based solely on a review of Schedule 13G/A filed on February 13, 2017 by Sansone Advisors, LLC, Sansone Capital Management, LLC and Christopher Sansone, which each have shared voting and dispositive power over 1,483,548 shares of Common Stock, and Sansone Partners, LP, which has shared voting and dispositive power over 1,227,931 shares of Common Stock. The address for each party is 151 Bodman Place, Suite 100, Red Bank, New Jersey 07701.
(5)	Represents 182,059 shares of Common Stock held directly and 780,417 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017 and 17,284 restricted stock units vested but not issued.
(6)	Represents 788,742 shares of Common Stock, of which 90,094 shares are held directly by Mr. Morris and the remainder are held indirectly by Meson Capital Partners LP (“Meson LP”), and 93,333 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017. As an entity managed by Mr. Morris, Meson Capital Partners LLC (“Meson LLC”) may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares held by Mr. Morris. Meson LLC disclaims beneficial ownership of such shares. As the general partner of Meson LP, Meson LLC may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Meson LP shares. Meson LLC does not own any shares of Common Stock directly and disclaims beneficial ownership of the Meson LP shares. As managing member of Meson LLC, Mr. Morris may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) any shares of Common Stock beneficially owned by Meson LLC. Mr. Morris disclaims beneficial ownership of any shares of Common Stock beneficially owned by Meson LLC.
(7)	Represents 139,560 shares of Common Stock held directly and 126,389 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017 and 8,858 restricted stock units vested but not issued.
(8)	Represents 143,003 shares of Common Stock held directly and 58,333 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.
(9)	Represents 130,434 shares of Common Stock held directly and 58,333 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.
(10)	Represents 20,000 shares of Common Stock held directly and 130,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017.
(11)	The employment of Mr. Schembri terminated after the 2016 fiscal year, effective as of January 31, 2017.
(12)	Represents 720,711 shares of Common Stock held directly, 3,350,620 shares held indirectly and 1,515,972 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2017; 11,666 restricted stock units vested but not issued; and 19,855 shares of common stock purchased but not yet issued as part of the Company’s ESPP. Business address for each of the directors and executive officers is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

		Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted Average Exercise Price of options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (3) (c)
Plan Category:
Equity compensation plans approved by security holders:	(1)
2007 Plan *		514,418	$2.28	—
2014 Plan		1,281,247	2.80	718,753
Equity compensation plans not approved by security holders	(2)	800,000	2.25	—

Total		2,595,665	$2.52	718,753

*	As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 488,332 and rights representing approximately 26,086 remain outstanding under this plan.
(1)	This amount includes 57,334 shares of common stock issuable upon the vesting of certain time restricted stock awards and 1,738,331 shares of common stock issuable upon the exercise of vested stock option awards.
(2)	We issued inducement stock options to purchase 700,000 shares of our Common Stock to our Chief Executive Officer (“CEO”), pursuant to the terms of an Inducement Stock Option Agreement effective April 1, 2013 pursuant to which (i) 300,000 options have an exercise price of $1.75 and 400,000 options have an exercise price of $2.75, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting pro rata monthly in the 36 months thereafter, and (iii) the options will expire on the tenth anniversary of their grant date. Under the terms of our CEO’s Employment Agreement, effective as of April 1, 2013, as amended January 18, 2016, in the event that our CEO is involuntarily terminated by us without cause or our CEO resigns for good reason, in each case, within two months prior to, or 12 months following, a change in control of the Company, his options will immediately vest and become exercisable. Further, we issued inducement stock options to purchase 100,000 shares of the Company’s Common Stock to our Chief Information Officer (“CIO”) pursuant to the terms of an Employment Agreement effective April 29, 2013 pursuant to which (i) the options have an exercise price of $1.75 per share, (ii) vest one-third on each of the next three anniversaries of the grant date, provided that our CIO is employed by us on each of these dates, (iii) the options will expire on the seventh anniversary of their grant date, and (iv) in the event that our CIO is involuntarily terminated (x) by us without cause within six months of a change in control of the Company, his options will immediately accelerate and become exercisable, and (y) otherwise by us without cause, his options will vest pro rata based on the length of his service in the year of the termination of his employment.
(3)	Includes 2,000,000 shares authorized as part of our 2014 Annual Stockholders Meeting held in May 2014 less 1,281,247 million shares that were made available to certain employees, directors and others.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of the NYSE MKT. Based upon information solicited from each director, the Board of Directors has affirmatively determined that Messrs. Dreyer, Lehman, Whitters and Shuda have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and are “independent” within the meaning of NYSE MKT’s director independence standards and Audit Committee independence standards, as currently in effect, and the additional Audit Committee independence standards in Rule 10A-3 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors’ Fees

The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2016 and 2015 by BDO USA, LLP (“BDO”), the Company’s current independent registered public accounting firm.

Audit Fees

There were $663,835 and $546,154 in audit fees billed by BDO for the fiscal years ended December 31, 2016 and 2015, respectively. These fees were for professional services rendered for audits of annual consolidated financial statements on Form 10-K, including amendments, for the years ended December 31, 2016 and 2015 and for reviews of the Company’s quarterly reports on Form 10-Q, including amendments, and the proxy statement.

Audit-Related Fees

There were $17,404 and $29,650 in 401(k) audit-related fees and $5,700 and $42,950 for other consultations on accounting matters billed by BDO for the fiscal years ended December 31, 2016 and 2015, respectively.

Tax Fees

BDO billed $53,318 and $42,585 for tax fees for the fiscal years ended December 31, 2016 and 2015, respectively. Tax fees billed were for professional services rendered in connection with tax compliance, tax advice and tax planning.

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

The services provided for 2016 and 2015 were for audit services, audit-related services and tax services, as described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 1, 2017	By:	/s/ ERIC K. STEEN
Eric K. Steen
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 1, 2017		/s/ CHRISTOPHER S. DOWNS
Christopher S. Downs
Chief Financial Officer (Interim) (Principal Financial Officer)

Date: May 1, 2017		/s/ TRENT N. SMITH
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