Form 10-Q
period 2017-03-31
InfuSystem Holdings, Inc
filed 2017-05-15
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2017, 22,755,705 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$194	$3,398
Accounts receivable, less allowance for doubtful accounts of $5,928 and $4,989 at March 31, 2017 and December 31, 2016, respectively	12,079	11,581
Inventory	2,135	2,166
Other current assets	1,304	949
Deferred income taxes	0	2,675

Total Current Assets	15,712	20,769
Medical equipment held for sale or rental	1,371	1,642
Medical equipment in rental service, net of accumulated depreciation	26,896	28,036
Property & equipment, net of accumulated depreciation	1,914	1,997
Intangible assets, net	29,633	31,239
Deferred income taxes	16,196	12,436
Other assets	171	225

Total Assets	$91,893	$96,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,902	$5,315
Capital Leases	2,715	2,938
Current portion of long-term debt	30,369	5,314
Other current liabilities	2,127	2,872

Total Current Liabilities	40,113	16,439
Long-term debt, net of current portion	—	26,577
Capital Leases	2,122	2,573
Other long-term liabilities	24	66

Total Long-Term Liabilities	2,146	29,216

Total Liabilities	$42,259	$45,655

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	0	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,885,824 and 22,688,164, respectively, as of March 31, 2017 and 22,867,335 and 22,669,675, respectively, as of December 31, 2016	2	2
Additional paid-in capital	92,036	91,829
Retained deficit	(42,404)	(41,142)

Total Stockholders’ Equity	49,634	50,689

Total Liabilities and Stockholders’ Equity	$91,893	$96,344

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2017	2016
Net revenues:
Rentals	$15,137	$16,488
Product Sales	2,517	1,806

Net revenues	17,654	18,294

Cost of revenues:
Cost of revenues — Product, service and supply costs	4,536	3,506
Cost of revenues — Pump depreciation and disposals	2,469	2,231

Gross profit	10,649	12,557

Selling, general and administrative expenses:
Provision for doubtful accounts	1,856	1,747
Amortization of intangibles	1,411	912
Selling and marketing	2,886	2,815
General and administrative	6,465	6,669

Total selling, general and administrative	12,618	12,143

Operating (loss) income	(1,969)	414
Other (expense) income:
Interest expense	(328)	(305)
Loss on extinguishment of long term debt	0	—
Other (expense) income	(37)	20

Total other expense	(365)	(285)

(Loss) income before income taxes	(2,334)	129
Income tax benefit (expense)	856	(88)

Net (loss) income	$(1,478)	$41

Net (loss) income per share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00
Weighted average shares outstanding:
Basic	22,680,562	22,548,538
Diluted	22,680,562	23,039,256

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2017	2016
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,442)	$337

INVESTING ACTIVITIES
Purchase of medical equipment and property	(1,015)	(3,274)
Proceeds from sale of medical equipment and property	1,525	884

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	510	(2,390)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(6,413)	(15,369)
Cash proceeds from revolving credit facility	4,099	17,081
Debt issuance costs	(25)	—
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(20)	(33)
Cash proceeds from stock plans	87	125

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,272)	1,804

Net change in cash and cash equivalents	(3,204)	(249)
Cash and cash equivalents, beginning of period	3,398	818

Cash and cash equivalents, end of period	$194	$569

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

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

2.	Medical Equipment

Medical equipment is comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Medical Equipment held for sale or rental	$1,371	$1,642

Medical Equipment in rental service	59,049	59,034
Medical Equipment in rental service - pump reserve	(611)	(551)
Accumulated depreciation	(31,542)	(30,447)

Medical Equipment in rental service - net	26,896	28,036

Total	$28,267	$29,678

Depreciation expense for medical equipment for the three months ended March 31, 2017 was $1.6 million, compared to $1.5 million for the same prior year period, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

3.	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,818	$(3,116)	$702	$3,809	$(3,071)	$738
Automobiles	118	(75)	43	129	(83)	46
Leasehold improvements	2,177	(1,008)	1,169	2,177	(964)	1,213

Total	$6,113	$(4,199)	$1,914	$6,115	$(4,118)	$1,997

Depreciation expense for property and equipment for the three months ended March 31, 2017 and 2016 was $0.1 million. This expense was recorded in general and administrative expenses.

4.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets:
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	23	—	23	23	—
Physician and customer relationships	36,534	20,020	16,514	36,534	19,427	17,107
Non-competition agreements	1,136	1,099	37	1,136	1,064	72
Software	13,546	2,464	11,082	13,745	1,685	12,060

Total nonamortizable and amortizable intangible assets	$53,239	$23,606	$29,633	$53,438	$22,199	$31,239

Amortization expense for the three months ended March 31, 2017 was $1.4 million compared to $0.9 million for the three months ended March 31, 2016. Expected annual amortization expense for intangible assets recorded as of March 31, 2017 is as follows (in thousands):

	4/1- 12/31/2017	2018	2019	2020	2021	2022 and thereafter

Amortization expense	$4,152	$5,202	$4,769	$4,323	$3,951	$5,236

5.	Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries (the “Borrowers”) entered into a credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Chase Credit Agreement consists of a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”), all of which mature on March 23, 2020, collectively (the “Credit Facility”). The Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing Credit Facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and beginning on April 20, 2015, the closing date of the acquisition of the assets of Ciscura, the Borrowers drew $8.0 million on Term Loan B, in several installments, in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. The remaining available amount on Term Loan B expired on March 23, 2016.

On December 5, 2016, the Company entered into a First Amendment to the Chase Credit Agreement to waive certain events of default then existing thereunder, as well as to make certain amendments to the Credit Facility, including but not limited to: (i) restructuring of the Credit Facility that effectively consolidated Term Loan A and Term Loan B into a new single term loan (the “Term Loan”) resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line under the Credit Facility; (ii) extending the maturity date of the Term Loan and the revolving credit line to December 5, 2021; (iii) setting the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity; and (iv) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (b) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (c) 2.25 to 1.00 at any time on or after March 31, 2018.

On March 22, 2017, the Company entered into a Second Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to: (i) amending the definition of “Fixed Charges” to increase the Company’s ability to prepay its indebtedness under the Credit Facility without negatively impacting its financial covenants; and (ii) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2018, (b) 2.50 to 1.0 at any time on or after March 31, 2018 but prior to March 31, 2019 or (c) 2.25 to 1.00 at any time on or after March 31, 2019.

As of March 31, 2017, the Company breached a financial covenant under its Credit Facility, which resulted in an event of default under the Credit Facility. Specifically, the Company was not in compliance with the leverage ratio covenant under the Credit Facility. The required maximum leverage ratio under the Credit Facility as of March 31, 2017 was 2.75 compared to an actual ratio of 2.96. The Company subsequently received a waiver from this breach from the Lender on May 10, 2017, which provided a limited, specific and one-time waiver from this breach but did not otherwise modify the terms of the Credit Facility. No fee was paid to the Lender in connection with this waiver.

Based on the Company’s anticipated operating results, the Company currently expects that it will need to obtain additional amendments to the financial covenants under the Credit Facility to achieve compliance for future periods. As a result, the Company is currently in discussions with the Lender to obtain a third amendment to the Chase Credit Agreement to amend the Credit Facility to, among other things, modify the covenants under the Credit Facility. However, there can be no assurance that the Company will be able to obtain such an amendment or remain in compliance with the covenants under the Credit Facility in the future. If the Company is not able to obtain an acceptable amendment, the Company will need to consider available options and remedies, which may include seeking additional financing to repay its outstanding indebtedness and to continue to fund its operations and its future cash needs. To the extent sought, there can be no assurance that the Company will be able to secure such financing on terms acceptable to it, or at all. The Company’s failure to secure financing when required, could have a material adverse effect on its solvency and its ability to continue as a going concern. In addition, the amount of cash generated from its operations will be dependent upon factors such as the successful execution of its business plan and general economic conditions. As a result of the default, the Company has classified the entire amount of outstanding debt under the Credit Facility as a current liability in its balance sheet as of March 31, 2017, until such time as an amendment is in place.

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

The availability under the Revolver is based upon the Borrower’s eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	March 31, 2017	December 31, 2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(1,666)	—
Letter of Credit	—	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$8,289	$9,955

The Company had approximate future maturities of loans as of March 31, 2017 as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Term Loan	$28,832	$—	$—	$—	$—	$28,832
Unamortized value of the debt issuance costs (a)	(129)	—	—	—	—	(129)
Revolver	1,666	—	—	—	—	1,666

Total	$30,369	$—	$—	$—	$—	$30,369

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU No. 2015-03.

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

March 31, 2017
	Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loan	$28,832	$—	$28,832
Unamortized value of the debt issuance costs (a)	$(129)	$—	(129)
Revolver	1,666	—	1,666

Total	$30,369	$—	$30,369

December 31, 2016
	Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$5,336	$26,664	$32,000
Unamortized value of the debt issuance costs (a)	$(22)	$(87)	(109)
Revolver	—	—	—

Total	$5,314	$26,577	$31,891

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU No. 2015-03.

6.	Income Taxes

During the three months ended March 31, 2017, the Company recorded an income tax benefit of $0.9 million. The Company recorded income tax expense of $0.1 million for the same prior year period. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the three months ended March 31, 2017 was 36.7% compared to 68.2% for the same prior year period.

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

As a result of the restatement of the Company’s consolidated financial statements as of December 31, 2015 and the first and second quarters of 2016, the Company is currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against the Company and two individual defendants: Eric Steen, the Company’s current Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court.

The Company believes that the allegations against it and its officers are without merit and intends to vigorously defend against the claims asserted. The ultimate resolution of this matter cannot be predicted, however, and it is not possible at this time for the Company to estimate any probable loss or range of losses because of the preliminary nature of the matter.

8.	(Loss) Earnings Per Share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended March 31
	2017	2016
Numerator:
Net (loss) income (in thousands)	$(1,478)	$41
Denominator:
Weighted average common shares outstanding:
Basic	22,680,562	22,548,538
Dilutive effect of non-vested awards	0	490,718

Diluted	22,680,562	23,039,256
Net (loss) income per share:
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00

For the three months ended March 31, 2017, 0.6 million of stock options were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2016, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

9.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 4.6% as of March 31, 2017. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2017	$2,273	$718	$2,991
2018	1,864	831	2,695
2019	608	562	1,170
2020	312	178	490
2021	10	181	191
Thereafter	0	938	938

Total require payments	$5,067	$3,408	$8,475

Less amounts representing interest (3.1% to 10.5%)	(230)

Present value of minimum lease payments	4,837
Less current maturities	(2,715)

Long-term capital lease liability	$2,122

At March 31, 2017 and December 31, 2016, pump assets obtained under capital leases, had a cost of approximately $14.0 million and $13.9 million, respectively, and accumulated depreciation of $4.4 million and $3.9 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases for the three months ended March 31, 2017 and 2016 was $0.2 million.

10.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements.

11.	Recent Accounting Pronouncements and Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will supersede the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year, from January 1, 2017 to January 1, 2018. The Company plans to adopt ASU 2014-09 on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation— Stock Compensation (Topic 718)” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2016-09. Thus, the Company recorded a $0.2 million deferred tax asset and a $0.2 million increase to retained earnings on January 1, 2017 to recognize the Company’s excess tax benefits that existed as of December 31, 2016 (modified retrospective application).

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows and/or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. ASU 2016-15 requires retrospective application to all prior periods presented upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its cash flows and/or disclosures, however, the Company does not anticipate that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. ASU 2015-17 is effective for the Company beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. The Company has chosen to apply this guidance prospectively, thus prior periods were not retrospectively adjusted. The adoption of this guidance resulted in the balance sheet reclassification of $2.7 million of current deferred tax assets to noncurrent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our Credit Facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2016 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. InfuSystem, Inc., our wholly owned subsidiary, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., our wholly owned subsidiary, is ISO certified.

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

Recent Developments

Credit Facility

On March 22, 2017, we entered into a Second Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to: (i) amending the definition of “Fixed Charges” to increase the Company’s ability to prepay its indebtedness under the Credit Facility without negatively impacting its financial covenants; and (ii) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2018, (b) 2.50 to 1.0 at any time on or after March 31, 2018 but prior to March 31, 2019 or (c) 2.25 to 1.00 at any time on or after March 31, 2019.

As of March 31, 2017, we breached a financial covenant under our Credit Facility, which resulted in an event of default under the Credit Facility. Specifically, we were not in compliance with the leverage ratio covenant under the Credit Facility. The required maximum leverage ratio under the Credit Facility as of March 31, 2017 was 2.75 compared to an actual ratio of 2.96. We subsequently received a waiver from this breach from the lender on May 10, 2017, which provided a limited, specific and one-time waiver from this breach but did not otherwise modify the terms of the Credit Facility. No fee was paid to the lender in connection with this waiver.

Based on our anticipated operating results, we currently expect that we will need to obtain additional amendments to the financial covenants under the Credit Facility to achieve compliance for future periods. As a result, we are currently in discussions with the lender to obtain a third amendment to the Chase Credit Agreement to amend the Credit Facility to, among other things, modify the covenants under the Credit Facility. However, there can be no assurance that we will be able to obtain such an amendment or remain in compliance with the covenants under the Credit Facility in the future. As a result of the default, the Company has classified the entire amount of outstanding debt under the Credit Facility as a current liability in its balance sheet as of March 31, 2017, until such time as an amendment is in place.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Revenues

Our net revenues for the quarter ended March 31, 2017 were $17.7 million, a decrease of $0.6 million, or 3%, compared to $18.3 million for the quarter ended March 31, 2016. During the period, net revenues from rentals decreased $1.4 million, or 8%, compared to the same prior year period, largely due to (i) changed practices and reduced billing rates due to the CMS Medical Learning Network Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using and External Pump” clarification article (“SE1609”) regulatory change; (ii) continuing adjustments relating to implementation of our new information technology platform Infu EXPRESS; and (iii) the one-time effects of the restructuring of our billing and collection function in the first quarter of 2017. Net revenues from product sales for the first quarter of 2017 were $2.5 million, an increase of $0.7 million, or 39%, compared to the same period of 2016.

Gross Profit

Gross profit for the quarter ended March 31, 2017 was $10.6 million, a decrease of $1.9 million, or 15%, compared to the quarter ended March 31, 2016. As a percentage of revenues, gross profit for the quarter ended March 31, 2017 was 60%, down from the same prior year period of 69%. The decrease in gross profit for the period is mainly due to the decrease in net revenues for the period plus an increase of $0.6 million in product and supply costs, $0.3 million in disposables sold, $0.2 million in service costs and $0.2 million in the costs of pumps sold.

Provision for Doubtful Accounts

Provision for doubtful accounts (“Bad Debt”) for the quarter ended March 31, 2017 was $1.8 million, an increase of $0.1 million, or 6%, compared to $1.7 million for the first quarter of 2016. Bad Debt was 11% of revenues for the first quarter of 2017, compared to 10% for the same prior year period. This change is largely due to increased reserves for amounts uncollected following our implementation, on July 1, 2016, of revised billing practices required by SE1609. We now directly bill providers and not third-party payors for SE1609 related services. Because this is a dramatic change from prior practices, we have experienced a delay in providers acknowledging and paying under the new model. We have adopted the practice of reserving for all accounts receivable aged more than 90 days, but nonetheless expect to eventually collect substantially all the amounts billed under the post-SE1609 policies.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2017 was $1.4 million, an increase of $0.5 million compared to the same prior year period. These increases were largely attributable to the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended March 31, 2017, selling and marketing expenses were $2.9 million, an increase of $0.1 million, or 3%, compared to $2.8 million for the quarter ended March 31, 2016. This increase was largely attributable to an increase in sales commissions of $0.4 million, which was offset by decreases in advertising & promotions of $0.2 million and travel expenses of $0.1 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2017, General and Administrative (“G&A”) expenses were $6.5 million, a decrease of $0.2 million, or 3%, from $6.7 million for the quarter ended March 31, 2016. The decrease in G&A expenses versus the same prior year period was mainly attributable to decreases in service expense of $0.3 million, salaries of $0.2 million and $0.1 million each for stock compensation expense and other expenses, offset by an increase in spending on IT of $0.5 million.

Other Income and Expenses

During the quarter ended March 31, 2017, we recorded interest expense of $0.3 million, an increase of less than $0.1 million, or 8%, compared to the same prior year period.

Income Taxes

During the quarter ended March 31, 2017, we recorded an income tax benefit of $0.9 million compared to an income tax expense of $0.1 million for the quarter ended March 31, 2016. Our effective income tax rate for the three months ended March 31, 2017 was 36.7% compared to 68.2% for the same prior year period.

Liquidity and Capital Resources

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our Credit Facility. As of March 31, 2017, we had cash and cash equivalents of $0.2 million and $8.3 million of net availability under our Credit Facility compared to $3.4 million of cash and cash equivalents and $9.9 million of availability under our Credit Facility at December 31, 2016. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and to ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions.

As discussed further below, as of March 31, 2017, we breached a financial covenant under our Credit Facility, which resulted in an event of default under the Credit Facility. We subsequently received a waiver from this breach from the lender on May 10, 2017, and we are currently in negotiations with the lender to amend the Credit Facility to, among other things, modify the covenants under the Credit Facility. If we are able to negotiate an acceptable amendment to the Credit Facility, we believe that we will be able to continue to fund our operations and our future cash needs for the next year through a combination of cash from operations and borrowings under our existing Credit Facility. However, there can be no assurance that we will be able to obtain such an amendment or remain in compliance with the covenants under our Credit Facility in the future. If we are not able to obtain an acceptable amendment, we will need to consider available options and remedies, which may include seeking additional financing to repay our outstanding indebtedness and to continue to fund our operations and our future cash needs. To the extent sought, there can be no assurance that we will be able to secure such financing on terms acceptable to us, or at all. Our failure to secure financing when required could have a material adverse effect on our solvency and our ability to continue as a going concern. In addition, the amount of cash generated from our operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Operating Cash Flow. Cash used in operating activities for the three months ended March 31, 2017 was $1.4 million compared to cash provided by operating activities of $0.3 million for the three months ended March 31, 2016. This increase is due to higher amounts of non-cash expenses (such as deferred income taxes) in the current period, as well as an increase in accounts payable and other liabilities.

Investing Cash Flow. Cash provided by investing activities was $0.5 million for the three months ended March 31, 2017 compared to cash used of $2.4 million for the three months ended March 31, 2016. The increase in cash provided was due to a $1.1 million decrease in spending on non-pump assets, the majority of which was a direct result of a more significant investment in IT during the quarter ended March 31, 2016, $1.1 million decrease in cash used to purchase medical equipment and $0.6 million more in cash proceeds from the sales of medical equipment. The Company bought $1.0 million of infusion pumps during the three-month period ended March 31, 2017 to serve new rental business anticipated for the remainder of 2017.

Financing Cash Flow. Cash used in financing activities for the three months ended March 31, 2017 was $2.3 million compared to cash proceeds of $1.8 million for the three months ended March 31, 2016. This change is primarily attributable to the cash proceeds received as a result of our decision to borrow under the revolving credit line under our Credit Facility in the first quarter of 2016.

Credit Facility. On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the “Chase Credit Agreement”). The Chase Credit Agreement originally provided a Credit Facility consisting of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving Credit Facility, all of which was originally scheduled to mature on March 23, 2020. The Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with certain covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level.

On December 5, 2016, we entered into a First Amendment to the Chase Credit Agreement to waive certain events of default then existing thereunder, as well as to make certain amendments to the Credit Facility, including but not limited to: (i) restructuring of the Credit Facility that effectively consolidated Term Loan A and Term Loan B into a new single term loan (“Term Loan”) resulting in a new total drawn amount of $32 million under the Term Loan with the approximately $5 million excess over the current aggregate drawn amounts under Term Loan A and Term Loan B to be available to reduce the Company’s drawings under the revolving credit line under the Credit Facility; (ii) extending the maturity date of the Term Loan and the revolving credit line to December 5, 2021; (iii) setting the quarterly mandatory principal payment due on the Term Loan to $1.3 million due on the last business day of each fiscal quarter with any remaining unpaid and outstanding amount due at maturity; and (iv) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2017, (b) 2.50 to 1.0 at any time on or after March 31, 2017 but prior to March 31, 2018 or (c) 2.25 to 1.00 at any time on or after March 31, 2018.

On March 22, 2017, we entered into a Second Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to: (i) amending the definition of “Fixed Charges” to increase the Company’s ability to prepay its indebtedness under the Credit Facility without negatively impacting its financial covenants; and (ii) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2018, (b) 2.50 to 1.0 at any time on or after March 31, 2018 but prior to March 31, 2019 or (c) 2.25 to 1.00 at any time on or after March 31, 2019.

As of March 31, 2017, we breached a financial covenant under our Credit Facility, which resulted in an event of default under the Credit Facility. Specifically, we were not in compliance with the leverage ratio covenant under the Credit Facility. The required maximum leverage ratio under the Credit Facility as of March 31, 2017 was 2.75 compared to an actual ratio of 2.96. We subsequently received a waiver from this breach from the lender on May 10, 2017, which provided a limited, specific and one-time waiver from this breach but did not otherwise modify the terms of the Credit Facility. No fee was paid to the lender in connection with this waiver.

Based on our anticipated operating results, we currently expect that we will need to obtain additional amendments to the financial covenants under the Credit Facility to achieve compliance for future periods. As a result, we are currently in discussions with the lender to obtain a third amendment to the Chase Credit Agreement to amend the Credit Facility to, among other things, modify the covenants under the Credit Facility. However, there can be no assurance that we will be able to obtain such an amendment or remain in compliance with the covenants under the Credit Facility in the future. As a result of the default, the Company has classified the entire amount of outstanding debt under the Credit Facility as a current liability in its balance sheet as of March 31, 2017, until such time as an amendment is in place.

As of March 31, 2017, Term Loan A under the Credit Facility had a balance of $28.8 million. The availability under the revolving credit line under the Credit Facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2017	2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(1,666)	—
Letter of Credit	—	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$8,289	$9,955

As of March 31, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 2.50% or (ii) CBFR Loan, which bears interest at a per annum rate equal to (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period Plus 2.50%, in each case, plus a margin ranging from -0.75% to -0.25%. The actual rate at March 31, 2017 was 3.48% (LIBOR of 0.98% plus 2.50%).

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our annual report on Form 10-K for the year ended December 31, 2016, with the exception of our adoption of ASU’s 2016-09 and 2015-17. See Note 11 for further details.

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

As a result of the restatement of our financial statements as of December 31, 2015 and the first and second quarters of 2016, we are currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against us and two individual defendants: Eric Steen, our current Chief Executive Officer, President and Director; and Jonathan Foster, our former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court.

We believe that the allegations against us and our officers are without merit and intend to vigorously defend against the claims asserted. The ultimate resolution of this matter cannot be predicted, however, and it is not possible at this time for us to estimate any probable loss or range of losses because of the preliminary nature of the matter.

Item 1A.	Risk Factors

For additional information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2016.

Except as updated below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC.

The impact of recently enacted and future health care reform legislation in the United States remains uncertain.

We expect that the new presidential administration and the U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact the current presidential administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue and attain profitability.

We have obtained a waiver of our failure to meet one of our debt covenants under our credit facility, but, absent an amendment to the credit facility, we expect that we will be in default of the covenants in future periods. Absent another waiver or an amendment to our credit facility, amounts outstanding under the credit facility could be accelerated and become immediately payable. Our ability to obtain additional borrowing and fund our operations in the future could be jeopardized if we do not obtain such waiver or amendment, or, in the absence of such waiver or amendment, if we do not obtain a new credit facility to refinance our existing indebtedness.

Our Credit Facility imposes significant restrictions and obligations on us. Under the Credit Facility, we are required to meet certain financial tests, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum consolidated net worth. In addition, we must comply with other covenants which, among other things, limit the creation of liens, incurring indebtedness, investments, transactions with affiliates, asset sales, mergers, paying dividends and distributions, repurchases of capital stock, hedging agreements and other matters. Any failure to comply with any of these covenants could result in an event of default under the Credit Facility.

As of March 31, 2017, we were in breach of the leverage ratio covenant of the Credit Facility. We have obtained a waiver from the lender thereunder, and we are currently in negotiations with the lender to amend the Credit Facility to, among other things, modify the covenants under the Credit Facility. However, if we are not able to obtain an amendment of the Credit Facility to address our covenant defaults in future periods, we expect that we could again be in breach of our debt covenants or other covenants. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our business, financial condition, results of operations and cash flows. As a result of such a breach and any resulting default, if not cured or waived, we would be precluded from incurring additional borrowings, and the lender could cause our debt to become due and payable prior to maturity.

If any of these events occur, we would be forced to seek alternative financing to repay indebtedness under our Credit Facility, and to continue to operate our business. There can be no assurance that we will be able to obtain an acceptable amendment under the Credit Facility without significant additional cost, or at all, or that we will be able to obtain alternative financing on terms acceptable to us, or at all. Failure to secure an acceptable amendment, or future waivers of defaults, or alternative financing could have a material adverse effect on the solvency of our company and our ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Second Amendment to the Credit Agreement, dated as of March 22, 2017, among InfuSystem Holdings, Inc. and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 23, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 15, 2017	/s/ Eric K. Steen
Eric K. Steen
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Interim)
(Principal Financial Officer)

Date: May 15, 2017	/s/ Trent N. Smith
Trent N. Smith
Chief Accounting Officer
(Principal Accounting Officer)