Form 10-Q
period 2017-06-30
InfuSystem Holdings, Inc
filed 2017-08-09
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2017, 22,755,705 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$76	$3,398
Accounts receivable, less allowance for doubtful accounts of $6,189 and $4,989 at June 30, 2017 and December 31, 2016, respectively	11,547	11,581
Inventory	1,962	2,166
Other current assets	1,314	949
Deferred income taxes	0	2,675

Total Current Assets	14,899	20,769
Medical equipment held for sale or rental	1,289	1,642
Medical equipment in rental service, net of accumulated depreciation	25,715	28,036
Property & equipment, net of accumulated depreciation	1,815	1,997
Intangible assets, net	28,293	31,239
Deferred income taxes	16,638	12,436
Other assets	61	225

Total Assets	$88,710	$96,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,247	$5,315
Capital leases	593	2,938
Current portion of long-term debt	2,660	5,314
Other current liabilities	2,494	2,872

Total Current Liabilities	10,994	16,439
Long-term debt, net of current portion	28,719	26,577
Capital leases	238	2,573
Other long-term liabilities	61	66

Total Long-Term Liabilities	29,018	29,216

Total Liabilities	$40,012	$45,655

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	0	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,953,365 and 22,755,705, respectively, as of June 30, 2017 and 22,867,335 and 22,669,675, respectively, as of December 31, 2016	2	2
Additional paid-in capital	92,206	91,829
Retained deficit	(43,510)	(41,142)

Total Stockholders’ Equity	48,698	50,689

Total Liabilities and Stockholders’ Equity	$88,710	$96,344

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net revenues:
Rentals	$14,769	$16,242	$29,906	$32,730
Product Sales	2,173	1,881	4,690	3,687

Net revenues	16,942	18,123	34,596	36,417

Cost of revenues:
Cost of revenues — Product, service and supply costs	4,624	4,789	9,160	8,295
Cost of revenues — Pump depreciation and disposals	1,977	2,191	4,446	4,422

Gross profit	10,341	11,143	20,990	23,700

Selling, general and administrative expenses:
Provision for doubtful accounts	1,326	1,067	3,182	2,814
Amortization of intangibles	1,387	922	2,798	1,834
Selling and marketing	2,295	2,324	5,181	5,139
General and administrative	6,425	6,392	12,890	13,061

Total selling, general and administrative	11,433	10,705	24,051	22,848

Operating (loss) income	(1,092)	438	(3,061)	852
Other income (expense):
Interest expense	(333)	(327)	(661)	(632)
Other (expense) income	(66)	7	(103)	27

Total other expense	(399)	(320)	(764)	(605)

(Loss) income before income taxes	(1,491)	118	(3,825)	247
Income tax benefit (expense)	385	35	1,241	(53)

Net (loss) income	$(1,106)	$153	$(2,584)	$194

Net (loss) income per share:
Basic	$(0.05)	$0.01	$(0.11)	$0.01
Diluted	$(0.05)	$0.01	$(0.11)	$0.01
Weighted average shares outstanding:
Basic	22,740,050	22,620,386	22,710,470	22,584,462
Diluted	22,740,050	23,109,870	22,710,470	23,069,900

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
(in thousands)	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,231	$1,869

INVESTING ACTIVITIES
Purchase of medical equipment and property	(1,893)	(7,187)
Proceeds from sale of medical equipment and property	2,623	1,827

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	730	(5,360)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(24,419)	(29,190)
Cash proceeds from revolving credit facility	19,105	32,575
Debt issuance costs	(28)	—
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(28)	(33)
Cash proceeds from stock plans	87	126

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,283)	3,478

Net change in cash and cash equivalents	(3,322)	(13)
Cash and cash equivalents, beginning of period	3,398	818

Cash and cash equivalents, end of period	$76	$805

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem Holdings, Inc. is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternative site healthcare providors. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada.

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

2.	Medical Equipment and Property

Medical equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Medical Equipment held for sale or rental	$1,289	$1,642
Medical Equipment in rental service	58,669	59,034
Medical Equipment in rental service - pump reserve	(486)	(551)
Accumulated depreciation	(32,468)	(30,447)

Medical Equipment in rental service - net	25,715	28,036

Total	$27,004	$29,678

Depreciation expense for medical equipment for the three and six months ended June 30, 2017 was $1.6 million and $3.2 million, respectively, compared to $1.6 million and $3.1 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

3.	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,834	$(3,185)	$649	$3,809	$(3,071)	$738
Automobiles	118	(79)	39	129	(83)	46
Leasehold improvements	2,177	(1,050)	1,127	2,177	(964)	1,213

Total	$6,129	$(4,314)	$1,815	$6,115	$(4,118)	$1,997

Depreciation expense for property and equipment for the three and six months ended June 30, 2017 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.3 million for the same prior year periods. This expense was recorded in general and administrative expenses.

4.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	June 30, 2017
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$0	$2,000
Amortizable intangible assets
Trade names	23	23	0
Physician and customer relationships	36,534	20,613	15,921
Non-competition agreements	1,136	1,115	21
Software	13,594	3,243	10,351

Total nonamortizable and amortizable intangible assets	$53,287	$24,994	$28,293

	December 31, 2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	36,534	19,427	17,107
Non-competition agreements	1,136	1,064	72
Software	13,745	1,685	12,060

Total nonamortizable and amortizable intangible assets	$53,438	$22,199	$31,239

Amortization expense for the three and six months ended June 30, 2017 was $1.4 million and $2.8 million, respectively, compared to $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2016. Expected annual amortization expense for intangible assets recorded as of June 30, 2017, is as follows (in thousands):

	7/1-12/31/2017	2018	2019	2020	2021	2022 and thereafter
Amortization expense	$2,773	$5,218	$4,785	$4,331	$3,951	$5,235

5.	Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries (the “Borrowers”) entered into a credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Chase Credit Agreement originally provided for a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”) and a maturity date of March 23, 2020, collectively (the “Credit Facility”). The Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing Credit Facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (the “WF Facility”). Term Loan B was unfunded at closing and beginning on April 20, 2015, the closing date of the acquisition of the assets of Ciscura, the Borrowers drew $8.0 million on Term Loan B, in several installments, in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. The remaining available amount on Term Loan B expired on March 23, 2016.

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

On June 28, 2017, the Company entered into a Third Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to:

(i)	restates the chart within the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement as follows:

Leverage Ratio	CBFR Spread	Eurodollar Spread	Commitment Fee Rate
Level I < 1.5:1.0	-1.00%	2.00%	0.25%

Level II < 2.0:1.0 to 1.0 but ≥ 1.5:1.0	-0.75%	2.25%	0.25%

Level III < 2.5:1.0 to 1.0 but ≥ 2.0:1.0	-0.50%	2.50%	0.25%

Level IV < 3.0:1.0 to 1.0 but ≥ 2.5:1.0	0.00%	2.75%	0.25%

Level V ≥ 3.0:1.0	0.25%	3.00%	0.25%

and further amends the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement by adding the following to the end thereof: “The Applicable Rate will be set at Level V as of the Third Amendment Effective Date, and adjusted for the first time thereafter based on the financial statements required to be delivered hereunder for the fiscal quarter ending June 30, 2017.”;

(ii)	amend the definition of “Fixed Charge Coverage Ratio” in Section 1.01 of the Credit Agreement by adding the phrase “(it is acknowledged that, at all times, such unfinanced portion is either a deduction to EBITDA or, if unfinanced portion is ever interpreted to be a negative number, then zero)” to follow the phrase therein that reads “means, for any period, the ratio of (a) EBITDA minus the unfinanced portion of Capital Expenditures.”;

(iii)	amend clause (f)(ii) in the definition of “Permitted Acquisition” in Section 1.01 of the Credit Agreement by (a) replacing the reference therein to “$10,000,000” with “$5,000,000” and (b) by replacing the reference therein to “$25,000,000” with “$12,500,000.”;

(iv)	add the following definition of “Excess Cash Flow” to Section 1.01 of the Credit Agreement as follows:

“Excess Cash Flow” means, for any fiscal year of the Company, (a) EBITDA for such fiscal year, minus (b) Capital Expenditures made or incurred during such fiscal year minus (c) Fixed Charges for such fiscal year.

(v)	restate Section 2.08(b) of the Credit Agreement as follows:

(b) The Borrowers hereby unconditionally agree that the Term A Loans and the Term B Loans shall be replaced and refinanced in full as of the First Amendment Effective Date with a Term Loan in an aggregate amount equal to $32,000,000 made under Section 2.01(d), the Borrowers acknowledge and agree that the principal balance of such Term Loan as of the Third Amendment Effective Date is $30,665,999.98, and the Borrowers hereby unconditionally promise to pay to the Lender the principal amount of the Term Loans made under Section 2.01(d) after the Third Amendment Effective Date as follows: (i) on June 30, 2017, September 30, 2017 and December 31, 2017 in principal installments each in the amount of $577,500 (as adjusted from time to time pursuant to Section 2.09(d) or 2.16(b)), (ii) commencing with the last Business Day of March, 2018 and on the last Business Day of each March, June, September and December thereafter, in consecutive quarterly principal installments each in the amount of $766,650 (as adjusted from time to time pursuant to Section 2.09(d) or 2.16(b)) and (iii) to the extent not previously paid, all unpaid Term Loans shall be paid in full in cash by the Borrowers on the Term Maturity Date.

(vi)	restate Section 2.09(d) of the Credit Agreement as follows:

(d) All prepayments required to be made pursuant to Section 2.09(c) shall be applied, first to prepay the Term Loans (and in the event Term Loans of more than one Class shall be outstanding at the time, shall be allocated among the Term Loans pro rata based on the aggregate principal amounts of outstanding Term Loans of each such Class), and such prepayments of the Term Loans shall be applied to reduce the remaining scheduled repayments of Term Loans of each Class in the inverse order of maturity (with any prepayments applied first to the payment at final maturity), second to prepay the Revolving Loans without a corresponding reduction in the

Revolving Commitment and third to cash collateralize outstanding LC Exposure. Within each such category, such prepayments shall be applied first to CBFR Loans and then to Eurodollar Loans in order of Interest Period maturities (beginning with the earliest to mature).

All prepayments required to be made pursuant to Section 2.09(f) shall be applied, first to prepay the Revolving Loans without a corresponding reduction in the Revolving Commitment, second to prepay the Term Loans (and in the event Term Loans of more than one Class shall be outstanding at the time, shall be allocated among the Term Loans pro rata based on the aggregate principal amounts of outstanding Term Loans of each such Class), and such prepayments of the Term Loans shall be applied to reduce the remaining scheduled repayments of Term Loans of each Class in the inverse order of maturity (with any prepayments applied first to the payment at final maturity), and third to cash collateralize outstanding LC Exposure. Within each such category, such prepayments shall be applied first to CBFR Loans and then to Eurodollar Loans in order of Interest Period maturities (beginning with the earliest to mature).

(vii)	add a new Section 2.09(f) to the Credit Agreement as follows:

(f) Until the latest of the Revolving Credit Maturity Date, the Term A Maturity Date, the Term B Maturity Date or the Term Maturity Date, as the case may be, the Borrowers shall prepay the Obligations as set forth in Section 2.09(d) on the date that is ten days after the earlier of (i) the date on which the Company’s annual audited financial statements for the immediately preceding fiscal year are delivered pursuant to Section 5.01 or (ii) the date on which such annual audited financial statements were required to be delivered pursuant to Section 5.01, in an amount equal to: (I) seventy-five percent (75%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is greater than or equal to 2.5 to 1.0 for the immediately preceding fiscal year, (II) fifty percent (50%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is less than 2.5 to 1.0 but greater than or equal to 2.0 to 1.0 for the immediately preceding fiscal year, or (III) zero percent (0%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is less than 2.0 to 1.0 for the immediately preceding fiscal year. Each Excess Cash Flow prepayment shall be accompanied by a certificate signed by a Financial Officer of the Company certifying the manner in which Excess Cash Flow and the resulting prepayment was calculated, which certificate shall be in form and substance satisfactory to the Lender.

(viii)	amend Section 6.04(c) of the Credit Agreement by replacing the reference therein to “$5,000,000” with “$2,500,000.”;

(ix)	restate Sections 6.12(a) and (b) of the Credit Agreement as follows:

(a) Leverage Ratio. The Borrowers will not permit the Leverage Ratio to exceed (i) 4.0 to 1.0 at any time on or after the Effective Date but prior to December 31, 2017, (ii) 3.75 to 1.0 at any time on or after December 31, 2017 but prior to June 30, 2018, (iii) 3.50 to 1.0 at any time on or after June 30, 2018 but prior to December 31, 2018, or (iv) 3.00 to 1.00 at any time on or after December 31, 2018.

(b) Fixed Charge Coverage Ratio. The Borrowers will not permit the Fixed Charge Coverage Ratio to be less than (i) 1.15:1.0 at any time on or after the Effective Date but prior to March 31, 2018, or (ii) 1.25:1.0 at any time on or after March 31, 2018.

Simultaneous with the execution of Third Amendment, the Company entered into a Patent and Trademark Security Agreement, which replaces the Patent and Trademark Security Agreement entered into on March 23, 2015 at the time the Company entered into the Credit Agreement. The new Patent and Trademark Security Agreement was revised to make reference to the Third Amendment and the Company has provided the Lender with updated schedules listing the Company’s trademarks, patents, applications for trademarks and patents, and other intellectual properties owned or licensed.

As a result of the changes to the definition of ‘Leverage Ratio” and “Fixed Charge Coverage Ratio” within the Third Amendment, the Company will have increased flexibility. The change to the definition of “Applicable Rate” will effectively increase the Company’s interest rate under the Credit Agreement by 50 basis points in the near term, while allowing for the Company to reduce that rate as its Leverage Ratio declines.

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

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	June 30, 2017	December 31, 2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(1,415)	—
Letter of Credit	0	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$8,540	$9,955

The Company had approximate future maturities of loans as of June 30, 2017 as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Term Loan	$1,155	$3,067	$3,067	$3,067	$19,732	$30,088
Unamortized value of the debt issuance costs (a)	(14)	(28)	(28)	(28)	(26)	(124)
Revolver	0	—	—	—	1,415	1,415

Total	$1,141	$3,039	$3,039	$3,039	$21,121	$31,379

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

The following is a breakdown of the Company’s current and long-term debt as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017				December 31, 2016
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loan	$2,688	$27,400	$30,088	Term Loans	$5,336	$26,664	$32,000
Unamortized value of the debt issuance costs (a)	$(28)	$(96)	(124)	Unamortized value of the debt issuance costs (a)	$(22)	$(87)	(109)
Revolver	0	1,415	1,415	Revolver	—	—	—

Total	$2,660	$28,719	$31,379	Total	$5,314	$26,577	$31,891

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

6.	Income Taxes

During the three and six months ended June 30, 2017, the Company recorded income tax benefits of $0.4 million and $1.2 million, respectively. During the three and six months ended June 30, 2016, the Company recorded an income tax benefit of $0.1 million and income tax expense of $0.1 million, respectively. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the six months ended June 30, 2017 was 32.4% compared to 21.5% for the same prior year period.

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

As a result of the restatement of the Company’s consolidated financial statements as of December 31, 2015 and the first and second quarters of 2016, the Company is currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint, and that motion is still being briefed before the Court.

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

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended June 30		Six Months Ended June 30
Numerator:	2017	2016	2017	2016
Net (loss) income (in thousands)	$(1,106)	$153	$(2,584)	$194
Denominator:
Weighted average common shares outstanding:
Basic	22,740,050	22,620,386	22,710,470	22,584,462
Dilutive effect of non-vested awards	—	489,484	—	485,438

Diluted	22,740,050	23,109,870	22,710,470	23,069,900
Net (loss) income per share:
Basic	$(0.05)	$0.01	$(0.11)	$0.01
Diluted	$(0.05)	$0.01	$(0.11)	$0.01

For the three and six months ended June 30, 2017, 1.0 million and 0.6 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to less than 0.1 million for the same prior year periods.

9.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 4.3% as of June 30, 2017. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2017	$306	$424	$730
2018	514	1,003	1,517
2019	33	902	935
2020	—	178	178
2021	—	181	181
Thereafter	—	938	938

Total require payments	$853	$3,626	$4,479

Less amounts representing interest (3.5%)	(22)

Present value of minimum lease payments	831
Less current maturities	(593)

Long-term capital lease liability	$238

At June 30, 2017 and December 31, 2016, pump assets obtained under capital leases, had a cost of approximately $14.0 million and $13.9 million, respectively, and accumulated depreciation of $4.9 million and $3.9 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases for the three and six months ended June 30, 2017 was $0.3 million and $0.5 million, respectively, compared to $0.3 million and $0.5 million for the same three and six months ended June 30, 2016.

10.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements as of June 30, 2017.

11.	Recent Accounting Pronouncements and Developments

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Stock Compensation—Scope of Modification Accounting”, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). The Company believes the adoption will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption will not have a material impact on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will supersede the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year, from January 1, 2017 to January 1, 2018. The Company plans to adopt ASU 2014-09 on January 1, 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method nor has the Company determined the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2016-09. Thus, the Company recorded a $0.2 million deferred tax asset and a $0.2 million increase to retained earnings on January 1, 2017 to recognize the Company’s excess tax benefits that existed as of December 31, 2016 (modified retrospective application).

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

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with its common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providors. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. InfuSystem, Inc., our wholly owned subsidiary, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., our wholly owned subsidiary, is ISO certified.

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

In addition, we sell or rent new and pre-owned pole mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providors, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the small-hospital market.

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

On May 18, 2017, we mutually agreed with our Chief Executive Officer (“CEO”) that he would cease serving in his role as President and CEO or as an employee of the Company. In addition, in connection with his departure, he also resigned as a director on our Board of Directors. Also effective as of May 18, 2017, the Board appointed Gregg Lehman, Ph.D., as Executive Chairman of the Company. In that role, Dr. Lehman will continue his duties as Chairman of the Board, will serve as the interim principal executive officer of the Company and will lead the newly-formed Office of the President (“OOTP”). The newly created OOTP will provide support to the oversight of the Company’s strategic initiatives until a new Chief Executive Officer is appointed. The OOTP will be led by Dr. Lehman and will include the following additional members: David Dreyer, a current director; Janet Skonieczny, Executive Vice President, Chief Operating Officer, Compliance Officer and Privacy Officer; Richard DiIorio, Executive Vice President and General Manager of Oncology; and Christopher Downs, Executive Vice President and Interim Chief Financial Officer. This information is incorporated by reference to our Current Report on Form 8-K (File No. 001-35020) filed on May 19, 2017.

On June 28, 2017, we entered into a Third Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility. See “Liquidity and Capital Resources” below as part of our Management’s Discussion and Analysis for a complete description of the terms and conditions of the Third Amendment.

InfuSystem Holdings, Inc. Results of Operations for the Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

Net Revenues

Our net revenues for the quarter ended June 30, 2017 were $16.9 million, a decrease of $1.2 million, or 7%, compared to $18.1 million for the quarter ended June 30, 2016. During the period, net revenues from rentals decreased $1.5 million, or 9%, compared to the same prior year period. The decrease in net revenues from rentals can be largely attributed to (i) changed practices and reduced billing rates due to the CMS Medical Learning Network Matters article number SE1609 (“SE1609”) regulatory change effecting net revenue by approximately $1.3 million and (ii) pricing and collection impacts of $1.1 million. These were offset by an overall increase in rental volume of $0.9 million with new and existing sites of therapy. Net revenues from product sales were $2.2 million, an increase of $0.3 million compared to the same prior year period.

Our net revenues for the six months ended June 30, 2017 were $34.6 million, a decrease of $1.8 million, or 5%, over the same prior year period. During the period, net revenues from rentals decreased $2.8 million, or 9%, compared to the same prior year period, largely attributed to (i) changed practices and reduced billing rates due to SE1609 regulatory change of approximately $2.6 million and (ii) pricing and collections impacts of $2.4 million. These were offset by an overall increase in rental volume of $2.2 million with new and existing sites of therapy. Net revenues from product sales were $4.7 million, an increase of $1.0 million, or 27% compared to the same prior year period.

Gross Profit

Gross profit for the quarter ended June 30, 2017 was $10.3 million, a decrease of $0.8 million, or 7%, compared to $11.1 million for the quarter ended June 30, 2016. Gross profit, as a percentage of net revenues, for the quarter ended June 30, 2017 was 61%, which was consistent with the same prior year period. The decrease in gross profit for the period was largely attributed to the decrease in net revenues of $1.2 million for the period, which was offset by a decrease of $0.2 million in product and supply costs, $0.1 million in the costs of pumps sold and $0.1 million in pump depreciation and disposals.

Gross profit for the six months ended June 30, 2017 was $21.0 million, a decrease of $2.7 million, or 11%, compared to the six months ended June 30, 2016. Gross profit, as a percentage of net revenues, for the six months ended June 30, 2017 was 61%, down from 65% for the same prior year period. The decrease in gross profit as a percentage of net revenues for the period was largely due to the decrease in net revenues in the period of $1.8 million plus an increase of $0.1 million in product and supply costs, $0.6 million in disposables sold, $0.1 million in service costs and $0.1 million in costs of pumps sold.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended June 30, 2017 was $1.3 million, an increase of $0.3 million, or 24%, compared to the quarter ended June 30, 2016. The provision for doubtful accounts was 8% of net revenues at June 30, 2017, compared to 6% for the same prior year period. Bad debt is primarily associated with rental revenues. Provision for doubtful accounts for the six months ended June 30, 2017 was $3.2 million, an increase of $0.4 million, or 13%, compared to $2.8 million for the six months ended June 30, 2016. The provision for doubtful accounts was 9% of net revenues at June 30, 2017, compared to 8% for the same prior year period. The increase for both 2017 periods is largely due to increased reserves for amounts uncollected following our implementation, on July 1, 2016, of revised billing practices for Medicare accounts as required by SE1609. We now directly bill providors and not third-party payors for SE1609 related services. Because this is a dramatic change from prior practices, we experienced a delay in providors acknowledging and paying under the new model. We continue to see improvements in collections from SE1609 providors since the initial implementation in July 2016, but nonetheless, we have adopted the practice of reserving for all SE1609 accounts receivable aged greater than 90 days. We believe the strategic shift to focusing additional resources on collection efforts will deliver a positive impact with respect to these SE1609 accounts receivable.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2017 was $1.4 million, an increase of $0.5 million compared to the same prior year period. Amortization of intangible assets for the six months ended June 30, 2017 was $2.8 million, an increase of $1.0 million compared to the same prior year period. These increases were largely attributable to the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended June 30, 2017, selling and marketing expenses were $2.3 million, a decrease of less than $0.1 million, or 1%, compared to the same prior year period. During the six months ended June 30, 2017, selling and marketing expenses were $5.2 million, an increase of $0.1 million, compared to $5.1 million for the same prior year period. The increase for the six months ended June 30, 2017 versus the same prior year period was largely attributable to an increase in sales commissions of $0.5 million, which was offset by decreases in salaries and benefits of $0.2 million and travel and related expenses of $0.2 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended June 30, 2017, General and Administrative (“G&A”) expenses were $6.4 million, an increase of less than $0.1 million, or 1%, compared to the quarter ended June 30, 2016. Some items that contributed to the increase in G&A expenses versus the same prior year period were $0.5 million of management reorganization expenses related to severance for our previous CEO, $0.2 million of legal expenses related to our shareholder lawsuit and $0.3 million of early termination fees related to capital leases repaid in response to the Third Amendment to our Credit Agreement with Chase Bank finalized during the second quarter of 2017.

During the six months ended June 30, 2017, G&A expenses were $12.9 million, a decrease of 1%, from $13.1 million for the six months ended June 30, 2016. The decrease in G&A expense versus the same prior year period was mainly attributable to decreases in salaries & benefits of $0.5 million and service expense of $0.3 million, offset by an increase in spending on IT of $0.6 million. Some additional items that reduced the overall decrease in G&A expense versus the same prior year period were $0.6 million of severance, $0.2 million of legal expenses related to a shareholder lawsuit and $0.3 million for the aforementioned early termination expenses.

Other Income and Expenses

During the quarter ended June 30, 2017, we recorded interest expense of $0.3 million, an increase of less than $0.1 million, or 2%, compared to the same prior year period. During the six months ended June 30, 2017, we recorded interest expense of $0.7 million, an increase of less than $0.1 million, or 5%, compared to $0.6 million for the same prior year period.

Income Taxes

During the three and six months ended June 30, 2017, we recorded income tax benefits of $0.4 million and $1.2 million, respectively. During the three and six months ended June 30, 2016, the Company recorded income tax benefit of $0.1 million and a tax expense of $0.1 million, respectively. Our effective income tax rate for the six months ended June 30, 2017 was 32.4%.

Liquidity and Capital Resources

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our Credit Facility. As of June 30, 2017, we had cash and cash equivalents of $0.1 million and $8.6 million of net availability under the Revolver compared to $3.4 million of cash and cash equivalents and $9.9 million of net availability under our Revolver at December 31, 2016. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and to ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions.

Operating Cash Flow. Cash provided by operating activities for the six months ended June 30, 2017 was $1.2 million compared to $1.9 million for the six months ended June 30, 2016. This decrease is due to higher amounts of non-cash expenses (such as deferred income taxes) and other liabilities in the current period, which were offset by decreases in accounts payable and other current liabilities.

Investing Cash Flow. Cash provided by investing activities was $0.7 million for the six months ended June 30, 2017 compared to cash used of $5.4 million for the six months ended June 30, 2016. The increase in cash provided was due to a $2.3 million decrease in spending on non-pump assets, the majority of which was a direct result of a more significant investment in IT during the six months ended June 30, 2016, $3.0 million decrease in cash used to purchase medical equipment and $0.8 million more in cash proceeds from the sales of medical equipment. We purchased $1.6 million of infusion pumps during the six-month period ended June 30, 2017 to serve new rental business anticipated for the remainder of 2017, compared to $4.6 million of infusion pumps during the six-month period ended June 30, 2016. We anticipate this downward spend on infusion pumps for the remainder of 2017 to continue when compared to prior year.

Financing Cash Flow. Cash used in financing activities for the six months ended June 30, 2017 was $5.3 million compared to cash proceeds of $3.5 million for the six months ended June 30, 2016. This change is primarily attributable to the cash proceeds received as a result of our decision to borrow from the revolving credit line under our Credit Facility during the first half of 2016, as well as, our decision to pay down a majority of our capital lease obligations during the first half of 2017.

Credit Facility. On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the “Chase Credit Agreement”). The Chase Credit Agreement originally provided for a Credit Facility consisting of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving Credit Facility, and a maturity date of March 23, 2020. The Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with certain covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level.

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

On June 28, 2017, we entered into a Third Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to:

(i)	restates the chart within the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement as follows:

Leverage Ratio	CBFR Spread	Eurodollar Spread	Commitment Fee Rate
Level I < 1.5:1.0	- 1.00%	2.00%	0.25%
Level II < 2.0:1.0 to 1.0 but ≥ 1.5:1.0	-0.75%	2.25%	0.25%
Level III < 2.5:1.0 to 1.0 but ≥ 2.0:1.0	- 0.50%	2.50%	0.25%
Level IV < 3.0:1.0 to 1.0 but ≥ 2.5:1.0	0.00%	2.75%	0.25%
Level V ≥ 3.0:1.0	0.25%	3.00%	0.25%

and further amends the definition of “Applicable Rate” in Section 1.01 of the Credit Agreement by adding the following to the end thereof: “The Applicable Rate will be set at Level V as of the Third Amendment Effective Date, and adjusted for the first time thereafter based on the financial statements required to be delivered hereunder for the fiscal quarter ending June 30, 2017.”;

(ii)	amend the definition of “Fixed Charge Coverage Ratio” in Section 1.01 of the Credit Agreement by adding the phrase “(it is acknowledged that, at all times, such unfinanced portion is either a deduction to EBITDA or, if unfinanced portion is ever interpreted to be a negative number, then zero)” to follow the phrase therein that reads “means, for any period, the ratio of (a) EBITDA minus the unfinanced portion of Capital Expenditures.”;

(iii)	amend clause (f)(ii) in the definition of “Permitted Acquisition” in Section 1.01 of the Credit Agreement by (a) replacing the reference therein to “$10,000,000” with “$5,000,000” and (b) by replacing the reference therein to “$25,000,000” with “$12,500,000.”;

(iv)	add the following definition of “Excess Cash Flow” to Section 1.01 of the Credit Agreement as follows:

“Excess Cash Flow” means, for any fiscal year of the Company, (a) EBITDA for such fiscal year, minus (b) Capital Expenditures made or incurred during such fiscal year minus (c) Fixed Charges for such fiscal year.

(v)	restate Section 2.08(b) of the Credit Agreement as follows:

(b) The Borrowers hereby unconditionally agree that the Term A Loans and the Term B Loans shall be replaced and refinanced in full as of the First Amendment Effective Date with a Term Loan in an aggregate amount equal to $32,000,000 made under Section 2.01(d), the Borrowers acknowledge and agree that the principal balance of such Term Loan as of the Third Amendment Effective Date is $30,665,999.98, and the Borrowers hereby unconditionally promise to pay to the Lender the principal amount of the Term Loans made under Section 2.01(d) after the Third Amendment Effective Date as follows: (i) on June 30, 2017, September 30, 2017 and December 31, 2017 in principal installments each in the amount of $577,500 (as adjusted from time to time pursuant to Section 2.09(d) or 2.16(b)), (ii) commencing with the last Business Day of March, 2018 and on the last Business Day of each March, June, September and December thereafter, in consecutive quarterly principal installments each in the amount of $766,650 (as adjusted from time to time pursuant to Section 2.09(d) or 2.16(b)) and (iii) to the extent not previously paid, all unpaid Term Loans shall be paid in full in cash by the Borrowers on the Term Maturity Date.

(vi)	restate Section 2.09(d) of the Credit Agreement as follows:

(d) All prepayments required to be made pursuant to Section 2.09(c) shall be applied, first to prepay the Term Loans (and in the event Term Loans of more than one Class shall be outstanding at the time, shall be allocated among the Term Loans pro rata based on the aggregate principal amounts of outstanding Term Loans of each such Class), and such prepayments of the Term Loans shall be applied to reduce the remaining scheduled repayments of Term Loans of each Class in the inverse order of maturity (with any prepayments applied first to the payment at final maturity), second to prepay the Revolving Loans without a corresponding reduction in the Revolving Commitment and third to cash collateralize outstanding LC Exposure. Within each such category, such prepayments shall be applied first to CBFR Loans and then to Eurodollar Loans in order of Interest Period maturities (beginning with the earliest to mature).

All prepayments required to be made pursuant to Section 2.09(f) shall be applied, first to prepay the Revolving Loans without a corresponding reduction in the Revolving Commitment, second to prepay the Term Loans (and in the event Term Loans of more than one Class shall be outstanding at the time, shall be allocated among the Term Loans pro rata based on the aggregate principal amounts of outstanding Term Loans of each such Class), and such prepayments of the Term Loans shall be applied to reduce the remaining scheduled repayments of Term Loans of each Class in the inverse order of maturity (with any prepayments applied first to the payment at final maturity), and third to cash collateralize outstanding LC Exposure. Within each such category, such prepayments shall be applied first to CBFR Loans and then to Eurodollar Loans in order of Interest Period maturities (beginning with the earliest to mature).

(vii)	add a new Section 2.09(f) to the Credit Agreement as follows:

(f) Until the latest of the Revolving Credit Maturity Date, the Term A Maturity Date, the Term B Maturity Date or the Term Maturity Date, as the case may be, the Borrowers shall prepay the Obligations as set forth in Section 2.09(d) on the date that is ten days after the earlier of (i) the date on which the Company’s annual audited financial statements for the immediately preceding fiscal year are delivered pursuant to Section 5.01 or (ii) the date on which such annual audited financial statements were required to be delivered pursuant to Section 5.01, in an amount equal to: (I) seventy-five percent (75%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is greater than or equal to 2.5 to 1.0 for the immediately preceding fiscal year, (II) fifty percent (50%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is less than 2.5 to 1.0 but greater than or equal to 2.0 to 1.0 for the immediately preceding fiscal year, or (III) zero percent (0%) of the Company’s Excess Cash Flow for the immediately preceding fiscal year if the Company’s Leverage Ratio is less than 2.0 to 1.0 for the immediately preceding fiscal year. Each Excess Cash Flow prepayment shall be accompanied by a certificate signed by a Financial Officer of the Company certifying the manner in which Excess Cash Flow and the resulting prepayment was calculated, which certificate shall be in form and substance satisfactory to the Lender.

(viii)	amend Section 6.04(c) of the Credit Agreement by replacing the reference therein to “$5,000,000” with “$2,500,000.”;

(ix)	restate Sections 6.12(a) and (b) of the Credit Agreement as follows:

(a) Leverage Ratio. The Borrowers will not permit the Leverage Ratio to exceed (i) 4.0 to 1.0 at any time on or after the Effective Date but prior to December 31, 2017, (ii) 3.75 to 1.0 at any time on or after December 31, 2017 but prior to June 30, 2018, (iii) 3.50 to 1.0 at any time on or after June 30, 2018 but prior to December 31, 2018, or (iv) 3.00 to 1.00 at any time on or after December 31, 2018.

(b) Fixed Charge Coverage Ratio. The Borrowers will not permit the Fixed Charge Coverage Ratio to be less than (i) 1.15:1.0 at any time on or after the Effective Date but prior to March 31, 2018, or (ii) 1.25:1.0 at any time on or after March 31, 2018.

Simultaneous with the execution of Third Amendment, we entered into a Patent and Trademark Security Agreement, which replaces the Patent and Trademark Security Agreement entered into on March 23, 2015 at the time we entered into the Credit Agreement. The new Patent and Trademark Security Agreement was revised to make reference to the Third Amendment and we have provided the Lender with updated schedules listing our trademarks, patents, applications for trademarks and patents, and other intellectual properties owned or licensed.

As a result of the changes to the definition of ‘Leverage Ratio” and “Fixed Charge Coverage Ratio” within the Third Amendment, we will have increased flexibility to effect the changes necessary to return us to a strong financial position. The change to the definition of “Applicable Rate” will effectively increase our interest rate under the Credit Agreement by 50 basis points in the near term, while allowing for us to reduce that rate as our Leverage Ratio declines. The addition of the provision that requires the prepayment of a percentage of our annual “Excess Cash Flow” will ensure our primary goal remains to reduce the total debt outstanding.

As of June 30, 2017, Term Loan A under the Credit Facility had a balance of $30.1 million. The availability under the revolving credit line under the Credit Facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	June 30, 2017	December 31, 2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	(1,415)	—
Letter of Credit	—	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$8,540	$9,955

As of June 30, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 3.00% or (ii) CBFR Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at June 30, 2017 was 4.23% (LIBOR of 1.23% plus 3.00%).

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our PEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

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

As a result of the restatement of our financial statements as of December 31, 2015 and the first and second quarters of 2016, we are currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against us and two individual defendants: Eric Steen, our former Chief Executive Officer, President and Director; and Jonathan Foster, our former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint, and that motion is still being briefed before the Court.

We believe that the allegations against us and our officers are without merit and intend to vigorously defend against the claims asserted. The ultimate resolution of this matter cannot be predicted, however, and it is not possible at this time for us to estimate any probable loss or range of losses because of the preliminary nature of the matter.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1

Third Amendment to the Credit Agreement, dated as of June 28, 2017, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A., as Lender (incorporated by reference to Exhibit

10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017)

10.2

Patent and Trademark Security Agreement, dated as of June 28, 2017, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A., as Lender (incorporated by reference to Exhibit

10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 9, 2017	/s/ Gregg Lehman
Gregg Lehman
Executive Chairman of the Board
Director
(Principal Executive Officer)

Date: August 9, 2017	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Interim)
(Principal Financial Officer)

Date: August 9, 2017	/s/ Trent N. Smith
Trent N. Smith
Chief Accounting Officer
(Principal Accounting Officer)