Form 10-Q
period 2017-09-30
InfuSystem Holdings, Inc
filed 2017-11-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2017, 22,780,738 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except share data)	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$803	$3,398
Accounts receivable, less allowance for doubtful accounts of $6,847 and $4,989 at September 30, 2017 and December 31, 2016, respectively	10,971	11,581
Inventory	1,873	2,166
Other current assets	1,121	949
Deferred income taxes	—	2,675

Total Current Assets	14,768	20,769
Medical equipment held for sale or rental	1,200	1,642
Medical equipment in rental service, net of accumulated depreciation	24,301	28,036
Property & equipment, net of accumulated depreciation	1,711	1,997
Intangible assets, net	26,951	31,239
Deferred income taxes	16,334	12,436
Other assets	70	225

Total Assets	$85,335	$96,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,093	$5,315
Capital leases	584	2,938
Current portion of long-term debt	2,849	5,314
Other current liabilities	2,427	2,872

Total Current Liabilities	9,953	16,439
Long-term debt, net of current portion	26,535	26,577
Capital leases	101	2,573
Other long-term liabilities	—	66

Total Long-Term Liabilities	26,636	29,216
Total Liabilities	$36,589	$45,655

Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,978,398 and 22,780,738, respectively, as of September 30, 2017 and 22,867,335 and 22,669,675, respectively, as of December 31, 2016	2	2
Additional paid-in capital	92,383	91,829
Retained deficit	(43,639)	(41,142)

Total Stockholders’ Equity	48,746	50,689

Total Liabilities and Stockholders’ Equity	$85,335	$96,344

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net revenues:
Rentals	$15,322	$14,640	$45,228	$47,370
Product Sales	2,266	2,586	6,956	6,273

Net revenues	17,588	17,226	52,184	53,643
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,452	4,018	13,612	12,313
Cost of revenues — Pump depreciation and disposals	2,095	2,819	6,541	7,241

Gross profit	11,041	10,389	32,031	34,089

Selling, general and administrative expenses:
Provision for doubtful accounts	1,274	1,098	4,456	3,912
Amortization of intangibles	1,384	958	4,182	2,792
Selling and marketing	2,262	2,490	7,443	7,629
General and administrative	5,561	5,267	18,451	18,328

Total selling, general and administrative	10,481	9,813	34,532	32,661

Operating income (loss)	560	576	(2,501)	1,428
Other (expense) income:
Interest expense	(354)	(384)	(1,015)	(1,016)
Other (expense) income	(8)	(6)	(111)	21

Total other expense	(362)	(390)	(1,126)	(995)
Income (loss) before income taxes	198	186	(3,627)	433
Income tax (expense) benefit	(327)	(130)	914	(183)

Net (loss) income	$(129)	$56	$(2,713)	$250

Net (loss) income per share:
Basic	$(0.01)	$0.00	$(0.12)	$0.01
Diluted	$(0.01)	$0.00	$(0.12)	$0.01
Weighted average shares outstanding:
Basic	22,755,976	22,620,386	22,725,806	22,614,203
Diluted	22,755,976	22,995,643	22,725,806	23,059,794

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,102	$3,735

INVESTING ACTIVITIES
Acquisition of business	—	(200)
Purchase of medical equipment and property	(2,829)	(6,997)
Proceeds from sale of medical equipment and property	3,518	2,511

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	689	(4,686)

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(35,769)	(44,197)
Cash proceeds from revolving credit facility	28,317	45,327
Debt issuance costs	(38)	—
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(27)	(50)
Cash proceeds from stock plans	131	125

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,386)	1,205

Net change in cash and cash equivalents	(2,595)	254
Cash and cash equivalents, beginning of period	3,398	818

Cash and cash equivalents, end of period	$803	$1,072

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

2.	Medical Equipment and Property

Medical equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Medical Equipment held for sale or rental	$1,200	$1,642
Medical Equipment in rental service	58,681	59,034
Medical Equipment in rental service—pump reserve	(519)	(551)
Accumulated depreciation	(33,861)	(30,447)

Medical Equipment in rental service—net	24,301	28,036

Total	$25,501	$29,678

Depreciation expense for medical equipment for the three and nine months ended September 30, 2017 was $1.7 million and $4.8 million, respectively, compared to $1.6 million and $4.7 million for the same prior year periods, which was recorded in cost of revenues – pump depreciation and disposals, for each period.

3.	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,842	$(3,253)	$589	$3,809	$(3,071)	$738
Automobiles	118	(82)	36	129	(83)	46
Leasehold improvements	2,177	(1,091)	1,086	2,177	(964)	1,213

Total	$6,137	$(4,426)	$1,711	$6,115	$(4,118)	$1,997

Depreciation expense for property and equipment for the three and nine months ended September 30, 2017 was $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.4 million for the same prior year periods. This expense was recorded in general and administrative expenses.

4.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	September 30, 2017
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	36,534	21,207	15,327
Non-competition agreements	1,136	1,120	16
Software	13,635	4,027	9,608

Total nonamortizable and amortizable intangible assets	$53,328	$26,377	$26,951

	December 31, 2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	23	—
Physician and customer relationships	36,534	19,427	17,107
Non-competition agreements	1,136	1,064	72
Software	13,745	1,685	12,060

Total nonamortizable and amortizable intangible assets	$53,438	$22,199	$31,239

Amortization expense for the three and nine months ended September 30, 2017 was $1.4 million and $4.2 million, respectively, compared to $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016. Expected annual amortization expense for intangible assets recorded as of September 30, 2017, is as follows (in thousands):

	10/1-12/31/2017	2018	2019	2020	2021	2022 and thereafter
Amortization expense	$1,382	$5,216	$4,783	$4,347	$3,975	$5,248

5.	Debt

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

As of September 30, 2017, the Borrowers were in compliance with all such covenants.

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

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	September 30, 2017	December 31, 2016
Revolver:
Gross Availability	$9,810	$10,000
Outstanding Draws	—	—
Letter of Credit	(750)	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$9,015	$9,955

The Company had approximate future maturities of loans as of September 30, 2017 as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Term Loan	$578	$3,067	$3,067	$3,067	$19,732	$29,511
Unamortized value of the debt issuance costs (a)	(7)	(30)	(30)	(30)	(30)	(127)
Revolver	—	—	—	—	—	—

Total	$571	$3,037	$3,037	$3,037	$19,702	$29,384

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

The following is a breakdown of the Company’s current and long-term debt as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017				December 31, 2016
	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loan	$2,877	$26,634	$29,511	Term Loans	$5,336	$26,664	$32,000
Unamortized value of the debt issuance costs (a)	$(28)	$(99)	(127)	Unamortized value of the debt issuance costs (a)	$(22)	$(87)	(109)
Revolver	—	—	—	Revolver	—	—	—

Total	$2,849	$26,535	$29,384	Total	$5,314	$26,577	$31,891

(a)	Includes the reclassification of the debt issuance costs as a result of the Company adopting ASU 2015-03

As of September 30, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 3.00% or (ii) CBFR Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at September 30, 2017 was 3.99% (LIBOR of 1.24% plus 2.75%).

6.	Income Taxes

During the three and nine months ended September 30, 2017, the Company recorded income tax expense of $0.3 million and an income tax benefit of $0.9 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded an income tax expense of $0.1 million and $0.2 million, respectively. In computing its income tax provision, the Company estimates its effective tax rate for the full year and applies that rate to income earned through the reporting period. The Company’s effective income tax rate for the nine months ended September 30, 2017 was 25.2% compared to 42.3% for the same prior year period.

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

As a result of the restatement of the Company’s consolidated financial statements as of December 31, 2015 and the first and second quarters of 2016, the Company is currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint and that motion is now fully briefed and is pending before the Court.

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

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Numerator:
Net (loss) income (in thousands)	$(129)	$56	$(2,713)	$250
Denominator:
Weighted average common shares outstanding:
Basic	22,755,976	22,620,386	22,725,806	22,614,203
Dilutive effect of non-vested awards	—	375,257	—	445,591

Diluted	22,755,976	22,995,643	22,725,806	23,059,794
Net (loss) income per share:
Basic	$(0.01)	$0.00	$(0.12)	$0.01
Diluted	$(0.01)	$0.00	$(0.12)	$0.01

For the three and nine months ended September 30, 2017, 0.7 million and 0.6 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to less than 0.1 million for the same prior year periods.

9.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.6% as of September 30, 2017. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of September 30, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2017	$153	$331	$484
2018	514	1,324	1,838
2019	33	1,223	1,256
2020	—	419	419
2021	—	181	181
Thereafter	—	938	938

Total require payments	$700	$4,416	$5,116

Less amounts representing interest (3.5%)	(15)

Present value of minimum lease payments	685
Less current maturities	(584)

Long-term capital lease liability	$101

At September 30, 2017 and December 31, 2016, pump assets obtained under capital leases had an original cost of approximately $14.0 million and $13.9 million, respectively, and accumulated depreciation of $5.3 million and $3.9 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases for the three and nine months ended September 30, 2017 was $0.2 million and $0.7 million, respectively, compared to $0.3 million and $0.8 million for the same three and nine months ended September 30, 2016.

10.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements as of September 30, 2017.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09, along with amendments in 2015 and 2016, focuses on creating a single source of revenue guidance for revenue arising from contracts with customers. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the new standard requires that enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company is in the process of evaluating the impact of these changes, which includes a review of existing contracts with customers, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to the Company’s existing accounting policies to identify differences.

The Company expects that the disclosures in the notes to its consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically regarding quantitative and qualitative information about performance obligations.

The Company anticipates the adoption of ASC 606 using the modified retrospective approach, under which the cumulative effect of the initial application of the new standard will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. As the Company is still in the process of finalizing its evaluation of ASU 2014-09, along with the subsequent amendments, its initial assessment may change as it refines its systems, processes, controls and assumptions.

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

The terms “InfuSystem”, “the Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include statements relating to future actions, business plans, objectives and prospects, future operating or financial performance. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, dependency on websites and intellectual property, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with Credit Facility covenants, and other risks associated with its common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”), including its quarterly reports on Form 10-Q. Our Annual Report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

InfuSystem Holdings, Inc. Results of Operations for the Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

Net Revenues

Our net revenues for the quarter ended September 30, 2017 were $17.6 million, an increase of $0.4 million, or 2%, compared to $17.2 million for the quarter ended September 30, 2016. During the period, net revenues from rentals increased $0.7 million, or 5%, compared to the same prior year period. The increase in net revenues from rentals can be largely attributed to (i) an overall increase in rental volume of $0.5 million with new and existing sites of therapy and (ii) an increase in pricing and collection impacts of $0.2 million. Net revenues from product sales were $2.3 million, a decrease of $0.3 million compared to the same prior year period.

Our net revenues for the nine months ended September 30, 2017 were $52.2 million, a decrease of $1.5 million, or 3%, over the same prior year period. During the period, net revenues from rentals decreased $2.1 million, or 5%, compared to the same prior year period, largely attributed to (i) changed practices and reduced billing rates due to SE1609 regulatory change of approximately $2.6 million and (ii) pricing and collections impacts of $2.4 million. These were offset by an overall increase in rental volume of $2.9 million with new and existing sites of therapy. Net revenues from product sales were $7.0 million, an increase of $0.7 million, or 11% compared to the same prior year period.

Gross Profit

Gross profit for the quarter ended September 30, 2017 was $11.0 million, an increase of $0.6 million, or 6%, compared to $10.4 million for the quarter ended September 30, 2016. Gross profit, as a percentage of net revenues, for the quarter ended September 30, 2017 was 63%, up from 60% for the same prior year period. The increase in gross profit for the period was largely attributed to the increase in net revenues of $0.4 million for the period, as well as, a decrease of $0.7 million in the costs of pumps sold, which was offset by an increase of $0.5 million in product and supply costs.

Gross profit for the nine months ended September 30, 2017 was $32.0 million, a decrease of $2.1 million, or 6%, compared to the nine months ended September 30, 2016. Gross profit, as a percentage of net revenues, for the nine months ended September 30, 2017 was 61%, down from 64% for the same prior year period. The decrease in gross profit as a percentage of net revenues for the period was largely due to the decrease in net revenues in the period of $1.5 million plus an increase of $0.1 million in product and supply costs, $0.8 million in disposables sold and $0.3 million in service costs, which was offset by a decrease of $0.6 million in costs of pumps sold.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended September 30, 2017 was $1.3 million, an increase of $0.2 million, or 16%, compared to the quarter ended September 30, 2016. The provision for doubtful accounts was 7% of net revenues at September 30, 2017, compared to 6% for the same prior year period. Bad debt is primarily associated with rental revenues. Provision for doubtful accounts for the nine months ended September 30, 2017 was $4.5 million, an increase of $0.5 million, or 14%, compared to $3.9 million for the nine months ended September 30, 2016. The provision for doubtful accounts was 9% of net revenues at September 30, 2017, compared to 7% for the same prior year period. The increase for both 2017 periods is largely due to a higher mix of patient payors in our rental business, which generally have higher uncollectible rates than commercial payors. This was offset by a decrease in reserves related to our revised billing practices for Medicare accounts as required by SE1609. We now directly bill providers and not third-party payors for SE1609 related services. Because this is a dramatic change from prior practices, we experienced a delay in providers acknowledging and paying under the new model. We continue to see improvements in collections from SE1609 providers since the initial implementation in July 2016, but nonetheless, we have adopted the practice of reserving for all SE1609 accounts receivable aged greater than 120 days. We believe the strategic shift to focusing additional resources on collection efforts will continue to deliver a positive impact with respect to these SE1609 accounts receivable.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2017 was $1.4 million, an increase of $0.4 million compared to the same prior year period. Amortization of intangible assets for the nine months ended September 30, 2017 was $4.2 million, an increase of $1.4 million compared to the same prior year period. These increases were largely attributable to the completion of several IT projects that were placed into service and the resulting amortization.

Selling and Marketing Expenses

During the quarter ended September 30, 2017, selling and marketing expenses were $2.3 million, a decrease of $0.2 million, or 9%, compared to the same prior year period. During the nine months ended September 30, 2017, selling and marketing expenses were $7.4 million, a decrease of $0.2 million, compared to $7.6 million for the same prior year period. The decrease for the nine months ended September 30, 2017 versus the same prior year period was largely attributable to decreases in salaries and benefits of $0.3 million, advertising and promotions of $0.1 million and travel and related expenses of $0.2 million, which was offset by an increase in sales commissions of $0.4 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended September 30, 2017, General and Administrative (“G&A”) expenses were $5.6 million, an increase of $0.3 million, or 6%, compared to the quarter ended September 30, 2016. The increase in G&A expense versus the same prior year period was mainly attributable to increases in stock compensation expense of $0.2 million and outside services of $0.1 million.

During the nine months ended September 30, 2017, G&A expenses were $18.4 million, an increase of 1%, from $18.3 million for the nine months ended September 30, 2016. The increase in G&A expense versus the same prior year period was mainly attributable to an increase in stock compensation expense of $0.1 million and outside services of $0.5 million, offset by decreases in salaries and benefits of $0.4 million and depreciation expense of $0.1 million. Some additional items that added to the overall increase in G&A expense versus the same prior year period were $0.6 million of severance, $0.2 million of legal expenses related to a shareholder lawsuit and $0.3 million of early termination fees related to capital leases repaid in response to the Third Amendment to our Credit Agreement with Chase Bank finalized during the second quarter of 2017.

Other Income and Expenses

During the quarter ended September 30, 2017, we recorded interest expense of $0.4 million, a decrease of less than $0.1 million, or 8%, compared to the same prior year period. During the nine months ended September 30, 2017, we recorded interest expense of $1.0 million, which was consistent with the same prior year period.

Income Taxes

During the three and nine months ended September 30, 2017, we recorded income tax expense of $0.3 million and an income tax benefit of $0.9 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded income tax expenses of $0.1 million and $0.2 million, respectively. Our effective income tax rate for the nine months ended September 30, 2017 was 25.2%.

Liquidity and Capital Resources

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our Credit Facility. As of September 30, 2017, we had cash and cash equivalents of $0.8 million and $9.0 million of net availability under the Revolver compared to $3.4 million of cash and cash equivalents and $9.9 million of net availability under our Revolver at December 31, 2016. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and to ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions.

Operating Cash Flow. Cash provided by operating activities for the nine months ended September 30, 2017 was $4.1 million compared to $3.7 million for the nine months ended September 30, 2016. This increase is due to higher amounts of non-cash expenses (such as amortization expenses) and other liabilities in the current period, which were offset by decreases in deferred income taxes and other current liabilities.

Investing Cash Flow. Cash provided by investing activities was $0.7 million for the nine months ended September 30, 2017 compared to cash used of $4.7 million for the nine months ended September 30, 2016. The increase in cash provided was due to a $2.9 million decrease in spending on non-pump assets, the majority of which was a direct result of a more significant investment in IT during the nine months ended September 30, 2016, $1.3 million decrease in cash used to purchase medical equipment and $1.0 million more in cash proceeds from the sales of medical equipment. We purchased $2.6 million of infusion pumps during the nine-month period ended September 30, 2017 to serve new rental business anticipated for the remainder of 2017, compared to $3.8 million of infusion pumps during the nine-month period ended September 30, 2016. We anticipate this downward spend on infusion pumps for the remainder of 2017 to continue when compared to prior year.

Financing Cash Flow. Cash used in financing activities for the nine months ended September 30, 2017 was $7.4 million compared to cash proceeds of $1.2 million for the nine months ended September 30, 2016. This change is primarily attributable to the cash proceeds received as a result of our decision to borrow from the revolving credit line under our Credit Facility during the nine months ended September 30, 2016, as well as, our decision to pay down a majority of our capital lease obligations during the first half of 2017.

Credit Facility. On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the “Chase Credit Agreement”). The Chase Credit Agreement originally provided for a Credit Facility consisting of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving Credit Facility and a maturity date of March 23, 2020. The Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with certain covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level.

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

As of September 30, 2017, we were in compliance with all such covenants.

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

As of September 30, 2017, Term Loan A under the Credit Facility had a balance of $29.5 million. The availability under the revolving credit line under the Credit Facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	September 30, 2017	December 31, 2016
Revolver:
Gross Availability	$9,810	$10,000
Outstanding Draws	—	—
Letter of Credit	(750)	—
Landlord Reserves	(45)	(45)

Availability on Revolver	$9,015	$9,955

As of September 30, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 3.00% or (ii) CBFR Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at September 30, 2017 was 3.99% (LIBOR of 1.24% plus 2.75%).

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

As a result of the restatement of our financial statements as of December 31, 2015 and the first and second quarters of 2016, we are currently involved in a class-action lawsuit filed by shareholders. On November 8, 2016, a purported shareholder of the Company filed a putative class-action lawsuit in the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) against us and two individual defendants: Eric Steen, our former Chief Executive Officer, President and Director; and Jonathan Foster, our former Chief Financial Officer. The complaint alleges that the defendants issued materially false and misleading statements in and/or omitted material facts from documents filed with the SEC between May 12, 2015 and November 7, 2016. The complaint asserts claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. The complaint seeks compensatory damages for the putative class, prejudgment and post-judgment interest, attorneys’ fees and other costs. Two other shareholders subsequently filed motions for appointment as lead plaintiff and for appointment of their attorneys as lead counsel for the putative class. On February 17, 2017, the Court appointed a lead plaintiff for the putative class. On April 18, 2017, the lead plaintiff filed an amended class-action complaint with the Court. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint, and that motion is now fully briefed and is pending before the Court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1*	Certification of Principle Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principle Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 10, 2017	/s/ Gregg Lehman
Gregg Lehman
Executive Chairman of the Board Director
(Principal Executive Officer)

Date: November 10, 2017	/s/ Christopher Downs
Christopher Downs
Chief Financial Officer (Interim)
(Principal Financial Officer)

Date: November 10, 2017	/s/ Trent N. Smith
Trent N. Smith
Chief Accounting Officer
(Principal Accounting Officer)