Form 10-K
period 2017-12-31
InfuSystem Holdings, Inc
filed 2018-03-19
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 001-35020

INFUSYSTEM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31700 Research Park Drive

Madison Heights, Michigan 48071

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:

(248) 291-1210

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	NYSE American LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $31,478,640. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 2, 2018 was 22,805,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries, as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend, and does not undertake any obligation to update any forward-looking statement to reflect future events or circumstances after the date of such statements, except as may be required by law. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:

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

Market and Industry Data

This Form 10-K contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third party sources referred to in this Form 10-K were prepared for use in, or in connection with, this report.

Trademarks and Tradenames

We have a number of registered trademarks, including EXPRESS™, InfuBus™ or InfuConnect™ and Pump Portal™. These and other trademarks of ours appearing in this report are our property. Solely for convenience, trademarks and trade names of ours referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names. This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Business Concept and Strategy

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from six locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. ISI is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical is ISO certified.

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

One aspect of our business strategy is to expand into treatment of other cancers. In 2017, our Oncology Business approximated 64% of our total revenues. In 2017, we generated approximately 37% of our total revenues from treatments for colorectal cancer and 27% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities, pump resources and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. One of these is providing our ambulatory pumps, products, and services in the area of post-surgical peripheral nerve block. With regard to acquisitions, we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) that was made in April 2015, to acquire smaller, regional competitors, in whole or part that perform similar services to us but do not have the national market access, network of third-party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new information technology based services such as EXPRESS™, InfuBus™ or InfuConnect™ and Pump Portal™.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third-party payor networks under contract, which exceeded 520 third-party payor networks for the fiscal year ended December 31, 2017, an increase of 70 networks, or 15%, over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long standing relationships as a provider of pumps to outpatient oncology practices in the U.S.; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) six geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps with plans for a seventh in the northeastern U.S.; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

Management is intent on extending its considerable breadth of payor networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

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

●

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

●

Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our services also allow the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.

●

We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means including EXPRESS™ and InfuConnect™– reducing the required effort on the employees of the physician offices.

●	We believe our services are attractive to payors because such services are generally less expensive than hospitalization or home care.

Other services we offer include the rental, sale or leasing of pole mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2017, our rental fleet of pole mounted and ambulatory pumps had a historical gross cost of $58.0 million, down from $59.0 million from the end of 2016, and included approximately 70 makes and models of equipment dedicated to our rental services. These pumps are available for daily, weekly, monthly or annual rental periods. As of December 31, 2017 and 2016, we had a fleet of new and used pole mounted and ambulatory pumps with a historical cost of $1.6 million for sale or rental.

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

Information Technology

The Company’s first Chief Information Officer was hired in 2013 to transform the Company’s Information Technology (“IT”) platform and enhance business processes beginning in 2014. IT refocused on not only supporting our internal IT needs to reduce our platforms and redundant systems from two IT platforms into a consolidated solution but also in supporting electronic medical record technology (“EMR”) to be used by medical facilities using the Company’s infusion pumps and services via our solutions such as EXPRESS™ and InfuConnect™. This focus has enabled current billing information to be transferred to the Company from these facilities electronically and automatically, bypassing the current methods of mail, email, and/or facsimile. We expect that this focus will continue to strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company. An additional IT customer focused solution is PumpPortal™. Our continued focus on IT efforts has resulted in the following new product:

EXPRESS™, powered by InfuBus data integration platform, provides for paperless delivery of the appropriate information for InfuSystem to bill payors:

●	eliminating all paper;
●	providing an enhanced visibility as a result of real time status and reporting;
●	reducing risk of error;
●	automating treatment logs, pump assignments, tracking and physician’s orders;
●	providing a secure scanner for easy pumps assignment to patients; and
●	removing interruptions from physician practices daily schedules, and standardizing data flow for clinics and hospitals with multiple locations

In 2017 and 2016, the Company capitalized $0.2 million and $3.5 million, respectively, into IT, with specific focus as discussed above, plus other internal operational efficiencies and new products and support.

Relationships with Physician Offices

As of December 31, 2017, we had business relationships with clinical oncologists in excess of 1,800 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are consolidating – similar to healthcare practices in general. However, as of December 31, 2017, we had gained more facilities than we had lost. We expect this trend to continue in the near future.

Employees

As of December 31, 2017, we had 245 employees, including 234 full-time employees and 11 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc. supplies more than 10% of the ambulatory pumps purchased by us. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

As of December 31, 2017, we had contracts with more than 520 third-party payor networks, an increase of 70 networks, or 15%, over the prior year period. Material terms of contracts with third-party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2017, our largest contracted payor was a national association comprised of multiple members, which in the aggregate, accounted for approximately 24% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2017, respectively. For 2017, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 6% of our net revenues from our Oncology Business and approximately 6% of our total revenues for the year ended December 31, 2017, respectively.

For 2016, our largest contracted payor was Medicare, which accounted for approximately 21% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Effective July 1, 2016, we implemented Medical Learning Network (“MLN”) Matters Number SE1609 “Medicare Policy Clarified for Prolonged Drug and Biological Infusions Started Incident to a Physician’s Service Using an External Pump” clarification article (“SE1609”) from the Centers for Medicare and Medicaid Services (“CMS”). The implementation of SE1609 resulted in our revenues being reduced by approximately $2.6 million for 2017 when compared to 2016.

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

●

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

●

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

●

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

●

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, imposes a 2.3% excise tax on medical devices that applies to sales within the United States of a majority of our pump products that we purchase. This law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applies directly to new pumps that we purchase from manufacturers. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. On December 18, 2015, under the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), a two-year moratorium on the medical device excise tax was imposed by Section 4191 of the Internal Revenue Code (the “Code”). On January 22, 2018, the H.R. 195: Extension of Continuing Appropriations Act Bill extended the existing suspensions of the ACA’s medical device excise tax through 2019. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on January 1, 2016 and ending on December 31, 2019. Future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Recent Events in Our Business

Management Changes

On November 16, 2017, the Company announced that Richard DiIorio had been appointed as the Company’s Chief Executive Officer and a member of the Board of Directors, effective November 15, 2017.

On February 7, 2018, the Company announced that its interim chief financial officer, Christopher Downs, had informed the Company of his decision to resign his position with the Company, effective March 31, 2018. Mr. Downs’ resignation did not reflect any dispute or disagreement with the Company, nor did it relate to any issues with respect to the Company’s financial performance. Mr. Downs agreed to continue in his position as interim chief financial officer until the end of the first quarter of fiscal year 2018 in order to assist the Company with the preparation and reporting of its annual financial statements. Following Mr. Downs’ departure, Trent Smith, CPA, the Company’s executive vice president, corporate controller and chief accounting officer will assume Mr. Downs’ responsibilities as treasurer and principal financial officer. The Company has begun a search for a new chief financial officer.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which effects Medicare payments. For the year ended December 31, 2017, the impact on our net revenues was approximately $0.1 million compared to $0.4 million for the year ended December 31, 2016. For the period ending December 31, 2017, sequestration mainly applied to payments received from Medicare Advantage plans by the Company. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

As of December 31, 2017, we had contracts with more than 520 third-party payor networks, an increase of 70 networks, or 15%, over the prior year period. Material terms of contracts with third-party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2017, our largest contracted payor was a national association comprised of multiple members, which in the aggregate, accounted for approximately 24% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2017, respectively. For 2017, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 6% of our net revenues from our Oncology Business and approximately 6% of our total revenues for the year ended December 31, 2017, respectively.

For 2016, our largest contracted payor was Medicare, which accounted for approximately 21% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. The implementation of SE1609 resulted in our revenues being reduced by approximately $2.6 million for 2017 when compared to 2016.

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

The CMS requires that all DME providers must be accredited by a CMS approved accreditation organization. On February 17, 2009, we initially received accreditation from the Community Health Accreditation Program (“CHAP”), and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.

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

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by one major supplier: Smiths Medical, Inc. The loss or disruption of our relationships with outside vendors, including pump, parts, or supply recall or pump end of life announcements, could subject us to substantial delays in the delivery or service of pumps to customers. Significant delays in the delivery or service of pumps could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

• required refunding or retroactive adjustment of amounts we have been paid by governmental or private payors;

• state or Federal agencies imposing fines, penalties and other sanctions on us;

• loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or
• damage to our business and reputation in various markets.

Any one of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not collect sales or consumption taxes in some jurisdictions.

Our core services are exempt from sales tax or its equivalent in many states. However, there are a several states that consider pump rentals, sales and services taxable regardless of method of payment. We are collecting sales tax or its equivalent in numerous jurisdictions. A successful assertion by one or more states or localities requiring us to collect taxes where we currently do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with approximately 520 third-party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

Certain federal, state health care, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights are applicable to our business. The laws that are applicable to our business include:

●

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

●

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;

●

HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●

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

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors' acquisition of our trade secrets, could materially and adversely affect our competitive business position.

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

Our existing credit agreement contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

●	engage in a transaction that results in a change of control, as defined by the credit agreement governing the credit facility;
●	create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;
●	make certain investments or acquisitions;
●	create, incur, assume or suffer to exist any indebtedness;
●	merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;
●	make any disposition or enter into any agreement to make any disposition;
●	repurchase outstanding stock from the open market; and
●	declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our credit agreement also contains certain financial covenants. As of December 31, 2017, we were in compliance with all such covenants, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.

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

Changes in tax laws, including the recently enacted federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rate in 2018 and thereafter.

We are subject to income taxes as well as non-income based taxes in federal and various state jurisdictions. We are currently evaluating the Tax Act with our professional advisers. We have recognized the provisional tax impacts, based on reasonable estimates, related to the revaluation of deferred tax assets and liabilities and have included these amounts in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. In addition, because of the uncertainties relating to the future application of the Tax Act and actions we may take in the future, the effect of the Tax Act on us in 2018 and future years may change significantly and cannot be predicted.

We are subject to audits by tax authorities from time to time in federal and state jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our results of operations.

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

The market price of our common stock has been and may continue to be volatile. Market prices for securities of health care services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our common stock:

●	announcements of technological innovations, new products, or clinical studies by others;
●	government regulation;
●	changes in the coverage or reimbursement rates of private insurers and governmental agencies;
●	announcements regarding new products or services;
●	announcements or speculation regarding strategic alliances, mergers, acquisitions or other transactions;
●	developments in patent or other proprietary rights;
●	the liquidity of the market for our common stock;
●	news of other healthcare events or announcements;
●	changes in health care policies in the United States or globally;
●	global financial conditions; and
●	comments by securities analysts and general market conditions.

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

As of December 31, 2017, options to purchase 2.1 million shares of common stock were outstanding, at a weighted average exercise price of $2.41 per share, of which 1.1 million were exercisable at a weighted average exercise price of $2.60 per share. In addition, restricted stock of less than 0.1 million shares, with a weighted average grant date fair value of $2.61 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

We may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

If we experience an ownership change, either via a major transaction or a series of trades where a substantial percentage of our ownership changes, which may be less than a majority of our ownership in certain cases, we may be limited in our ability to use our deferred tax assets.

During the fourth quarter of 2017, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code), and as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change from December 31, 2010 through the date of such updated analysis. We have undertaken a definitive analysis necessary to quantify the effect of an ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our federal net operating loss carryforwards of approximately $34.9 million will begin to expire in various years beginning in 2028. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. During the fourth quarter of 2017, the Company recorded a full valuation allowance for tax benefits of operating loss and tax credit carryforwards, which is described under the heading “Income Taxes” in Note 7 to our Consolidated Financial Statements included in this Form 10-K.

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

Item 3.   Legal Proceedings.

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering certain potential losses where such coverage is cost effective.

On January 29, 2018, we received notice that the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) issued an order dismissing, with prejudice, a putative class-active lawsuit against the Company. The dismissal relates to an action brought on November 8, 2016 by a purported shareholder of the Company against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint asserted claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint. On December 15, 2017, the Court dismissed the plaintiffs’ first amendment to the class action compliant (“FAC”), with leave to amend. On December 20, 2017, the parties stipulated, and the Court extended, the plaintiffs time to amend the FAC up to January 19, 2018. As of January 19, 2018, the plaintiff never filed an amended complaint and the Court dismissed the lawsuit with prejudice on January 29, 2018. On February 28, 2018, the plaintiff filed a notice of appeal, on the motion to dismiss, to the 9th Circuit Court of Appeals.

We are not at this time involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sale prices of our common stock, respectively, as reported on the NYSE-MKT.

Common Stock

Quarter ended	High	Low
December 31, 2017	$2.45	$1.90
September 30, 2017	$2.30	$1.65
June 30, 2017	$2.30	$1.20
March 31, 2017	$2.60	$2.00
December 31, 2016	$2.80	$1.55
September 30, 2016	$3.48	$2.34
June 30, 2016	$3.67	$2.52
March 31, 2016	$3.75	$2.66

Holders of Common Equity

As of March 2, 2018, we had approximately 322 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

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

Common Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1 million shares of the Company’s outstanding stock. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. For the years ending December 31, 2017 and 2016, respectively, no shares were repurchased under this program.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2017 and 2016, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For the years ended December 31, 2017 and 2016, respectively, we received less than 0.1 million shares from employees for tax withholding obligations.

During the year ended December 31, 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 6, 2017	7,886	$2.78	N/A	N/A
April 19, 2017	9,460	2.30	N/A	N/A
May 3, 2017	3,465	2.20	N/A	N/A
Total	20,811	$2.47	N/A	N/A

During the year ended December 31, 2016, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 9, 2016	11,373	$2.90	N/A	N/A
July 5, 2016	798	3.26	N/A	N/A
July 7, 2016	5,111	3.25	N/A	N/A
Total	17,282	$3.02	N/A	N/A

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2017.

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

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from six locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. ISI is accredited by the CHAP while First Biomedical is ISO certified.

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

We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, effectively lessening bad debt expense on a micro level, but due to the mix of all payors may not have an impact on overall bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

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

For additional information pertaining to CMS, refer to Item 1 – Business – Significant Customers and also Regulation of Our Business.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenues, gross margin, operating margin, net income, cash and cash equivalents, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

InfuSystem Holdings, Inc. Results of Operations for the Year ended December 31, 2017 compared to the Year ended December 31, 2016

Revenues

Net Revenues – Net revenues for the fiscal year ended December 31, 2017 were $71.1 million, which was an increase compared to the prior year’s net revenues of $70.5 million, primarily due to an increase in Product Sales partially offset by a decrease in rentals.

Rentals – Decreased $1.1 million, or 2%, compared to the prior year. During the second half of 2016, the Company implemented SE1609 from CMS, which resulted in our rental revenues being reduced by approximately $2.6 million for 2017 when compared to 2016, and this decrease in 2017 was partially offset by increases of approximately $1.5 million, primarily related to the addition of larger customers and increased penetration into our existing commercial payor base, which generally have higher net revenue rates than non-commercial payors. This is also evidenced by our increase in third-party payor networks from 450 to 520, or 15%, compared to the prior year. We view our payor environment as changing. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues.

Product Sales - Increased $1.7 million, or 21%, compared to the prior year. This increase was largely due to an increase of $1.4 million in the sales of disposable products and a $0.2 million increase in the sales of pumps.

A substantial portion of our contracted payor revenues have been dependent on one payor or a limited concentration of payors. In particular for 2017, our largest contracted payor was a national association comprised of multiple members, which in the aggregate, accounted for approximately 24% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2017, respectively. For 2017, our next largest contracted payor was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 6% of our net revenues from our Oncology Business and approximately 6% of our total revenues for the year ended December 31, 2017, respectively. For 2016, our largest contracted payor was Medicare, which accounted for approximately 21% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. The implementation of SE1609 resulted in our revenues being reduced by approximately $2.6 million for 2017 when compared to 2016. We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans and numerous other insurance carriers. Other than the payors noted above, no other single payor represented more than 10% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payor reduces its reimbursement for the services we provide.

Gross Profit - Decreased $1.4 million, or 3%, compared to the prior year. The decrease in gross profit for 2017 was largely attributable to the increase in net revenues of $0.6 million for the period offset by an increase in cost of revenues – product, service and supply costs of $2.2 million, broken down as supplies and material costs of $0.6 million, service costs of $0.4 million and disposable costs of $1.2 million and a decrease in cost of revenues - pump depreciation, sales and disposals of $0.2 million, broken down as $0.3 million in equipment disposals offset by an increase of $0.1 million in equipment depreciation and other. Gross profit as a percentage of net revenues decreased to 61% compared to the prior year at 63%.

Provision for Doubtful Accounts – Remained consistent compared to the prior year at $5.6 million. For 2017, we had a general increase in bad debt due to a change in our billing structure in the second half of 2016 for a large payor, however, this increase was offset by the Company’s increased number of third-party payor contracts, which have increased from 450 to 520, or 15%, that are now being billed at in-network rates with lower rates of bad debt, whereby previous insurance billings were billed at higher out-of-network rates and higher rates of bad debt. Bad debt is primarily associated with rental revenues.

We view our payor environment as rapidly changing. Management is intent on continuing to extend its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. As of December 31, 2017, we had more than 520 third-party payor networks under contract. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, as shown by a reduction in bad debt expense. Consequently, we are increasingly focused on net collected revenues less bad debt.

Amortization of Intangible Assets – Increased $1.7 million compared to the prior year. This increase was largely attributable to the completion of several IT projects, in turn increasing the related amortization.

Asset Impairment Charges – Increased $1.0 million compared to the prior year. This increase was due to some internally developed, internal-use software projects that were determined by management to be obsolete or no longer in use in 2017.

Selling and Marketing Expenses - For the year ended December 31, 2017, our selling and marketing expenses increased to $9.8 million, or 1%, compared to December 31, 2016 and remained consistent as a percentage of net revenues compared to the prior year at 14%. The increase of $0.1 million was largely due to an increase in salaries, benefits and related expenses of $0.4 million, which was partially offset by a decrease in travel expenses of $0.2 million and advertising of $0.1 million. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses – General and administrative (“G&A”) expenses during 2017 and 2016 consisted primarily of accounting, administrative, third-party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. During the year ended December 31, 2017, our G&A expenses were $25.2 million, an increase of 2% from $24.6 million for the year ended December 31, 2016. The increase in G&A expenses versus the same prior year period was mainly attributable to increases in outside services of $0.5 million, stock based expenses of $0.2 million and dues and subscriptions of $0.1 million partially offset by telephone of $0.1 million and consulting of $0.1 million. The Company has brought in-house certain services previously performed by outside advisors and contractors, including tax and information technology.

The following table includes additional details regarding our G&A expenses for the years ended December 31 (in thousands):

	2017	2016	Difference
Strategic alternatives and other costs (a)	160	304	(144)
Restatement costs	28	394	(366)
Early termination fees for capital leases	292	-	292
Shareholder legal costs	200	-	200
Management reorganization	737	153	584
Stock based compensation	682	462	220
Total	2,099	1,313	786
G&A - other than one-time costs & stock based comp	23,101	23,316	(215)
G&A - Total	$25,200	$24,629	$571

(a)

Strategic costs - For 2017, we recorded expenses associated with other strategic opportunity costs of $160,000. Strategic costs for 2016 were attributable to the acquisition, transition and integration of Ciscura of $177,000 and $280,000 was due to other strategic opportunity costs.

Other Income and Expenses - During the year ended December 31, 2017, we recorded interest expense of $1.3 million, which was consistent with the prior year’s interest expense of $1.3 million.

Provision for Income Taxes - During the year ended December 31, 2017, we recorded an income tax expense of $15.5 million compared to an income tax benefit of $0.1 million for the year ended December 31, 2016. The effective tax rate for the year ended December 31, 2017 was negative 293.89% compared to 39.1% for the year ended December 31, 2016. The decrease in effective tax rate was primarily due to recording $5.6 million in net deferred tax assets in connection with the 2017 Tax Cuts and Jobs Act due to the cumulative effect of changes in the federal tax rate to 21% from the previously used 34% in determining our net deferred tax assets. In addition, as of December 31, 2017, management assessed the available positive and negative evidence regarding the recovery of our net deferred tax assets. As a result of this assessment, it was determined it was more likely than not that the Company will not recognize the benefits of its federal and state net deferred tax assets and recorded an $11.4 million valuation allowance against these net deferred tax assets. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 7 to our Consolidated Financial Statements included in this Form 10-K.

Inflation - Management believes that there has been no material effect on our results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2016 through December 31, 2017.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. During the three and twelve months ended December 31, 2017, we generated enough positive cash flow to reduce our debt by $1.2 million and $8.5 million, respectively. As of December 31, 2017, we had cash and cash equivalents of $3.5 million and $9.2 million of availability on our revolving credit facility compared to $3.4 million of cash and cash equivalents and $9.9 million of availability on our revolving credit facility at December 31, 2016. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth and acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Long-Term Debt Activities:

On March 23, 2015, the Company and its direct and indirect subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender (the "Chase Credit Agreement"). The Chase Credit Agreement originally provided for a Credit Facility consisting of a $27.0 million Term Loan A, up to $8.0 million Term Loan B and a $10.0 million revolving credit facility and a maturity date of March 23, 2020. The Credit Facility is collateralized by substantially all of our assets and shares of our subsidiaries and requires us to comply with certain covenants, including but not limited to, financial covenants relating to the satisfaction, on a quarterly and annual basis for the duration of the Credit Facility, of a total leverage ratio, a fixed charge coverage ratio and a net worth level.

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

On March 22, 2017, we entered into a Second Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to: (i) amending the definition of "Fixed Charges" to increase the Company's ability to prepay its indebtedness under the Credit Facility without negatively impacting its financial covenants; and (ii) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2018, (b) 2.50 to 1.0 at any time on or after March 31, 2018 but prior to March 31, 2019 or (c) 2.25 to 1.00 at any time on or after March 31, 2019.

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

On June 28, 2017, we entered into a Third Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to:

(i)	amendment of the chart within the definition of “Applicable Rate” in Section 1.01 of the Chase Credit Agreement to read as follows:

Leverage Ratio	CBFR Spread	Eurodollar Spread	Commitment Fee Rate
Level I < 1.5:1.0	- 1.00%	2.00%	0.25%
Level II < 2.0:1.0 to 1.0 but > 1.5:1.0	-0.75%	2.25%	0.25%
Level III < 2.5:1.0 to 1.0 but > 2.0:1.0	- 0.50%	2.50%	0.25%
Level IV < 3.0:1.0 to 1.0 but > 2.5:1.0	0.00%	2.75%	0.25%
Level V ≥ 3.0:1.0	0.25%	3.00%	0.25%

and further amendment of the definition of “Applicable Rate” in Section 1.01 of the Chase Credit Agreement by adding the following to the end thereof: “The Applicable Rate will be set at Level V as of the Third Amendment Effective Date, and adjusted for the first time thereafter based on the financial statements required to be delivered hereunder for the fiscal quarter ending June 30, 2017.”;

(ii)

amendment of the definition of “Fixed Charge Coverage Ratio” in Section 1.01 of the Chase Credit Agreement by adding the phrase “(it is acknowledged that, at all times, such unfinanced portion is either a deduction to EBITDA or, if unfinanced portion is ever interpreted to be a negative number, then zero)” to follow the phrase therein that reads “means, for any period, the ratio of (a) EBITDA minus the unfinanced portion of Capital Expenditures.”;

(iii)

amendment of clause (f)(ii) in the definition of “Permitted Acquisition” in Section 1.01 of the Chase Credit Agreement by (a) replacing the reference therein to “$10,000,000” with “$5,000,000” and (b) by replacing the reference therein to “$25,000,000” with “$12,500,000.”;

(iv)	addition of the following definition of “Excess Cash Flow” to Section 1.01 of the Chase Credit Agreement as follows:

“Excess Cash Flow” means, for any fiscal year of the Company, (a) EBITDA for such fiscal year, minus (b) Capital Expenditures made or incurred during such fiscal year minus (c) Fixed Charges for such fiscal year.

(v)	amendment of Section 2.08(b) of the Chase Credit Agreement to read as follows:

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

(vi)	amendment of Section 2.09(d) of the Chase Credit Agreement to read as follows:

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

(vii)	addition of a new Section 2.09(f) to the Chase Credit Agreement as follows:

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

(viii)	amendment of Section 6.04(c) of the Chase Credit Agreement by replacing the reference therein to “$5,000,000” with “$2,500,000.”;

(ix)	amendment of Sections 6.12(a) and (b) of the Chase Credit Agreement to read as follows:

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

As of December 31, 2017, we were in compliance with all such covenants.

Simultaneous with the execution of Third Amendment, we entered into a Patent and Trademark Security Agreement, which replaces the Patent and Trademark Security Agreement entered into on March 23, 2015 at the time we entered into the original Chase Credit Agreement. The new Patent and Trademark Security Agreement was revised to make reference to the Third Amendment and we have provided the Lender with updated schedules listing our trademarks, patents, applications for trademarks and patents, and other intellectual properties owned or licensed.

As a result of the changes to the definition of ‘Leverage Ratio” and “Fixed Charge Coverage Ratio” within the Third Amendment, we will have increased flexibility to effect the changes necessary to return us to a strong financial position. The change to the definition of “Applicable Rate” will effectively increase our interest rate under the Chase Credit Agreement by 50 basis points in the near term, while allowing for us to reduce that rate as our Leverage Ratio declines. The addition of the provision that requires the prepayment of a percentage of our annual “Excess Cash Flow” will ensure our primary goal remains to reduce the total debt outstanding.

As of December 31, 2017, the Company’s Term Loan under the Credit Facility had a balance of $28.5 million. The availability under the revolving credit line under the Credit Facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	December 31,	December 31,
	2017	2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	-	-
Letter of Credit	(750)	-
Landlord Reserves	(45)	(45)
Availability on Revolver	$9,205	$9,955

As of December 31, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 3.00% or (ii) CBFR Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at December 31, 2017 was 4.32% (LIBOR of 1.57% plus 2.75%).

As discussed above, on March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1 million shares of the Company’s outstanding stock. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. As of March 5, 2018, we had availability of $9.2 million under our Credit Facility, which a portion could be used to fund stock repurchases, subject to the restrictions and limitations of our Chase Credit Agreement. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

Cash Flows:

Operating Cash Flow. Net cash provided by operating activities for the year ended December 31, 2017 was $7.6 million compared to $7.9 million for the year ended December 31, 2016. The decrease was primarily attributable to the cash flow effects of the changes in net losses were partially offset by the impact of non-cash transactions, including amortization and deferred income taxes and also the change in liabilities.

Investing Cash Flow. Net cash provided by investing activities was $1.1 million for the year ended December 31, 2017 compared to cash used of $5.3 million for the year ended December 31, 2016. The increase in cash provided was primarily related to a decrease of $3.3 million for the purchases of intangible assets, mainly IT related assets, a $1.8 million decrease in the purchases of medical equipment and a $0.8 million increase in the proceeds from the sale of medical equipment.

Financing Cash Flow. Net cash used in financing activities for the year ended December 31, 2017 was $8.6 million compared to cash proceeds of less than $0.1 million for the year ended December 31, 2016. This change is primarily attributable to the cash proceeds received as a result of our decision to borrow from the revolving credit line under our Credit Facility during 2016, as well as, our decision to pay down a majority of our capital lease obligations during the first half of 2017.

We periodically enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.6% as of December 31, 2017.

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

As of December 31, 2017, we had contracts with more than 520 third-party payor networks, an increase of 70 networks, or 15%, over the prior year period. Material terms of contracts with third-party payor organizations are typically a set fee or rate, or a discount from billed charges for equipment provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2017, our largest contracted payor was a national association comprised of multiple members, which in the aggregate, accounted for approximately 24% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2017, respectively. For 2017, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 6% of our net revenues from our Oncology Business and approximately 6% of our total revenues for the year ended December 31, 2017, respectively.

For 2016, our largest contracted payor was Medicare, which accounted for approximately 21% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. The implementation of SE1609 resulted in our revenues being reduced by approximately $2.6 million for 2017 when compared to 2016.

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

We estimate the impact of uncertain income tax positions on the income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

We performed our annual impairment analysis in October 2017 and determined that the fair value of all indefinite-lived assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

We also performed an impairment analysis in December 2017 related to our internally developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project. It was determined that certain projects and sub-projects were no longer viable and did not provide any further service potential. This resulted in an impairment of approximately $1.0 million in 2017.

For more information, refer to the “Intangible Assets” discussion included in Note 5 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

InfuSystem Holdings, Inc.

Madison Heights, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

March 19, 2018

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,469	$3,398
Accounts receivable, less allowance for doubtful accounts of $6,514 and $4,989 at December 31, 2017 and 2016, respectively	11,385	11,581
Inventories	1,764	2,166
Other current assets	1,049	949
Deferred income taxes	-	2,675
Total Current Assets	17,667	20,769
Medical equipment held for sale or rental	1,567	1,642
Medical equipment in rental service, net of accumulated depreciation	23,369	28,036
Property & equipment, net of accumulated depreciation	1,633	1,997
Intangible assets, net	24,514	31,239
Deferred income taxes	-	12,436
Other assets	131	225
Total Assets	$68,881	$96,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,516	$5,315
Capital lease liability, current	505	2,938
Current portion of long-term debt	3,039	5,314
Other current liabilities	3,414	2,872
Total Current Liabilities	12,474	16,439
Long-term debt, net of current portion	25,352	26,577
Capital lease liability, long-term	33	2,573
Deferred income taxes	62	-
Other long-term liabilities	7	66
Total Long-Term Liabilities	25,454	29,216
Total Liabilities	37,928	45,655
Stockholders’ Equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 22,978,398 and 22,780,738, as of December 31, 2017, respectively, and issued and outstanding 22,867,335 and 22,669,675, as of December 31, 2016, respectively.	2	2
Additional paid-in capital	92,584	91,829
Retained deficit	(61,633)	(41,142)
Total Stockholders’ Equity	30,953	50,689
Total Liabilities and Stockholders’ Equity	$68,881	$96,344

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands, except share and per share data)	2017	2016
Net revenues:
Rentals	$61,085	$62,210
Product sales	9,992	8,287
Net revenues	71,077	70,497
Cost of revenues:
Cost of revenues — Product, service and supply costs	18,367	16,206
Cost of revenues — Pump depreciation and loss on disposal	9,349	9,551
Gross profit	43,361	44,740
Selling, general and administrative expenses:
Provision for doubtful accounts	5,641	5,631
Amortization of intangible assets	5,560	3,849
Asset impairment charges	993	-
Selling and marketing	9,779	9,657
General and administrative	25,200	24,629
Total selling, general and administrative	47,173	43,766
Operating (loss) income	(3,812)	974
Other (expense) income:
Interest expense	(1,332)	(1,344)
Other (expense) income	(113)	6
Total other expense	(1,445)	(1,338)
Loss before income taxes	(5,257)	(364)
Income tax (expense) benefit	(15,450)	142
Net loss	$(20,707)	$(222)
Net loss per share:
Basic	$(0.91)	$(0.01)
Diluted	$(0.91)	$(0.01)
Weighted average shares outstanding:
Basic	22,739,651	22,617,901
Diluted	22,739,651	22,617,901

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock
			Additional				Total
		Par Value	Paid in	Retained	Treasury Stock		Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at January 1, 2016	22,740	$2	$91,238	$(40,920)	(198)	$-	$50,320
Stock based shares issued upon vesting - gross	56	-	-	-	-	-	-
Stock-based compensation expense	-	-	462	-	-	-	462
Employee stock purchase plan	88	-	204	-	-	-	204
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(17)	-	(75)	-	-	-	(75)
Net loss	-	-	-	(222)	-	-	(222)
Balances at December 31, 2016	22,867	2	91,829	(41,142)	(198)	-	50,689
Stock based shares issued upon vesting - gross	62	-	-	-	-	-	-
Stock-based compensation expense	-	-	682	-	-	-	682
Employee stock purchase plan	69		131				131
ASU 2016-09 adoption	-	-	-	216	-	-	216
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(20)	-	(58)	-	-	-	(58)
Net loss	-	-	-	(20,707)	-	-	(20,707)
Balances at December 31, 2017	22,978	$2	$92,584	$(61,633)	(198)	$-	$30,953

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2017	2016
OPERATING ACTIVITIES
Net loss	$(20,707)	$(222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	5,641	5,631
Depreciation	6,963	6,895
Loss on disposal of medical equipment	207	641
Gain on sale of medical equipment	(1,797)	(1,231)
Amortization of intangible assets	5,560	3,849
Asset impairment charges	993	-
Amortization of deferred debt issuance costs	28	31
Stock-based compensation expense	682	462
Deferred income tax benefit (expense)	15,389	(240)
Changes in Assets - (Increase)/Decrease:
Accounts receivable	(5,445)	(4,589)
Inventories	402	(250)
Other current assets	(100)	(88)
Other assets	119	166
Changes in Liabilities - Increase/(Decrease):
Accounts payable and other liabilities	(352)	(3,146)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,583	7,909
INVESTING ACTIVITIES
Acquisitions	-	(370)
Purchases of medical equipment	(3,299)	(5,101)
Purchases of property and equipment	(104)	(168)
Purchases of intangible assets	(192)	(3,526)
Proceeds from sale of medical equipment	4,648	3,821
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,053	(5,344)
FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(37,466)	(66,999)
Cash proceeds from bank loans and revolving credit facility	28,866	66,892
Debt Issuance Costs	(38)	(7)
Cash Proceeds - Stock Plans	131	204
Common stock repurchased to satisfy taxes on stock based compensation	(58)	(75)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,565)	15
Net change in cash and cash equivalents	71	2,580
Cash and cash equivalents, beginning of year	3,398	818
Cash and cash equivalents, end of year	$3,469	$3,398

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2017	2016

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,200	$1,234
Cash paid for income taxes	$139	$105
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$549	$429
Medical equipment acquired pursuant to a capital lease	$137	$2,675

(a) Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2017 and 2016, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from six locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Texas, Georgia and Ontario, Canada. InfuSystem Inc. (“ISI”), which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical, Inc. (“First Biomedical”), which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc. supplies more than 10% of the ambulatory pumps purchased by the Company. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the chief operating decision maker only reviews consolidated financial information.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions and is insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits.

Accounts Receivable, Allowance for Doubtful Accounts and Contractual Allowances

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable value. Accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors and other direct pay customers for goods provided and services rendered. The Company performs periodic analyses to assess the accounts receivable balances. The Company records an allowance for doubtful accounts and contractual allowance (to reduce gross billed charges to a contractual or estimated net realizable value from third-party payors) based on management’s assessment of historical and expected estimated collectability of the accounts such that the recorded amounts reflect estimated net realizable value. Upon determination that an account is uncollectible, the account is written-off and charged to the allowance for doubtful accounts for patients or the contractual allowance for third-party payors. The Company’s allowance for doubtful accounts and contractual allowance are a reduction to accounts receivable on the Company’s consolidated financial position. Additions to the contractual allowance each period offset gross billed charges, which are not publicly reported in the Company's filings, to arrive at net revenue, which is publicly reported in the Company's consolidated results of operations. Additions to the allowance for doubtful accounts, however, impact the bad debt expense line item of the Company’s consolidated results of operations.

Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on the Company’s consolidated business, financial position, results of operations and cash flows.

Following is an analysis of the allowance for doubtful accounts for the Company for the years ended December 31 (in thousands):

	Balance at beginning of Year	Charged to costs and expenses	Deductions (1)	Balance at end of Year
Allowance for doubtful accounts — 2017	$4,989	$5,641	$(4,116)	$6,514
Allowance for doubtful accounts — 2016	$4,737	$5,631	$(5,379)	$4,989

(1) Deductions represent the write-off of uncollectible account receivable balances.

Inventories

The Company’s inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company periodically performs an analysis of slow moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million and $0.2 million, respectively, as of December 31, 2017 and 2016.

Medical Equipment

Medical Equipment (“ME”) consists of equipment that the Company purchases from third-parties and is 1) held for sale or rent, and 2) used in service to generate rental revenue. ME, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate ME held for sale or rent. When ME in Rental Service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow moving ME held for sale or rent and records a reserve based on estimated obsolescence, which was $0.5 million and $0.6 million, respectively, as of December 31, 2017 and 2016.

Property and Equipment

Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Externally purchased information technology software and hardware are depreciated over three and five years, respectively. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The physician and customer relationships and non-compete agreements arose primarily from the acquisitions of ISI and First Biomedical in 2010 and the acquisition of assets from Ciscura Holding Company, Inc. and its subsidiaries (“Ciscura”) in 2015. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. The useful lives of these relationships are based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis with the amortization periods ranging from two to five years and acquired software is amortized on a straight-line basis over three years. Trade names associated with the original acquisition of InfuSystem are not amortized.

Management tests indefinite life trade names for impairment annually or as often as deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value of its intangibles assets with indefinite lives (trade names) through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of October 2017 and determined that the fair value of the intangible assets with indefinite lives (trade names) was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company capitalized $0.2 million and $3.5 million of internal-use software for the years ended December 31, 2017 and 2016, respectively. Amortization expense for capitalized software was $3.1 million in 2017 and $1.7 million in 2016.

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

The Company performed an impairment analysis in December 2017 related to our internally developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project. It was determined that certain projects and sub-projects were no longer viable and did not provide any further service potential. This resulted in an impairment of approximately $1.0 million for the year ended December 31, 2017. The Company did not record any impairment related expenses for the year ended December 31, 2016.

Operating and Capital Leases

Leases for all of our corporate and other operating locations are under operating leases and the Company recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments, and are depreciated over the useful life of the pumps. Under the terms of all such capital leases, the Company does not hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full. The weighted average interest rate under capital leases was 3.6% as of December 31, 2017.

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

Customer Concentration

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

For 2017, the Company’s largest contracted payor was a national association comprised of multiple members, which in the aggregate, accounted for approximately 24% of the Company’s net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2017, respectively. For 2017, our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 6% of our net revenues from our Oncology Business and approximately 6% of our total revenues for the year ended December 31, 2017, respectively.

For 2016, the Company’s largest contracted payor was Medicare, which accounted for approximately 21% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively. Our next largest contracted payor, was a national association comprised of multiple members, which, in the aggregate, accounted for approximately 19% of our net revenues from our Oncology Business and approximately 13% of our total revenues for the year ended December 31, 2016, respectively.

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

Share Based Payments

The determination of the fair value of stock option awards and stock appreciation rights (collectively, “Share-Based Awards”) on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the Share-Based Awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate Share-Based Awards exercise and forfeiture rates. The expected term represents the period over which the Share-Based Awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the Share-Based Awards. All Share-Based Awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in selling expenses and general and administrative expenses, based upon the department to which the associated employee or non-employee resides.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2017 and 2016 relate to the Chase Credit Facility. The Company classified the costs related to the agreement as both current and non-current liabilities and are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.

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

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net loss per common share (in thousands, except shares):

	2017	2016
Numerator:
Net loss (in thousands)	$(20,707)	$(222)
Denominator:
Weighted average common shares outstanding:
Basic	22,739,651	22,617,901
Dilutive effect of restricted shares, options and non-vested share awards	-	-
Diluted	22,739,651	22,617,901
Antidilutive awards:	490,428	90,715

Stock options of 0.5 million and 0.1 million were not included in the calculation for the years ended December 31, 2017 and 2016, respectively, because they would have an anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2017 and 2016 for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

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

Recent Accounting Pronouncements and Developments

In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, “Stock Compensation - Scope of Modification Accounting”, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for fiscal years beginning after December 15, 2017 (i.e. a January 1, 2018 effective date). The adoption will not have a material impact on its consolidated financial position, results of operations, cash flows and/or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption will not have a material impact on its consolidated financial position, results of operations, cash flows and/or disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption.

The Company’s approach to analyze the impact of the new standard on its revenue contracts included a review of existing contracts with customers for each revenue stream, an evaluation of the specific terms of those contracts and the appropriate treatment under the new standards, and a comparison of that new treatment to its existing accounting policies to identify differences. The Company will adopt the requirements of the new standard on January 1, 2018 using the modified retrospective approach.

The Company identified the same performance obligation under Topic 606 as compared with deliverables and separate units of account previously identified under Topic 605. The Company offers certain types of variable consideration to customers.  The new standard requires the Company to estimate these amounts. The Company anticipates that the timing and measurement of revenue will be consistent with its current revenue recognition although its approach to revenue recognition will now be based on the transfer of control. As a result, there will be no impact on its consolidated financial statements on its adoption of the new standard as of January 1, 2018.

The Company has determined the impact of adopting the standard on its control framework and notes minimal, insignificant changes to its system and other controls process. The Company is finalizing the impact of Topic 606 on the disclosures for its consolidated financial statement footnotes and expects the disclosures to be enhanced in the first quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements, but the standard will result in the Company recording right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation— Stock Compensation (Topic 718)” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2016-09. As a result, the Company recorded a $0.2 million deferred tax asset and a $0.2 million increase to retained earnings on January 1, 2017 to recognize the Company’s excess tax benefits that existed as of December 31, 2016 (modified retrospective application). The Company also elected to account for forfeited stock based compensation expense as it occurs.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this ASU introduce clarifications to the presentation of certain cash receipts and cash payments in the statement of cash flows. The primary updates include additions and clarifications of the classification of cash flows related to certain debt repayment activities, contingent consideration payments related to business combinations, proceeds from insurance policies, distributions from equity method investees and cash flows related to securitized receivables. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods. ASU 2016-15 requires retrospective application to all prior periods presented upon adoption. The adoption of this new standard on January 1, 2018 will not have a material impact on the Company’s consolidated financial position, results of operations, cash flows and/or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. ASU 2015-17 is effective for the Company beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. The Company has chosen to apply this guidance prospectively, thus prior periods were not retrospectively adjusted. The adoption of this guidance resulted in an initial balance sheet reclassification of $2.7 million of current deferred tax assets to noncurrent, however, as of December 31, 2017, the Company established a full valuation allowance for all deferred tax assets, as management determined that it is more likely than not the Company will not recognize the benefits of its federal and state deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income is the basis for the Company’s assessment that the deferred tax assets require a full valuation allowance. A valuation allowance of $11.4 million has been established at December 31, 2017.

3.           Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2017	2016
Medical Equipment held for sale or rental	$1,567	$1,642
Medical Equipment in rental service	57,928	59,034
Medical Equipment in rental service - pump reserve	(482)	(551)
Accumulated depreciation	(34,077)	(30,447)
Medical Equipment in rental service - net	23,369	28,036
Total	$24,936	$29,678

Depreciation expense for the years ended December 31, 2017 and 2016 was $6.5 million and $6.3 million, respectively, which were recorded in cost of revenues – pump depreciation and loss on disposal.

4.           Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2017
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,824	$(3,277)	$547
Automobiles	118	(85)	33
Leasehold improvements	2,187	(1,134)	1,053
Total	$6,129	$(4,496)	$1,633

	2016
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,809	$(3,071)	$738
Automobiles	129	(83)	46
Leasehold improvements	2,177	(964)	1,213
Total	$6,115	$(4,118)	$1,997

Depreciation expense for each of the years ended December 31, 2017 and 2016 was $0.5 million and $0.6 million, respectively, and was recorded in general and administrative expenses.

5.           Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31 are as follows (in thousands):

	2017
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	23	-
Physician and customer relationships	36,534	21,801	14,733
Non-compete agreements	1,136	1,125	11
Software	11,230	3,460	7,770
Total nonamortizable and amortizable intangible assets	$50,923	$26,409	$24,514

	2016
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	23	-
Physician and customer relationships	36,534	19,427	17,107
Non-compete agreements	1,136	1,064	72
Software	13,745	1,685	12,060

Total nonamortizable and amortizable intangible assets	$53,438	$22,199	$31,239

The weighted average remaining lives of physician and customer relationships, non-compete agreements and software are 4-years, 1-year and 2-years, respectively, as of December 31, 2017.

The Company performed an impairment analysis in December 2017 related to our internally developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project. It was determined that certain projects and sub-projects were no longer viable and did not provide any further service potential. This resulted in an impairment of approximately $1.0 million in 2017.

Amortization expense for intangible assets for the years ended December 31, 2017 and 2016 was $5.6 million and $3.8 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2017 are as follows (in thousands):

	2018	2019	2020	2021	2022	2023 and thereafter
Amortization expense	$4,649	$4,402	$4,285	$3,930	$2,051	$3,197

6.       Debt

On March 23, 2015, the Company and its direct and indirect subsidiaries (the “Borrowers”) entered into a credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”). The Chase Credit Agreement originally provided for a $27.0 million Term Loan A, up to an $8.0 million Term Loan B and a $10.0 million revolving credit facility (the “Revolver”) and a maturity date of March 23, 2020, collectively (the “Credit Facility”). The Borrowers drew $27.0 million under the Term Loan A to repay and terminate the previously existing Credit Facility under the credit agreement dated November 30, 2012, as amended, by and among the Company, its direct and indirect subsidiaries, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto. Term Loan B was unfunded at closing and beginning on April 20, 2015, the closing date of the acquisition of the assets of Ciscura, the Borrowers drew $8.0 million on Term Loan B, in several installments, in accordance with the requirements of the asset purchase agreement governing the acquisition to fund the acquisition and associated expenses. The remaining available amount on Term Loan B expired on March 23, 2016.

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

On March 22, 2017, the Company entered into a Second Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to: (i) amending the definition of "Fixed Charges" to increase the Company's ability to prepay its indebtedness under the Credit Facility without negatively impacting its financial covenants; and (ii) amending the leverage ratio covenant to provide for the following schedule of maximum permitted ratios: (a) 2.75 to 1.0 at any time on or after December 31, 2015 but prior to March 31, 2018, (b) 2.50 to 1.0 at any time on or after March 31, 2018 but prior to March 31, 2019 or (c) 2.25 to 1.00 at any time on or after March 31, 2019.

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

On June 28, 2017, the Company entered into a Third Amendment to the Chase Credit Agreement to make certain amendments to the Credit Facility, including but not limited to:

(i)	amendment of the chart within the definition of “Applicable Rate” in Section 1.01 of the Chase Credit Agreement to read as follows:

Leverage Ratio	CBFR Spread	Eurodollar Spread	Commitment Fee Rate
Level I < 1.5:1.0	- 1.00%	2.00%	0.25%
Level II < 2.0:1.0 to 1.0 but > 1.5:1.0	-0.75%	2.25%	0.25%
Level III < 2.5:1.0 to 1.0 but > 2.0:1.0	- 0.50%	2.50%	0.25%
Level IV < 3.0:1.0 to 1.0 but > 2.5:1.0	0.00%	2.75%	0.25%
Level V ≥ 3.0:1.0	0.25%	3.00%	0.25%

and further amendment of the definition of “Applicable Rate” in Section 1.01 of the Chase Credit Agreement by adding the following to the end thereof: “The Applicable Rate will be set at Level V as of the Third Amendment Effective Date, and adjusted for the first time thereafter based on the financial statements required to be delivered hereunder for the fiscal quarter ending June 30, 2017.”;

(ii)

amendment of the definition of “Fixed Charge Coverage Ratio” in Section 1.01 of the Chase Credit Agreement by adding the phrase “(it is acknowledged that, at all times, such unfinanced portion is either a deduction to EBITDA or, if unfinanced portion is ever interpreted to be a negative number, then zero)” to follow the phrase therein that reads “means, for any period, the ratio of (a) EBITDA minus the unfinanced portion of Capital Expenditures.”;

(iii)

amendment of clause (f)(ii) in the definition of “Permitted Acquisition” in Section 1.01 of the Chase Credit Agreement by (a) replacing the reference therein to “$10,000,000” with “$5,000,000” and (b) by replacing the reference therein to “$25,000,000” with “$12,500,000.”;

(iv)	addition of the following definition of “Excess Cash Flow” to Section 1.01 of the Chase Credit Agreement as follows:

“Excess Cash Flow” means, for any fiscal year of the Company, (a) EBITDA for such fiscal year, minus (b) Capital Expenditures made or incurred during such fiscal year minus (c) Fixed Charges for such fiscal year.

(v)	amendment of Section 2.08(b) of the Chase Credit Agreement to read as follows:

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

(vi)	amendment of Section 2.09(d) of the Chase Credit Agreement to read as follows:

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

(vii)	addition of a new Section 2.09(f) to the Chase Credit Agreement as follows:

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

(viii)	amendment of Section 6.04(c) of the Chase Credit Agreement by replacing the reference therein to “$5,000,000” with “$2,500,000.”;

(ix)	amendment of Sections 6.12(a) and (b) of the Chase Credit Agreement to read as follows:

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

As of December 31, 2017, the Company was in compliance with all such covenants.

Simultaneous with the execution of Third Amendment, the Company entered into a Patent and Trademark Security Agreement, which replaces the Patent and Trademark Security Agreement entered into on March 23, 2015 at the time the Company entered into the original Chase Credit Agreement. The new Patent and Trademark Security Agreement was revised to make reference to the Third Amendment and the Company has provided the Lender with updated schedules listing the Company’s trademarks, patents, applications for trademarks and patents, and other intellectual properties owned or licensed.

As a result of the changes to the definition of ‘Leverage Ratio” and “Fixed Charge Coverage Ratio” within the Third Amendment, the Company will have increased flexibility. The change to the definition of “Applicable Rate” will effectively increase the Company’s interest rate under the Chase Credit Agreement by 50 basis points in the near term, while allowing for the Company to reduce that rate as its Leverage Ratio declines.

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

The availability under the Revolver is based upon the Borrowers’ eligible accounts receivable and eligible inventory and is comprised as follows (in thousands):

	December 31,	December 31,
	2017	2016
Revolver:
Gross Availability	$10,000	$10,000
Outstanding Draws	-	-
Letter of Credit	(750)	-
Landlord Reserves	(45)	(45)
Availability on Revolver	$9,205	$9,955

The Company had approximate future maturities of loans as of December 31, 2017 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
Term Loan	$3,067	$3,067	$3,067	$19,310	$-	$28,511
Unamortized value of debt issuance costs	(28)	(30)	(31)	(31)	-	(120)
Total	$3,039	$3,037	$3,036	$19,279	$-	$28,391

The following is a breakdown of the Company’s current and long-term debt as of December 31, 2017 and December 31, 2016 (in thousands):

December 31, 2017				December 31, 2016

	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loan	$3,067	$25,444	$28,511	Term Loans	$5,336	$26,664	$32,000
Unamortized value of debt issuance costs	$(28)	$(92)	(120)	Unamortized value of debt issuance costs	$(22)	$(87)	(109)
Revolver	-	-	-	Revolver	-	-	-
Total	$3,039	$25,352	$28,391	Total	$5,314	$26,577	$31,891

As of December 31, 2017, interest on the Credit Facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to LIBOR Plus a margin ranging from 2.00% to 3.00% or (ii) CBFR Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR for a 30-day interest period plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at December 31, 2017 was 4.32% (LIBOR of 1.57% plus 2.75%).

7.        Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes many changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The ultimate impact of the 2017 Tax Act on our financial statements and related disclosures for 2017 and beyond may differ from our current provisional amounts, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $5.6 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $5.6 million decrease in net deferred tax assets as of December 31, 2017.

The following table summarizes loss before income taxes for the years ended December 31 (in thousands):

	2017	2016
U.S loss	$(5,419)	$(600)
Non-U.S. income	162	236
Loss before income taxes	$(5,257)	$(364)

The following table summarizes the Company’s components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2017	2016
U.S Federal income tax (expense) benefit
Current	$73	$-
Deferred	(13,830)	157
Total U.S. Federal income tax (expense) benefit	(13,757)	157
State and local income tax (expense) benefit
Current	(45)	(58)
Deferred	(1,560)	83
Total state and local income tax (expense) benefit	(1,605)	25
Foreign income tax (expense) benefit
Current	(88)	(40)
Total income tax (expense) benefit	$(15,450)	$142

The following table summarizes activity related to the Company’s valuation allowance for the years ended December 31 (in thousands):

	2017	2016
Valuation allowance at the Beginning of Period	$-	$-
Income tax expense	(11,435)	-
Release of valuation allowance	-	-
Valuation allowance at the End of Period	$(11,435)	$-

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2017	2016
Income tax expense at the statutory rate	34.00%	34.00%
State and local income tax expense	4.60%	9.16%
Foreign income tax	(1.17%)	(3.79%)
Permanent differences	(8.25%)	(38.40%)
Research & development credits	0.00%	37.81%
Increase in valuation allowance	(217.49%)	0.00%
Impacts related to the 2017 Tax Act	(105.95%)	0.00%
Other adjustments	0.37%	0.31%
Effective income tax rate	(293.89%)	39.09%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2017	2016
Deferred Federal tax assets –
Bad debt reserves	$1,375	$1,710
Stock based compensation	305	668
Net operating loss	7,319	8,184
Accrued compensation	249	280
Alternative minimum tax credit	-	73
Inventories	18	69
Accrued rent	30	46
Goodwill and intangible assets	3,323	6,675
Research & development credits	533	534
Other credits	5	5
Other	103	189
Total deferred Federal tax assets	13,260	18,433
Less: valuation allowance	(9,599)	-
Net deferred tax assets	3,661	18,433
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,672)	(4,725)
Other	(51)	(157)
Total deferred Federal tax liabilities	(3,723)	(4,882)
Net deferred Federal tax assets	(62)	13,551
Net deferred state and local tax assets	1,836	1,560
Less: valuation allowance	(1,836)	-
Net deferred tax (liabilities) assets	$(62)	$15,111

As of December 31, 2017 and 2016, the Company recognized a tax benefit of $0.0 million and $0.6 million, respectively, for research and development credits pertaining to the Company’s development of software that enables third parties to interact, initiate functions or review data on the Company’s system.

As of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards remaining of approximately $34.9 million and $24.1 million, respectively.

The Company’s federal net operating loss carryforwards of approximately $34.9 million will begin to expire in various years beginning in 2028. The state net operating losses of approximately $1.4 million can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2018, though a substantial portion expires beyond 2018. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company recorded a full valuation allowance for tax benefits of operating loss and tax credit carryforwards, which is described in more detail below.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. As of December 31, 2017, the Company established a full valuation allowance for all deferred tax assets, as management determined that it is more likely than not the Company will not recognize the benefits of its federal and state deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income is the basis for the Company’s assessment that the deferred tax assets require a full valuation allowance. A valuation allowance of $11.4 million has been established at December 31, 2017.

The Company had no uncertain tax positions for the years ended December 31, 2017 and 2016.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2014 through 2017 are subject to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2013 through 2017 are subject to examination by the Canada Revenue Agency.

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

On January 29, 2018, the Company received notice that the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) issued an order dismissing, with prejudice, a putative class-active lawsuit against the Company. The dismissal relates to an action brought on November 8, 2016 by a purported shareholder of the Company against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint asserted claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint. On December 15, 2017, the Court dismissed the plaintiffs’ first amendment to the class action compliant (“FAC”), with leave to amend. On December 20, 2017, the parties stipulated, and the Court extended, the plaintiffs time to amend the FAC up to January 19, 2018. As of January 19, 2018, the plaintiff never filed an amended complaint and the Court dismissed the lawsuit with prejudice on January 29, 2018. On February 28, 2018, the plaintiff filed a notice of appeal, on the motion to dismiss, to the 9th Circuit Court of Appeals.

The Company is not at this time involved in any legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

9.           Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.6% as of December 31, 2017. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2017 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2018	$514	$1,326	$1,840
2019	33	1,225	1,258
2020	-	695	695
2021	-	181	181
2022	-	191	191
Thereafter	-	747	747
Total require payments	$547	$4,365	$4,912
Less amounts representing interest (3.5%)	(9)
Present value of minimum lease payments	538
Less current maturities	(505)
Long-term capital lease liability	$33

At December 31, 2017 and 2016, pump assets obtained under capital leases, had a cost of approximately $14.0 million and $13.9 million, respectively, and accumulated depreciation of $6.1 million and $4.2 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases approximated $1.0 million for the years ended December 31, 2017 and 2016, respectively.

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

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, restricted stock awards, and stock appreciation rights (“SARs”) were made available to certain employees, directors and others approved by the Company’s Board of Directors (the “Board) or Compensation Committee. Stock options are granted at, or above, fair market value and generally expire in three to ten years from the grant date. Restricted stock awards are granted at the fair market value on the date of grant and generally become exercisable over a period of up to four years. SARs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to 1 year. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Stock options, restricted stock awards and SARs are issued from shares under one of the Company’s plans described below. Grants may be made in the form of stock options, restricted stock units or unrestricted common stock.

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan. The Plan is no longer in effect other than for stock options that were previously granted and remain outstanding. Options representing approximately 0.1 million remain outstanding under this plan. Restricted stock awards currently outstanding under the Plan will remain outstanding in accordance with the terms of that plan. On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provides for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of December 31, 2017, a total of less than 0.1 million common shares remained available for future grant under the 2014 Plan. The 2014 Plan replaced our 2007 Stock Incentive Plan (the “Plan”) and provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards.

The Company granted stock options under the 2014 Plan during the years ended December 31, 2017 and 2016, respectively.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2017 and 2016, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For the years ended December 31, 2017 and 2016, respectively, the Company received less than 0.1 million shares from employees for tax withholding obligations.

Stock Appreciation Rights (“SARs”)

As of December 31, 2017, approximately 200,000 SARs were outstanding and could be settled in cash or units of the Company’s common stock as follows:

(1) 100,000 SARs will vest and become exercisable during the period beginning on December 31, 2018, and ending on the Expiration Date, if the shares have a closing public market price on the New York Stock Exchange of $3.00 or more for any period of ten (10) consecutive trading days during the period beginning on January 1, 2018, and ending on December 31, 2018; and

(2) 100,000 SARs will vest and become exercisable during the period beginning on December 31, 2018, and ending on the Expiration Date, if the Compensation Committee certifies that the Company achieved ninety percent (90%) or more of target on both elements of the Company’s corporate objectives under the 2018 Employee Incentive Compensation Plan.

As of December 31, 2017, less than $0.1 million of expense was recorded for outstanding SARs.

Restricted Shares

During the years ended December 31, 2017 and 2016, respectively, the Company did not grant any restricted shares. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement.

The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

		Weighted
		average
		grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2015	170,832	$2.09
Granted	-	-
Vested	(64,182)	1.74	$236,161
Vested shares forgone to satisfy minimum statutory withholding	(16,484)	2.81	$49,592
Forfeitures	(32,833)	2.18
Unvested at December 31, 2016	57,333	2.21
Granted	-	-
Vested	(15,730)	0.88	$83,003
Vested shares forgone to satisfy minimum statutory withholding	(20,811)	2.80	$51,304
Forfeitures	(8,333)	2.60
Unvested at December 31, 2017	12,459	$2.61

As of December 31, 2017, there was less than $0.1 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2020.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock are authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. On September 7, 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2017, there were 294,863 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program for the years ended December 31:

	2017	2016
Compensation expense	$49,150	$113,531
Shares of stock sold to employees	68,958	88,109
Weighted average fair value per ESPP award	$2.21	$2.73

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

During the year ended December 31, 2017, the Company granted 1.1 million stock options, of which 0.3 million were issued to Board members, at exercise prices which were a preceding five-day average price on the date of grant and a vesting period of 12 months. During the year ended December 31, 2016, the Company granted 0.6 million stock options, none of which were issued to Board members. The following table details the various stock option and inducement stock option activity for the years ended December 31:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2007 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2015	488,332	$2.31	0.25	$118,899
Granted	-	-
Exercised	-	-
Exercised shares forgone to satisfy minimum statutory withholding	-	-
Cashless exercise	-	-
Forfeited	-	-
Outstanding at December 31, 2016	488,332	$2.31	0.25	$118,899
Granted	-	-
Exercised	(25,037)	1.51		86,900
Exercised shares forgone to satisfy minimum statutory withholding	(13,245)	2.32
Cashless exercise	(71,718)	2.32
Forfeited	(245,000)	2.83
Outstanding at December 31, 2017	133,332	$1.99	-	$40,716
Exercisable at December 31, 2017	133,332	$1.95

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2014 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2015	970,000	$2.79	3.58	$222,200
Granted	600,000	$2.76	4.60
Exercised	(1,866)	2.69
Exercised shares forgone to satisfy minimum statutory withholding	(798)	2.69
Cashless exercise	(12,614)	2.69
Forfeited	(304,723)	2.70
Outstanding at December 31, 2016	1,249,999	$2.80	4.26	$-
Exercisable at December 31, 2016	616,597	$2.87
Granted	1,087,500	2.09	3.13
Exercised	-	-
Exercised shares forgone to satisfy minimum statutory withholding	-	-
Cashless exercise	-	-
Forfeited	(374,999)	2.61
Outstanding at December 31, 2017	1,962,500	$2.44	3.18	$-
Exercisable at December 31, 2017	955,868	$2.69

Weighted-
Average
	Number	Weighted-	Remaining	Aggregate
Inducement	of Authorized	Average Exercise	Contractual	Intrinsic
Options	Shares (1)	Price	Term (in Years)	Value
Outstanding at December 31, 2015	800,000	$2.25	2.90	$616,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2016	800,000	$2.25	2.26	$240,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(800,000)	-	-	-
Outstanding at December 31, 2017	-	$-	-	$-
Exercisable at December 31, 2017	-	$-

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

(1) Represents inducement stock options to purchase 800,000 shares of the Company's Common Stock to former executive level managers.

The following table summarizes information about stock options outstanding at December 31, 2017:

			Options Outstanding			Options Exercisable
2007 Plan (Options):
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$1.76	-	$2.00	91,666	-	1.93	91,666	1.93
$2.01	-	$3.00	41,666	-	2.01	41,666	2.01
Outstanding at December 31, 2017			133,332	-	$2.31	133,332	$1.95

			Options Outstanding			Options Exercisable
2014 Plan (Options):
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$2.01	-	$3.00	1,962,500	3.18	$2.44	955,868	$2.69
Outstanding at December 31, 2017			1,962,500	3.18	$2.44	955,868	$2.69

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2017			2016
Expected volatility	30%	to	69%	35%
Risk free interest rate	0.69%	to	2.05%	0.69%
Expected lives at date of grant (in years)		3.93		5.01
Weighted average fair value of options granted		$2.09		$2.76

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2017	2016
Restricted share expense	$48	$151
Stock option expense	634	311
Total stock-based compensation expense	$682	$462

Common Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1 million shares of the Company’s outstanding stock. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. During the years ended December 31, 2017 and 2016, the Company did not repurchase any shares in the open market.

11.	Employee Benefit Plans

The Company has defined contribution plan in which the Company makes matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2017 and 2016, the Company’s matching contributions were $0.6 million and $0.7 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2017 that our disclosure controls and procedures were effective.

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

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

●

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2017 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors”, “Board of Directors and Committees of the Board of Directors”, “Executive Officers”, and “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation”, and “Executive Compensation” in our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

		Number of securities to be issued upon exercise of outstanding options and rights ( a )	Weighted Average Exercise Price of options and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (2) ( c )
Plan Category:
Equity compensation plans approved by security holders:	(1)
2007 Plan *		133,293	$2.00
2014 Plan		1,974,999	2.44	25,001
Total		2,108,292	$2.42	25,001

* As of December 31, 2015, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding. Options representing approximately 133k remain outstanding under this plan.

(1) This amount includes less than 0.1 million shares of common stock issuable upon the vesting of certain time restricted stock awards (the “Restricted Stock Awards”) and 2.0 million shares of common stock issuable upon the exercise of vested stock option awards.

(2) Includes 2.0 million shares authorized as part of our 2014 Annual Meeting of Stockholders held in May 2014 less just over 1.9 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions”, our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Reference is made to the accompanying Exhibit Index set forth below. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the Exhibit Index as exhibits to this Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the Exhibit Index upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

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

Exhibit Number	Description of Document
10.11**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.12**	Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, dated and effective as of July 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32050) filed on July 8, 2013).

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

10.21**	InfuSystem Holdings, Inc. 2014 Equity Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-195929) filed on May 13, 2014.

10.22**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.23**	Amendment to Employment Agreement by and between InfuSystem Holdings, Inc. and Jonathan P. Foster, effective March 8, 2016 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 9, 2016).

10.24* **

Composite Copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 22, 2017).

10.25**

Employment Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, effective November 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

Exhibit Number	Description of Document
10.26**

Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.27**

Stock Appreciation Right Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.28

Second Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated March 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 23, 2017).

10.29

Limited Waiver by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 11, 2017).

10.30**

Separation Agreement and General Release by and between InfuSystem Holdings, Inc. and Eric Steen, dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-35020) filed on June 14, 2017).

10.31

Third Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

10.32

Patent and Trademark Security Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc. and JPMorgan Chase Bank, N.A. as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on January 17, 2006).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement. Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 19, 2018	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 19, 2018	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 19, 2018	/s/ CHRISTOPHER DOWNS
Christopher Downs
Chief Financial Officer (Interim) (Principal Financial Officer)

Date: March 19, 2018	/s/ TRENT N. SMITH
Trent N. Smith
Chief Accounting Officer (Principal Accounting Officer)

Date: March 19, 2018	/s/ GREGG LEHMAN
Gregg Lehman
Executive Chairman of the Board Director

Date: March 19, 2018	/s/ DAVID DREYER
David Dreyer
Director

Date: March 19, 2018	/s/ DARRELL MONTGOMERY
Darrell Montgomery
Director

Date: March 19, 2018	/s/ CHRISTOPHER SANSON
Christopher Sansone
Director

Date: March 19, 2018	/s/ SCOTT SHUDA
Scott Shuda
Director

Date: March 19, 2018	/s/ JOSEPH WHITTERS
Joseph Whitters
Director