Form 10-K/A
period 2017-12-31
InfuSystem Holdings, Inc
filed 2018-04-30
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to __________________

Commission File Number: 001-35020

INFUSYSTEM HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31700 Research Park Drive

Madison Heights, Michigan  48071

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including Area Code:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐      Accelerated filer    ☐Non-accelerated filer    ☐ (Do not check if a smaller reporting company)

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

The aggregate market value of the registrant's voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, was $31,478,640.  In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of shares of the registrant's common stock outstanding as of April 19, 2018 was 22,766,655.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. ("InfuSystem," the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on March 19, 2018 (the "Original 10-K Filing"), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART IV		19

Item 15.	Exhibits, Financial Statement Schedules	19

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The table set forth below lists the names and ages of each of the seven members of the Board of Directors. Each director serves a one-year term, and will hold office until the next annual meeting of shareholders and such director’s successor has been elected and qualified or such director’s earlier death, resignation or removal.

Name	Age	Position
Richard DiIorio	43	Director
David Dreyer	61	Director
Gregg Lehman	70	Director, Chairman
Darrell Montgomery	57	Director
Christopher Sansone	43	Director
Scott Shuda	52	Director
Joseph Whitters	60	Director

Richard A. DiIorio (Director). Richard A. DiIorio who joined the Company in 2004 was appointed the Company’s President and Chief Executive Officer and member of the Board of Directors on November 15, 2017. He previously served as the Company’s Executive Vice President and General Manager of Oncology since December 2016 and as a member of the Office of the President, as described under "Board of Directors and Committees of the Board of Directors" below, from May 18, 2017 to November 15, 2017. Mr. DiIorio also held, within the Company, the positions of Vice President of Oncology Sales, Regional Vice President and Territory Manager at InfuSystem. Prior to joining the Company, Mr. DiIorio held various sales and sales leadership roles at Stryker, Novartis, and Thermo Scientific. Mr. DiIorio holds a Bachelor of Science degree in biology from Boston College.

With over 20 years of successful healthcare experience, Mr. DiIorio brings extensive expertise in sales, customer service, product launch and market knowledge focused on driving growth within the infusion market.

David C. Dreyer, CPA (Director). David C. Dreyer has been a member of the Company’s Board of Directors since April 2008, and has served as a member of the Office of the President, as described under “Board of Directors and Committees of the Board of Directors” below, since May 18, 2017. Mr. Dreyer currently serves as Chief Financial Officer of Prolacta Biosciences, Inc. a privately held, life sciences company dedicated to improving the quality of life for newly born babies through creating and marketing specialty formulations made from human milk. From March 2015 through January 2017, Mr. Dreyer served as Chief Financial Officer of BIOLASE, Inc. (NASDAQ: BIOL), a medical device company that develops, manufactures, and markets lasers used in the dental and medical fields. From October 2010 to March 2015, Mr. Dreyer served as Chief Financial Officer, Chief Operating Officer and Secretary of Patient Safety Technologies, which develops, markets and sells healthcare products to hospitals for ensuring surgical safety, and was previously a public reporting company (OTC: PSTX), and since March 2014 became a subsidiary of Stryker Corporation (NYSE: SYK). Previously, Mr. Dreyer was Chief Financial Officer of Alphastaff Group, Inc., a human resource outsourcing company, from August 2009 to September 2010. From September 2004 to August 2009, Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of AMN Healthcare Services, Inc. (NYSE: AHS), which provided healthcare staffing for physicians, travel nurses, and allied travel. From 1997 through 2004, Mr. Dreyer served as Chief Financial Officer and Chief Accounting Officer of Sicor, Inc. (formerly NASDAQ: SCRI), a manufacturer of complex pharmaceuticals with operations in the United States and internationally, which was acquired by Teva Pharmaceutical Limited in January 2004. Prior to joining Sicor, Mr. Dreyer served in related senior financial management positions within the pharmaceutical industry, working for Elan Corporation plc, Athena Neurosciences and Syntex Corporation. Mr. Dreyer is a Certified Public Accountant in California. Since April 2008, Mr. Dreyer has also been a director of Diplomat Pharmacy, Inc. (NYSE: DPLO), the leading independent specialty pharmacy in the U.S. and currently serves as chairman of both its Audit and Compensation Committees.

Mr. Dreyer brings to the Company and the Board of Directors almost 30 years of accounting, financial, compliance and operating experience and expertise in the healthcare field and has extensive senior leadership skills from his executive management positions. Mr. Dreyer also has public company board and executive experience, from which he has expertise in finance, financial reporting, accounting, corporate governance, compensation, risk management, and healthcare matters. His long tenure as a certified public accountant and expertise in accounting and financial reporting matters, including in executive positions for public companies, led our Board to determine that Mr. Dreyer is a financial expert in accordance with SEC rules.

Gregg O. Lehman (Director, Chairman). Gregg O. Lehman has been a member of the Company's Board of Directors since May 8, 2014, and served as Executive Chairman and head of the Office of the President, as described under "Board of Directors and Committees of the Board of Directors" below, from May 18, 2017 to March 21, 2018, when he resumed his role as Chairman. Since 2014, Dr. Lehman has served as Chief Executive Officer of EB Employee Solutions, LLC, a company that provides a fully integrated employer portal that includes health benefit cost reduction strategies and a “high tech, smart touch” wellness program. He is also President of Lehman Ventures, LLC. Dr. Lehman was previously President and Chief Executive Officer of MGC Diagnostics Corporation, a leading cardio-respiratory diagnostic company, and served as President and Chief Executive Officer of Health Fitness Corporation, a population health management company based in Minneapolis, MN. Dr. Lehman has held other senior-level executive and governance positions in the medical and education industries, including President and Chief Executive Officer of INSPIRIS, Inc.; President and Chief Executive Officer of Gordian Health Solutions, Inc.; President and Chief Executive Officer of the National Business Coalition on Health (NBGH); and President of Taylor University in Indiana. Dr. Lehman has also worked with the Health Care Purchasing Institute through Academy Health, the eHealth Initiative, the National Quality Forum, the National Patient Safety Foundation, and other purchasing/quality organizations that promote value-based purchasing and market-based reform. Dr. Lehman has a Doctorate and a Master of Science degree in higher education administration, with a minor in finance and economics from Purdue University and a Bachelor of Science in business management and marketing from Indiana University.

Dr. Lehman is a nationally recognized leader in population health management and brings almost 40 years of experience in senior management positions with healthcare corporations and the management expertise and leadership abilities developed during his service in senior executive roles.

Darrell B. Montgomery (Director). Darrell B. Montgomery has been a member of the Company's Board of Directors since June 22, 2017. Since 2016, Mr. Montgomery has held the position of Vice President of Strategic Engagements with Atos, Inc., a global Information Technology (“IT”) services firm. Mr. Montgomery spent 20 years at Dell Services, now NTT Services, a major IT services firm, where he worked with large enterprises as well as small companies principally focused on strategy development and improving IT infrastructure and served as Director of Operations, Global Software Solutions and held a senior role in the Commercial Solutions Group. Mr. Montgomery also served as Executive Director in charge of establishing and leading the private equity channel working in the Healthcare and Travel & Leisure industries. Mr. Montgomery began his career at Gemini Consulting as a senior consultant leading client teams in telecommunications, computer services, banking and retail in both the United States and Europe. Mr. Montgomery previously served on the Board of Directors of Daegis, Inc. (NASDAQ: DAEG). Mr. Montgomery formerly served on active duty as a U.S. Marine Corps Infantry Officer and is a Trustee of the U.S. Naval Academy Athletic Foundation. Mr. Montgomery earned a Bachelor of Science in history and general engineering, with distinction, from the U.S. Naval Academy and a Masters of Business Administration from Harvard Business School.

Mr. Montgomery brings nearly 30 years in operational management, technology sales, mergers & acquisitions, consulting experience and leadership abilities developed during his career as an executive.

Christopher R. Sansone (Director). Christopher R. Sansone has been a member of the Company's Board of Directors since June 22, 2017. Mr. Sansone brings experience and perspective as an analyst and as a managing partner and founder of Sansone Capital Management, LLC, which he founded in 2007. Prior to founding Sansone Capital Management, LLC, Mr. Sansone held various roles involving small capitalization companies, primarily as an analyst and proprietary trader for Robotti & Company, LLC, a broker-dealer specializing in small- and micro-capitalization equities from 2003 to 2014. Mr. Sansone served as a director on the board of EDAC Technologies from 2011 to 2013 and also on its Audit Committee and Nominating and Governance Committee. Mr. Sansone has served as a director on the board of Decorator Industries from 2011 to 2012. Mr. Sansone was also a member of the committee of unsecured creditors in Palm Harbor Homes from 2010 to 2011 and served as a member on the OCA Incorporated Equity Committee from 2006 to 2007. Mr. Sansone holds a Bachelor of Science in economics from Pace University.

Mr. Sansone brings extensive investment experience as both a managing partner and founder of an investment partnership and various executive leadership roles throughout his career, currently serves as a Managing Partner of Sansone Advisors, LCC, Sansone Capital Management, LLC (collectively, the “Sansone Group”), and is one of the Company’s largest stockholders. Accordingly, Mr. Sansone holds voting and dispositive power over the Common Stock held by the Sansone Group. In addition, Mr. Sansone has shared and voting dispositive power over the Common Stock held by Sansone Partners, LP.

Scott A. Shuda (Director). Scott A. Shuda has been a member of the Company’s Board of Directors since September 7, 2016. Mr. Shuda is a Managing Director and Co-founder of Meridian OHC Partners, LP (“Meridian”) and BlueLine Partners, LLC (“BlueLine”), investment firms that focus on publicly listed technology and healthcare companies. Mr. Shuda served as a director of Iridex Corporation (NASDAQ: IRIX), a global leader in ophthalmic laser systems, from 2012 to 2017 where he was chairman of Iridex’s Compensation Committee and a member of the Nominating and Governance Committee. Mr. Shuda served as a director and Audit Committee member of MGC Diagnostics Corporation (formerly Angeion Corporation) (NASDAQ: MGCD), a global respiratory diagnostics company. Prior to co-founding BlueLine, Mr. Shuda was General Counsel to Vicinity Corporation, an internet search company that went public and was acquired by Microsoft in 2002. Prior to his employment with Vicinity, Mr. Shuda practiced law in California and New York, most recently in the Silicon Valley office of Latham & Watkins LLP. Mr. Shuda holds both a Juris Doctor degree and a Masters of Business administration degree from Georgetown University.

Mr. Shuda has extensive experience with the medical devices industry. He brings more than 20 years of professional experience in law, technology and entrepreneurial endeavors in the industry, including transactions that range from initial public offerings and venture financings to mergers and acquisitions. Mr. Shuda serves as the Managing Director of TSV Investment Partners, LLC (“TSV”), which is the sole general partner of Meridian, the Company’s largest stockholder. Accordingly, Mr. Shuda holds voting and dispositive power over the Common Stock held by Meridian. According to the Schedule 13D (the “Meridian 13D”) filed on February 12, 2016 by Meridian, Meridian TSV II, LP (“Meridian TSV”), TSV, BlueLine Capital Partners II, LP (“BlueLine Capital”) and BlueLine, Mr. Shuda disclaims beneficial ownership for purposes of Rule 13d-3 with respect to the Common Stock held by Meridian and BlueLine.

Joseph E. Whitters (Director). Joseph E. Whitters has been a member of the Company's Board of Directors since April 24, 2012. Mr. Whitters has been an Advisor to Frazier Health Care, a venture capital and private equity firm, since 2005. Previously, Mr. Whitters was employed in various capacities with First Health Group Corp. (formerly NASDAQ: FHCC), a nearly $2 billion market capitalization managed healthcare company serving the group health, workers compensation, and state agency markets, including as Chief Financial Officer and Executive Vice President. Prior to joining First Health, Mr. Whitters served as Controller for United HealthCare Corp. Mr. Whitters serves on the board of directors of PRGX Global, Inc., a business service enterprise, where he also serves on the Compensation Committee and Audit Committee, and Analogic (NASDAQ: ALOG), a leading healthcare and security imaging technology Company, where he serves on the Audit Committee and Strategic Alternatives Committee. Mr. Whitters previously served on the board of directors of Air Methods Corporation, an air medical transportation company. Previously, Mr. Whitters also served on the board of directors and the audit committees of various public companies including Omnicell (NASDAQ: OMCL), Mentor Corporation (formerly NYSE: MNT), Solexa (formerly NASDAQ: SLXA), and Luminent Mortgage (formerly NYSE: LUM). Mr. Whitters has also been an advisor or board member with several private companies. Mr. Whitters began his career in public accounting with Peat Marwick and has a Bachelor's of Arts in accounting degree from Luther College in Iowa. Mr. Whitters is a certified public accountant.

Mr. Whitters brings over 20 years of experience in senior financial management positions with healthcare corporations, extensive public company board experience, and the financial expertise and leadership abilities developed during his service in a senior finance role at a large, national health benefits company.

Executive Officers

The Company's executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, and hold office until such officer's successor is elected and qualified or until such officer's earlier death, resignation or removal. Set forth below are the names and certain biographical information regarding the Company's executive officers.

Name	Age	Position
Richard DiIorio (1)	43	President, Chief Executive Officer and Director
Trent Smith	49	Executive Vice President, Chief Accounting Officer and Corporate Controller

(1) See "Directors" for biographical information regarding Mr. DiIorio.

Trent N. Smith

Trent N. Smith has served as the Company’s Executive Vice President and Chief Accounting Officer since August 2016. Mr. Smith also assumed the roles of Treasurer and Principal Financial Officer upon the resignation of the Company’s Interim Chief Financial Officer effective March 31, 2018. Prior to August 2016, Mr. Smith served as the Company’s Vice President and Corporate Controller, and he continues to serve as Corporate Controller. Prior to joining the Company, Mr. Smith served Syncreon Holdings as Director of External Reporting and Champion Enterprises as Director of Accounting and Financial Reporting. Earlier in Mr. Smith’s career, he served as Director of External Financial Reporting for Dura Automotive, as Director of Internal Controls/Finance at Valeo Wiper Systems, Inc. and Controller of Valeo Distribution, both subsidiaries of Valeo, Inc. Mr. Smith began his career as an auditor with Deloitte & Touche, LLP for three years and spent four years in the United States Navy. Mr. Smith holds a Bachelors of Science in accounting from the University of Illinois and holds a license as a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who beneficially own more than 10% of the Common Stock of the Company to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of the Company are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms prepared by it or received by it with respect to the fiscal year ended December 31, 2017, all reports were filed on a timely basis, except for the following late filings:

(i)

Form 4 for an equity award granted on January 18, 2017 to Mr. Lehman (subsequently filed 1/27/2017) for 60,000 stock options and to each of Messrs. Dreyer, Morris, Shuda and Whitters (all subsequently filed 1/27/2017) for 25,000 stock options;

(ii)	Form 4 for an equity award granted on March 16, 2017 to Mr. Steen for 30,000 stock options and Ms. Skonieczny (both subsequently filed 3/22/2017) for 25,000 stock options;
(iii)

Form 3 for Messrs. Downs (subsequently filed 5/5/2017), Smith (subsequently filed 5/4/2017), DiIorio (subsequently filed 5/18/2017), Sansone (subsequently filed 6/30/2017) and Montgomery (subsequently filed 08/16/2017);

(iv)

Form 4 for an equity award granted on August 18, 2016 to each of Messrs. Downs (subsequently filed 5/5/2017) and Smith (subsequently filed 5/4/2017) for 60,000 stock options and to Mr. DiIorio (subsequently filed 5/18/2017) for 40,000 stock options;

(v)

Form 4 for an equity award granted on March 16, 2017 to each of Messrs. Downs (subsequently filed 5/5/2017) and Smith (subsequently filed 5/4/2017) for 20,000 stock options and to Mr. DiIorio (subsequently filed 5/18/2017) for 25,000 stock options;

(vi)	Form 4 for an equity award granted on September 7, 2017 for Mr. Sansone (subsequently filed 9/12/2017) for 25,000 stock options; and
(vii)	Form 4 for equity awards granted on November 15, 2017 to Mr. DiIorio (subsequently filed 12/12/2017) for 200,000 stock options and 200,000 stock appreciation rights.

Code of Business Conduct and Ethics Policy

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

Board of Directors and Committees of the Board of Directors

Office of the President; Leadership Structure.  Upon the departure of Mr. Eric Steen, the Company's former President and Chief Executive Officer, on May 18, 2017, the Board created a new Office of the President, led by current Chairman of the Board, Dr. Lehman, as Executive Chairman, to support oversight of the Company's strategic initiatives until a new Chief Executive Officer was appointed. The Office of the President also included: Mr. Dreyer, an independent director; Janet Skonieczny, Executive Vice President, Chief Operating Officer, Compliance Officer and Privacy Officer; Richard DiIorio, Executive Vice President and General Manager of Oncology; and Christopher Downs, the Company's former Executive Vice President and Interim Chief Financial Officer. The Office of the President ended with the appointment of Richard DiIorio as the Company's new President and Chief Executive Officer on November 15, 2017, and on March 21, 2018, Dr. Lehman vacated the position of Executive Chairman and resumed his previous duty as Chairman of the Board. At that time, the Company returned to its practice of having the different individuals serving as its Chief Executive Officer and Chairman of the Board. We believe that having an independent, non-executive Chairman of the Board represents an appropriate governance practice for the Company at this time. This structure creates a separation of the day-to-day administrative and strategic planning activities of management from the Board's oversight function.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is composed entirely of Independent Directors. The following individuals are the current members of the Audit Committee: Messrs. Whitters, Montgomery and Sansone. Mr. Whitters serves as Chairman of the Audit Committee. The Board of Directors has affirmatively determined that the members of the Audit Committee are “independent,” as defined in the NYSE American LLC listing standards, and under the additional Audit Committee independence standards in Rule 10A-3 of the Exchange Act. The Audit Committee is responsible for meeting with the Company’s independent registered public accounting firm regarding, among other issues, audits and the adequacy of the Company’s accounting and control systems. The Audit Committee held eight meetings during the fiscal year ended December 31, 2017.

The Board of Directors has determined that Mr. Whitters qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on the Company’s website at www.infusystem.com.

ITEM 11. EXECUTIVE COMPENSATION

Smaller Reporting Company Status

The Company is a "smaller reporting company," as defined in Item 10(f)(1) of Regulation S-K. As a "smaller reporting company," the Company is permitted to provide the scaled disclosure required by Items 402(m)-(r) of Regulation S-K in lieu of the more extensive disclosure required of other reporting companies.

Summary Compensation Table

The following table sets forth the compensation of the named executive officers of the Company for the fiscal years presented below.

Name and Principal Position	Year	Salary ( $ )	Bonus ( $ )	Stock Awards (1) ( $ )	Option Awards (1) ( $ )	Non-Equity Incentive Plan Compensation ( $ )	Change in Pension Value & Nonqualified Deferred Comp ( $ )	All Other Compensation (2) ( $ )	Total ( $ )
Rich DiIorio
President and Chief	2017	$235,227	$78,602	$-	$4,568	$-	$-	$32,813	$351,209
Executive Officer	2016	$223,019	$34,757	$-	$-	$-	$-	$16,020	$273,796
Janet Skonieczny Former EVP and Chief Operating Officer,	2017	$273,565	$107,152	$-	$27,593	$-	$-	$51,870	$460,180
Compliance Officer, Privacy Officer (3)	2016	$268,613	$52,666	$-	$51,360	$-	$-	$34,538	$407,177
Christopher Downs Former EVP, Interim Chief	2017	$211,696	$47,191	$-	$6,852	$-	$-	$22,750	$288,489
Financial Officer and Treasurer (4)	2016	$201,682	$19,218	$-	$51,360	$-	$-	$8,053	$280,312
Eric Steen Former President and Chief	2017	$146,731	$-	$-	$23,211	$-	$-	$231,250	$401,192
Executive Officer (5)	2016	$350,000	$-	$-	$64,200	$-	$-	$16,691	$430,891

(1)

In accordance with the SEC's proxy disclosure rules, included in the "Stock Awards" and "Option Awards" columns are the aggregate grant date fair values of stock awards and option awards made during the respective fiscal years computed in accordance with FASB ASC Topic 718. The measurement objective of FASB ASC Topic 718 is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as in the case of stock options the expected volatility at the grant date. The grant date fair value of an award reflects the accounting expense and may not represent the actual value that will be realized. For a discussion of the assumptions used in computing this valuation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2)

The Company matches all of an employee's 401(k) contribution up to a maximum of 5% of a participant’s eligible salary, or certain statutory limits. All Other Compensation for 2017 consists of the following: (i) for Mr. DiIorio, $8,800 for an automobile allowance, $15,939 for vacation pay-out, $217 for life insurance benefits, $6,140 for 401(k) match and $1,717 for retro pay; (ii) for Ms. Skonieczny,$9,600 for an automobile allowance, $26,488 for vacation pay-out, $1,161 in life insurance benefits, $13,500 for 401(k) match, $621 for retro pay and $500 for employer paid health savings account; (iii) for Mr. Downs $21,332 for vacation payout, $176 for life insurance benefits, $242 for retro pay and $1,000 for employer paid health savings account; and (iv) for Mr. Steen, $660 for life insurance benefits, $26,321 for vacation pay-out, $1,000 for employer paid health savings account and $203,269 in severance pay. All Other Compensation for 2016 consists of the following: (i) for Ms. Skonieczny, $9,600 for an automobile allowance, $10,053 for vacation pay-out, $1,135 in life insurance benefits, $13,250 for 401(k) match and $500 for employer paid health savings account; and (ii) for Mr. Steen, $1,980 for life insurance benefits, $461 for vacation pay-out, $13,250 for 401(k) match and $1,000 for employer paid health savings account.

(3)

The employment of Ms. Skonieczny ended on April 28, 2018 due to her retirement. The "Option Awards" column reflects certain grants of stock options to Ms. Skonieczny, which were subsequently forfeited in connection with her departure unless they are exercised within a period of three months from the date Ms. Skonieczny ceased to be an employee of the Company and its subsidiaries.

(4)

The employment of Mr. Downs ended on March 31, 2018 due to his resignation. The "Option Awards" column reflects certain grants of stock options to Mr. Downs, which were subsequently forfeited in connection with his departure unless they are exercised within a period of three months from the date Mr. Downs ceased to be an employee of the Company and its subsidiaries.

(5)

The employment of Mr. Steen concluded as of May 18, 2017. The “Option Awards” column reflects certain grants of stock options to Mr. Steen, which were subsequently forfeited in connection with his departure.

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2017:

	Option Awards:					Stock Awards:
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)

Rich DiIorio (3)	50,000	-	-	$2.69	12/08/24	-	$-	200,000	$55,000
	17,188	7,813	-	$2.60	03/10/25	-	$-	-	$-
	17,778	22,222	-	$2.76	08/18/26	-	$-	-	$-
	6,250	18,750	-	$2.15	03/15/27	-	$-	-	$-
	-	25,000	-	$1.98	09/06/27	-	$-	-	$-
	4,167	195,833	-	$2.00	11/15/22	-	$-	-	$-

Janet Skonieczny (4)	26,667	33,333	-	$2.76	08/18/26	3,333	$7,665.90	-	$-
	6,250	18,750	-	$2.15	03/15/27	-	$-	-	$-
	-	25,000	-	$1.98	09/06/27	-	$-	-	$-

Christopher Downs (5)
	10,000	-	-	$1.93	06/15/19	-	$-	-	$-
	25,000	-	-	$2.69	12/08/24	-	$-	-	$-
	13,750	6,250	-	$2.60	03/10/25	-	$-	-	$-
	26,667	33,333	-	$2.76	08/18/26	-	$-	-	$-
	5,000	15,000	-	$2.15	03/15/27	-	$-	-	$-
	-	25,000	-	$1.98	09/06/27	-	$-	-	$-

Eric Steen (6)	1,667	28,333	-	$2.15	03/15/27	-	$-	-	$-
	16,667	58,333	-	$2.76	08/18/26	-	$-	-	$-
	60,000	-	-	$3.00	03/06/19	-	$-	-	$-
	300,000	-	-	$1.75	04/01/23	-	$-	-	$-
	400,000	-	-	$2.75	04/01/23	-	$-	-	$-

(1)

Represents unvested restricted stock units, each representing a contingent right to receive one share of the Company's Common Stock, multiplied by $2.30, the closing price of the Company's Common Stock on December 29, 2017 (the last trading day in fiscal 2017), as quoted by the NYSE American LLC.

(2)

As part of Mr. DiIorio’s employment agreement, dated November 15, 2017, he was awarded 200,000 Stock Appreciation Rights (“SARs”) that have the following criteria: 200,000 SARs will vest and become exercisable on December 31, 2018 and will expire on March 31, 2019.

(3)

At December 31, 2017, Mr. DiIorio owned: (i) unvested options to purchase 7,813 shares of Common Stock, which vest in 15 equal remaining monthly installments on the 12th day of each month; (ii) unvested options to purchase 22,222 shares of Common Stock, which vest in 20 equal remaining monthly installments on the 17th day of each month; (iii) unvested options to purchase 18,750 shares of Common Stock, which vest in 27 equal remaining monthly installments on the 17th day of each month; (iv) unvested options to purchase 25,000 shares of Common Stock, which vest in three equal annual installments starting on September 8, 2018; (v) unvested options to purchase 195,833 shares of Common Stock, which vest in 47 equal remaining monthly installments on the 16th day of each month. At December 31, 2017, Mr. DiIorio owned 200,000 SARs which vest based on share price and achievement of performance goals and can be settled in cash or shares.

(4)

At December 31, 2017, Ms. Skonieczny owned 3,333 restricted stock units, which vest in two equal remaining annual installments on March 12th of each year. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2017, Ms. Skonieczny owned: (i) unvested options to purchase 33,333 shares of Common Stock, which vest in 20 equal remaining monthly installments on the 17th day of each month; (ii) unvested options to purchase 18,750 shares of Common Stock, which vest in 27 equal remaining monthly installments on the 17th day of each month; (iii) unvested options to purchase 25,000 shares of Common Stock, which vest in three equal annual installments starting on September 8, 2018. The employment of Ms. Skonieczny ended on April 28, 2018 due to her retirement. The "Option Awards" columns reflect certain grants of stock options to Ms. Skonieczny, which were subsequently forfeited in connection with her departure unless they are exercised within a period of three months from the date Ms. Skonieczny ceased to be an employee of the Company and its subsidiaries. The “Stock Awards” columns reflect grants of stock to Ms. Skonieczny, which were subsequently forfeited in connection with her departure.

(5)

At December 31, 2017, Mr. Downs owned: (i) unvested options to purchase 6,250 shares of Common Stock, which vest in 15 equal remaining monthly installments on the 12th day of each month; (ii) unvested options to purchase 33,333 shares of Common Stock, which vest in 20 equal remaining monthly installments on the 17th day of each month; (iii) unvested options to purchase 15,000 shares of Common Stock, which vest in 27 equal remaining monthly installments on the 17th day of each month; (iv) unvested options to purchase 25,000 shares of Common Stock, which vest in three equal annual installments starting on September 8, 2018. The employment of Mr. Downs ended on March 31, 2018 due to his resignation. The "Option Awards" columns reflect certain grants of stock options to Mr. Downs, which were subsequently forfeited in connection with his departure unless they are exercised within a period of three months from the date Mr. Downs ceased to be an employee of the Company and its subsidiaries.

(6)

The employment of Mr. Steen ended as of May 18, 2017. All vested and unvested options and Common Stock awards were subsequently forfeited in connection with his departure. In accordance with Mr. Steen’s stock option agreements, any stock option exercisable had to be exercised within a period of three months from the date he ceased to be an employee or director of the Company and its subsidiaries.

Agreements with Mr. DiIorio

Pursuant to an Employment Agreement (the "DiIorio Employment Agreement") effective as of November 15, 2017, Mr. DiIorio was named Chief Executive Officer and is entitled to receive: (i) a base salary of $312,000; and (ii) an annual performance bonus of up to 50% of his base salary, or $156,000 annually, based upon satisfaction of performance objectives to be developed by the Compensation Committee. Mr. DiIorio is also eligible for additional discretionary bonuses based on the achievement of certain specified goals established by the Compensation Committee. Mr. DiIorio will be considered an “at will” employee, whereby Mr. DiIorio’s employment with the Company may be terminated at any time by either party. Pursuant to the DiIorio Employment Agreement, Mr. DiIorio is also eligible for additional option grants and SARs as determined by the Compensation Committee. Mr. DiIorio is subject to a two-year non-solicitation provision for soliciting customers or employees or diverting business from the Company and a two-year non-competition provision for employment with or participation in a competitive business in the United States, Canada, Mexico or other country in which the Company has conducted business. The DiIorio Employment Agreement contains customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification provisions applicable to the duration of Mr. DiIorio’s employment and thereafter.

Under the DiIorio Employment Agreement, Mr. DiIorio’s employment will terminate immediately upon his death or permanent disability. Mr. DiIorio would be entitled to: (i) the unpaid base salary earned for services rendered through the date of his death or permanent disability; (ii) any accrued but unpaid incentive compensation earned in the previous year ("Bonus Amount") as of the date of his death or permanent disability; (iii) the accrued but unpaid paid time off ("PTO") earned through the date of his death or permanent disability; and (iv) the limited death, disability, and/or income continuation benefits. In the event Mr. DiIorio is involuntarily terminated by the Company without "cause" (as defined in the DiIorio Employment Agreement), Mr. DiIorio will be entitled to receive: (i) the unpaid base salary earned for services rendered through the date of such termination; (ii) any accrued and unpaid Bonus Amount; (iii) the accrued but unpaid PTO; (iv) unreimbursed amounts to which he is entitled to reimbursement under the DiIorio Employment Agreement; (v) a severance payment, in an aggregate amount equal to three months of Mr. DiIorio’s then-current base salary; and (vi) three months of COBRA coverage.

Mr. DiIorio received, pursuant to the terms of a Stock Option Agreement by and between the Company and Mr. DiIorio, dated as of November 15, 2017 (the "Stock Option Agreement"), 200,000 stock options from the Company's 2014 Equity Plan, with an exercise price of $2.00. The stock options were granted on November 15, 2017 and will vest monthly over a four-year period and will expire on the fifth anniversary of their grant date. Additionally, in the event of Mr. DiIorio’s involuntary termination by the Company without "cause," that portion of the stock options that by their terms have not become exercisable will become immediately exercisable and, along with any portion of the stock options that have become exercisable prior to the date of such termination, will remain exercisable for three months. If Mr. DiIorio dies while the stock options are outstanding, then the personal representative or beneficiary under his will or in accordance with the laws of inheritance will have the right to exercise vested stock options until the expiration date of the stock options or for 12 months, whichever is earlier. If Mr. DiIorio terminates his employment with the Company voluntarily, unvested stock options will immediately terminate and cease to be exercisable and Mr. DiIorio will have until the expiration date of the stock options or a period of three months to exercise vested stock options, whichever is earlier. If Mr. DiIorio is terminated for "cause," he will be entitled to receive any: (i) unpaid base salary earned for services rendered through the date of his termination; (ii) accrued but unpaid Bonus Amount as of the date of his termination; and (iii) accrued but unpaid PTO earned through the date of his termination. If Mr. DiIorio is terminated for "cause," the stock options will terminate immediately, whether or not then exercisable. The vesting of the stock options may also be accelerated by the Compensation Committee, in its sole discretion.

Under the Stock Option Agreement, in the event of a Change in Control (as defined below), the Committee will take or cause to be taken one or more of the following actions to be effective as of the date of such Change in Control:

(a) provide that Mr. DiIorio’s options shall be assumed, or equivalent options shall be substituted (“Substitute Options”), by the acquiring or succeeding corporation (or an affiliate thereof), provided that: the shares of stock issuable upon the exercise of such Substitute Options shall constitute securities registered in accordance with the Securities Act of 1933, as amended (the “1933 Act”), or such securities shall be exempt from such registration in accordance with Sections 3(a)(2) or 3(a)(5) of the 1933 Act (collectively, “Registered Securities”), or in the alternative, if the securities issuable upon the exercise of such Substitute Options shall not constitute Registered Securities, then Mr. DiIorio will receive upon consummation of the Change in Control transaction a cash payment for the option surrendered equal to the difference between (1) the fair market value of the consideration to be received for each share of Common Stock in the Change in Control transaction times the number of shares of Common Stock subject to the surrendered option, and (2) the aggregate exercise price of the surrendered option; or

(b) in the event of a transaction under the terms of which the holders of the shares of Common Stock of the Company will receive upon consummation thereof a cash payment (the “Merger Price”) for each share of Common Stock exchanged in the Change in Control transaction, to make or to provide for a cash payment to Mr. DiIorio equal to the difference between (A) the Merger Price times the number of shares of Common Stock under the option (to the extent then exercisable at prices not in excess of the Merger Price) and (B) the aggregate exercise price of all such shares of Common Stock under the option in exchange for such shares of Common Stock under the option.

For purposes of the Stock Option Agreement, the term “Change in Control” means: (i) the sale of all or substantially all of the assets of the Company; (ii) the merger or recapitalization of the Company whereby the Company is not the surviving entity; or (iii) the acquisition, directly or indirectly, of the beneficial ownership (within the meaning of that term as it is used in Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of fifty percent (50%) or more of the outstanding voting securities of the Company by any person, trust, entity or group.

Mr. DiIorio further received, pursuant to the terms of a Stock Appreciation Right Award Agreement by and between the Company and Mr. DiIorio, dated as of November 15, 2017 (the "SAR Agreement"), 200,000 SARs from the Company's 2014 Equity Plan, with an exercise price of $2.00 and an expiration date of March 31, 2019. Each SAR entitles Mr. DiIorio to receive, upon exercise, an amount equal to the excess of (i) the market value of a share on the date of exercise, over (ii) the “exercise price per stock appreciate right.” The SARs are broken down as follows: (i) 100,000 SARs will vest and become exercisable during the period beginning on December 31, 2018, and ending on the expiration date, if the Compensation Committee certifies that the Company achieved ninety percent (90%) or more of target on both elements of the Company’s corporate objectives under the 2018 Employee Incentive Compensation Plan; and (ii) 100,000 SARs will vest and become exercisable during the period beginning on December 31, 2018, and ending on the expiration date, if the Company’s shares have a closing public market price on the NYSE American LLC of $3.00 or more for any period of ten (10) consecutive trading days during the period beginning on January 1, 2018, and ending on December 31, 2018. No SARs shall vest after Mr. DiIorio’s termination of service as an employee, director, or other service provider of the Company and its subsidiaries and any unvested SARs shall not be exercisable after Mr. DiIorio’s termination of service as an employee, director, or other service provider of the Company and its Subsidiaries. Mr. DiIorio (or in the case of exercise after Mr. DiIorio’s death, the Mr. DiIorio’s executor, administrator, heir or legatee, as the case may be) may exercise his vested SARs, in whole or in part, by following the procedures: (1) if partially exercised, Mr. DiIorio may exercise the remaining unexercised portion of the SARs at any time after vesting and until the expiration date. No SARs shall be exercisable after the earlier of (i) the expiration date set out above; or (ii) three (3) months after the date Mr. DiIorio ceases to be an employee or director of the Company and its subsidiaries, unless Mr. DiIorio’s termination of service occurred due to death, in which case the SARs will expire and may not be exercised more than one (1) year following Mr. DiIorio’s date of death. To exercise the SARs, Mr. DiIorio (or in the case of exercise after Mr. DiIorio’s death, Mr. DiIorio’s executor, administrator, heir or legatee, as the case may be) must deliver a written notice (or notice through another previously approved method, which could include a web-based or e-mail system) to the Controller of the Company, or his or her designee, which sets forth the number of SARs being exercised, together with any additional documents the Company may require. Each such notice must satisfy whatever then-current procedures apply to the SARs and must contain such representations as the Company requires. Upon the exercise of all or a portion of the SARs, Mr. DiIorio shall be entitled to, at the election of the Committee, either (i) a cash payment equal to the appreciation value of the SARs being exercised or (ii) shares of Common Stock (if available under one of the Company’s equity plans) with a market value equal to the appreciation value of the SARs being exercised, and in each case, less any amounts withheld for taxes. Unless otherwise determined by the Committee at the time of a Change in Control (as defined above), a Change in Control shall have no effect on the SARs. In the event of a Change in Control, the Committee may, in its discretion and upon at least ten (10) days’ advanced notice to Mr. DiIorio, cancel the SARs and pay to Mr. DiIorio the appreciation value of the SARs based upon the price per share of Shares received or to be received by other shareholders of the Company in the event. Notwithstanding the foregoing, if at the time of a Change in Control the exercise price of the SARs equals or exceeds the price paid for a share of Common Stock in connection with the Change in Control, the Committee may cancel the SARs.

On March 16, 2017, the Compensation Committee granted Mr. DiIorio options to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $2.15 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

On September 7, 2017, the Compensation Committee granted Mr. DiIorio options to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $1.98 per share. The options vest in equal annual installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

Agreements with Ms. Skonieczny

Pursuant to an amended and restated Employment Agreement with Ms. Skonieczny dated January 2, 2013, Ms. Skonieczny was named Chief Operating Officer and was entitled to receive: (i) an annual salary of $250,000, an annual cash bonus award of up to $125,000, with the opportunity to increase the annual bonus up to $250,000 at the Company's discretion; (ii) options for 110,000 shares of the Company's Common Stock pursuant to the 2007 Equity Plan, of which one-third of such options would vest on each of the next three anniversaries of the grant date, provided she remained employed on such dates and such options would immediately vest in the event she was terminated within six months of a change in control; and (iii) customary employee benefits available to all full-time employees of the Company. Upon termination of Ms. Skonieczny's employment by the Company without cause, Ms. Skonieczny would have been entitled to all accrued and unpaid salary, any bonus earned in the previous year, pro-rata vesting of outstanding options and restricted stock, a pro-rata bonus for the then current year, assuming full achievement of performance targets, and one year of base salary paid over one year. In the event Ms. Skonieczny's employment was terminated other than by the Company without cause (as defined in her Employment Agreement), Ms. Skonieczny would have been entitled to receive all accrued and unpaid salary, benefits and other compensation, including any bonus earned in the previous year. She would also be subject to a two-year non-competition provision and customary confidentiality, non-disparagement, protection of Company proprietary information, protection of Company intellectual property, and indemnification obligations for the duration of her employment and thereafter.

On March 11, 2015, the Compensation Committee granted Ms. Skonieczny 6,666 restricted stock units which vest in four equal annual installments beginning March 11, 2016. The grant was made under the 2014 Equity Plan. Each unit represents a contingent right to receive one share of the Company's Common Stock and settlement of the underlying shares of Common Stock will occur on each vesting date.

On August 18, 2016, the Compensation Committee granted Ms. Skonieczny options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $2.76 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

On March 16, 2017, the Compensation Committee granted Ms. Skonieczny options to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $2.15 per share. The options vest in equal monthly installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

On September 7, 2017, the Compensation Committee granted Ms. Skonieczny options to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $1.98 per share. The options vest in equal annual installments over a three-year period, expire after ten years and are otherwise exercisable in accordance with the Company’s 2014 Equity Plan.

Ms. Skonieczny retired from the Company effective April 28, 2018. In connection with her retirement, she forfeited her outstanding restricted stock units and stock options (to the extent not exercised within three months of her retirement).

Agreements with Mr. Steen

The Company was a party an Employment Agreement with Mr. Steen, effective as of April 1, 2013, and as amended on January 18, 2016. The employment of Mr. Steen was terminated upon mutual agreement with the Company effective May 18, 2017. On June 8, 2017, in connection with Mr. Steen’s departure, the Company and Mr. Steen entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the Separation Agreement and in consideration of Mr. Steen’s general release and his agreement to certain restrictive covenants, Mr. Steen received certain severance benefits, including (a) any accrued but unpaid bonus, if any, (b) a payment equal to 12 months of his current base salary, payable over a period of 12 months,(c) any target bonus to which he would otherwise be entitled if employed during the next 12 months, if any, (d) for a period of three months, an amount equal to the cost of his COBRA health benefits, and (e) in lieu of receiving three months’ notice of termination, a payment equal to three months of his current base salary, payable over a period of three months. Mr. Steen subsequently forfeited his unvested equity awards in connection with his departure from the Company. In accordance with Mr. Steen's stock option agreement, any stock option exercisable as of the date of his departure must have bene exercised within a period of three months from the date he ceased to be an employee or director of the Company and its subsidiaries.

Restricted Stock Unit Award Agreements

Prior to her retirement, Ms. Skonieczny held restricted stock units, the terms of which were governed by restricted stock unit award agreements, unless otherwise modified by her respective employment agreement as described above. Under the terms of this agreement, in the event the grantee’s employment with the Company terminated prior the vesting of any restricted stock units, such non-vested restricted stock units would be forfeited by the grantee and no benefits would be payable with respect to such forfeited units. Notwithstanding the foregoing, in the event of a "change in control" (as defined in the agreements), the Compensation Committee would provide that any unvested restricted stock units would be assumed, or equivalent restricted stock units would be substituted (“Substitute Award”) by the acquiring or succeeding corporation (or an affiliate thereof), provided that the shares of stock issuable upon the payment of such Substitute Award constituted securities registered in accordance with the Securities Act of 1933, as amended, or such securities were exempt from such registration. In the alternative, if the securities issuable upon the payment of such Substitute Award would not meet the requirements in the preceding sentence, then the grantee would receive upon consummation of the "change in control" transaction a cash payment for the unvested restricted stock units surrendered equal to the fair market value of the consideration to be received for each share of Common Stock in the "change in control" transaction times the number of shares of Common Stock underlying the unvested restricted stock units. Ms. Skonieczny forfeited these restricted stock units upon her retirement.

Directors Compensation

The following table sets forth the compensation for the Company’s non-employee directors who served during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ( $ )	Stock Awards ($)	Option Awards ( $ ) (3)	All Other Compensation ( $ ) (4)	Total ( $ )
David Dreyer (1)	$-	$-	$26,129	$40,000	$66,129
Gregg Lehman (1)	$-	$-	$167,224	$-	$167,224
Darrell Montgomery (2)	$-	$-	$-	$-	$-
Christopher Sansone (2)	$-	$-	$-	$-	$-
Scott Shuda (1)	$-	$-	$-	$-	$-
Joseph Whitters (1)	$67,479	$-	$21,966	$-	$89,446

(1)

As part of their compensation package, each Independent Director, with the exception of Dr. Lehman, who received options to purchase 60,000 shares of the Company’s Common Stock as Chairman, received options to purchase 25,000 shares of the Company’s Common Stock. In 2017, each Independent Director received two compensation packages. The first package was awarded on January 18, 2017 and was for their 2016 awards. No awards were issued to any Director in 2016. The second package was awarded on September 7, 2017 and was for their 2017 awards. As of December 31, 2017, Messrs. Dreyer and Whitters each had 75,000 aggregate outstanding stock options (54,167 of which were exercisable) that expire in equal installments of 25,000 on May 12, 2020, January 17, 2022 and September 6, 2022. As of December 31, 2017, Dr. Lehman had 180,000 aggregate outstanding stock options (130,000 of which were exercisable) that will expire in equal installments of 60,000 on May 12, 2020, January 17, 2022 and September 6, 2022. As of December 31, 2017, Mr. Shuda had 50,000 aggregate outstanding stock options (29,167 of which were exercisable) that will expire in equal installments of 25,000 on January 17, 2022 and September 6, 2022.

(2)

Mr. Montgomery and Sansone were elected to the Board of Directors on June 22, 2017 and received a pro-rata portion of their director fees for 2017. As of December 31, 2017, Mr. Montgomery and Sansone each had 25,000 aggregate outstanding stock options (6,250 of which were exercisable) that will expire on September 6, 2022.

(3)

Amounts include both the 2017 and 2016 compensation packages. Mr. Montgomery and Sansone were not awarded any options from the January 18, 2017 awards as they were not elected to the Board until June 22, 2017. These options were granted to the Independent Directors on January 18, 2017, for the 2016 compensation package, and September 7, 2017, for the 2017 compensation package. The 2016 compensation awards were excluded from the Directors’ Compensation table used in the 2016 Proxy Statement.

(4)

Mr. Dreyer entered into a consulting agreement with the Company dated April 15, 2017, pursuant to which Mr. Dreyer provided certain finance and accounting services to the Company. Under the agreement, Mr. Dreyer was entitled to a consulting fee of $10,000 per month (subject to an annual cap to preserve Mr. Dreyer’s status as an independent director) and reimbursement of expenses. The term of the agreement renewed on a monthly basis and concluded in August 2017.

Current Independent Director Compensation

The following is a description of the cash compensation for the Company’s Directors. Each of the Directors will receive the following annual cash compensation arrangements:

●	$50,000 for each non-executive Independent Director on the Board;
●	$100,000 for the Chairman;
●	$15,000 for the Chair of the Audit Committee and $10,000 for each Audit Committee member;
●	$10,000 for the Chair of the Compensation Committee and $6,667 for each Compensation Committee member; and
●	$5,000 for the Chair of the Nominating and Governance Committee and $3,334 for each Nominating and Governance Committee member.

Board and Committee compensation are paid quarterly, on calendar quarters.

The following is a description of the stock compensation for the Company’s Directors. Each of the Directors will receive the following annual stock compensation arrangements:

●	Options for 25,000 shares of the Company’s Common Stock for each Independent Director; and
●	Options for 60,000 shares of the Company’s Common Stock for the Chairman.

Any such grant of options to Directors would be contingent upon sufficient share capacity under the Company’s Equity Plan. Further, such options would typically be granted on the date of the Company’s annual meeting of stockholders, however, in 2017, the Board granted options pertaining to the 2016 period on January 18, 2017 and the shares pertaining to the 2017 period on September 7, 2017. Options were granted with an exercise price equal to the closing price of the Company’s Common Stock on the date of grant and vest monthly over a period of one year and immediately upon a change in control, as defined under the Company’s Equity Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common
Stock as of April 25, 2018, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

●

each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owners	Number of Shares	Percent**
Scott Shuda/ Meridian OHC Partners, LP (1)	3,197,319	14.0%
Affiliates of Meson Capital Partners LLC and 22 NW, LP (2)	2,327,774	10.2%
Minerva Advisors LLC (3)	2,056,064	9.0%
Steven Tannenbaum/Greenwood Investments, Inc. (4)	1,802,681	7.9%
AWM Investment Company, Inc. (5)	1,513,817	6.6%
Christopher Sansone/Sansone Advisors, LLC (6)	1,500,215	6.6%
Joseph Whitters (7)	209,670	*
Eric Steen (8)	199,343	*
David Dreyer (9)	192,101	*
Janet Skonieczny (10)	217,651	*
Richard DiIorio (11)	214,044	*
Gregg Lehman (12)	180,000	*
Christopher Downs (13)	109,172	*
Trent Smith (14)	93,611	*
Darrell Montgomery (15)	41,667	*
All directors and officers as a group (8 individuals) (16)	5,628,626	24.6%

* Less than 1%

** Based on 22,805,775 shares of Common Stock outstanding as of April 25, 2018. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2018 of 64,653 and shares issued as part of the Company’s Employee Stock Purchase Plan (“ESPP”) of 24,942, are deemed outstanding in addition to the 22,805,775 shares of Common Stock outstanding as of April 25, 2018 for purposes of computing the percentage ownership of the person holding the options or the person whose shares will vest, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Ownership numbers are based on the most recent information available to the Company with respect to Messrs. Downs and Steen and Ms. Skonieczny.

(1)

Based solely on a review of Form 4 filed on March 16, 2018 by Meridian OHC Partners, LP. ("Meridian"), Meridian TSV II, LP ("Meridian TSV"), TSV Investment Partners, LLC ("TSV"), BlueLine Capital Partners II, LP ("Blue Line Capital") and Blue Line Partners, LLC ("Blue Line"). The aggregate number of shares beneficially held by these entities is 3,155,652. Mr. Shuda serves as the Managing Director of TSV, which is the sole general partner of Meridian. Accordingly, Mr. Shuda holds voting and dispositive power over 3,155,652 shares of Common Stock held by Meridian and 41,667 shares of Common Stock that may be acquired by Mr. Shuda upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018. The business address of Meridian is 425 Weed Street, New Canaan, CT 06840.

(2)

Based solely on a review of Schedule 13D jointly filed on April 25, 2018 (the "Schedule 13D") by Meson Capital LP ("MC"), Meson Capital Partners LLC ("Meson"), Ryan J. Morris, 22 NW, LP ("22 NW"), 22 NW, GP, Inc. ("22 NW GP"), Aron English, Mohamed Alkady, Daniel Balda, Bryan Boches, Richard Linder and Asha Saxena (collectively, the "Reporting Persons"). MC holds sole voting and dispositive power over 1,171,865 shares of Common Stock. Meson is the general partner of MC and may be deemed to have shared voting and dispositive power over the 1,171,865 shares of Common Stock owned by MC. Mr. Morris holds sole voting and dispositive power over 87,344 shares of Common Stock. In addition, Mr. Morris is the managing member and sole shareholder of Meson and may be deemed to have shared voting and dispositive power over the 1,171,865 shares of Common Stock owned by MC. 22 NW holds sole voting and dispositive power over 1,017,415 shares of Common Stock. 22 NW GP serves as general partner of 22 NW and may be deemed to have shared voting and dispositive power over the 1,017,415 shares of Common Stock owned by 22 NW. Mr. English is the shareholder of 22 NW GP and a limited partner of 22 NW and may be deemed to have shared voting and dispositive power over the 1,017,415 shares of Common Stock owned by 22 NW. Mr. Boches holds sole voting and dispositive power over 51,150 shares of Common Stock. In the Schedule 13D, the Reporting Persons disclosed that each Reporting Person, as a member of a "group" with the other Reporting Persons for the purposes of Section 13(d)(3) of the Exchange Act, may be deemed the beneficial owner of the shares of Common Stock directly owned by the other Reporting Persons. Each of the Reporting Persons disclaims beneficial ownership of such shares of Common Stock except to the extent of his or its pecuniary interest therein. The business address for MC, Meson and Mr. Morris is One Sansome Street, Suite 1895, San Francisco, CA 94104. The business address for 22 NW, 22 NW GP and Mr. English is 1455 NW Leary Way, Seattle, WA 98107. The business address of Mr. Alkady is 575 Anton Boulevard, #1150, Costa Mesa, CA 92626. The business address of Mr. Balda is 600 N Atlantis Road, Melbourne, FL 32904. The business address of Mr. Boches is 85 Liberty Ship, Suite 203, Sausalito, CA 94965. The business address of Mr. Linder is 3465 North Pines Way, Suite 104, No. 25, Wilson, WY 83014. The business address of Ms. Saxena is 55 Cambridge Drive, Colonia, NJ 07067.

(3)

Based solely on a review of Schedule 13F-HR/A filed on February 2, 2018 by Minerva Advisors LLC (“Minerva Advisors”), which is the investment advisor to Minerva Group, L.P (“Minerva Group”). The aggregate number of shares beneficially held by these entities is 2,056,064. Minerva Group holds sole voting and investment power over 1,282,712 shares of Common Stock, and Minerva Advisors holds sole voting and investment power over 773,352 shares of Common Stock. The business address of Minerva Advisors is 50 Monument Road Suite 201, Bala Cynwyd, Pennsylvania, 19004.

(4)

Based solely on a review of Schedule 13G/A filed on February 14, 2017 by Steven Tannenbaum, Greenwood Capital Limited Partnership ("Greenwood Capital"), Greenwood Investments, Inc., ("Greenwood Investments"), and ST Partners LLC ("ST"). Greenwood Capital and Greenwood Investments, as the sole general partner of Greenwood Capital, beneficially own, in the aggregate, 1,706,201 shares of Common Stock and ST beneficially owns 96,480 shares of Common Stock. Each of Greenwood Capital, Greenwood Investments and ST has sole voting and dispositive power of the shares of Common Stock beneficially owned by it. Mr. Tannenbaum, as the president of Greenwood Investments and the manager and sole member of ST, has the power to vote and dispose of the 1,802,681 shares of Common Stock. The business address of Mr. Tannenbaum, Greenwood Investments, Greenwood Capital and ST is 222 Berkeley Street, 12th Floor, Boston, Massachusetts 02116.

(5)

Based solely on a review of Schedule 13G/A filed on February 13, 2018 by AWM Investment Company, Inc. (“AWM”), which is the investment advisor to Special Situations Life Sciences Fund, L.P (“SSLS”). The aggregate number of shares beneficially held by these entities is 1,513,817. AWM holds sole voting and investment power over 1,513,817 shares of Common Stock held by SSLS. The business address of AWM is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(6)

Based solely on a review of Form 4 filed on November 28, 2017 by Sansone Advisors, LLC, Sansone Capital Management, LLC and Christopher Sansone, which each have shared voting and dispositive power over 1,483,548 shares of Common Stock, and Sansone Partners, LP, which has shared voting and dispositive power over 1,310,012 shares of Common Stock. The reported securities may also be deemed to be indirectly beneficially owned by Mr. Christopher Sansone as the managing member of the Investment Manager and the General Partner. Accordingly, Mr. Sansone holds voting and dispositive power over 1,483,548 shares of Common Stock held by Sansone Advisors, LLC and 16,667 shares of Common Stock that may be acquired by Mr. Sansone upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018. The address for each party is 151 Bodman Place, Suite 100, Red Bank, New Jersey 07701.

(7)

Represents 143,003 shares of Common Stock held directly and 66,667 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018.

(8)

Represents 199,343 shares of Common Stock held directly. The employment of Mr. Steen ended upon mutual agreement with the Company effective as of May 18, 2017. In accordance with Mr. Steen’s stock option agreements, any stock options exercisable had to be exercised within a period of three months from the date he ceased to be an employee or director of the Company and its subsidiaries.

(9)

Represents 125,434 shares of Common Stock held directly and 66,667 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018.

(10)

Represents 171,263 shares of Common Stock held directly; 44,722 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018 and 1,666 restricted stock units. vested but not issued. Ms. Skonieczny’s employment ended with her retirement, effective April 28, 2018. In accordance with Ms. Skonieczny’s stock option agreements, any stock options exercisable have to be exercised within a period of three months from the date she ceases to be an employee or director of the Company and its subsidiaries.

(11)

Represents 83,843 shares of Common Stock held directly; 127,847 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018 and 2,354 shares of Common Stock purchased but not yet issued as part of the Company’s ESPP.

(12)

Represents 20,000 shares of Common Stock held directly and 160,000 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018.

(13)

Represents 15,561 shares of Common Stock held directly and 93,611 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018. Mr. Downs’ employment ended with his resignation, effective March 31, 2018. In accordance with Mr. Downs’ stock option agreements, any stock options exercisable have to be exercised within a period of three months from the date he ceases to be an employee or director of the Company and its subsidiaries.

(14)	Represents 93,611 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018.
(15)

Represents 25,000 shares of Common Stock held directly and 16,667 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018.

(16)

Represents 397,280 shares of Common Stock held directly, 4,639,200 shares held indirectly and 589,792 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 25, 2018; 1,666 restricted stock units vested but not issued and 2,354 shares of Common Stock purchased but not yet issued as part of the Company’s ESPP. Business address for each of the directors and executive officers is c/o InfuSystem Holdings, Inc., 31700 Research Park Drive, Madison Heights, Michigan 48071.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

Plan Category		Number of securities to be issued upon exercise of outstanding options and rights ( a )	Weighted average exercise price of outstanding options and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )

Equity compensation plans approved by security holders	(1)
2007 Plan *		133,293	$2.00	-
2014 Plan**		1,974,999	$2.44	25,001

Total		2,108,292	$2.42	25,001

* As of December 31, 2015, this plan is no longer in effect other than for 133,293 shares of common stock issuable upon the exercise of stock option awards that were previously granted and remain outstanding.

** Includes 2,000,000 shares of common stock originally authorized for issuance pursuant to the 2014 Equity Plan approved by shareholders at the 2014 Annual Shareholder Meeting.

(1) This amount includes 12,460 shares of Common Stock issuable upon the vesting of certain time restricted stock awards and 1,949,126 shares of Common Stock issuable upon the exercise of vested stock option awards.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company's Board of Directors and Audit Committee are responsible for reviewing and approving all transactions involving the Company and "related parties" (generally, directors, executive officers and stockholders owning five percent or greater of the Company's outstanding stock and their immediate family members). The Board of Directors and Audit Committee approve all related party transactions in advance. The Board of Directors and Audit Committee consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director's independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Board of Directors or the Audit Committee will participate in any review, consideration or approval of any related party transaction with respect to which such member or any of his or her immediate family members is the related person. The Board of Directors and Audit Committee will approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as determined in good faith. The Board of Directors and Audit Committee will review all related party transactions annually to determine whether it continues to be in the Company's best interests.

Related Party Transactions

The Company does not have any related party transactions required to be reported under Item 404(d) of Regulation S-K.

Director Independence

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of the NYSE American LLC. Based upon information solicited from each director, the Board of Directors has affirmatively determined that each of the directors (including those persons that served as a director during any part of 2017) are (or, in the case of former directors, were) “independent” within the meaning of NYSE American LLC’s director independence standards, except for: Dr. Lehman, who did not qualify as independent during the period in which he was appointed as Executive Chairman, from May 18, 2017 to March 21, 2018. In determining that Mr. Dreyer was independent, the Board considered his service as a member of the Office of the President, and determined that such service did not interfere with his independence because he received no compensation for such service, served only in an advisory role and did not perform any management or executive functions. In addition, the Board considered Mr. Dreyer's consulting arrangement with the Company and determined that the arrangement did not interfere with his exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors' Fees

The following presents aggregate fees billed to the Company for the fiscal years ended December 31, 2017 and 2016 by BDO USA, LLP (“BDO”), the Company’s current independent registered public accounting firm.

Audit Fees

There were $569,846 and $663,835 in audit fees billed by BDO for the fiscal years ended December 31, 2017 and 2016, respectively. These fees were for professional services rendered for audits of annual consolidated financial statements for the years ended December 31, 2017 and 2016 and for reviews of the Company’s quarterly reports on Form 10-Q and proxy statement.

Audit-Related Fees

There were $21,500 and $17,404 in 401(k) audit-related fees and $49,230 and $5,700 for other consultations on accounting matters billed by BDO for the fiscal years ended December 31, 2017 and 2016, respectively.

Tax Fees

BDO billed $64,230 and $53,318 for tax fees for the fiscal years ended December 31, 2017 and 2016, respectively. Tax fees billed were for professional services rendered in connection with tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees for the fiscal years ended December 31, 2017 and 2016.

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

The services provided for 2017 and 2016 were for audit services, audit related services and tax services, as described above.

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

INFUSYSTEM HOLDINGS, INC.

Date: April 30, 2018	By:	/s/ RICHARD A. DIIORIO
Richard A. DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 30, 2018		/s/ TRENT N. SMITH
Trent N. Smith
Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)