Form 10-K/A
period 2017-12-31
InfuSystem Holdings, Inc
filed 2018-05-02
CIK 1337013

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

InfuSystem Holdings, Inc. ("InfuSystem," the "Company," "we," "us," or "our") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on March 19, 2018 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2018 (collectively, the "Original 10-K Filing"), solely for the purpose of correcting certain tables included in Part III, Item 11 of the Original 10-K Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Item 11 of the Original 10-K Filing is hereby amended and restated in its entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Smaller Reporting Company Status

The Company is a "smaller reporting company," as defined in Item 10(f)(1) of Regulation S-K. As a "smaller reporting company," the Company is permitted to provide the scaled disclosure required by Items 402(m)-(r) of Regulation S-K in lieu of the more extensive disclosure required of other reporting companies.

Summary Compensation Table

The following table sets forth the compensation of the named executive officers of the Company for the fiscal years presented below.

Name and Principal Position	Year	Salary ( $ )	Bonus ( $ )	Option Awards (1) ( $ )	All Other Compensation (2) ( $ )	Total ( $ )
Rich DiIorio President and Chief	2017	$235,227	$78,602	$287,981	$32,813	$634,622
Executive Officer	2016	$223,019	$34,757	$34,240	$16,020	$308,036

Janet Skonieczny Former EVP and Chief Operating Officer,	2017	$273,565	$107,152	$51,853	$51,870	$484,440
Compliance Officer, Privacy Officer (3)	2016	$268,613	$52,666	$51,360	$34,538	$407,177

Christopher Downs Former EVP, Interim Chief	2017	$211,696	$47,191	$46,050	$22,750	$327,687
Financial Officer and Treasurer (4)	2016	$201,682	$19,218	$51,360	$8,053	$280,313

Eric Steen Former President and Chief	2017	$146,731	$-	$34,816	$231,250	$412,797
Executive Officer (5)	2016	$350,000	$-	$64,200	$16,691	$430,891

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

Outstanding Equity Awards at Fiscal Year End

The following table shows all unexercised options, stock that has not vested and stock incentive plan awards for each of the named executive officers as of December 31, 2017:

	Option Awards:				Stock Awards:
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)

Rich DiIorio (3)	50,000	-	$2.69	12/08/24	-	$-	200,000	$55,000
	17,188	7,812	$2.60	03/10/25	-	$-	-	$-
	17,778	22,222	$2.76	08/18/26	-	$-	-	$-
	6,250	18,750	$2.15	03/15/27	-	$-	-	$-
	-	25,000	$1.98	09/06/27	-	$-	-	$-
	4,167	195,833	$2.00	11/15/22	-	$-	-	$-

Janet Skonieczny (4)	26,667	33,333	$2.76	08/18/26	3,333	$7,665.90	-	$-
	6,250	18,750	$2.15	03/15/27	-	$-	-	$-
	-	25,000	$1.98	09/06/27	-	$-	-	$-

Christopher Downs (5)
	10,000	-	$1.93	06/15/19	-	$-	-	$-
	25,000	-	$2.69	12/08/24	-	$-	-	$-
	13,750	6,250	$2.60	03/10/25	-	$-	-	$-
	26,667	33,333	$2.76	08/18/26	-	$-	-	$-
	5,000	15,000	$2.15	03/15/27	-	$-	-	$-
	-	25,000	$1.98	09/06/27	-	$-	-	$-

Eric Steen (6)	1,667	28,333	$2.15	03/15/27	8,333	$19,165.90	-	$-
	16,667	58,333	$2.76	08/18/26	-	$-	-	$-
	60,000	-	$3.00	03/06/19	-	$-	-	$-
	300,000	-	$1.75	04/01/23	-	$-	-	$-
	400,000	-	$2.75	04/01/23	-	$-	-	$-

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

(4)

At December 31, 2017, Ms. Skonieczny owned 3,333 restricted stock units, which vest in two equal remaining annual installments on March 12th of each year. Settlement of the underlying shares of Common Stock will occur on each vesting date. At December 31, 2017, Ms. Skonieczny owned: (i) unvested options to purchase 33,333 shares of Common Stock, which vest in 20 equal remaining monthly installments on the 17th day of each month; (ii) unvested options to purchase 18,750 shares of Common Stock, which vest in 27 equal remaining monthly installments on the 17th day of each month; (iii) unvested options to purchase 25,000 shares of Common Stock, which vest in three equal annual installments starting on September 8, 2018. The employment of Ms. Skonieczny ended on April 28, 2018 due to her retirement. The "Option Awards" column reflects certain grants of stock options to Ms. Skonieczny, which were subsequently forfeited in connection with her departure unless they are exercised within a period of three months from the date Ms. Skonieczny ceased to be an employee of the Company and its subsidiaries. The “Stock Awards” column reflects grants of stock to Ms. Skonieczny, which were subsequently forfeited in connection with her departure.

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

Directors Compensation

The following table sets forth the compensation for the Company’s non-employee directors who served during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ( $ )	Option Awards ( $ ) (3)	All Other Compensation ( $ ) (4)	Total ( $ )
David Dreyer (1)	$67,479	$48,095	$40,000	$155,574
Gregg Lehman (1)	$103,301	$115,429	$-	$218,730
Darrell Montgomery (2)	$17,197	$21,966	$-	$39,163
Christopher Sansone (2)	$18,877	$21,966	$-	$40,843
Scott Shuda (1)	$61,079	$48,095	$-	$109,174
Joseph Whitters (1)	$68,334	$48,095	$-	$116,429

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

To Amendment No. 2 to Annual Report on Form 10-K/A

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

INFUSYSTEM HOLDINGS, INC.

Date: May 2, 2018	By:	/s/ RICHARD A. DIIORIO
Richard A. DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 2, 2018	/s/ TRENT N. SMITH
Trent N. Smith
Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)