Form 10-Q
period 2018-03-31
InfuSystem Holdings, Inc
filed 2018-05-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, 22,762,691 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1,530	$3,469
Accounts receivable, less allowance for doubtful accounts of $6,420 and $6,514 at March 31, 2018 and December 31, 2017, respectively	11,087	11,385
Inventories	2,063	1,764
Other current assets	1,114	1,049
Total current assets	15,794	17,667
Medical equipment held for sale or rental	1,481	1,567
Medical equipment in rental service, net of accumulated depreciation	22,681	23,369
Property & equipment, net of accumulated depreciation	1,546	1,633
Intangible assets, net	23,327	24,514
Other assets	136	131
Total assets	$64,965	$68,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,545	$5,516
Capital lease liability, current	389	505
Current portion of long-term debt	3,039	3,039
Other current liabilities	1,935	3,414
Total current liabilities	10,908	12,474
Long-term debt, net of current portion	22,719	25,352
Capital lease liability, long-term	-	33
Deferred income taxes	86	62
Other long-term liabilities	20	7
Total liabilities	33,733	37,928
Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,003,435 and 22,773,511, respectively, as of March 31, 2018 and 22,978,398 and 22,780,738, respectively, as of December 31, 2017	2	2
Additional paid-in capital	92,659	92,584
Retained deficit	(61,429)	(61,633)
Total stockholders’ equity	31,232	30,953
Total liabilities and stockholders’ equity	$64,965	$68,881

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2018	2017
Net revenues:
Rentals	$14,421	$15,137
Product sales	2,062	2,517
Net revenues	16,483	17,654
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,479	4,536
Cost of revenues — Pump depreciation and disposals	1,931	2,469
Gross profit	10,073	10,649
Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,856
Amortization of intangibles	1,187	1,411
Selling and marketing	2,301	2,886
General and administrative	5,997	6,465
Total selling, general and administrative	9,485	12,618
Operating income (loss)	588	(1,969)
Other expense:
Interest expense	(315)	(328)
Other expense	(11)	(37)
Income (loss) before income taxes	262	(2,334)
(Provision for) benefit from income taxes	(58)	856
Net income (loss)	$204	$(1,478)
Net income (loss) per share:
Basic	$0.01	$(0.07)
Diluted	0.01	(0.07)
Weighted average shares outstanding:
Basic	22,799,221	22,680,562
Diluted	22,857,121	22,680,562

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2018	2017

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,025	$(1,442)

INVESTING ACTIVITIES
Purchase of medical equipment and property	(1,213)	(1,015)
Proceeds from sale of medical equipment and property	1,076	1,525
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(137)	510

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(2,790)	(6,413)
Cash proceeds from revolving credit facility	-	4,099
Debt issuance costs	-	(25)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	-	(20)
Common stock repurchased as part of Repurchase Program	(83)	-
Cash proceeds from stock plans	46	87
NET CASH USED IN FINANCING ACTIVITIES	(2,827)	(2,272)

Net change in cash and cash equivalents	(1,939)	(3,204)
Cash and cash equivalents, beginning of period	3,469	3,398
Cash and cash equivalents, end of period	$1,530	$194

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Georgia and Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC.

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

2.	Revenue Recognition

Adoption of ASC 606

Except for the changes below, we have consistently applied the accounting policies to all periods in these condensed consolidated financial statements.

On January 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) and concluded that, consistent with prior reporting, the Company has two separate revenue streams: rentals and product sales. The adoption of ASC 606 had no impact upon adoption on the Company’s net income for the first quarter of 2018.  However, the adoption of ASC 606 requires certain customer concessions associated with rental revenues reported in accordance with ASC 605 - Revenue Recognition, previously reported in selling, general and administrative expenses as “provisions for doubtful accounts” to now be recorded as a reduction of net rental revenues as they are considered price concessions of the transaction price under the new revenue guidance.  As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated.

ASC 606 defines a five-step process to recognize revenues at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.

Performance Obligations

The Company has two separate and distinct performance obligations offered to its customers: a rental service performance obligation or a product sale performance obligation. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction.

The Company generates the majority of its revenue from the rental and servicing of infusion pumps to its customers and a minority of its revenue from product sales. Revenue related to rentals is recognized at the point in time that a patient concludes a treatment and the proper documentation has been received by the Company, or in certain arrangements, based on the number of pumps that a facility has onsite. Revenue related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer depending on the shipping terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

Significant Judgments

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and sale of products. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payor rental revenues, is estimated as a contractual allowance for commercial payors and implied customer concessions, which has been traditionally considered bad debt for self-pay customers. The estimates for variable consideration are based on historical collections with similar payors which provide a reasonable basis for estimating the variable portion of a transaction. The Company uses the “expected value” method to estimate the component of variable consideration, which is consistent with the expectations set forth in ASC 606. The Company doesn’t believe that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.

Financial Impact of ASC 606 Adoption

The following table presents the impact of ASC 606 on the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 (in thousands):

	Three Months Ended
	March 31, 2018

	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect
Net revenues:
Rentals	$14,421	$1,904	$16,325
Net revenues	16,483	1,904	18,387

Gross profit	10,073	1,904	11,977

Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,904	1,904
Total selling, general and administrative	$9,485	$1,904	$11,389

The following table presents disaggregated revenue by offering type:

Three Months Ended
March 31, 2018

Third-Party Payor Rentals	48.6%
Direct Payor Rentals	38.9%
Product Sales	12.5%

Total - Net revenues	100.0%

3.	Medical Equipment

Medical equipment is comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Medical Equipment held for sale or rental	$1,481	$1,567

Medical Equipment in rental service	58,044	57,928
Medical Equipment in rental service - pump reserve	(462)	(482)
Accumulated depreciation	(34,901)	(34,077)
Medical Equipment in rental service - net	22,681	23,369

Total	$24,162	$24,936

Depreciation expense for medical equipment for the three months ended March 31, 2018 was $1.5 million, compared to $1.6 million for the same prior year period, which was recorded in “cost of revenues – pump depreciation and disposals,” for each period.

4.	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,845	$(3,340)	$505	$3,824	$(3,277)	$547
Automobiles	118	(88)	30	118	(85)	33
Leasehold improvements	2,187	(1,176)	1,011	2,187	(1,134)	1,053

Total	$6,150	$(4,604)	$1,546	$6,129	$(4,496)	$1,633

Depreciation expense for property and equipment for the three months ended March 31, 2018 and 2017 was $0.1 million. This expense was recorded in general and administrative expenses.

5.      Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets:
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(22,394)	14,140	36,534	(21,801)	14,733
Non-competition agreements	1,136	(1,131)	5	1,136	(1,125)	11
Software	11,230	(4,048)	7,182	11,230	(3,460)	7,770

Total nonamortizable and amortizable intangible assets	$50,923	$(27,596)	$23,327	$50,923	$(26,409)	$24,514

Amortization expense for the three months ended March 31, 2018 was $1.2 million compared to $1.4 million for the three months ended March 31, 2017. Expected annual amortization expense for intangible assets recorded as of March 31, 2017 is as follows (in thousands):

	4/1- 12/31/2018	2019	2020	2021	2022	2023 and thereafter	Total

Amortization expense	$3,462	$4,402	$4,285	$3,930	$2,051	$3,197	$21,327

6.	Debt

As of March 31, 2018, the Company’s term loan under its credit facility had a balance of $25.9 million. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2018	2017
Revolver:
Gross availability	$10,000	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(68)	(45)
Net availability	$9,182	$9,205

The Company had future maturities of its term loan as of March 31, 2018 as follows (in thousands):

	2018	2019	2020	2021	Total
Term Loan	$2,300	$3,067	$3,067	$17,436	$25,870
Unamortized value of the debt issuance costs	(22)	(30)	(30)	(30)	(112)
Total	$2,278	$3,037	$3,037	$17,406	$25,758

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

March 31, 2018				December 31, 2017

	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loan	$3,067	$22,803	$25,870	Term Loan	$3,067	$25,444	$28,511
Unamortized value of the debt issuance costs	(28)	(84)	(112)	Unamortized value of the debt issuance costs	(28)	(92)	(120)
Total	$3,039	$22,719	$25,758	Total	$3,039	$25,352	$28,391

As of March 31, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at March 31, 2018 was 4.63% (LIBOR of 1.88% plus 2.75%).

As of March 31, 2018, we were in compliance with all debt related covenants under the credit facility.

7.	Income Taxes

During the three months ended March 31, 2018, the Company recorded expense provision for income taxes of $0.1 million.  The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. The Company recorded a benefit from income taxes of $0.9 million for the same prior year period.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at March 31, 2018 and December 31, 2017.

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

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740 - Income Taxes (“ASC 740”), in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. The ultimate impact of the 2017 Tax Act on our financial statements and related disclosures for 2018 and beyond may differ from our current provisional amounts, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated.

As of March 31, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by a corresponding increase or decrease in the Company’s valuation allowance.

8.	Commitments, Contingencies and Litigation

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The Company is not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages and, until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. The Company has insurance policies covering potential losses where such coverage is cost effective.

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

The Company is not involved in any legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows at this time.

9.	Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended
	March 31
	2018	2017
Numerator:
Net income (loss) (in thousands)	$204	$(1,478)
Denominator:
Weighted average common shares outstanding:
Basic	22,799,221	22,680,562
Dilutive effect of non-vested awards	57,900	-
Diluted	22,857,121	22,680,562
Net income (loss) per share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

For the three months ended March 31, 2018, 0.3 million of stock options were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2017, 0.6 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

10.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps (“Pump Assets”). The Pumps Assets are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.7% as of March 31, 2018. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of March 31, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2018	$361	$1,019	$1,380
2019	33	1,263	1,296
2020	-	733	733
2021	-	219	219
2022	-	229	229
Thereafter	-	841	841
Total required payments	394	$4,304	$4,698
Less amounts representing interest (3.5%)	(5)
Present value of minimum lease payments	389
Less current maturities	(389)
Long-term capital lease liability	$-

At March 31, 2018 and December 31, 2017, Pump Assets obtained under capital leases, had a cost of approximately $14.0 million for both periods and accumulated depreciation of $6.6 million and $6.1 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively.

11.	Recent Accounting Pronouncements and Developments

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption will not have a material impact on its consolidated financial position, results of operations, cash flows and/or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of the new standard on our consolidated financial position and/or disclosures. The Company believes the adoption of ASU 2016-02 will result in the Company recording right-of-use assets and liabilities on the consolidated balance sheets for leases currently classified as operating leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial position, results of operations, cash flows and/or disclosures.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Georgia and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., a wholly-owned subsidiary of the Company, is ISO certified.

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

Recent Developments

Management Changes

Gregory Schulte was appointed as the Company’s Chief Financial Officer, effective May 7, 2018. Trent Smith, the Company’s Executive Vice President, Chief Accounting Officer and Controller, relinquished his interim Chief Financial Officer duties at the time Mr. Schulte began his service.

Jan Skonieczny, the Company’s former Chief Operating Officer, retired from the Company, effective April 28, 2018.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Revenues

Effective January 1, 2018, InfuSystem adopted, on a modified retrospective approach, Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”). The effect of this change resulted in recording the provision for doubtful accounts as part of net revenues during the quarter ended March 31, 2018 and future periods. See Note 2 to the accompanying unaudited condensed consolidated financial statements for further details.

Our net revenues for the quarter ended March 31, 2018 were $16.5 million, a decrease of $1.2 million, or 7%, compared to $17.7 million for the quarter ended March 31, 2017. Net revenues for the quarter ended March 31, 2018 were impacted by a $1.9 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, total net revenues would have been $18.4 million, an increase of $0.7 million, or 4%, compared to $17.7 million in the same prior year period.

During the quarter ended March 31, 2018, net revenues from rentals decreased $0.7 million, or 5%, compared to the same prior year period. Absent the implementation of ASC 606, net revenues from rentals would have increased $1.2 million, or 8%, compared to the same prior year period. Net revenues from product sales for the first quarter of 2018 were $2.1 million, a decrease of $0.5 million, or 18%, compared to the same period of 2017.

Gross Profit

Gross profit for the quarter ended March 31, 2018 was $10.1 million, a decrease of $0.6 million, or 5%, compared to the quarter ended March 31, 2017. As a percentage of revenues, gross profit for the quarter ended March 31, 2018 was 61%, up from the same prior year period of 60%. Gross profit for the quarter ended March 31, 2018 was impacted by a $1.9 million change in recording bad debt as part of net revenue related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit would have been $12.0 million, an increase of $1.4 million, or 12%, compared to $10.6 million in the same prior year period. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the quarter ended March 31, 2018 would have been 65%, up from the same prior year period of 60% due to a decrease of $0.4 million in the costs of pumps sold, a decrease of $0.2 million in product and supply costs and $0.1 million in pump depreciation expense.

Provision for Doubtful Accounts

Due to the implementation of ASC 606, provision for doubtful accounts (“Bad Debt”) for the quarter ended March 31, 2018 was $0, a decrease of $1.9 million, or 100%, compared to $1.9 million for the first quarter of 2017. Absent the implementation of ASC 606, bad debt would have been $1.9 million for both the quarter ended March 31, 2018 and same prior year period.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2018 was $1.2 million, a decrease of $0.2 million compared to the same prior year period. This decrease is attributable to the asset impairment of some internally developed, internal-use software projects that was recorded in the fourth quarter of 2017, thus, the related amortization of those projects no longer existed in the first quarter of 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2018 were $2.3 million, a decrease of $0.6 million, or 20%, compared to $2.9 million for the quarter ended March 31, 2017. This decrease was largely attributable to a decrease in salaries and related expenses of $0.6 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the quarter ended March 31, 2018, General and Administrative (“G&A”) expenses were $6.0 million, a decrease of $0.5 million, or 7%, from $6.5 million for the quarter ended March 31, 2017. The decrease in G&A expenses versus the comparable prior year period was primarily due to decreases in outside services expense of $0.3 million, legal fees of $0.1 million and salaries and related expenses of $0.1 million.

Other Income and Expenses

During the quarter ended March 31, 2018, we recorded interest expense of $0.3 million, which was consistent with the amount recorded for the comparable prior year period.

Income Taxes

During the three months ended March 31, 2018, the Company recorded expense provision for income taxes of $0.1 million.  The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada. The Company recorded an income tax benefit of $0.9 million for the same prior year period.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at March 31, 2018 and December 31, 2017, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is more likely than not the Company will not recognize the benefits of its federal and state deferred tax assets.

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

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The ultimate impact of the 2017 Tax Act on our financial statements and related disclosures for 2018 and beyond may differ from our current provisional amounts, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated.

As of March 31, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by an increase or decrease in the Company’s valuation allowance.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. During the three months ended March 31, 2018, we generated positive cash flow to enable us to reduce our debt by $2.8 million. As of March 31, 2018, we had cash and cash equivalents of $1.5 million and $9.2 million of availability on our revolving credit facility compared to $3.5 million of cash and cash equivalents and $9.2 million of availability on our revolving credit facility at December 31, 2017. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Long-Term Debt Activities:

As of March 31, 2018, our term loan under the credit facility had a balance of $25.9 million. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2018	2017
Revolver:
Gross availability	$10,000	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(68)	(45)
Net availability	$9,182	$9,205

As of March 31, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at March 31, 2018 was 4.63% (LIBOR of 1.88% plus 2.75%).

As of March 31, 2018, we were in compliance with all debt related covenants under the credit facility.

Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1 million shares of the Company’s outstanding stock. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. As of March 31, 2018, we had availability of $9.2 million under our credit facility, of which $2.4 million could be used to fund stock repurchases, subject to the restrictions and limitations of our credit agreement. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. Repurchases under the program may take place in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan.

 Cash Flows:

Operating Cash Flow.  Net cash provided by operating activities for the three months ended March 31, 2018 was $1.0 million compared to cash used in operating activities of $1.4 million for the three months ended March 31, 2017. This increase was primarily attributable to the cash flow effect of the operating improvement from a net loss in the first quarter of 2017 to net income in the first quarter of 2018 and the impact of non-cash transactions, including deferred income taxes.

Investing Cash Flow.  Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018 compared to cash provided by investing activities of $0.5 million for the three months ended March 31, 2017. The decrease was due to a $0.4 million decrease in cash proceeds from the sales of medical equipment and a $0.3 million increase in cash used to purchase medical equipment, which was partially offset by a decrease in cash used to purchase non-pump assets of $0.1 million.

Financing Cash Flow.  Net cash used in financing activities for the three months ended March 31, 2018 was $2.8 million compared to cash used of $2.3 million for the three months ended March 31, 2017. The increase in net cash used was primarily attributable to our decision to pay down our term loan debt in the first quarter of 2018 compared with our cash proceeds from borrowings under our revolving credit facility in the first quarter of 2017.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017, with the exception of our adoption of ASC 606 and Staff Accounting Bulletin No. 118. See Note 2 and Note 7 to the accompanying unaudited condensed consolidated financial statements, respectively, for further details.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to common stock purchases by the Company during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Average Price Paid per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

March 12, 2018 - March 31, 2018	32,264	$2.57	$2,417,012
Total	32,264	$2.57

(a)      On March 12, 2018, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to the lesser of 1,000,000 shares or $2,500,000 of our common stock through December 31, 2018. The repurchases are to be effectuated in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2018, we repurchased 32,264 shares for a total consideration of $82,988 under the program. At March 31, 2018, $2,417,012 remains available for repurchase under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2018, the Company and Christopher Downs, the Company’s former Chief Financial Officer, entered into an Equity Settlement Agreement pursuant to which Mr. Downs’ stock options were cancelled in exchange for a cash payment of $28,883 to Mr. Downs and Mr. Downs’ release of claims against the Company relating to such awards.

The foregoing description of the Equity Settlement Agreement is not complete and is qualified in its entirety by the full text of the Equity Settlement Agreement, a copy of which is filed with this quarterly report on Form 10-Q as Exhibit 10.2 and incorporate by reference herein.

Item 6.     Exhibits

Exhibits

10.1*	Employment Agreement by and between InfuSystem Holdings, Inc. and Gregory Schulte, effective May 7, 2018

10.2*	Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Christopher Downs, effective May 11, 2018

10.3*	Inducement Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Gregory Schulte, effective May 7, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* **	Filed herewith Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 14, 2018	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 14, 2018	/s/ Gregory Schulte
Gregory Schulte
Chief Financial Officer
(Principal Financial Officer)