Form 10-Q
period 2018-06-30
InfuSystem Holdings, Inc
filed 2018-08-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

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

As of August 9, 2018, 19,703,713 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$2,361	$3,469
Accounts receivable, less allowance for doubtful accounts of $6,215 and $6,514 at June 30, 2018 and December 31, 2017, respectively	9,892	11,385
Inventories	1,991	1,764
Other current assets	1,634	1,049
Total Current assets	15,878	17,667
Medical equipment held for sale or rental	1,646	1,567
Medical equipment in rental service, net of accumulated depreciation	22,154	23,369
Property & equipment, net of accumulated depreciation	1,540	1,633
Intangible assets, net	22,162	24,514
Other assets	137	131
Total assets	$63,517	$68,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,985	$5,516
Capital lease liability, current	238	505
Current portion of long-term debt	3,037	3,039
Other current liabilities	2,407	3,414
Total current liabilities	11,667	12,474
Long-term debt, net of current portion	21,961	25,352
Capital lease liability, long-term	-	33
Deferred income taxes	62	62
Other long-term liabilities	172	7
Total liabilities	$33,862	$37,928
Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,032,493 and 22,454,291, respectively, as of June 30, 2018 and 22,978,398 and 22,780,738, respectively, as of December 31, 2017	2	2
Additional paid-in capital	91,587	92,584
Retained deficit	(61,934)	(61,633)
Total Stockholders’ equity	29,655	30,953
Total liabilities and stockholders’ equity	$63,517	$68,881

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30		June 30
	2018	2017	2018	2017
Net revenues:
Rentals	$14,052	$14,769	$28,473	$29,906
Product Sales	2,363	2,173	4,425	4,690
Net revenues	16,415	16,942	32,898	34,596
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,805	4,624	9,284	9,160
Cost of revenues — Pump depreciation and disposals	2,057	1,977	3,988	4,446
Gross profit	9,553	10,341	19,626	20,990
Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,326	-	3,182
Amortization of intangibles	1,165	1,387	2,352	2,798
Selling and marketing	2,326	2,295	4,627	5,181
General and administrative	6,266	6,425	12,263	12,890
Total selling, general and administrative	9,757	11,433	19,242	24,051
Operating (loss) income	(204)	(1,092)	384	(3,061)
Other (expense) income:
Interest expense	(296)	(333)	(611)	(661)
Other income (expense)	1	(66)	(10)	(103)
Loss before income taxes	(499)	(1,491)	(237)	(3,825)
(Provision for) benefit from income taxes	(6)	385	(64)	1,241
Net loss	$(505)	$(1,106)	$(301)	$(2,584)
Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.01)	$(0.11)
Weighted average shares outstanding:
Basic and diluted	22,703,415	22,740,050	22,751,318	22,710,470

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
(in thousands)	2018	2017

NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,803	$1,231

INVESTING ACTIVITIES
Purchase of medical equipment and property	(2,927)	(1,893)
Proceeds from sale of medical equipment and property	1,947	2,623
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(980)	730

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(3,708)	(24,419)
Cash proceeds from revolving credit facility	-	19,105
Debt issuance costs	-	(28)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(5)	(28)
Common stock repurchased as part of Repurchase Program	(1,264)	-
Cash proceeds from stock plans	46	87
NET CASH USED IN FINANCING ACTIVITIES	(4,931)	(5,283)

Net change in cash and cash equivalents	(1,108)	(3,322)
Cash and cash equivalents, beginning of period	3,469	3,398
Cash and cash equivalents, end of period	$2,361	$76

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related services. The Company services hospitals, oncology practices and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 as filed with the SEC.

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

On January 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) and concluded that, consistent with prior reporting, the Company has two separate revenue streams: rentals and product sales. The adoption of ASC 606 had no impact upon adoption on the Company’s net income for the three and six months ended June 30, 2018. However, the adoption of ASC 606 requires certain customer concessions associated with rental revenues reported in accordance with ASC 605 - Revenue Recognition, previously reported in selling, general and administrative expenses as “provisions for doubtful accounts” to now be recorded as a reduction of net rental revenues as they are considered price concessions of the transaction price under the new revenue guidance. As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated.

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

The Company generates the majority of its revenue from the rental and servicing of infusion pumps to its customers and a minority of its revenue from product sales. The Company’s revenue related to rental services is recognized at the point in time that a patient concludes a treatment and the proper documentation has been received by the Company, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenue related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer depending on the shipping terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

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

 Financial Impact of ASC 606 Adoption

The following table presents the impact of ASC 606 on the Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018

	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect
Net revenues:
Net rental revenues	$14,052	$1,433	$15,485
Net revenues	16,415	1,433	17,848

Gross profit	9,553	1,433	10,986

Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,433	1,433
Total selling, general and administrative	9,757	1,433	11,190

The following table presents the impact of ASC 606 on the Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30, 2018

	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect
Net revenues:
Net rental revenues	$28,473	$3,337	$31,810
Net revenues	32,898	3,337	36,235

Gross profit	19,626	3,337	22,963

Selling, general and administrative expenses:
Provision for doubtful accounts	-	3,337	3,337
Total selling, general and administrative	19,242	3,337	22,579

The following table presents disaggregated revenue by offering type:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Third-Party Payor Rentals	47.5%	48.0%
Direct Payor Rentals	38.1%	38.5%
Product Sales	14.4%	13.5%

Total - Net revenues	100.0%	100.0%

3.	Medical Equipment and Property

Medical equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Medical Equipment held for sale or rental	$1,646	$1,567

Medical Equipment in rental service	58,106	57,928
Medical Equipment in rental service - pump reserve	(491)	(482)
Accumulated depreciation	(35,461)	(34,077)
Medical Equipment in rental service - net	22,154	23,369

Total	$23,800	$24,936

Depreciation expense for medical equipment for the three and six months ended June 30, 2018 was $1.5 million and $3.0 million, respectively, compared to $1.6 million and $3.2 million for the same prior year periods, respectively, which was recorded in “cost of revenues – pump depreciation and disposals,” for each period.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,885	$(3,404)	$481	$3,824	$(3,277)	$547
Automobiles	118	(90)	28	118	(85)	33
Leasehold improvements	2,251	(1,220)	1,031	2,187	(1,134)	1,053

Total	$6,254	$(4,714)	$1,540	$6,129	$(4,496)	$1,633

Depreciation expense for property and equipment for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.2 million for the same prior year periods, respectively. This depreciation expense was recorded in general and administrative expenses in the condensed consolidated statement of operations.

5.        Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(22,988)	13,546	36,534	(21,801)	14,733
Non-competition agreements	1,136	(1,136)	-	1,136	(1,125)	11
Software	11,230	(4,614)	6,616	11,230	(3,460)	7,770

Total nonamortizable and amortizable intangible assets	$50,923	$(28,761)	$22,162	$50,923	$(26,409)	$24,514

Amortization expense for the three and six months ended June 30, 2018 was $1.2 million and $2.4 million, respectively, compared to $1.4 million and $2.8 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of June 30, 2018 is as follows (in thousands):

	July 1 - December 31, 2018	2019	2020	2021	2022	2023 and thereafter

Amortization expense	$2,297	$4,402	$4,285	$3,930	$2,051	$3,197

6.	Debt

As of June 30, 2018, the Company’s term loan under its credit facility had a balance of $25.1 million. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	June 30,	December 31,
	2018	2017
Revolver:
Gross availability	$9,996	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(68)	(45)
Net availability	$9,178	$9,205

The Company had future maturities of its term loan as of June 30, 2018 as follows (in thousands):

	2018	2019	2020	2021	Total
Term Loan	$1,533	$3,067	$3,067	$17,436	$25,103
Unamortized value of the debt issuance costs	(15)	(30)	(30)	(30)	(105)
Total	$1,518	$3,037	$3,037	$17,406	$24,998

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

June 30, 2018				December 31, 2017

	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long- Term Debt	Long-Term Debt	Total
Term Loan	$3,067	$22,036	$25,103	Term Loan	$3,067	$25,444	$28,511
Unamortized value of the debt issuance costs	(30)	(75)	(105)	Unamortized value of the debt issuance costs	(28)	(92)	(120)
Total	$3,037	$21,961	$24,998	Total	$3,039	$25,352	$28,391

As of June 30, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at June 30, 2018 was 4.59% (LIBOR of 2.09% plus 2.50%).

As of June 30, 2018, the Company was in compliance with all debt-related covenants under the credit facility. See Note 11 for the Company’s amendment to its long-term debt agreement.

7.       Income Taxes

During the three and six months ended June 30, 2018, the Company recorded an expense provision for income taxes of less than $0.1 million and $0.1 million, respectively. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three and six months ended June 30, 2017, the Company recorded a benefit from income taxes of $0.4 million and $1.2 million, respectively.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at June 30, 2018 and December 31, 2017.

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

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740 - Income Taxes (“ASC 740”), in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is not yet complete but a reasonable estimate could be determined. The ultimate impact of the 2017 Tax Act on our financial statements and related disclosures for 2018 and beyond may differ from our current provisional amounts, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated.

As of June 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by a corresponding increase or decrease in the Company’s valuation allowance.

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

On January 29, 2018, the Company received notice that the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) issued an order dismissing, with prejudice, a putative class-active lawsuit against the Company. The dismissal relates to an action brought on November 8, 2016 by purported shareholders of the Company against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint asserted claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint. On December 15, 2017, the Court dismissed the plaintiffs’ first amendment to the class action compliant (“FAC”), with leave to amend. On December 20, 2017, the parties stipulated, and the Court extended, the plaintiffs’ time to amend the FAC up to January 19, 2018. As of January 19, 2018, the plaintiffs never filed an amended complaint and the Court dismissed the lawsuit with prejudice on January 29, 2018. On February 28, 2018, the plaintiffs filed a notice of appeal, on the motion to dismiss, to the 9th Circuit Court of Appeals. On June 4, 2018, the Company and the plaintiffs entered into a confidential settlement agreement resolving claims made in the litigation.

The Company is not involved in any legal proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows at this time.

9.       Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended June 30		Six Months Ended June 30
Numerator:	2018	2017	2018	2017
Net loss (in thousands)	$(505)	$(1,106)	$(301)	$(2,584)
Denominator:
Weighted average common shares outstanding:
Basic	22,703,415	22,740,050	22,751,318	22,710,470
Dilutive effect of non-vested awards	-	-	-	-
Diluted	22,703,415	22,740,050	22,751,318	22,710,470
Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.01)	$(0.11)

For the three and six months ended June 30, 2018, less than 0.1 million and 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to 1.0 million and 0.6 million, respectively, for the same prior year periods.

10.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps (“Pump Assets”). The Pump Assets are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.8% as of June 30, 2018. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of June 30, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2018	$208	$681	$889
2019	33	1,263	1,296
2020	-	733	733
2021	-	219	219
2022	-	229	229
Thereafter	-	841	841
Total required payments	$241	$3,966	$4,207
Less amounts representing interest (3.5%)	(3)
Present value of minimum lease payments	238
Less current maturities	(238)
Long-term capital lease liability	$-

At June 30, 2018 and December 31, 2017, Pump Assets obtained under capital leases had a cost of approximately $1.7 million, respectively, and accumulated depreciation of $0.6 million and $0.5 million, respectively. In the second quarter of 2018, the Company exited facility leases in Georgia and Texas and commenced a lease in Massachusetts. In accordance with ASC 420 – Exit or Disposal Activities, the Company expensed less than $0.1 million of future lease payments relating to these exited facility leases.

The Company has minimum future operating lease commitments, mainly related to its leased facilities. Associated rental expense for facilities and other equipment from third parties under operating leases for the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively, compared to $0.3 million and $0.5 million for the same prior year periods, respectively.

11.      Subsequent Events

Fourth Amendment to Credit Agreement

 On July 31, 2018, the Company entered into the Fourth Amendment (the “Amendment”) to its Credit Agreement, entered into on March 23, 2015 (the “Credit Agreement”). The Amendment allows for, among other things, a loan to the Company for the repurchase of up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There are no principal payments due on the Equipment Line until December 31, 2019 at which time it will convert to an additional term loan. The Amendment also made changes to certain covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Amendment eliminates the Net Worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021, and the Equipment Line matures on December 31, 2024.

Stock Purchase and Settlement Agreement and Stock Purchase Agreement

On July 31, 2018, the Company and an individual shareholder and his affiliates (the “Sellers”) entered into a stock purchase and settlement agreement (the “Stock Purchase Agreement”) for the purchase by the Company of the approximately 2.2 million shares of the Company's common stock cumulatively owned by the Sellers for $3.10 per share, equaling approximately $6.7 million in total. The Stock Purchase Agreement contains customary representations and warranties, an agreement by the Sellers not to purchase any shares of the Company's common stock for three years following closing, a mutual non-disparagement agreement and a mutual release of claims between the Company and the Sellers. The closing of the stock purchases under the Stock Purchase Agreement is currently expected to occur in full during the third quarter of 2018 with respect to approximately 2.1 million shares, and the Sellers sold approximately 36,000 of the remaining shares to third parties on the open market. The Company funded the purchase price for the shares with the proceeds from the Term Loan C described above.

On July 31, 2018, the Company and a shareholder entered into a stock purchase agreement for the purchase by the Company of approximately 0.7 million shares of the Company's common stock owned by a shareholder for $3.10 per share, equaling approximately $2.1 million in total. The stock purchase agreement contains customary representations and warranties, and the closing of the stock purchases under the stock purchase agreement occurred during the third quarter of 2018.  The Company funded the purchase price for the shares with the proceeds from the Term Loan C described above and cash on hand.

12.     Recent Accounting Pronouncements and Developments

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e., a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption will not have a material impact on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial position and/or disclosures. The Company believes the adoption of ASU 2016-02 will result in the Company recording right-of-use assets and liabilities on the consolidated balance sheets for leases currently classified as operating leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with credit facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K/A for the year ended December 31, 2017 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K/A is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers and other sites of care from four locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem, Inc., a wholly owned subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., a wholly owned subsidiary of the Company, is ISO certified.

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

In the midst of changes in the healthcare arena, we believe that we will support our overall business strategy discussed above by: (i) focusing on supporting recurring revenues by increasing our pump fleet; (ii) improving liquidity and strengthening the balance sheet by keeping debt levels comparable to our operations; (iii) improving internal operational efficiencies; (iv) increasing our product and services offerings; (v) enhancing our technology offerings to the patients and providers of care; and (vi) investigating synergistic acquisitions.

Recent Developments

Management Changes

Trent Smith, the Company’s former Executive Vice President, Chief Accounting Officer and Controller, resigned from the Company, effective June 15, 2018.

Amendment to Credit Agreement

Subsequent to June 30, 2018, the Company entered into an amendment to its credit agreement as described below under "Liquidity and Capital Resources."

Stock Purchase Agreements

Subsequent to June 30, 2018, the Company entered into two separate purchase agreements, as described below under “Liquidity and Capital Resources, to repurchase 2.8 million shares of its common stock for an aggregate payment of approximately $8.8 million from certain shareholders. As of the date of this filing, the Company had repurchased approximately 2.7 million of these shares for an aggregate payment of approximately $8.4 million.

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Net Revenues

Our net revenues for the quarter ended June 30, 2018 were $16.4 million, a decrease of $0.5 million, or 3%, compared to $16.9 million for the quarter ended June 30, 2017. Net revenues for the quarter ended June 30, 2018 were impacted by a $1.4 million change in recording bad debt as part of net revenue from rentals related to the implementation of Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”) on a modified retrospective approach effective January 1, 2018. Absent the implementation of ASC 606, total net revenues for the quarter ended June 30, 2018 would have been $17.8 million, an increase of $0.9 million, or 5%, compared to $16.9 million in the same prior year period. The majority of the increase for the quarter was attributable to net revenues from rentals.

During the quarter ended June 30, 2018, net revenues from rentals decreased $0.7 million, or 5%, compared to the same prior year period. Absent the implementation of ASC 606, net revenues from rentals for the quarter ended June 30, 2018 would have increased $0.7 million, or 5%, compared to the same prior year period. This increase was primarily attributable to the Company’s ongoing program to expand its number of third-party payors under contract, thereby increasing our net reimbursement rate, and the Company’s efforts to reduce claims rejected by third-party payors. Net revenues from product sales for the quarter ended June 30, 2018 were $2.4 million, an increase of $0.2 million, or 9%, compared to the same prior year period. The increase in product sales was primarily the result of increased disposable sales of $0.1 million and accessory sales of $0.1 million.

Gross Profit

Gross profit for the quarter ended June 30, 2018 was $9.6 million, a decrease of $0.8 million, or 8%, compared to the quarter ended June 30, 2017. As a percentage of revenues, gross profit for the quarter ended June 30, 2018 was 58%, down from the same prior year period of 61%. Gross profit for the quarter ended June 30, 2018 was impacted by a $1.4 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit for the quarter ended June 30, 2018 would have been $10.9 million, an increase of $0.6 million, or 6%, compared to $10.3 million in the same prior year period. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the quarter ended June 30, 2018 would have been 62%, up from the same prior year period of 61%. For the quarter ended June 30, 2018, the increase in gross profit absent the ASC 606 implementation was primarily driven by the increase in net revenues, with the profitability helped by lower incremental increases in service expense, disposables sold expense, and pump depreciation, sales and disposals.

Provision for Doubtful Accounts

Due to the implementation of ASC 606, the Company did not record any provision for doubtful accounts (“Bad Debt”) for the quarter ended June 30, 2018 compared to Bad Debt of $1.3 million for the quarter ended June 30, 2017. Absent the implementation of ASC 606, Bad Debt for the quarter ended June 30, 2018 would have been $1.4 million, an increase of $0.1 million, or 5%, compared to the same prior year period. This increase would have been in line with the increase in net revenue.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2018 was $1.2 million, a decrease of $0.2 million compared to the same prior year period, attributable to the impairment of certain internally developed, internal-use software assets that was recorded in the fourth quarter of 2017; therefore, the related amortization of those projects no longer existed during 2018.

Selling and Marketing Expenses

During the quarter ended June 30, 2018, selling and marketing expenses were $2.3 million, an increase of less than $0.1 million, or 1%, compared to the same prior year period, slightly less than the growth in net revenue.

General and Administrative Expenses

During the quarter ended June 30, 2018, general and administrative expenses were $6.3 million, a decrease of $0.2 million, or 2%, from $6.4 million for the quarter ended June 30, 2017. The decrease in general and administrative expenses versus the comparable prior year period was primarily due to decreases in capital lease retirement charges of $0.3 million and outside services expense of $0.3 million, partially offset by an increase in employee compensation related expenses of $0.3 million and legal fees and shareholder costs of $0.1 million. The increase in employee compensation expenses was primarily attributable to a $0.5 million net increase in incentive bonus accrual, $0.2 million of salaries and related expenses and $0.1 million of stock appreciation rights and stock compensation expense. These increases were partially offset by a $0.5 million decrease in severance costs.

Other Income and Expenses

During the quarters ended June 30, 2018 and 2017, we recorded other expense of $0.3 million and $0.4 million, respectively. The decrease included a less than $0.1 million decrease in interest expense primarily due to repayments of long-term debt in previous quarters.

Income Taxes

During the quarter ended June 30, 2018, the Company recorded an expense provision for income taxes of less than $0.1 million. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the quarter ended June 30, 2017, the Company recorded a benefit from income taxes of $0.4 million.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net Revenues

Our net revenues for the six months ended June 30, 2018 were $32.9 million, a decrease of $1.7 million, or 5%, compared to $34.6 million for the same prior year period. Net revenues for the six months ended June 30, 2018 were impacted by a $3.3 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, total net revenues for the six months ended June 30, 2018 would have been $36.2 million, an increase of $1.6 million, or 5%, compared to $34.6 million in the same prior year period. This increase was primarily driven by an increase in net revenues from rentals (absent implementation of ASC 606) for the six months ended June 30, 2018.

During the six months ended June 30, 2018, net revenues from rentals decreased $1.4 million, or 5%, compared to the same prior year period. Absent the implementation of ASC 606, net revenues from rentals for the six months ended June 30, 2018 would have increased $1.9 million, or 6%, compared to the same prior year period. This increase was primarily attributable to the Company’s ongoing program to expand its number of third-party payors under contract, thereby increasing our net reimbursement rate, and the Company’s efforts to reduce claims rejected by third-party payors. Net revenues from product sales for the six months ended June 30, 2018 were $4.4 million, a decrease of $0.3 million, or 6%, compared to the same period of 2017. This decrease was primarily the result of a decrease in pump sales of $0.5 million which was offset by an increase in disposable sales of $0.2 million.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $19.6 million, a decrease of $1.4 million, or 6%, compared to the same prior year period. As a percentage of revenues, gross profit for the six months ended June 30, 2018 was 60%, down from 61% for the same prior year period. Gross profit for the six months ended June 30, 2018 was impacted by a $3.3 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit for the six months ended June 30, 2018 would have been $23.0 million, an increase of $2.0 million, or 9%, compared to $21.0 million in the same prior year period. This increase was driven mainly by the increase in net revenues absent the implementation of ASC 606, as well as an improvement in profitability over the prior year. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the six months ended June 30, 2018 would have been 63%, up from 61% in the same prior year period. Profitability was helped by lower incremental costs for pumps sold expense, product and supply costs, disposables sold expense, and pump rental expense.

Provision for Doubtful Accounts

Due to the implementation of ASC 606, the Company did not record any Bad Debt for the six months ended June 30, 2018 compared to $3.2 million for the same prior year period. Absent the implementation of ASC 606, Bad Debt for the six months ended June 30, 2018 would have been $3.2 million, unchanged from the same prior year period.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2018 was $2.4 million, a decrease of $0.4 million compared to the same prior year period. This decrease is attributable to the impairment of some internally developed, internal-use software assets that was recorded in the fourth quarter of 2017; therefore, the related amortization of those projects no longer existed during 2018.

Selling and Marketing Expenses

During the six months ended June 30, 2018, selling and marketing expenses were $4.6 million, a decrease of $0.6 million, compared to $5.2 million for the same prior year period. The decrease was largely attributable to a decrease in salaries and related expenses of $0.6 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

During the six months ended June 30, 2018, general and administrative expenses were $12.3 million, a decrease of $0.6 million, or 5%, from $12.9 million for the same prior year period. The decrease in general and administrative expenses versus the comparable prior year period was primarily due to decreases in outside services expense of $0.6 million and capital lease retirement charges of $0.3 million, partially offset by an increase in employee compensation related expenses of $0.3 million. The increase in employee compensation related expenses was primarily attributable to a $0.6 million net increase in the incentive bonus accrual, $0.1 million of salaries and related expenses and $0.1 million of stock appreciation rights and stock compensation expense. These increases were partially offset by a $0.5 million decrease in severance expenses.

Other Income and Expenses

During the six months ended June 30, 2018 and 2017, we recorded other expense of $0.6 million and $0.8 million, respectively. The decrease included a $0.1 million decrease in interest expense primarily due to repayments of long-term debt.

Income Taxes

During the six months ended June 30, 2018, the Company recorded an expense provision for income taxes of $0.1 million.  The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the six months ended June 30, 2017, the Company recorded a benefit from income taxes of $1.2 million, due mainly to the temporary timing differences of expenses recorded compared to when they will be deductible.

 The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at June 30, 2018 and December 31, 2017.

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

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740 - Income Taxes (“ASC 740”), in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is not yet complete, but a reasonable estimate could be determined. The ultimate impact of the 2017 Tax Act on our financial statements and related disclosures for 2018 and beyond may differ from our current provisional amounts, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated.

As of June 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by a corresponding increase or decrease in the Company’s valuation allowance.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations. During the six months ended June 30, 2018, we generated positive cash flow that we used, with cash-on-hand at December 31, 2017, to primarily reduce our long-term debt by $3.7 million, repurchase shares of our common stock for $1.2 million and fund net capital expenditures of $1.0 million. As of June 30, 2018, we had cash and cash equivalents of $2.4 million and $9.2 million of availability on our revolving credit facility compared to $3.5 million of cash and cash equivalents and $9.2 million of availability on our revolving credit facility at December 31, 2017. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

  Long-Term Debt Activities:

As of June 30, 2018, our term loan under the credit facility had a balance of $25.1 million, a reduction of $3.4 million from December 31, 2017. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	June 30,	December 31,
	2018	2017
Revolver:
Gross availability	$9,996	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(68)	(45)
Net availability	$9,178	$9,205

As of June 30, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at June 30, 2018 was 4.59% (LIBOR of 2.09% plus 2.50%).

As of June 30, 2018, the Company was in compliance with all debt-related covenants under the credit facility.

On July 31, 2018, we entered into a fourth amendment (the “Amendment”) to our credit agreement entered into on March 23, 2015 (the “Credit Agreement”) to allow for, among other things, a loan to allow us to repurchase up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allow for capital expenditure financing for our purchases of medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There are no principal payments due on the Equipment Line until December 31, 2019 at which time it will convert to an additional term loan. The amendment also made changes to certain covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Amendment eliminates the Net Worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021 and the Equipment Line matures on December 31, 2024.

Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of the Company’s outstanding common stock (the “Share Repurchase Program”). Repurchases under the repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing Credit Agreement. As of June 30, 2018, we had availability of $9.2 million under our credit facility, of which $1.3 million could be used to fund stock repurchases (prior to the Amendment), subject to the restrictions and limitations of our Credit Agreement. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

The Company has repurchased approximately 0.4 million shares under the Share Repurchase Program through June 30, 2018 in addition to the approximately 2.0 million shares repurchased under the First Stock Purchase Agreement (as defined below) and approximately 0.7 million shares repurchased under the Second Stock Purchase Agreement (as defined below). This total of approximately 3.1 million shares represents a 14% reduction in the shares outstanding at December 31, 2017.

Stock Purchase and Settlement Agreement and Stock Purchase Agreement

On July 31, 2018, the Company and an individual shareholder and his affiliates (the “Sellers”) entered into a stock purchase and settlement agreement (the “First Stock Purchase Agreement”) for the purchase by the Company of the approximately 2.2 million shares of the Company's common stock cumulatively owned by the Sellers for $3.10 per share, equaling approximately $6.7 million in total. The First Stock Purchase Agreement contains customary representations and warranties, an agreement by the Sellers not to purchase any shares of the Company's common stock for three years following closing, a mutual non-disparagement agreement and a mutual release of claims between the Company and the Sellers. The closing of the stock purchases under the First Stock Purchase Agreement is currently expected to occur in full during the third quarter of 2018 with respect to approximately 2.1 million shares, and the Sellers sold approximately 36,000 of the remaining shares to third parties on the open market. The Company funded the purchase price for the shares with the proceeds from the Term Loan C described above.

On July 31, 2018, the Company and a shareholder entered into a stock purchase agreement (the “Second Stock Purchase Agreement”) for the purchase by the Company of approximately 0.7 million shares of the Company's common stock owned by a shareholder for $3.10 per share, equaling approximately $2.1 million in total. The Second Stock Purchase Agreement contains customary representations and warranties, and the closing of the stock purchases under the stock purchase agreement occurred during the third quarter of 2018.  The Company funded the purchase price for the shares with the proceeds from the Term Loan C described above and cash-on-hand.

Cash Flows:

Operating Cash Flow.  Net cash provided by operating activities for the six months ended June 30, 2018 was $4.8 million compared to net cash provided by operating activities of $1.2 million for the six months ended June 30, 2017. This increase was primarily attributable to the cash flow effect of the operating improvement resulting in a reduced net loss for the first half of 2018 compared to the first half of 2017 and the impact of non-cash transactions, including deferred income taxes.

Investing Cash Flow.  Net cash used in investing activities was $1.0 million for the six months ended June 30, 2018 compared to cash provided by investing activities of $0.7 million for the six months ended June 30, 2017. The decrease was due to a $0.7 million decrease in cash proceeds from the sales of medical equipment and a $1.2 million increase in cash used to purchase medical equipment, which was partially offset by a decrease in cash used to purchase property, plant and equipment of $0.2 million.

Financing Cash Flow.  Net cash used in financing activities for the six months ended June 30, 2018 was $4.9 million compared to net cash used in financing activities of $5.3 million for the six months ended June 30, 2017. The decrease in net cash used was primarily attributable to our decision to pay down our term loan debt in the first half of 2018 compared with our cash proceeds from borrowings under our revolving credit facility in the first half of 2017 and the decision to pay down a majority of our capital lease obligations during the first half of 2017.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2017, with the exception of our adoption of ASC 606. See Note 2 to the accompanying unaudited condensed consolidated financial statements for further details.

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

Our new Chief Financial Officer is assessing, and will continue to assess, the Company’s disclosure controls and procedures and internal controls over financial reporting.

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

On January 29, 2018, we received notice that the U.S. District Court for the Central District of California (the “Court”) (Case No. 2:16-cv-08295-ODW) issued an order dismissing, with prejudice, a putative class-active lawsuit against the Company. The dismissal relates to an action brought on November 8, 2016 by purported shareholders of the Company against the Company and two individual defendants: Eric Steen, the Company’s former Chief Executive Officer, President and Director; and Jonathan Foster, the Company’s former Chief Financial Officer. The complaint asserted claims against all defendants under the antifraud provisions of the federal securities laws and against Messrs. Steen and Foster as control persons. On June 19, 2017, the Company and all defendants filed a Motion to Dismiss the amended complaint. On December 15, 2017, the Court dismissed the plaintiffs’ first amendment to the class action compliant (“FAC”), with leave to amend. On December 20, 2017, the parties stipulated, and the Court extended, the plaintiffs’ time to amend the FAC up to January 19, 2018. As of January 19, 2018, the plaintiffs never filed an amended complaint and the Court dismissed the lawsuit with prejudice on January 29, 2018. On February 28, 2018, the plaintiffs filed a notice of appeal, on the motion to dismiss, to the 9th Circuit Court of Appeals. On June 4, 2018, the Company and the plaintiffs entered into a confidential settlement agreement resolving claims made in the litigation.

We are not at this time involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to common stock purchases by the Company during the six months ended June 30, 2018:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Average Price Paid per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

March 12, 2018 - March 31, 2018	32,264	$2.57	$2,417,012
April 1, 2018 - April 30, 2018	39,878	2.74	2,307,857
May 1, 2018 - May 31, 2018	23,400	2.91	2,239,717
June 1, 2018 - June 30, 2018	285,000	3.13	1,348,717

Total	380,542	$3.03

(a)

On March 12, 2018, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to the lesser of 1,000,000 shares or $2,500,000 of our common stock through December 31, 2018. The repurchases are to be effectuated in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2018, we repurchased 380,542 shares for a total consideration of $1,151,283 under the program. At June 30, 2018, $1,348,717 remains available for repurchase under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

Exhibits

3.1	Amended and Restated Bylaws of InfuSystem Holdings, Inc. (adopted on July 6, 2018) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018)

10.1*	Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Jan Skonieczny, effective June 5, 2018

10.2*	Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Trent Smith, effective June 5, 2018

10.3	Fourth Amendment to the Credit Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc., and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018)

10.4	Stock Purchase and Settlement Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc., Ryan J. Morris and Meson Capital, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018)

10.5	InfuSystem Holdings, Inc. 2014 Equity Plan (as amended through July 19, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on July 23, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 14, 2018	/s/ Richard DiIorio

Richard DiIorio
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 14, 2018	/s/ Gregory Schulte

Gregory Schulte
Chief Financial Officer
(Principal Financial Officer)