Form 10-Q
period 2018-09-30
InfuSystem Holdings, Inc
filed 2018-11-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

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

As of November 8, 2018, 19,542,465 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$3,882	$3,469
Accounts receivable, less allowance for doubtful accounts of $5,769 and $6,514 at September 30, 2018 and December 31, 2017, respectively	10,043	11,385
Inventories	1,985	1,764
Other current assets	1,303	1,049
Total Current assets	17,213	17,667
Medical equipment held for sale or rental	2,214	1,567
Medical equipment in rental service, net of accumulated depreciation	21,932	23,369
Property & equipment, net of accumulated depreciation	1,494	1,633
Intangible assets, net	21,002	24,514
Other assets	137	131
Total assets	$63,992	$68,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,059	$5,516
Capital lease liability, current	101	505
Current portion of long-term debt	4,775	3,039
Other current liabilities	2,727	3,414
Total current liabilities	14,662	12,474
Long-term debt, net of current portion	28,661	25,352
Capital lease liability, long-term	-	33
Deferred income taxes	62	62
Other long-term liabilities	-	7
Total liabilities	$43,385	$37,928
Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,050,984 and 19,565,091, respectively, as of September 30, 2018 and 22,978,398 and 22,780,738, respectively, as of December 31, 2017	2	2
Additional paid-in capital	83,058	92,584
Retained deficit	(62,453)	(61,633)
Total Stockholders’ equity	20,607	30,953
Total liabilities and stockholders’ equity	$63,992	$68,881

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30		September 30
	2018	2017	2018	2017
Net revenues:
Rentals	$13,773	$15,322	$42,246	$45,228
Product Sales	2,904	2,266	7,329	6,956
Net revenues	16,677	17,588	49,575	52,184
Cost of revenues:
Cost of revenues — Product, service and supply costs	4,896	4,452	14,180	13,612
Cost of revenues — Pump depreciation and disposals	2,233	2,095	6,221	6,541
Gross profit	9,548	11,041	29,174	32,031
Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,274	-	4,456
Amortization of intangibles	1,160	1,384	3,512	4,182
Selling and marketing	2,323	2,262	6,950	7,443
General and administrative	6,160	5,561	18,423	18,451
Total selling, general and administrative	9,643	10,481	28,885	34,532
Operating (loss) income	(95)	560	289	(2,501)
Other expense:
Interest expense	(370)	(354)	(981)	(1,015)
Other expense	(9)	(8)	(19)	(111)
(Loss) income before income taxes	(474)	198	(711)	(3,627)
(Provision for) benefit from income taxes	(45)	(327)	(109)	914
Net loss	$(519)	$(129)	$(820)	$(2,713)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	20,672,688	22,755,976	22,043,213	22,725,806

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
(in thousands)	2018	2017

NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,095	$4,102

INVESTING ACTIVITIES
Purchase of medical equipment and property	(4,962)	(2,829)
Proceeds from sale of medical equipment and property	2,900	3,518
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,062)	689

FINANCING ACTIVITIES
Principal payments on revolving credit facility, term loans and capital lease obligations	(5,048)	(35,769)
Cash proceeds from credit facility	9,660	28,317
Debt issuance costs	(27)	(38)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(5)	(27)
Common stock repurchased as part of Repurchase Program	(10,291)	-
Cash proceeds from stock plans	91	131
NET CASH USED IN FINANCING ACTIVITIES	(5,620)	(7,386)

Net change in cash and cash equivalents	413	(2,595)
Cash and cash equivalents, beginning of period	3,469	3,398
Cash and cash equivalents, end of period	$3,882	$803

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

On January 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) and concluded that, consistent with prior reporting, the Company has two separate revenue streams: rentals and product sales. The adoption of ASC 606 had no impact upon adoption on the Company’s net income for the three and nine months ended September 30, 2018. However, the adoption of ASC 606 requires certain customer concessions associated with rental revenues reported in accordance with ASC 605 - Revenue Recognition, previously reported in selling, general and administrative expenses as “provisions for doubtful accounts” to now be recorded as a reduction of net rental revenues as they are considered price concessions of the transaction price under the new revenue guidance. As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated.

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

 Financial Impact of ASC 606 Adoption

The following table presents the impact of ASC 606 on the Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018

	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect
Net revenues:
Net rental revenues	$13,773	$1,467	$15,240
Net revenues	16,677	1,467	18,144

Gross profit	9,548	1,467	11,015

Selling, general and administrative expenses:
Provision for doubtful accounts	-	1,467	1,467
Total selling, general and administrative	9,643	1,467	11,110

The following table presents the impact of ASC 606 on the Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30, 2018

	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect
Net revenues:
Net rental revenues	$42,246	$4,804	$47,050
Net revenues	49,575	4,804	54,379

Gross profit	29,174	4,804	33,978

Selling, general and administrative expenses:
Provision for doubtful accounts	-	4,804	4,804
Total selling, general and administrative	28,885	4,804	33,689

The following table presents disaggregated revenue by offering type:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Third-Party Payor Rentals	46.8%	47.6%
Direct Payor Rentals	35.8%	37.6%
Product Sales	17.4%	14.8%

Total - Net revenues	100.0%	100.0%

3.	Medical Equipment and Property

Medical equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Medical Equipment held for sale or rental	$2,214	$1,567

Medical Equipment in rental service	58,582	57,928
Medical Equipment in rental service - pump reserve	(445)	(482)
Accumulated depreciation	(36,205)	(34,077)
Medical Equipment in rental service - net	21,932	23,369

Total	$24,146	$24,936

Depreciation expense for medical equipment for the three and nine months ended September 30, 2018 was $1.5 million and $4.5 million, respectively, compared to $1.7 million and $4.8 million for the same prior year periods, respectively, which was recorded in “cost of revenues – pump depreciation and disposals,” for each period.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,931	$(3,469)	$462	$3,824	$(3,277)	$547
Automobiles	118	(92)	26	118	(85)	33
Leasehold improvements	2,273	(1,267)	1,006	2,187	(1,134)	1,053

Total	$6,322	$(4,828)	$1,494	$6,129	$(4,496)	$1,633

Depreciation expense for property and equipment for the three and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.4 million for the same prior year periods, respectively. This depreciation expense was recorded in general and administrative expenses in the condensed consolidated statement of operations.

5.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(23,582)	12,952	36,534	(21,801)	14,733
Non-competition agreements	1,136	(1,136)	-	1,136	(1,125)	11
Software	11,230	(5,180)	6,050	11,230	(3,460)	7,770

Total nonamortizable and amortizable intangible assets	$50,923	$(29,921)	$21,002	$50,923	$(26,409)	$24,514

Amortization expense for the three and nine months ended September 30, 2018 was $1.2 million and $3.5 million, respectively, compared to $1.4 million and $4.2 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of September 30, 2018 is as follows (in thousands):

	October 1 -					2023 and
	December 31, 2018	2019	2020	2021	2022	thereafter

Amortization expense	$1,137	$4,402	$4,285	$3,930	$2,051	$3,197

6.	Debt

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

As of September 30, 2018, the Company’s term loans and equipment line under its credit facility had a balance of $32.5 million and $1.1 million, respectively. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	September 30,	December 31,
	2018	2017
Revolver:
Gross availability	$9,909	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(69)	(45)
Net availability	$9,090	$9,205

The Company had future maturities of its term loans and equipment line as of September 30, 2018 as follows (in thousands):

	2018	2019	2020	2021	2022 and thereafter	Total
Term Loans	$1,203	$4,813	$4,813	$21,671	$-	$32,500
Equipment Line	-	53	212	212	583	1,060
Unamortized value of the debt issuance costs	(10)	(38)	(38)	(38)	-	(124)
Total	$1,193	$4,828	$4,987	$21,845	$583	$33,436

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

September 30, 2018				December 31, 2017

	Current Portion of Long-Term Debt	Long-Term Debt	Total		Current Portion of Long-Term Debt	Long-Term Debt	Total
Term Loans	$4,813	$27,687	$32,500	Term Loans	$3,067	$25,444	$28,511
Equipment Line	-	1,060	1,060	Equipment Line	-	-	-
Unamortized value of the debt issuance costs	(38)	(86)	(124)	Unamortized value of the debt issuance costs	(28)	(92)	(120)
Total	$4,775	$28,661	$33,436	Total	$3,039	$25,352	$28,391

As of September 30, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at September 30, 2018 was 4.75% (LIBOR of 2.25% plus 2.50%). The actual CBFR Loan rate at September 30, 2018 was 4.75% (lender’s prime rate of 5.25% minus 0.50%).

As of September 30, 2018, the Company was in compliance with all debt-related covenants under the credit facility.

7.	Income Taxes

During the three and nine months ended September 30, 2018, the Company recorded an expense provision for income taxes of less than $0.1 million and $0.1 million, respectively. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three and nine months ended September 30, 2017, the Company recorded an expense provision for income taxes of $0.3 million and an income tax provision benefit of $0.9 million, respectively.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by a corresponding increase or decrease in the Company’s valuation allowance.

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
Numerator:	2018	2017	2018	2017
Net loss (in thousands)	$(519)	$(129)	$(820)	$(2,713)
Denominator:
Weighted average common shares outstanding:
Basic	20,672,688	22,755,976	22,043,213	22,725,806
Dilutive effect of non-vested awards	-	-	-	-
Diluted	20,672,688	22,755,976	22,043,213	22,725,806
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.12)

For both the three and nine months ended September 30, 2018, 0.1 million of stock options were not included in the calculation because they would have an anti-dilutive effect, compared to 0.7 million and 0.6 million, respectively, for the same prior year periods.

10.	Leases

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps (“Pump Assets”). The Pump Assets are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 4.0% as of September 30, 2018. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, the Company expects its facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of September 30, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2018	$69	$411	$480
2019	33	1,524	1,557
2020	-	938	938
2021	-	338	338
2022	-	229	229
Thereafter	-	841	841
Total required payments	$102	$4,281	$4,383
Less amounts representing interest (3.5%)	(1)
Present value of minimum lease payments	101
Less current maturities	(101)
Long-term capital lease liability	$-

At September 30, 2018 and December 31, 2017, Pump Assets obtained under capital leases had a cost of approximately $1.7 million, respectively, and accumulated depreciation of $0.7 million and $0.5 million, respectively. In the second quarter of 2018, the Company exited facility leases in Georgia and Texas and commenced a lease in Massachusetts. In accordance with ASC 420 – Exit or Disposal Activities, the Company expensed less than $0.1 million of future lease payments relating to these exited facility leases.

The Company has minimum future operating lease commitments, mainly related to its leased facilities. Associated rental expense for facilities and other equipment from third parties under operating leases for the three and nine months ended September 30, 2018 was $0.4 million and $1.1 million, respectively, compared to $0.2 million and $0.7 million for the same prior year periods, respectively.

11.      Subsequent Events

The Company has evaluated subsequent events through the date of issuance for the unaudited condensed consolidated financial statements as of September 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under Topic 842, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Topic 842 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This ASU makes various targeted amendments to the leasing standard and we are evaluating this ASU in connection with adoption of the standard. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard on January 1, 2019 using the optional transition method.  The standard also provides for certain practical expedients. The Company continues to evaluate and is in the process of documenting the impact of the pending adoption of the new standard on its consolidated financial position, disclosures and/or internal controls process. The Company believes the adoption of Topic 842 will result in the Company recording right-of-use assets and liabilities on the consolidated balance sheets for leases currently classified as operating leases, along with enhanced disclosures of lease activity.  It is not expected that Topic 842 will have an impact on the Company’s accounting for rental revenues, although that determination is still being finalized.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

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

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Net Revenues

Our net revenues for the quarter ended September 30, 2018 were $16.7 million, a decrease of $0.9 million, or 5%, compared to $17.6 million for the quarter ended September 30, 2017. Net revenues for the quarter ended September 30, 2018 were impacted by a $1.5 million change in recording bad debt as part of net revenue from rentals related to the implementation of Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”) on a modified retrospective approach effective January 1, 2018. Absent the implementation of ASC 606, total net revenues for the quarter ended September 30, 2018 would have been $18.1 million, an increase of $0.6 million, or 3%, compared to $17.6 million in the same prior year period. The majority of the increase for the quarter was attributable to net revenues from product sales.

During the quarter ended September 30, 2018, net revenues from rentals decreased $1.5 million, or 10%, compared to the same prior year period. Absent the implementation of ASC 606, net revenues from rentals for the quarter ended September 30, 2018 would have decreased $0.1 million, or 1%, compared to the same prior year period. This decrease was primarily attributable to a slight decrease in claims billed to third-party payors during the quarter ended September 30, 2018 compared to the same prior year period. Net revenues from product sales for the quarter ended September 30, 2018 were $2.9 million, an increase of $0.6 million, or 28%, compared to the same prior year period. The increase in product sales was primarily the result of increased disposable sales of $0.3 million and equipment sales of $0.3 million.

Gross Profit

Gross profit for the quarter ended September 30, 2018 was $9.5 million, a decrease of $1.5 million, or 14%, compared to the quarter ended September 30, 2017. As a percentage of revenues, gross profit for the quarter ended September 30, 2018 was 57%, down from the same prior year period of 63%. Gross profit for the quarter ended September 30, 2018 was impacted by a $1.5 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit for the quarter ended September 30, 2018 would have been $11.0 million, which was consistent with the amount recorded for the comparable prior year period. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the quarter ended September 30, 2018 would have been 61%, down from the same prior year period of 63%. The decrease was due to lower margins on selective disposable supply sales, as well as increased labor costs on pump servicing due to demand for selective pumps and the need to increase turnaround time on delivery of these pumps.

Provision for Doubtful Accounts

Due to the implementation of ASC 606, the Company did not record any provision for doubtful accounts (“Bad Debt”) for the quarter ended September 30, 2018 compared to Bad Debt of $1.3 million for the quarter ended September 30, 2017. Absent the implementation of ASC 606, Bad Debt for the quarter ended September 30, 2018 would have been $1.4 million, an increase of $0.2 million, or 13%, compared to the same prior year period. Absent the net difference of credits taken to the accrual in the third quarters of 2018 and 2017, respectively, the provision would have decreased by $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2018 was $1.2 million, a decrease of $0.2 million compared to the same prior year period, attributable to the impairment of certain internally developed, internal-use software assets that was recorded in the fourth quarter of 2017; therefore, the related amortization of those projects no longer existed during 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2018 were $2.3 million, an increase of $0.1 million, or 3%, compared to the same prior year period. This increase was primarily attributable to an increase in travel and related costs primarily due to company-wide initiatives.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2018 were $6.2 million, an increase of $0.6 million, or 11%, from $5.6 million for the quarter ended September 30, 2017. The increase in general and administrative expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $0.4 million and legal and shareholder costs of $0.3 million, partially offset by a decrease in outside services expense of $0.1 million. The increase in employee compensation expenses was primarily attributable to a $0.2 million increase in stock compensation expense, a $0.1 million net increase in incentive bonus accrual and $0.1 million of salaries and related expenses.

Other Income and Expenses

Other expenses for the quarter ended September 30, 2018 were $0.4 million, which was consistent with the amount recorded for the comparable prior year period.

Income Taxes

During the quarter ended September 30, 2018, the Company recorded a provision for income taxes of less than $0.1 million.  The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the quarter ended September 30, 2017, the Company recorded a provision for income taxes of $0.3 million.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Net Revenues

Our net revenues for the nine months ended September 30, 2018 were $49.6 million, a decrease of $2.6 million, or 5%, compared to $52.2 million for the same prior year period. Net revenues for the nine months ended September 30, 2018 were impacted by a $4.8 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, total net revenues for the nine months ended September 30, 2018 would have been $54.4 million, an increase of $2.2 million, or 4%, compared to $52.2 million in the same prior year period. This increase was primarily driven by an increase in net revenues from rentals (absent implementation of ASC 606) for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, net revenues from rentals decreased $3.0 million, or 7%, compared to the same prior year period. Absent the implementation of ASC 606, net revenues from rentals for the nine months ended September 30, 2018 would have increased $1.8 million, or 4%, compared to the same prior year period. This increase was primarily attributable to the Company’s ongoing program to expand its number of third-party payors under contract, thereby increasing our net reimbursement rate, and the Company’s efforts to reduce claims rejected by third-party payors. Net revenues from product sales for the nine months ended September 30, 2018 were $7.3 million, an increase of $0.4 million, or 5%, compared to the same period of 2017. This increase was primarily the result of an increase in disposable sales of $0.5 million and accessory sales of $0.1 million, which was offset by a decrease in equipment sales of $0.2 million.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $29.2 million, a decrease of $2.9 million, or 9%, compared to the same prior year period. As a percentage of revenues, gross profit for the nine months ended September 30, 2018 was 59%, down from 61% for the same prior year period. Gross profit for the nine months ended September 30, 2018 was impacted by a $4.8 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit for the nine months ended September 30, 2018 would have been $34.0 million, an increase of $1.9 million, or 6%, compared to $32.0 million in the same prior year period. This increase was driven mainly by the increase in net revenues absent the implementation of ASC 606, as well as an improvement in profitability over the prior year. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the nine months ended September 30, 2018 would have been 62%, up from 61% in the same prior year period. Profitability was helped by lower incremental costs for pumps sold expense, product and supply costs (net of the third quarter 2018 margin decrease) and pump rental expense.

Provision for Doubtful Accounts

Due to the implementation of ASC 606, the Company did not record any Bad Debt for the nine months ended September 30, 2018 compared to $4.5 million for the same prior year period. Absent the implementation of ASC 606, Bad Debt for the nine months ended September 30, 2018 would have been $4.7 million, an increase of $0.2 million, or 5%, compared to the same prior year period. Absent the net difference of credits taken to the accrual in the third quarters of 2018 and 2017, respectively, the provision would have decreased by $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2018 was $3.5 million, a decrease of $0.7 million compared to the same prior year period. This decrease is attributable to the impairment of some internally developed, internal-use software assets that was recorded in the fourth quarter of 2017; therefore, the related amortization of those projects no longer existed during 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2018 were $6.9 million, a decrease of $0.5 million, compared to $7.4 million for the same prior year period. The decrease was largely attributable to a decrease in salaries and related expenses of $0.6 million, which was partially offset by an increase of $0.1 million related to travel & related expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $18.4 million, a decrease of less than $0.1 million compared to the same prior year period. The decrease in general and administrative expenses versus the comparable prior year period was primarily due to decreases in outside services expense of $0.7 million and capital lease retirement charges of $0.3 million, partially offset by an increase in employee compensation related expenses of $0.7 million and legal and shareholder costs of $0.2 million. The increase in employee compensation related expenses was primarily attributable to a $0.7 million net increase in the incentive bonus accrual, $0.4 million of salaries and related expenses and $0.2 million of stock compensation expense. These increases were partially offset by a $0.6 million decrease in severance expenses.

Other Income and Expenses

Other expenses for the nine months ended September 30, 2018 and 2017 were $1.0 million and $1.1 million, respectively. The decrease included a less than $0.1 million decrease in interest expense primarily due to repayments of long-term debt.

Income Taxes

During the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $0.1 million. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the nine months ended September 30, 2017, the Company recorded a benefit from income taxes of $0.9 million, due mainly to the temporary timing differences of expenses recorded compared to when they will be deductible.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the Company had not yet completed its accounting for all of the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company will continue to refine its calculations as additional analysis is completed. The Company expects that any additional changes will be offset by a corresponding increase or decrease in the Company’s valuation allowance.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally generated cash from operations and borrowings under our credit facility. As of September 30, 2018, we had cash and cash equivalents of $3.9 million and $9.1 million of availability on our revolving credit facility compared to $3.5 million of cash and cash equivalents and $9.2 million of availability on our revolving credit facility at December 31, 2017. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

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

As of September 30, 2018, our term loans and equipment line under the credit facility had balances of $32.5 million and $1.1 million, respectively. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and inventory and is computed as follows (in thousands):

	September 30,	December 31,
	2018	2017
Revolver:
Gross availability	$9,909	$10,000
Outstanding draws	-	-
Letter of credit	(750)	(750)
Landlord reserves	(69)	(45)
Net availability	$9,090	$9,205

As of September 30, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at September 30, 2018 was 4.75% (LIBOR of 2.25% plus 2.50%). The actual CBFR Loan rate at September 30, 2018 was 4.75% (lender’s prime rate of 5.25% minus 0.50%).

As of September 30, 2018, the Company was in compliance with all debt-related covenants under the credit facility.

Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of the Company’s outstanding common stock (the “Share Repurchase Program”). Repurchases under the repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing Credit Agreement. As of September 30, 2018, we had availability of $9.1 million under our credit facility, of which $8.5 million could be used to fund stock repurchases, subject to the restrictions and limitations of our Credit Agreement. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

The Company has repurchased approximately 0.5 million shares under the Share Repurchase Program through September 30, 2018 in addition to the approximately 2.1 million shares repurchased under the First Stock Purchase Agreement (as defined below) and approximately 0.7 million shares repurchased under the Second Stock Purchase Agreement (as defined below). This total of approximately 3.3 million shares represents a 14% reduction in the shares outstanding at December 31, 2017.

Stock Purchase and Settlement Agreement and Stock Purchase Agreement

On July 31, 2018, the Company and an individual shareholder and his affiliates (the “Sellers”) entered into a stock purchase and settlement agreement (the “First Stock Purchase Agreement”) for the purchase by the Company of the approximately 2.2 million shares of the Company's common stock cumulatively owned by the Sellers for $3.10 per share, equaling approximately $6.7 million in total. The First Stock Purchase Agreement contains customary representations and warranties, an agreement by the Sellers not to purchase any shares of the Company's common stock for three years following closing, a mutual non-disparagement agreement and a mutual release of claims between the Company and the Sellers. The closing of the stock purchases under the First Stock Purchase Agreement occurred in full during the third quarter of 2018 with respect to approximately 2.1 million shares, and the Sellers sold approximately 36,000 of the remaining shares to third parties on the open market. The Company funded the purchase price for the shares with the proceeds from the Term Loan C described above.

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

Cash Flows:

        Operating Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2018 was $8.1 million compared to net cash provided by operating activities of $4.1 million for the nine months ended September 30, 2017. This increase was primarily attributable to the cash flow effect of the operating improvement resulting in a reduced net loss for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the impact of non-cash transactions, including deferred income taxes and amortization of intangibles, and the increased change in liabilities.

        Investing Cash Flow. Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2018 compared to cash provided by investing activities of $0.7 million for the nine months ended September 30, 2017. The decrease was due to a $2.2 million increase in cash used to purchase medical equipment and a $0.6 million decrease in cash proceeds from the sales of medical equipment.

        Financing Cash Flow. Net cash used in financing activities for the nine months ended September 30, 2018 was $5.6 million compared to net cash used in financing activities of $7.4 million for the nine months ended September 30, 2017. The decrease in net cash used was primarily attributable to our decision to pay down our term loan debt in the first half of 2018 and the repurchase of common stock compared with our cash proceeds from borrowings under our revolving credit facility during the nine months ended September 30, 2017 and the decision to pay down a majority of our capital lease obligations during the first half of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to common stock purchases by the Company during the nine months ended September 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)

March 12, 2018 - March 31, 2018	32,264	$2.57	32,264	$2,417,012
April 1, 2018 - April 30, 2018	39,878	2.74	39,878	2,307,857
May 1, 2018 - May 31, 2018	23,400	2.91	23,400	2,239,717
June 1, 2018 - June 30, 2018	285,000	3.13	285,000	1,348,717
July 1, 2018 - July 31, 2018	31,303	3.20	31,303	1,248,675
August 1, 2018 - August 31, 2018	2,834,689	3.10	48,119	1,097,661
September 1, 2018 - September 30, 2018	41,699	3.31	41,699	959,684

Total	3,288,233	$3.10	501,663

(a)

In addition to the 501,663 shares repurchased as part of the Share Repurchase Program during the nine months ended September 30, 2018, the Company also repurchased approximately 2,100,000 and 700,000 shares as part of the First and Second Stock Purchase Agreements, respectively, which are included in the total number of shares purchased in the table above.

(b)

On March 12, 2018, our Board of Directors authorized a Share Repurchase Program that allows the Company to repurchase up to the lesser of 1,000,000 shares or $2,500,000 of our common stock through December 31, 2018. The repurchases are to be effectuated in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2018, we repurchased 501,663 shares for a total consideration of $1,540,316 under the program. At September 30, 2018, $959,684 remains available for repurchase under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* * **	XBRL Taxonomy Extension Presentation Linkbase Document Filed herewith Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 13, 2018	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 13, 2018	/s/ Gregory Schulte
Gregory Schulte Chief Financial Officer (Principal Financial Officer)