Form 10-K
period 2018-12-31
InfuSystem Holdings, Inc
filed 2019-03-22
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $60,990,253. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 8, 2019 was 19,577,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules	57

Item 16.	Form 10-K Summary	60

References in this Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries, as appropriate to the context.

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend and does not undertake any obligation to update any forward-looking statement to reflect future events or circumstances after the date of such statements, except as may be required by law. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:

•	our dependence on estimates of collectible revenue from third-party reimbursement;
•	litigation in which we may be involved from time to time;
•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;
•	risks associated with the loss of a relationship with one or more third-party payors;
•	risks associated with a federal government shutdown;
•	risks associated with the federal government’s sequestration;
•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;
•	our dependence on our Medicare Suppler Number, which allows us to bill Medicare for services provided to Medicare patients;
•	availability of chemotherapy drugs used in our infusion pump systems;
•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including the Center for Medicare and Medicaid Services (“CMS”) competitive bidding;

•	our dependence upon our suppliers;
•	periodic reviews and billing audits from governmental and private payors;
•	risks associated with the collection of sales or consumption taxes;
•	our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;
•	our ability to maintain controls and processes over billing and collection and the adequacy of our allowance for doubtful accounts and customer concessions;
•	our ability to comply with state licensure laws for durable medical equipment (“DME”) suppliers;
•	risks associated with our allowance for doubtful accounts and customer concessions;
•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;
•	natural disasters affecting us, our customers or our suppliers;
•	industry competition;
•	compliance with regulatory guidelines affecting our billing practices;
•	defective products manufactured by third-party suppliers;
•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;
•	our ability to maintain relationships with health care professionals and organizations;
•	our ability to comply with changing health care regulations;
•	our ability to protect our intellectual property;
•	our ability to hire and retain key employees;
•	our ability to remain in compliance with our credit agreement or future debt agreements;
•	general economic uncertainty;
•	changes in tax laws or challenges to our tax positions;
•	volatility in the market price of our stock;
•	the future price our stock may be negatively affected by not paying dividends;
•	potential dilution to current stockholders from the issuance of equity awards; and
•	we may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

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

Market and Industry Data

This Form 10-K contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and other published industry sources. We have not independently verified the information and cannot make any representation as to the accuracy or completeness of such information. None of the reports and other materials of third-party sources referred to in this Form 10-K were prepared for use in, or in connection with, this report.

Trademarks and Tradenames

We have a number of registered trademarks, including Ambulatory Infusion Made Easy®, Biomed Made Easy®, BlockPain Dashboard®, EXPRESSTech® and Infusion Made Easy®. These and other trademarks of ours appearing in this report are our property. Solely for convenience, trademarks and trade names of ours referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names. This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1.	Business.

Background

The Company is a Delaware corporation, which was formed in 2005. It operates through operating subsidiaries, including InfuSystem Holdings USA, Inc., a Delaware corporation, InfuSystem, Inc., a California corporation (“ISI”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware limited liability company.

Business Concept and Strategy

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. We provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. ISI is accredited by the Community Health Accreditation Program (“CHAP”) while First Biomedical is ISO certified.

Our core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps.

In addition, we sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market.

We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

One goal of our business strategy is to expand into treatment of other cancers. In 2018, our Oncology Business approximated 60% of our total revenues. In 2018, we generated approximately 34% of our total revenues from treatments for colorectal cancer and 26% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Another aspect of our business is to seek opportunities to leverage our extensive billing capabilities, pump resources and networks of oncology practices and insurers. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. One of these is providing our ambulatory pumps, products, and services for pain management in the area of post-surgical peripheral nerve block. With regard to acquisitions, we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) in April 2015, to acquire smaller, regional competitors, in whole or part that perform similar services to us but do not have the national market access, network of third-party payor contracts or operating economies of scale that we currently enjoy. We also plan to leverage our extensive networks of oncology practices and insurers by distributing complementary products, including pain management and smart pumps, and introducing key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.

We face the risk that other competitors can provide the same services as we provide. That risk is currently mitigated and barriers to entry are created by our (i) growing number of third-party payor networks under contract, which included nearly 600 third-party payor networks for the fiscal year ended December 31, 2018, an increase of 13% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, significant investments in developing our information technology as described below.

Management is intent on extending its considerable breadth of payor networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in bad debt expense. Consequently, we are increasingly focused on net revenues less bad debt.

In the midst of changes in the healthcare arena, we believe that we will support our overall business strategy discussed above by (i) focusing on supporting recurring revenues by increasing our pump fleet; (ii) improving liquidity and strengthening our balance sheet by keeping debt levels comparable to our operations; (iii) improving internal operational efficiencies; (iv) increasing our product and services offerings; (v) enhancing our technology offerings to the patients and providers of care; and (vi) investigating synergistic acquisitions.

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

We believe that oncology practices have a heightened sensitivity to providing quality service and whether they are reimbursed for services they provide. Simultaneously, CMS and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain cancer types because clinical evidence demonstrates superior outcomes. Payors’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.

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

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payors, which may include Medicare, Medicaid, third-party payor companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payors, (ii) facilities of our Medicare patients and (iii) patients for the use of the pump and related disposable supplies. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payors. We do provide assistance to those that cannot afford our pumps via our financial hardship program – a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Madison Heights, Michigan location.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payors.

●

We support our patients throughout the treatment process by providing patients with 24x7 service and support. InfuSystem Mobile provides patients with secure, two-way communication with our clinical support team, the latest infusion safety technology, and infusion therapy expertise in a convenient and easy-to-use app. Our clinical support team employs oncology, pain, Intravenous Certified, and Oncology Certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps

●

Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our services also allow the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.

●

We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means including EXPRESS and InfuConnect reducing the required effort on the employees of the physician offices.

●	We believe our services are attractive to payors because such services are generally less expensive than hospitalization or home care.

Other services we offer include the rental, sale or leasing of pole-mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. As of December 31, 2018, our rental fleet of pole-mounted and ambulatory pumps had a historical gross cost of $61.4 million, up from $57.9 million at the end of 2017, and included approximately 120 makes and models of equipment dedicated to our rental services. These pumps are available for daily, weekly, monthly or annual rental periods. As of both December 31, 2018 and 2017, we had a fleet of new and used pole-mounted and ambulatory pumps with a historical cost of $1.6 million for sale or rental.

In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair “Centers of Excellence” from all of our locations across the United States and Canada and employ a staff of highly trained technicians to provide these services. Our main Center of Excellence for service is our Lenexa, Kansas facility.

We also offer pain management services via electronic ambulatory infusion pumps for post-operative pain management using our pumps along with a numbing agent and a continuous nerve block catheter – continuous peripheral nerve block (“CPNB”). Using CPNB for the management of post-operative pain, which usually lasts two to three days after surgery, can result in reduced pain for the patient, increased satisfaction scores for the surgical center or hospital, and reduced need for post-operative opioid pain medication. These services include our patient care call center interaction offering support to patients and the review and collection of pain score patient outcome data for outpatient surgery centers using our proprietary BlockPain Dashboard®.

Information Technology

Our Information Technology (“IT”) department is focused on not only supporting our internal IT infrastructure needs, but also supports InfuSystem Mobile as well as our electronic medical record technology (“EMR”) that allows medical facilities to use our infusion pumps and services via our solutions such as EXPRESS and InfuConnect. This focus has enabled current billing information to be transferred to us from participating facilities electronically and automatically, bypassing the current methods of mail, email, and/or facsimile. We expect that this focus will continue to strengthen our relationships with our existing customers and result in additional investment in intangible software assets by the Company. An additional IT customer-focused solution is PumpPortal. Our focus on IT solutions resulted in the development of EXPRESS, a product powered by our InfuBus data integration platform, and provides for paperless delivery of the appropriate information for InfuSystem to bill payors that:

●	eliminates all paper;
●	provides an enhanced visibility as a result of real time status and reporting;
●	reduces risk of error;
●	automates treatment logs, pump assignments, tracking and physician’s orders;
●	provides a secure scanner for easy pump assignment to patients; and
●	removes interruptions from physician practices’ daily schedules, and standardizes data flow for clinics and hospitals with multiple locations

In 2018 and 2017, we capitalized less than $0.1 million and $0.2 million, respectively, of IT projects as we successfully leveraged prior capitalized investments.

Relationships with Physician Offices

As of December 31, 2018, we had business relationships with clinical oncologists in over 1,800 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, as of December 31, 2018, we had gained more facilities than we had lost. We expect this trend to continue for the foreseeable future.

Employees

As of December 31, 2018, we had 251 employees, including 237 full-time employees and 14 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supply more than 10% of the ambulatory pumps purchased by us. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

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

As of December 31, 2018, we had contracts with nearly 600 third-party payor networks, an increase of 13% over the prior year period. Material terms of contracts with third-party payor organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2018 and 2017, our largest contracted payor was a national payor which accounted for approximately 7% and 6% of our net revenues from our third-party payor Oncology Business for 2018 and 2017, respectively, and approximately 4% of our total net revenues for each of 2018 and 2017.

We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 7% of third-party payor net revenue.

Competitors

We believe that our competition is primarily comprised of national, regional, and hospital-owned DME providers, physician providers and home care infusion providers and the competitive products and services they offer. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.

●

National DME Providers: Other national providers with offerings similar to us. These products and service offerings include, but are not limited to, third-party reimbursement, direct rental and sale of infusion electronic and disposal pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a registered Medicare supplier of DME and related supplies, we must comply with supplier standards established by CMS regulating Medicare suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS Supplier Standards”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization, and (x) meet certain specified surety bond requirements.

We are also subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which are designed to protect the security and confidentiality of certain protected health information. Under HIPAA, we must provide patients access to certain records and must notify patients of our use of protected health information and patient privacy rights. Moreover, HIPAA sets limits on how we may use individually identifiable health information and prohibits the use of patient information for marketing purposes. The adoption of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes a new breach notification requirement that applies to breaches of unsecured health information occurring on or after September 23, 2009. We are subject to regulations in the various states in which we operate. We believe we are in material compliance with all such regulations.

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

Recent Events in Our Business

Credit Agreement

On February 5, 2019, we entered into the fifth amendment to our credit agreement (the “Fifth Amendment”) with JPMorgan Chase Bank, N.A., as lender (the “Lender”), which amends the Credit Agreement between the Lender and us, entered into on March 23, 2015 (as amended, the “Credit Agreement”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Fifth Amendment. The Fifth Amendment amended the Credit Agreement to, among other things:

●	increase the Capital Expenditure Loan Commitment to $8,000,000;

●	increase the Revolving Commitment to $11,000,000;

●

revise the definition of earnings before interest taxes, depreciation and amortization to include the following additional add-back adjustments: (i) fees and charges in an aggregate amount not to exceed $250,000 incurred prior to December 31, 2019 relating to the Company's integration of business previously served by another major provider of electronic oncology pumps; and (ii) lease buyout expenses not to exceed: (x) $100,000 incurred on or prior to December 31, 2018; and (y) $180,000 incurred after December 31, 2018 but on or prior to March 31, 2019;

●

revise the definition of Fixed Charge Coverage Ratio to provide that, in determining such ratio for the 2019 fiscal year, the unfinanced portion of Capital Expenditures will be calculated as the unfinanced portion of Capital Expenditures minus up to $7,000,000 in the unfinanced portion of Capital Expenditures made from cash on hand;

●

revise Section 6.01(e) of the Credit Agreement, which governs the amount of permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets, to limit such indebtedness to the sum of: (i) $33,096.05 (the approximate aggregate outstanding principal amount of such indebtedness at December 31, 2018); plus (ii) an additional amount of $2,025,000 incurred after December 31, 2018, as such amount may be reduced from time to time; and

●

revise Section 6.12(a) of the Credit Agreement, which governs the permitted Leverage Ratio, to provide that the Company will not permit the Leverage Ratio to exceed: (i) 3.25 to 1.0 at any time on or after December 31, 2018 but prior to March 31, 2019, (ii) 3.75 to 1.0 at any time on or after March 31, 2019 but prior to June 30, 2019, (iii) 3.50 to 1.0 at any time on or after June 30, 2019 but prior to September 30, 2019, or (iv) 3.25 to 1.00 at any time on or after September 30, 2019.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which affects Medicare payments. For the years ended December 31, 2018 and 2017, the impact on our net revenues was approximately $0.1 million, respectively. Sequestration mainly applied to payments received from Medicare Advantage plans by the Company. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

As of December 31, 2018, we had contracts with nearly 600 third-party payor networks, an increase of 13% over the prior year period. Material terms of contracts with third-party payor organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2018 and 2017, our largest contracted payor was a national payor which accounted for approximately 7% and 6% of our net revenues from our third-party payor Oncology Business for 2018 and 2017, respectively, and approximately 4% of our total net revenues for each of 2018 and 2017.

We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 7% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payor reduces its reimbursement for the services we provide.

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

The continued consolidation of physician practices, outpatient infusion clinics, oncology clinics, homecare providers and hospitals, increases the concentration of decision makers whom either choose to use our ambulatory electronic pumps within our Oncology Business or directly rent, lease or purchase pumps or supplies directly from us.

While we make every effort to benefit from such concentration, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We are required to have a Medicare Supplier Number in order to have the ability to bill Medicare for services provided to Medicare patients. Furthermore, all third-party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare DMEPOS Supplier Standards in order to maintain such number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. Without such number, we would be unable to continue our various third-party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations and cash flows.

The CMS requires that all DME providers must be accredited by a CMS-approved accreditation organization. On February 17, 2009, we initially received accreditation from CHAP, and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.

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

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and Moog Medical Devices Group. The loss or disruption of our relationships with outside vendors, including pump, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

We face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

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

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cybersecurity breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, we rely on third party service providers to perform certain services, such as payroll and tax services. Any failure of our systems or third-party systems may compromise our sensitive information and/or personally identifiable information of our employees or patient health information subject to HIPAA confidentiality requirements. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.

Technological interruptions or the efficiency of our website and technology solutions could damage our reputation and brand and adversely affect our results of operations.

The satisfactory performance, security, reliability and availability of our network infrastructure are critical to our reputation, our ability to attract, communicate with and retain customers and our ability to maintain adequate customer service levels. Any system interruptions, outside intrusions, or security breaches could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors or data corruption. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, our business could be harmed and we could be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption of our services. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

All of these factors could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our Consolidated Financial Statements.

The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems, billing center operating procedures and proper staffing levels. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that our staffing, controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.

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

Our allowance for doubtful accounts and customer concessions may not be adequate to cover actual losses.

Our third-party payor contracts do not guarantee annual inflationary increases, typical of the DME payor contracting environment. Contracted reimbursement rates are either subject to increases or decreases in CMS program rates or, if not indexed to government rates, are frozen until those payor contracts are reopened and renegotiated. While we monitor reimbursement levels to identify specific payor reimbursement rates that have eroded and renegotiate such rates, we may not be able to maintain or improve overall reimbursement levels, thereby compromising the adequacy of the predicted allowance for doubtful accounts and customer concessions.

We may also face reduced reimbursements from private third-party payors. As a result, our customers may be unable to make timely payments to us. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances, it could materially and adversely impact our business, financial condition, results of operations and cash flows.

Our growth strategy includes expanding into treatment for cancers other than colorectal cancer. There can be no assurance that continuous infusion-based regimens for these other cancers will become standards of care for large numbers of patients or that we will be successful in penetrating these different markets.

An aspect of our growth strategy is to expand into the treatment of other cancers, such as head, neck and gastric cancers. This population of patients will expand only if clinical trial results for new drugs and new combinations of drugs demonstrate superior outcomes for regimens that include continuous infusion therapy relative to alternatives. No assurances can be given that these new drugs and drug combinations will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that we will be able to penetrate successfully any new markets that may develop in the future or manage the growth in additional resources that would be required.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with nearly 600 third-party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

Certain federal, state health care, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are applicable to our business. The laws that are applicable to our business include:

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

In order to protect our trade secrets and other confidential information, we rely in part on confidentiality agreements with our employees, consultants and third parties with whom we have relationships. These agreements may not effectively prevent disclosure of trade secrets and other confidential information and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover our trade secrets and confidential information and, in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce or determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. Failure to obtain or maintain trade secret protection, or our competitors' acquisition of our trade secrets, could materially and adversely affect our competitive business position.

We are dependent upon executive officers and other key personnel. The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

Our success is substantially dependent on the continued services of our executive officers and other key personnel who generally have extensive experience in our industry. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified executive officers, managerial, finance, technical, clinical, customer service and sales and marketing personnel. Competition for these individuals is intense, more so in the current labor market. The loss of the services of any executive officer or other key employee, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Covenants in our current and any future debt agreement restrict our business.

Our existing Credit Agreement contains, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

●	engage in a transaction that results in a change of control, as defined by the Credit Agreement;
●	create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;
●	make certain investments or acquisitions;
●	create, incur, assume or suffer to exist any indebtedness;
●	merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;
●	make any disposition or enter into any agreement to make any disposition;
●	repurchase outstanding stock from the open market; and
●	declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our Credit Agreement also contains certain financial covenants. As of December 31, 2018, we were in compliance with the covenants contained in the Credit Agreement, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.

Economic uncertainty or economic deterioration could adversely affect us.

While the global economy continues to grow, there is uncertainty surrounding the duration and strength of the U.S. and global economy that may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.

Changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes in federal and various state jurisdictions. Changes in tax laws, including, for example, those resulting from the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2019 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. Although our accounting for the effects of the enactment of the Tax Act is now complete, we may become subject to additional regulations. The full impact of the Tax Act on us may change significantly as regulations, interpretations and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws are made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

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

Restricted stock awards and the exercise of stock options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of shares of restricted stock awards (“RSUs”) and outstanding options to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding options, holders of those securities may be likely to exercise their options and sell the common stock acquired upon exercise in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution in their relative percentage ownership.

As of December 31, 2018, options to purchase 2.2 million shares of common stock were outstanding, at a weighted average exercise price of $2.67 per share, of which 1.1 million were exercisable at a weighted average exercise price of $2.52 per share. In addition, RSUs of 0.1 million shares, with a weighted average grant date fair value of $1.42 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

We may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

If we experience an ownership change, either via a major transaction or a series of trades where a substantial percentage of our ownership changes, which may be less than a majority of our ownership in certain cases, we may be limited in our ability to use our net operating loss carryforwards.

During the fourth quarter of 2018, we completed an update to our analysis of past ownership (as defined under Section 382 of the Code) and, as a result, we believe that, consistent with previously completed analyses, we have not experienced an ownership change from December 31, 2010 through the date of such updated analysis. We have undertaken a definitive analysis necessary to quantify the effect of an ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our federal net operating loss carryforwards of approximately $34.8 million will begin to expire in various years beginning in 2028, $3.4 million of our federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. At December 31, 2018, we continue to carry a full valuation allowance for tax benefits of operating loss and tax credit carryforwards, which is described under the heading “Income Taxes” in Note 8 to our Consolidated Financial Statements included in this Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country
Madison Heights	Michigan
Lenexa	Kansas
Canton	Massachusetts
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

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

Our common stock is listed on the NYSE American under the symbol INFU.

Holders of Common Equity

As of March 8, 2019, we had approximately 310 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

Common Share Repurchase Program

On March 12, 2018, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to one million shares of the Company’s outstanding common stock (the “Repurchase Program”). Repurchases under the Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing Credit Agreement. As of December 31, 2018, we had availability of $9.2 million under our revolving credit facility (the “Revolver”) in our Credit Agreement, of which $8.4 million could be used to fund stock repurchases, subject to the restrictions and limitations of our Credit Agreement. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

The Company has repurchased approximately 0.5 million shares under the Repurchase Program through December 31, 2018 in addition to the approximately 2.1 million shares repurchased under the First Stock Purchase Agreement (as defined below) and approximately 0.7 million shares repurchased under the Second Stock Purchase Agreement (as defined below). This total of approximately 3.3 million shares represents a 15% reduction in the shares outstanding at December 31, 2017. During the year ended December 31, 2017, the Company did not repurchase any shares in the open market.

Stock Purchase and Settlement Agreement and Stock Purchase Agreement

On July 31, 2018, the Company and an individual shareholder and his affiliates (the “Sellers”) entered into a stock purchase and settlement agreement (the “First Stock Purchase Agreement”) for the purchase by the Company of the approximately 2.2 million shares of the Company's common stock cumulatively owned by the Sellers for $3.10 per share, equaling approximately $6.7 million in total. The First Stock Purchase Agreement contains customary representations and warranties, an agreement by the Sellers not to purchase any shares of the Company's common stock for three years following closing, a mutual non-disparagement agreement and a mutual release of claims between the Company and the Sellers. The closing of the stock purchases under the First Stock Purchase Agreement occurred in full during the third quarter of 2018 with respect to approximately 2.1 million shares, and the Sellers sold approximately 36,000 of the remaining shares to third parties on the open market. The Company funded the purchase price for the shares with the proceeds from the Term Loan C described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Debt Activities”.

On July 31, 2018, the Company and a shareholder entered into a stock purchase agreement (the “Second Stock Purchase Agreement”) for the purchase by the Company of approximately 0.7 million shares of the Company's common stock owned by a shareholder for $3.10 per share, equaling approximately $2.1 million in total. The Second Stock Purchase Agreement contains customary representations and warranties, and the closing of the stock purchases under the stock purchase agreement occurred during the third quarter of 2018. The Company funded the purchase price for the shares with cash-on-hand and the proceeds from the Term Loan C described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Debt Activities”.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2018 and 2017, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For both the years ended December 31, 2018 and 2017, we received less than 0.1 million shares from employees for tax withholding obligations.

During the year ended December 31, 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 12, 2018	2,134	$2.20	N/A	N/A
Total	2,134	$2.20	N/A	N/A

During the year ended December 31, 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 6, 2017	7,886	$2.78	N/A	N/A
April 19, 2017	9,460	2.30	N/A	N/A
May 3, 2017	3,465	2.20	N/A	N/A
Total	20,811	$2.47	N/A	N/A

Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information with respect to common stock purchases by the Company during the year ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)

March 12, 2018 - March 31, 2018	32,264	$2.57	32,264	$2,417,012
April 1, 2018 - April 30, 2018	39,878	2.74	39,878	2,307,857
May 1, 2018 - May 31, 2018	23,400	2.91	23,400	2,239,717
June 1, 2018 - June 30, 2018	285,000	3.13	285,000	1,348,717
July 1, 2018 - July 31, 2018	31,303	3.20	31,303	1,248,675
August 1, 2018 - August 31, 2018	2,834,689	3.10	48,119	1,097,661
September 1, 2018 - September 30, 2018	41,699	3.31	41,699	959,684
October 1, 2018 - October 31, 2018	25,391	3.22	25,391	877,822
November 1, 2018 - November 30, 2018	7,205	3.07	7,205	870,617

Total	3,320,829	$3.10	534,259

(a)

In addition to the 534,259 shares repurchased as part of the Repurchase Program during the year ended December 31, 2018, the Company also repurchased approximately 2,100,000 and 700,000 shares as part of the First and Second Stock Purchase Agreements, respectively, which are included in the total number of shares purchased in the table above.

(b)

On March 12, 2018, our Board of Directors authorized a Repurchase Program that allowed the Company to repurchase up to the lesser of 1,000,000 shares or $2,500,000 of our common stock through December 31, 2018. The repurchases were to be effectuated in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. During the year ended December 31, 2018, we repurchased 534,259 shares for a total consideration of $1,644,333 under the program.

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

In addition, we sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps to, and provide biomedical recertification, maintenance and repair services for, oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the small-hospital market.

We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

Our payor environment is in a constant state of change. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, effectively lessening bad debt expense on a micro level, but due to the mix of all payors may not have an impact on overall bad debt expense. Consequently, we are increasingly focused on net revenues, which include a reduction for bad debt.

In the midst of changes in the healthcare arena, we believe that we will support our overall business strategy discussed above by (i) focusing on supporting recurring revenues by increasing our pump fleet; (ii) improving liquidity and strengthening our balance sheet by keeping debt levels comparable to our operations; (iii) improving internal operational efficiencies; (iv) increasing our product and services offerings; (v) enhancing our technology offerings to the patients and providers of care; and (vi) investigating synergistic acquisitions.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenues and our order-to-cash process, gross margin, operating margin, operating expenses, profitability, cash and cash equivalents, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017

Net Revenues – Net revenues for the year ended December 31, 2018 were $67.1 million, a decrease of $4.0 million, or 5.5%, compared to the prior year’s net revenues of $71.1 million. Net revenues for the fiscal year ended December 31, 2018 were impacted by a $6.3 million change in recording of bad debt expense (“Bad Debt”) as part of net revenue from rentals related to the implementation of Accounting Standards Codification Topic 606: Revenue from Contracts with Customers (“ASC 606”). Absent the implementation of ASC 606, total net revenues for the fiscal year ended December 31, 2018 would have been $73.5 million compared to $71.1 million in the same prior year period, an increase of $2.4 million, or 3.3%. This increase was due to increases in rental revenues, absent the implementation of ASC 606, of $1.8 million and product sales of $0.6 million.

Rental Revenues – Decreased $4.5 million, or 7.4%, compared to the prior year. Absent the implementation of ASC 606, net revenues from rentals for the year ended December 31, 2018 would have increased $1.8 million, or 3.0%, compared to the same prior year period. This increase was primarily attributable to the Company’s ongoing program to expand its number of third-party payors under contract, thereby increasing our net reimbursement rate, and the Company’s efforts to reduce claims rejected by third-party payors. This is also evidenced by our increase in third-party payor networks to nearly 600, or a 13% increase, compared to the prior year. We view our payor environment as in a constant state of change. Management is intent on extending its considerable breadth of payor contracts as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues.

Product Sales - Increased $0.6 million, or 5.6%, compared to the prior year. This increase was largely due to an increase of $1.0 million in the sales of disposable products and a $0.2 million increase in the sales of accessories, which was partially offset by a decrease of $0.6 million in the sales of pumps.

Gross Profit – Gross profit for the year ended December 31, 2018 decreased $4.3 million, or 10.0%, from $43.4 million for the year ended December 31, 2017 to $39.0 million. Gross profit as a percentage of net revenues decreased to 58.1% compared to the prior year at 61.0%. Gross profit for the year ended December 31, 2018 was impacted by a $6.3 million change in recording bad debt as part of net revenue from rentals related to the implementation of ASC 606. Absent the implementation of ASC 606, gross profit for the year ended December 31, 2018 would have increased $2.0 million, or 4.6%, compared to the same prior year period. This increase was driven mainly by the increase in net revenues, absent the implementation of ASC 606, as well as an improvement in profitability over the prior year. Absent the implementation of ASC 606, gross profit, as a percentage of revenues, for the year ended December 31, 2018 would have been 61.7%, an increase of 71 basis points from 61.0% in the same prior year period. Profitability was helped by lower incremental costs for pumps sold, service costs and equipment depreciation expense.

Third-party Payor Provision for Doubtful Accounts – Due to the implementation of ASC 606, the Company did not record any Bad Debt for the year ended December 31, 2018 compared to $5.6 million for the same prior year period. Absent the implementation of ASC 606, Bad Debt for the year ended December 31, 2018 would have been $6.3 million, an increase of $0.7 million, or 12.5%, compared to the same prior year period. This increase is mainly due to an increased number of self-pay payor billings in 2018 as compared to 2017, as the self-pay payors historically have higher rates of Bad Debt in comparison to our third-party payors. However, this increase was partially offset by the Company’s increased number of third-party payor contracts, which have increased to nearly 600, or a 13% increase, that are now being billed at in-network rates with lower rates of Bad Debt, whereby previous insurance billings were billed at higher out-of-network rates and higher rates of Bad Debt. Bad Debt is primarily associated with rental revenues.

Amortization of Intangible Assets – Decreased $0.9 million compared to the prior year. This decrease was attributable to the impairment of some internally-developed, internal-use software assets that was recorded in the fourth quarter of 2017; therefore, the related amortization of those projects no longer existed during 2018.

Asset Impairment Charges – Decreased $1.0 million compared to the prior year. This decrease was due to some internally-developed, internal-use software projects that were determined by management to be obsolete or no longer in use and impaired in 2017.

Selling and Marketing Expenses – Selling and marketing expenses for the year ended December 31, 2018 were $9.1 million, a decrease of $0.7 million, or 6.9%, compared to the year ended December 31, 2017 of $9.8 million. Selling and marketing expenses as a percentage of net revenues, absent the implementation of ASC 606, decreased to 12% compared to the prior year at 14%. The decrease of $0.7 million was largely due to a decrease in salaries and related expenses of $0.8 million, which was partially offset by an increase in travel and related expenses of $0.1 million. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses – General and administrative (“G&A”) expenses for the year ended December 31, 2018 were $24.8 million, a decrease of 1.5% from $25.2 million for the year ended December 31, 2017. The decrease in general and administrative expenses versus the comparable prior year period was primarily due to decreases in outside services expense of $1.2 million and capital lease retirement charges of $0.3 million, partially offset by an increase in employee compensation-related expenses of $0.8 million, legal and shareholder costs of $0.2 million and corporate insurance expense of $0.1 million. The increase in employee compensation related expenses was primarily attributable to a $0.7 million increase in salaries and related expenses, a $0.4 million net increase in the incentive bonus accrual and $0.3 million of stock compensation expense. These increases were partially offset by a $0.6 million decrease in severance expenses. G&A expenses during the years ended December 31, 2018 and 2017 consisted primarily of accounting, administrative, third-party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items.

The following table includes additional details regarding our G&A expenses for the years ended December 31 (in thousands):

	2018	2017	Difference
Stock compensation costs	$957	$682	$275
Restatement costs	-	28	(28)
Early termination fees for capital leases	-	292	(292)
Contested proxy and other shareholder costs	251	200	51
Management reorganization/transition costs	250	737	(487)
Exited facility costs	44	-	44
Certain other non-recurring costs (a)	476	160	316
Total	1,978	2,099	(121)
G&A - other than one-time costs & stock based compensation	22,869	23,127	(258)
G&A - Total	$24,847	$25,226	$(379)

(a)

Strategic costs – For 2018, we recorded expenses associated with other strategic opportunity costs of $397,000 and revenue cycle management restructuring initiatives of $79,000. For 2017, we recorded expenses associated with other strategic opportunity costs of $160,000.

Other Income and Expenses - During the year ended December 31, 2018, we incurred interest expense of $1.4 million, an increase of $0.1 million, or 6.6%, compared to December 31, 2017. This is a net result of the new term debt that was entered into during 2018, partially offset by payments of the previous term debt as well as higher interest rates in 2018 as compared to 2017.

Provision for Income Taxes - During the year ended December 31, 2018, we recorded a provision for income taxes of $0.1 million compared to a provision for income taxes of $15.5 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was negative 5.0% compared to a negative 293.9% for the year ended December 31, 2017. The significant reduction in the provision in 2018 was due to recording a $5.6 million decrease in net deferred tax assets in 2017 in connection with the 2017 Tax Cuts and Jobs Act reduction in the federal tax rate to 21% from the previously used 34% in determining our net deferred tax assets. In addition, as of December 31, 2017, management assessed the available positive and negative evidence regarding the recovery of our net deferred tax assets. As a result of this assessment, it was determined it was more likely than not that the Company will not recognize the benefits of its federal and state net deferred tax assets and recorded an $11.4 million valuation allowance against these net deferred tax assets. Refer to the discussion under “Summary of Significant Accounting Policies — Income Taxes” included in Note 2 and “Income Taxes” included in Note 8 to our Consolidated Financial Statements included in this Form 10-K.

Inflation - Management believes that there has been no material effect on our results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2017 through December 31, 2018.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our Credit Agreement. As of December 31, 2018, we had cash and cash equivalents of $4.3 million and $9.2 million of availability on our Revolver compared to $3.5 million of cash and cash equivalents and $9.2 million of availability on our Revolver at December 31, 2017. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Long-Term Debt Activities:

On July 31, 2018, the Company entered into the fourth amendment to its Credit Agreement (“Fourth Amendment”). The Fourth Amendment allowed for, among other things, a loan to the Company for the repurchase of up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There are no principal payments due on the Equipment Line until December 31, 2019 at which time it will convert to an additional term loan. The Fourth Amendment also made changes to certain covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Fourth Amendment eliminates the net worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021, and the Equipment Line matures on December 31, 2024.

As of December 31, 2018, the Company was in compliance with all debt-related covenants under the Credit Agreement.

As of December 31, 2018, our term loans and Equipment Line under the Credit Agreement had balances of $31.3 million and $2.6 million, respectively. The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	December 31,	December 31,
	2018	2017
Revolver:
Gross Availability	$9,973	$10,000
Outstanding Draws	-	-
Letter of Credit	(750)	(750)
Landlord Reserves	(70)	(45)
Availability on Revolver	$9,153	$9,205

As of December 31, 2018, interest on the loans as part of the Credit Agreement is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at December 31, 2018 was 5.13% (LIBOR of 2.38% plus 2.75%). The actual CBFR Loan rate at December 31, 2018 was 5.50% (lender’s prime rate of 5.50%).

Subsequent to the end of 2018, we entered into a fifth amendment to the Credit Agreement as discussed in Note 13 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Share Repurchases

As described previously, on March 12, 2018, our Board of Directors approved the Repurchase Program. Additionally, on July 31, 2018, the Company and the Sellers entered into the First Stock Purchase Agreement and, also on July 31, 2018, the Company and a shareholder entered the Second Stock Purchase Agreement.

Cash Flows:

Operating Cash Flow. Net cash provided by operating activities for the year ended December 31, 2018 was $11.4 million compared to $7.7 million for the year ended December 31, 2017. This $3.7 million, or 47.6%, increase was primarily attributable to the cash flow effect of the operating improvement resulting in a reduced net loss and profitability, net of non-cash adjustments, for the year ended December 31, 2018 compared to the year ended December 31, 2017 and improved working capital, primarily decreased accounts receivable and increased accounts payable and other liabilities partially offset by increased inventories.

Investing Cash Flow. Net cash used in investing activities was $5.0 million for the year ended December 31, 2018 compared to cash provided by investing activities of $0.9 million for the year ended December 31, 2017. The increase in net cash used was due to a $5.4 million increase in cash used to purchase medical equipment and a $0.5 million decrease in cash proceeds from the sale of medical equipment.

Financing Cash Flow. Net cash used in financing activities for the year ended December 31, 2018 was $5.6 million compared to cash used of $8.6 million for the year ended December 31, 2017. The decrease in net cash used was primarily attributable to our decision to pay down our term loan debt in the first half of 2018 and the repurchase of common stock, partially offset by additional borrowings under the credit facility compared with our cash proceeds from borrowings under our revolving credit facility in 2017 and the decision to pay down a majority of our capital lease obligations during the first half of 2017.

We periodically enter into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.5% as of December 31, 2018.

Contractual Obligations

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

Contingent Liabilities

We are not aware of any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition; accounts receivable and allowance for doubtful accounts; sales return allowances; inventory reserves; long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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

Revenue Recognition

On January 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) and concluded that, consistent with prior reporting, the Company has two separate revenue streams: rentals and product sales. The adoption of ASC 606 requires certain customer concessions associated with rental revenues reported in accordance with ASC 605 - Revenue Recognition, previously reported in selling, general and administrative expenses as “provision for doubtful accounts” to now be recorded as a reduction of net rental revenues as they are considered price concessions of the transaction price under the new revenue guidance. ASC 606 was adopted on a modified retrospective method.

ASC 606 stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.

The Company has two separate and distinct performance obligations offered to its customers: a rental service performance obligation or a product sale performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payors, government insurance payors, medical facilities and patients.

The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payor or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and sale of products. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payor rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payors and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payors, aged accounts receivable by payor class and payor correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or pricing adjustments by payors. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payors ability to pay are recorded as an allowance for doubtful accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payors. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. Subsequent to the adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. The allowance for doubtful accounts was not material as of December 31, 2018.

Income Taxes

We recognize deferred income tax liabilities and assets based on (i) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and (ii) the tax credit carryforwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in different tax jurisdictions and we review our tax planning strategies. We have recorded a full valuation allowance against the deferred tax assets as realization has been determined to be uncertain. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.

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

We estimate the impact of uncertain income tax positions on the income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined to be more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Long-lived Asset Valuation

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

We performed our annual impairment analysis of all indefinite-lived intangible assets in October 2018 and determined that the fair value of all the assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

In 2017, we assessed the impairment indicators related to our internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project and concluded that impairment indicators were present. In December 2017, we performed an impairment analysis which resulted in an impairment of approximately $1.0 million in 2017. In 2018, we re-assessed the impairment indicators and found none to be present.

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

Shareholders and Board of Directors

InfuSystem Holdings, Inc.

Madison Heights, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle Related to Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition for the year ended December 31, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Troy, Michigan

March 22, 2019

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$4,318	$3,469
Accounts receivable, net	9,593	11,284
Inventories	2,254	1,764
Other current assets	1,372	1,150
Total current assets	17,537	17,667
Medical equipment for sale or rental	1,601	1,567
Medical equipment in rental service, net of accumulated depreciation	23,488	23,369
Property & equipment, net of accumulated depreciation	1,445	1,633
Intangible assets, net	19,865	24,514
Other assets	137	131
Total assets	$64,073	$68,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,091	$5,516
Capital lease liability, current	33	505
Current portion of long-term debt	4,903	3,039
Other current liabilities	2,763	3,414
Total current liabilities	14,790	12,474
Long-term debt, net of current portion	28,842	25,352
Capital lease liability, long-term	-	33
Deferred income taxes	-	62
Other long-term liabilities	-	7
Total liabilities	$43,632	$37,928

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,095,513 and 19,577,024, as of December 31, 2018, respectively, and issued and outstanding 22,978,398 and 22,780,738, as of December 31, 2017, respectively.	2	2
Additional paid-in capital	83,167	92,584
Retained deficit	(62,728)	(61,633)
Total stockholders’ equity	20,441	30,953
Total liabilities and stockholders’ equity	$64,073	$68,881

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands, except share and per share data)	2018	2017
Net revenues:
Rentals	$56,584	$61,085
Product sales	10,554	9,992
Net revenues	67,138	71,077

Cost of revenues:
Cost of revenues — Product, service and supply costs	19,332	18,367
Cost of revenues — Pump depreciation and disposals	8,788	9,349
Gross profit	39,018	43,361

Selling, general and administrative expenses:
Third-party payor provision for doubtful accounts	-	5,615
Amortization of intangibles	4,649	5,560
Asset impairment charges	-	993
Selling and marketing	9,107	9,779
General and administrative	24,847	25,226
Total selling, general and administrative	38,603	47,173

Operating income (loss)	415	(3,812)

Other expense:
Interest expense	(1,420)	(1,332)
Other expense	(37)	(113)
Total other expense	(1,457)	(1,445)

Loss before income taxes	(1,042)	(5,257)
Provision for income taxes	(53)	(15,450)
Net loss	$(1,095)	$(20,707)
Net loss per share:
Basic and diluted	$(0.05)	$(0.91)
Weighted average shares outstanding:
Basic and diluted	21,417,628	22,739,651

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at January 1, 2017	22,867	$2	$91,829	$(41,142)	(198)	$-	$50,689
Stock based shares issued upon vesting - gross	62	-	-	-	-	-	-
Stock-based compensation expense	-	-	682	-	-	-	682
Employee stock purchase plan	69	-	131	-	-	-	131
ASU 2016-09 adoption	-	-	-	216	-	-	216
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(20)	-	(58)	-	-	-	(58)
Net loss	-	-	-	(20,707)	-	-	(20,707)
Balances at December 31, 2017	22,978	2	92,584	(61,633)	(198)	-	30,953

Stock based shares issued upon vesting - gross	103	-	-	-	-	-	-
Stock-based compensation expense	-	-	957	-	-	-	957
Employee stock purchase plan	44		91				91
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(29)	-	(70)	-	-	-	(70)
Common stock repurchased as part of Repurchase Program	-	-	(10,395)	-	(3,320)	-	(10,395)
Net loss	-	-	-	(1,095)	-	-	(1,095)
Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,095)	$(20,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	6,104	5,641
Depreciation	6,659	6,963
Loss on disposal of medical equipment	434	207
Gain on sale of medical equipment	(1,340)	(1,662)
Amortization of intangible assets	4,649	5,560
Asset impairment charges	-	993
Amortization of deferred debt issuance costs	33	28
Stock-based compensation expense	957	682
Deferred income tax benefit (expense)	(62)	15,389
Changes in Assets - (Increase)/Decrease:
Accounts receivable	(4,413)	(5,344)
Inventories	(490)	402
Other current assets	(222)	(201)
Other assets	(6)	119
Changes in Liabilities - Increase/(Decrease):
Accounts payable and other liabilities	183	(352)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,391	7,718
INVESTING ACTIVITIES
Purchases of medical equipment	(8,022)	(2,652)
Purchases of property and equipment	(281)	(104)
Purchases of intangible assets	-	(192)
Proceeds from sale of medical equipment	3,319	3,866
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,984)	918
FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(6,319)	(37,466)
Cash proceeds from bank loans and revolving credit facility	11,162	28,866
Debt Issuance Costs	(27)	(38)
Cash Proceeds - Stock Plans	91	131
Common stock repurchased as part of Repurchase Program	(10,395)	-
Common stock repurchased to satisfy taxes on stock based compensation	(70)	(58)
NET CASH USED IN FINANCING ACTIVITIES	(5,558)	(8,565)
Net change in cash and cash equivalents	849	71
Cash and cash equivalents, beginning of year	3,469	3,398
Cash and cash equivalents, end of year	$4,318	$3,469

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2018	2017

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,383	$1,200
Cash paid for income taxes	159	139
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$998	$549
Medical equipment acquired pursuant to a capital lease	-	137

(a) Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2018 and 2017, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem Inc., which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supply more than 10% of the ambulatory pumps purchased by the Company. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation.

In addition, the Company sells or rents new and pre-owned pole-mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for, oncology practices, as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The Company also provides these products and services to customers in the hospital market.

The Company purchases new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

2.	Summary of Significant Accounting Policies

Reclassifications

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported (loss) income, overall cash flows, total assets, total liabilities or stockholders’ equity as previously reported.

Presentation in the Consolidated Statements

The Company rents and sells medical equipment. The Company purchases medical equipment directly for sale as well as medical equipment that is purchased for either rental or sale and that is unallocated at the time of purchase (“Unallocated Assets”). Management believes that the predominant source of revenues and cash flows from the Unallocated Assets is from rentals and most equipment purchased is likely to be rented prior to being sold. Additionally, during the year ended December 31, 2018, the company adopted, on a retrospective basis, ASU Topic 230: Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (“ASU 230”) which gives specific guidance for the treatment of cash payments related to multiple revenue streams. Accordingly, the Company has concluded that (i) the assets specifically supporting its two primary revenue streams should be separately disclosed on the balance sheet; (ii) in accordance with ASU 230, the purchase and sale of Unallocated Assets should be classified solely in investing cash flows based on their predominant source while medical equipment purchased specifically for sales activity should be classified in operating cash flows; and (iii) other activities ancillary to the rental process should be consistently classified.

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

The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the chief operating decision-maker only reviews consolidated financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, accounts receivable and allowance for doubtful accounts, sales return allowances, inventory reserves, long lived assets, intangible assets valuations and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions who are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payors. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. Subsequent to the adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. The allowance for doubtful accounts was not material as of December 31, 2018.

Inventories

The Company’s inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company periodically performs an analysis of slow-moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million as of December 31, 2018 and 2017, respectively.

Medical Equipment

Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in Rental Service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow-moving Equipment held for sale or rent and records a reserve based on estimated obsolescence, which was $0.5 million as of December 31, 2018 and 2017, respectively.

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

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships, non-compete agreements and software. The physician and customer relationships and non-compete agreements arose primarily from previous acquisitions. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. The useful lives of these relationships are based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Non-compete agreements are amortized on a straight-line basis with the amortization periods ranging from two to five years and acquired software is amortized on a straight-line basis over three years. Trade names associated with the original acquisition of InfuSystem are not amortized.

Management tests indefinite life trade names for impairment annually or as often as deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value for trade names with indefinite lives through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of October 2018 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

We capitalize certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The company did not capitalize any internal-use software for the year ended December 31, 2018 and capitalized $0.2 million of internal-use software for the year ended December 31, 2017. Amortization expense for capitalized software was $2.3 million in 2018 and $3.1 million in 2017.

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

In 2017, the Company assessed the impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project and concluded that impairment indicators were present. In December 2017, the Company performed an impairment analysis which resulted in an impairment of approximately $1.0 million in 2017. In 2018, the Company re-assessed the impairment indicators and found none to be present.

Operating and Capital Leases

Leases for all of our corporate and other operating locations are under operating leases and the Company recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps. The pumps are capitalized into Equipment in Rental Service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. Under the terms of all such capital leases, the Company does not hold title to these pumps and will not obtain title until such time as the capital lease obligations are settled in full. The weighted average interest rate under capital leases was 3.5% as of December 31, 2018.

Revenue Recognition

On January 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) and concluded that, consistent with prior reporting, the Company has two separate revenue streams: rentals and product sales. The adoption of ASC 606 requires certain customer concessions associated with rental revenues reported in accordance with ASC 605 - Revenue Recognition, previously reported in selling, general and administrative expenses as “provision for doubtful accounts” to now be recorded as a reduction of net rental revenues as they are considered price concessions of the transaction price under the new revenue guidance. ASC 606 was adopted on a modified retrospective method.

ASC 606 stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.

The Company has two separate and distinct performance obligations offered to its customers: a rental service performance obligation or a product sale performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payors, government insurance payors, medical facilities and patients.

The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payor or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and sale of products. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payor rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payors and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payors, aged accounts receivable by payor class and payor correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or pricing adjustments by payors. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payors ability to pay are recorded as an allowance for doubtful accounts.

Cost of Revenues

Cost of revenues include the costs of servicing and maintaining pumps, products sold, shipping and other direct and indirect costs related to net revenues. Shipping and handling costs incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost.

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

For 2018 and 2017, our largest contracted payor was a national payor which accounted for approximately 7% and 6% of our net revenues from our third-party payor Oncology Business for 2018 and 2017, respectively, and approximately 4% of our total net revenues for each of 2018 and 2017

We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 7% of third-party payor net revenue.

Income Taxes

The Company recognizes deferred income tax liabilities and assets based on: (1) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse and (2) the tax loss and credit carry-forwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

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

The Company follows a two-step approach for recognizing uncertain tax positions. First, it evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not to be sustained upon examination. Second, for positions that are determined to be more-likely-than-not to be sustained, it recognizes the tax benefits as the largest benefit that has a greater than 50% likelihood of being sustained. The Company establishes a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.

Treasury Stock

The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the board. The shares that are repurchased are held as treasury stock, accounted for as additional paid-in capital.

Share Based Payments

The determination of the fair value of stock option awards, restricted stock awards and stock appreciation rights (collectively, “Share-Based Awards”) on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the Share-Based Awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate Share-Based Awards exercise and forfeiture rates. The expected term represents the period over which the Share-Based Awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the Share-Based Awards. All Share-Based Awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in selling and marketing expenses and general and administrative expenses, based upon the department to which the associated employee or non-employee resides.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2018 and 2017 relate to the Credit Facility. The Company classified the costs related to the agreement as both current and non-current liabilities and are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.

Earnings Per Share

The Company reports its earnings per share in accordance with the “Earnings Per Share” topic of FASB ASC, which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and common stock shares due to participants granted from the 2014 stock incentive plan. Anti-dilutive stock awards are comprised of stock options and unvested share awards, which would have been anti-dilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC. In periods where the Company records a net loss, the diluted per share amount is the same as the basic per share amount.

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net loss per common share (in thousands, except shares):

	2018	2017
Numerator:
Net loss (in thousands)	$(1,095)	$(20,707)
Denominator:
Weighted average common shares outstanding:
Basic	21,417,628	22,739,651
Dilutive effect of restricted shares, options and non-vested share awards	-	-
Diluted	21,417,628	22,739,651

Stock options of 0.1 million and 0.5 million shares were not included in the calculation for the years ended December 31, 2018 and 2017, respectively, because they would have an anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2018 and 2017 for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under Topic 842, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Topic 842 offers accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This ASU makes various targeted amendments to the leasing standard and we are evaluating this ASU in connection with adoption of the standard. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard on January 1, 2019 using the optional transition method.  The standard also provides for certain practical expedients. With respect to the available practical expedients, the Company will elect the primary package of expedients whereby we will reassess neither the existence, nor the classification nor the amount and treatment of initial direct costs of existing leases. The Company will not apply hindsight to the evaluation of lease options (e.g., renewal) and, accordingly, will not utilize the practical expedient that would allow such an approach. Finally, the Company will elect the “combining lease and non-lease components” expedient for both lessors and lessees. The Company continues to evaluate and is in the process of documenting the impact of the pending adoption of the new standard on its consolidated financial position, disclosures and/or internal controls process. The Company does not expect material changes to the recognition of operating lease expense in our consolidated statements of operations. The Company believes the adoption of Topic 842 will have a material impact on the consolidated balance sheets upon the recognition of right-of-use assets and liabilities for leases currently classified as operating leases, along with enhanced disclosures of lease activity.  The Company is still in the process of calculating the present value of its current lease obligations. Topic 842 is not expected to have a material impact on the Company’s accounting for rental revenues.

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

In August 2016, the FASB issued ASU 230, which provides specific guidance on eight cash flow classification issues not specifically addressed by U.S. GAAP. The ASU is effective for annual and interim periods beginning after December 15, 2017. The standard should be applied using a retrospective transition method unless it is impractical to do so for some of the issues. In such case, the amendments for those issues would be applied prospectively as of the earliest date practicable. Our adoption of this standard on January 1, 2018, using a retrospective transition method for each period presented, resulted in reclassifying $0.3 million for the year ended December 31, 2018 on our consolidated financial statements. Additionally, the result on the consolidated financial statements of adopting on a retrospective basis was $0.1 million for the year ended December 31, 2017.

3.	Revenue Recognition

Adoption of ASC 606

Except for the changes related to the adoption of ASC 606, we have consistently applied the accounting policies to all periods in these consolidated financial statements. The overall financial impact of adopting this standard did not have a material impact on our balance sheets and cash flows. The following table presents the financial impact of ASC 606 on the Consolidated Statements of Operations for the year ended December 31, 2018 (in thousands):

	2018
	As Reported	Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect (Unaudited)
Net revenues:
Net rental revenues	$56,584	$6,319	$62,903
Net revenues	67,138	6,319	73,457
Gross profit	39,018	6,319	45,337
Selling, general and administrative expenses:
Provision for doubtful accounts	-	6,319	6,319
Total selling, general and administrative	38,603	6,319	44,922

The following table presents disaggregated revenue by offering type:

2018

Third-Party Payor Rentals	47.6%
Direct Payor Rentals	36.7%
Product Sales	15.7%
Total - Net revenues	100.0%

4.	Medical Equipment

Equipment consisted of the following as of December 31 (in thousands):

	2018	2017
Medical Equipment for sale or rental	$1,601	$1,567
Medical Equipment in rental service	61,429	57,928
Medical Equipment in rental service - pump reserve	(530)	(482)
Accumulated depreciation	(37,411)	(34,077)
Medical Equipment in rental service - net	23,488	23,369
Total	$25,089	$24,936

Depreciation expense for the years ended December 31, 2018 and 2017 was $6.2 million and $6.5 million, respectively, which were recorded in cost of revenues – pump depreciation and disposals.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2018
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,717	$(3,257)	$460
Automobiles	118	(95)	23
Leasehold improvements	2,219	(1,257)	962
Total	$6,054	$(4,609)	$1,445

	2017
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,824	$(3,277)	$547
Automobiles	118	(85)	33
Leasehold improvements	2,187	(1,134)	1,053
Total	$6,129	$(4,496)	$1,633

Depreciation expense for each of the years ended December 31, 2018 and 2017 was $0.4 million and $0.5 million, respectively, and was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2018 and 2017 were as follows (in thousands):

	2018
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(24,175)	12,359
Non-compete agreements	1,136	(1,136)	-
Software	11,230	(5,724)	5,506

Total nonamortizable and amortizable intangible assets	$50,923	$(31,058)	$19,865

	2017
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(21,801)	14,733
Non-compete agreements	1,136	(1,125)	11
Software	11,230	(3,460)	7,770

Total nonamortizable and amortizable intangible assets	$50,923	$(26,409)	$24,514

The weighted average remaining lives of physician and customer relationships, non-compete agreements and software were 4-years, 0-years and 2-years, respectively, as of December 31, 2018.

In 2017, the Company assessed the impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project and concluded that impairment indicators were present. In December 2017, the Company performed an impairment analysis which resulted in an impairment of approximately $1.0 million in 2017. In 2018, the Company re-assessed the impairment indicators and found none to be present.

Amortization expense for intangible assets for the years ended December 31, 2018 and 2017 was $4.6 million and $5.6 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2018 is as follows (in thousands):

	2019	2020	2021	2022	2023	2024 and thereafter
Amortization expense	$4,402	$4,285	$3,930	$2,051	$548	$2,649

7.	Debt

On July 31, 2018, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement, entered into on March 23, 2015 (the “Credit Agreement”). The Fourth Amendment allows for, among other things, a loan to the Company for the repurchase of up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There are no principal payments due on the Equipment Line until December 31, 2019 at which time it will convert to an additional term loan. The Fourth Amendment also made changes to certain covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Amendment eliminates the net worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021, and the Equipment Line matures on December 31, 2024.

As of December 31, 2018, the Company was in compliance with all debt-related covenants under the Credit Agreement. Subsequent to the end of 2018, the Company entered into a fifth amendment to the Credit Agreement as discussed in Note 13 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

The net availability under the revolving credit facility under the Credit Agreement (the “Revolver”) is based upon the Company’s eligible accounts receivable and eligible inventory and was comprised as follows (in thousands):

	December 31,	December 31,
	2018	2017
Revolver:
Gross Availability	$9,973	$10,000
Outstanding Draws	-	-
Letter of Credit	(750)	(750)
Landlord Reserves	(70)	(45)
Availability on Revolver	$9,153	$9,205

The Company had future maturities of loans as of December 31, 2018 as follows (in thousands):

	2019	2020	2021	2022	2023 and thereafter	Total
Term Loan A	$3,584	$3,584	$16,143	$-	$-	$23,311
Term Loan C	1,229	1,229	5,528	-	-	7,986
Equipment Line	128	512	512	512	898	2,562
Unamortized value of debt issuance costs	(38)	(38)	(38)	-	-	(114)
Total	$4,903	$5,287	$22,145	$512	$898	$33,745

The following is a breakdown of the Company’s current and long-term debt as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Term Loan A	$3,584	$19,727	$23,311	$3,067	$25,444	$28,511
Term Loan C	1,229	6,757	7,986	-	-	-
Equipment Line	128	2,434	2,562	-	-	-
Unamortized value of debt issuance costs	(38)	(76)	(114)	(28)	(92)	(120)
Revolver	-	-	-	-	-	-
Total	$4,903	$28,842	33,745	$3,039	$25,352	28,391

As of December 31, 2018, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at December 31, 2018 was 5.13% (LIBOR of 2.38% plus 2.75%). The actual CBFR Loan rate at December 31, 2018 was 5.50% (lender’s prime rate of 5.50%).

8.	Income Taxes

The following table summarizes loss before income taxes for the years ended December 31 (in thousands):

	2018	2017
U.S loss	$(1,138)	$(5,419)
Non-U.S. income	96	162
Loss before income taxes	$(1,042)	$(5,257)

The following table summarizes the Company’s components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2018	2017
U.S Federal income tax benefit (expense)
Current	$-	$73
Deferred	62	(13,830)
Total U.S. Federal income tax benefit (expense)	62	(13,757)
State and local income tax expense
Current	(84)	(45)
Deferred	-	(1,560)
Total state and local income tax expense	(84)	(1,605)
Foreign income tax expense
Current	(31)	(88)
Total income tax expense	$(53)	$(15,450)

The following table summarizes activity related to the Company’s valuation allowance for the years ended December 31 (in thousands):

	2018	2017
Valuation allowance at the Beginning of Period	$(11,435)	$-
Income tax expense	-	(11,435)
Release of valuation allowance	65	-
Valuation allowance at the End of Period	$(11,370)	$(11,435)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2018	2017
Income tax expense at the statutory rate	21.0%	34.0%
State and local income tax expense	(14.0%)	4.6%
Foreign income tax	(2.2%)	(1.2%)
Permanent differences	(9.4%)	(8.3%)
Increase in valuation allowance	(0.3%)	(217.5%)
Impacts related to the 2017 Tax Act	0.0%	(106.0%)
Other adjustments	(0.1%)	0.4%
Effective income tax rate	(5.0%)	(293.9%)

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2018	2017
Deferred Federal tax assets –
Bad debt reserves	$1,178	$1,375
Stock based compensation	393	305
Net operating loss	8,025	7,319
Accrued compensation	218	249
Inventories	27	18
Accrued rent	31	30
Goodwill and intangible assets	2,507	3,323
Research & development credits	533	533
Other credits	25	5
Other	114	103
Total deferred Federal tax assets	13,051	13,260
Less: valuation allowance	(9,724)	(9,599)
Net deferred tax assets	3,327	3,661
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,335)	(3,672)
Other	8	(51)
Total deferred Federal tax liabilities	(3,327)	(3,723)
Net deferred Federal tax assets (liabilities)	-	(62)
Net deferred state and local tax assets	1,646	1,836
Less: valuation allowance	(1,646)	(1,836)
Net deferred tax assets (liabilities)	$-	$(62)

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards remaining of approximately $38.2 million and $34.9 million, respectively.

The Company’s federal net operating loss carryforwards of approximately $34.8 million will begin to expire in various years beginning in 2028 through 2038 and $3.4 million of the federal net operating loss carryforwards have an indefinite life. The state net operating losses of approximately $1.3 million can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2019, though a substantial portion expires beyond 2019 through 2038. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

At December 31, 2018, the Company continues to carry a full valuation allowance for tax benefits of operating loss and tax credit carryforwards. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income is the basis for the Company’s assessment that the deferred tax assets continue to require a full valuation allowance.

The Company had no uncertain tax positions for the years ended December 31, 2018 and 2017.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2015 through 2018 are subject to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2014 through 2018 are subject to examination by the Canada Revenue Agency.

The Company completed an update to its analysis of past ownership (as defined under Section 382 of the Code) and, as a result, the Company believes that, consistent with previously completed analyses, it has not experienced an ownership change since December 31, 2010. The Company has undertaken a definitive analysis necessary to quantify the effect of ownership change as of December 31, 2010 on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes).

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

The Company leases office space, service facility centers and equipment under non-cancelable capital and operating lease arrangements. The Company periodically enters into capital leases to finance the purchase of ambulatory infusion pumps (“Pump Assets”). The Pump Assets are capitalized into medical equipment in rental service at their fair market value, which equals the value of the future minimum lease payments and are depreciated over the useful life of the pumps. The weighted average interest rate under capital leases was 3.5% as of December 31, 2018. The leases for office space and service facility centers used in the Company’s logistics operations are operating leases. In most cases, we expect our facility leases will be renewed or replaced by other leases in the ordinary course of business.

Future minimum rental payments pursuant to leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2019	$33	$1,866	$1,899
2020	-	1,717	1,717
2021	-	1,107	1,107
2022	-	1,016	1,016
2023	-	1,040	1,040
Thereafter	-	5,599	5,599
Total require payments	$33	$12,345	$12,378
Less amounts representing interest (3.5%)	-
Present value of minimum lease payments	33
Less current maturities	(33)
Long-term capital lease liability	$-

At December 31, 2018 and 2017, Pump Assets obtained under capital leases had a cost of approximately $0.6 million and $1.7 million, respectively, and accumulated depreciation of $0.2 million and $0.5 million, respectively.

The Company had minimum future operating lease commitments, mainly related to its leased facilities. Related rental expense for facilities and other equipment from third parties under operating leases approximated $1.5 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, restricted stock awards (“RSUs”), and stock appreciation rights (“SARs”) were made available to certain employees, directors and others approved by the Company’s Board of Directors (the “Board) or Compensation Committee. Stock options are granted at, or above, fair market value and generally expire in five to ten years from the grant date. RSUs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to four years. In 2018, new RSUs were granted that become exercisable over a period of three years based on market conditions. SARs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to 1 year. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Stock options, RSUs and SARs are issued from shares under one of the Company’s plans described below. Grants may be made in the form of stock options, restricted stock units or unrestricted common stock.

In 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) providing for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On May 27, 2011, the Company’s stockholders approved the reservation of an additional 3.0 million shares to be issued under the Plan. As of December 31, 2018, the Plan is no longer in effect as all the stock options that were previously granted and remained outstanding were issued in the fourth quarter of 2018.

On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan replaced our 2007 Stock Incentive Plan (the “Plan”) and provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On July 19, 2018, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be issued under the Plan. As of December 31, 2018, a total of less than 0.1 million common shares remained available for future grant under the 2014 Plan.

The Company granted stock options under the 2014 Plan during the years ended December 31, 2018 and 2017, respectively.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2018 and 2017, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For the years ended December 31, 2018 and 2017, respectively, the Company received less than 0.1 million shares from employees for tax withholding obligations.

Stock Appreciation Rights (“SARs”)

As of December 31, 2018, approximately 0.2 million SARs were vested and outstanding and could be settled in cash or units of the Company’s common stock as follows:

(1) 0.1 million SARs vested and became exercisable during the period beginning on December 31, 2018, and ending on March 31, 2019, if the shares have a closing public market price on the New York Stock Exchange of $3.00 or more for any period of ten (10) consecutive trading days during the period beginning on January 1, 2018, and ending on December 31, 2018; and

(2) 0.1 million SARs vested and became exercisable during the period beginning on December 31, 2018, and ending on March 31, 2019, if the Compensation Committee certifies that the Company achieved ninety percent (90%) or more of target on both elements of the Company’s corporate objectives under the 2018 Employee Incentive Compensation Plan.

As of December 31, 2018, $0.3 million of expense was recorded for outstanding SARs.

The following table summarizes SARs share activity for the years ended December 31:

Weighted
average
grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2016	-	$-
Granted	200,000	1.26	$60,000
Vested	-	-
Vested shares forgone to satisfy minimum statutory withholding	-	-
Forfeitures	-	-
Unvested at December 31, 2017	200,000	1.26	$60,000
Granted	-	-
Vested (1)	(200,000)	1.26	$288,000
Vested shares forgone to satisfy minimum statutory withholding	-	-
Forfeitures	-	-
Unvested at December 31, 2018	-	$-	$-

(1) SARs were vested on December 31, 2018 and can be exercised during the period beginning on December 31, 2018 and ending on March 31, 2019

Restricted Shares

During the year ended December 31, 2018, the Company granted 0.1 million restricted shares. During the year ended December 31, 2017, the Company did not grant any restricted shares. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement.

The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

		Weighted
		average
		grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2016	57,333	$2.21
Granted	-	-
Vested	(15,730)	0.88	$83,003
Vested shares forgone to satisfy minimum statutory withholding	(20,811)	2.80	$51,304
Forfeitures	(8,333)	2.60
Unvested at December 31, 2017	12,459	2.61
Granted	125,000	1.37
Vested	(4,116)	2.60	$13,749
Vested shares forgone to satisfy minimum statutory withholding	(2,134)	2.60	$4,695
Forfeitures	(1,626)	2.60
Unvested at December 31, 2018	129,583	$1.42

As of December 31, 2018, there was $0.1 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2021.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. On September 7, 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2018, there were 251,430 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program for the years ended December 31:

	2018	2017
Compensation expense	$33,874	$49,150
Shares of stock sold to employees	43,433	68,958
Weighted average fair value per ESPP award	$2.45	$2.21

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

During the year ended December 31, 2018, the Company granted 0.8 million stock options, of which 0.2 million were issued to Board members, at exercise prices based on a preceding five-day average price on the date of grant with a vesting period of 12 months. During the year ended December 31, 2017, the Company granted 1.1 million stock options, of which 0.3 million were issued to Board members, at exercise prices based on a preceding five-day average price on the date of grant with a vesting period of 12 months. The following table details the various stock option and inducement stock option activity for the years ended December 31:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2007 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2016	488,332	$2.31	0.25	$118,899
Granted	-	-
Exercised	(25,037)	1.51		86,900
Exercised shares forgone to satisfy minimum statutory withholding	(13,245)	2.32
Cashless exercise	(71,718)	2.32
Forfeited	(245,000)	2.83
Outstanding at December 31, 2017	133,332	$1.99		$40,716
Granted	-	-
Exercised	(33,576)	1.96		162,134
Exercised shares forgone to satisfy minimum statutory withholding	(14,255)	1.96
Cashless exercise	(65,501)	1.96
Forfeited	(20,000)	1.93
Outstanding at December 31, 2018	-	$-	-	$-
Exercisable at December 31, 2018	-	$-

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2014 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2016	1,249,999	$2.80	4.26	$-
Granted	1,087,500	$2.09	3.13
Exercised	-	-
Exercised shares forgone to satisfy minimum statutory withholding	-	-
Cashless exercise	-	-
Forfeited	(374,999)	2.61
Outstanding at December 31, 2017	1,962,500	$2.44	3.18	$-
Exercisable at December 31, 2017	955,868	$2.69
Granted	825,000	3.14	3.64
Exercised	(10,953)	2.15		12,159
Exercised shares forgone to satisfy minimum statutory withholding	(5,134)	2.15
Cashless exercise	(33,079)	2.15
Forfeited	(514,167)	2.62
Outstanding at December 31, 2018	2,224,167	$2.67	3.01	$1,719,584
Exercisable at December 31, 2018	1,101,910	$2.52

Weighted-
Average
	Number	Weighted-	Remaining	Aggregate
Inducement	of Authorized	Average Exercise	Contractual	Intrinsic
Options	Shares (1)	Price	Term (in Years)	Value
Outstanding at December 31, 2016	800,000	$2.25	2.26	$240,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(800,000)	-	-	-
Outstanding at December 31, 2017	-	$-	-	$-
Granted	125,000	2.55	5.42	111,250
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2018	125,000	$2.55	5.42	$111,250
Exercisable at December 31, 2018	-	$-

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.
(1) Represents inducement stock options to purchase shares of the Company's Common Stock to executive level managers.

The following table summarizes information about stock options outstanding at December 31, 2018:

			Options Outstanding			Options Exercisable
2014 Plan (Options):
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$2.01	-	$3.00	1,519,167	2.48	$2.41	1,040,243	$2.48
$3.01	-	$4.00	705,000	3.39	$3.22	61,667	$3.18
Outstanding at December 31, 2018			2,224,167	3.01	$2.67	1,101,910	$2.52

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2018			2017
Expected volatility	35%	to	49%	30%	to	69%
Risk free interest rate	2.43%	to	2.88%	0.69%	to	2.05%
Expected lives at date of grant (in years)		3.83			3.93
Weighted average fair value of options granted		$1.00			$2.09

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2018	2017
Restricted share expense	$78	$48
Stock option and SARs expense	879	634
Total stock-based compensation expense	$957	$682

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

During the year ended December 31, 2018, the Company repurchased approximately 0.5 million shares under the Share Repurchase Program in addition to the approximately 2.1 million shares repurchased under the First Stock Purchase Agreement (as defined below) and approximately 0.7 million shares repurchased under the Second Stock Purchase Agreement (as defined below). This total of approximately 3.3 million shares represents a 15% reduction in the shares outstanding at December 31, 2017. During the year ended December 31, 2017, the Company did not repurchase any shares in the open market.

Stock Purchase and Settlement Agreement and Stock Purchase Agreement

On July 31, 2018, the Company and an individual shareholder and his affiliates (the “Sellers”) entered into a stock purchase and settlement agreement (the “First Stock Purchase Agreement”) for the purchase by the Company of the approximately 2.2 million shares of the Company's common stock cumulatively owned by the Sellers for $3.10 per share, equaling approximately $6.7 million in total. The First Stock Purchase Agreement contains customary representations and warranties, an agreement by the Sellers not to purchase any shares of the Company's common stock for three years following closing, a mutual non-disparagement agreement and a mutual release of claims between the Company and the Sellers. The closing of the stock purchases under the First Stock Purchase Agreement occurred in full during the third quarter of 2018 with respect to approximately 2.1 million shares, and the Sellers sold approximately 36,000 of the remaining shares to third parties on the open market. The Company funded the purchase price for the shares with the proceeds from the Term Loan C, which is described in Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

On July 31, 2018, the Company and a shareholder entered into a stock purchase agreement (the “Second Stock Purchase Agreement”) for the purchase by the Company of approximately 0.7 million shares of the Company's common stock owned by a shareholder for $3.10 per share, equaling approximately $2.1 million in total. The Second Stock Purchase Agreement contains customary representations and warranties, and the closing of the stock purchases under the stock purchase agreement occurred during the third quarter of 2018. The Company funded the purchase price for the shares with the proceeds from the Term Loan C, which is described in Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K, and cash-on-hand.

12.	Employee Benefit Plans

The Company has a defined contribution plan in which the Company makes matching contributions for a certain percentage of employee contributions. For each of the years ended December 31, 2018 and 2017, the Company’s matching contributions were $0.6 million. The Company does not provide other post-retirement or post-employment benefits to its employees.

13.	Subsequent Events

On February 5, 2019, the Company entered into the fifth amendment to its Credit Agreement (the “Fifth Amendment”) with JPMorgan Chase Bank, N.A., as lender, which amends the Credit Agreement among the Company and the lender. The Fifth Amendment amended the Credit Agreement to, among other things, (1) increase our Equipment Line, (2) revise the definition of earnings before interest, taxes, depreciation and amortization to include additional add-back adjustments for the years ended December 31, 2018 and 2019, (3) revise the definition of fixed charge coverage ratio for the year ended December 31, 2019 to include an unfinanced portion of capital expenditures, (4) revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets and (5) revise maximum leverage ratio for each of the quarters December 31, 2018 to December 31, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2018 that our disclosure controls and procedures were effective.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2018 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors”, “Board of Directors and Committees of the Board of Directors”, “Executive Officers”, and “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation”, and “Executive Compensation” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance (in thousands):

		Number of securities to be issued upon exercise of outstanding options and rights ( a )	Weighted Average Exercise Price of options and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:	(1)
2007 Plan *		-	-	-
2014 Plan		2,553,750	$2.67	261,100
Equity compensation plans not approved by security holders:	(2)	125,000	2.55
Total		2,678,750	$2.66	261,100

* As of December 31, 2018, this plan is no longer in effect. All of the outstanding stock option awards that were previously granted were exercised in 2018.

(1) This amount includes 0.1 million shares of common stock issuable upon the vesting of certain time-restricted stock awards, 0.2 million shares of common stock related to stock appreciation rights which are vested and issuable (or can be settled in cash), pending certain stipulation criteria being met and 2.4 million shares of common stock issuable upon the exercise of vested stock option awards.

(2) We issued inducement stock options to purchase 0.1 million shares of our common stock to our Chief Financial Officer (“CFO”), pursuant to the terms of an Inducement Stock Option Agreement effective May 7, 2018 pursuant to which (i) the options have an exercise price of $2.55 per share, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting on each monthly anniversary of the effective date, provided that our CFO remains employed by the Company through such vesting dates, and (iii) the options will expire on, and may not be exercised after, the fifth anniversary of their effective date.

(3) Includes 2.0 million shares authorized as part of our 2014 Annual Meeting of Stockholders held in May 2014, 1.0 million shares authorized as part of our 2017 Annual Meeting of Stockholders held in August 2018 less just over 2.7 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

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

10.4

Pledge and Security Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.5

Patent and Trademark Agreement by and among InfuSystem Holdings, Inc., its subsidiaries and JPMorgan Chase Bank, N.A., dated as of March 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.6

First Amendment to Credit Agreement and Waiver, dated as of December 5, 2016, among the InfuSystem Holdings, Inc., and its direct and indirect subsidiaries, with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on December 9, 2016).

10.7**	First Amended and Restated Employment Agreement by and between Jan Skonieczny and InfuSystem Holdings, Inc., effective January 2, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 28, 2013).

10.8**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

10.9**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

10.10**

Composite Copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 22, 2017).

10.11**

Employment Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, effective November 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.12**

Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

Exhibit Number	Description of Document
10.13**

Stock Appreciation Right Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.14

Second Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated March 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 23, 2017).

10.15

Limited Waiver by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 11, 2017).

10.16**

Separation Agreement and General Release by and between InfuSystem Holdings, Inc. and Eric Steen, dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-35020) filed on June 14, 2017).

10.17

Third Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

10.18

Patent and Trademark Security Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc. and JPMorgan Chase Bank, N.A. as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

10.19**

Employment Agreement by and between InfuSystem Holdings, Inc. and Gregory Schulte, effective May 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 14, 2018).

10.20**

Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Christopher Downs, effective May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 14, 2018).

10.21**

Inducement Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Gregory Schulte, effective May 7, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 14, 2018).

10.22**

Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Jan Skonieczny, effective June 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 14, 2018).

10.23**

Equity Settlement Agreement by and between InfuSystem Holdings, Inc. and Trent Smith, effective June 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on August 14, 2018).

10.24

Fourth Amendment to the Credit Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc. and its direct subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018).

10.25

Stock Purchase and Settlement Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc., Ryan J. Morris and Meson Capital, L.P. (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018).

Exhibit Number	Description of Document
10.26**

InfuSystem Holdings, Inc. 2014 Equity Plan (as amended through July 19, 2018) (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K (File No. 1-35020) filed on July 23, 2018).

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

INFUSYSTEM HOLDINGS, INC.

Date: March 22, 2019	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 22, 2019	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 22, 2019	/s/ GREGORY SCHULTE
Gregory Schulte
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 22, 2019	/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 22, 2019	/s/ GREGG LEHMAN
Gregg Lehman
Vice Chairman of the Board Director

Date: March 22, 2019	/s/ TERRY ARMSTRONG
Terry Armstrong
Director

Date: March 22, 2019	/s/ DARRELL MONTGOMERY
Darrell Montgomery
Director

Date: March 22, 2019	/s/ RON PEELE JR.
Ron Peele Jr.
Director

Date: March 22, 2019	/s/ CHRISTOPHER SANSONE
Christopher Sansone
Director

Date: March 22, 2019	/s/ JOSEPH WHITTERS
Joseph Whitters
Director