Form 10-Q
period 2019-03-31
InfuSystem Holdings, Inc
filed 2019-05-15
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

or

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

Registrant’s Telephone Number, including Area Code: (248) 291-1210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No   ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	INFU	NYSE American LLC

As of May 10, 2019, 19,702,807 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,900	$4,318
Accounts receivable, net	10,475	9,593
Inventories	2,553	2,254
Other current assets	1,470	1,372
Total current assets	16,398	17,537
Medical equipment for sale or rental	1,810	1,601
Medical equipment in rental service, net of accumulated depreciation	26,109	23,488
Property & equipment, net of accumulated depreciation	1,368	1,445
Intangible assets, net	18,740	19,865
Operating lease right of use assets	2,671	-
Other assets	149	137
Total assets	$67,245	$64,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,672	$7,091
Capital lease liability, current	-	33
Current portion of long-term debt	5,337	4,903
Other current liabilities	3,466	2,763
Total current liabilities	18,475	14,790
Long-term debt, net of current portion	27,519	28,842
Deferred income taxes	29	-
Operating lease liabilities, net of current portion	1,479	-
Total liabilities	47,502	43,632

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,221,296 and 19,702,807, respectively, as of March 31, 2019 and 23,095,513 and 19,577,024, respectively, as of December 31, 2018	2	2
Additional paid-in capital	83,429	83,167
Retained deficit	(63,688)	(62,728)
Total stockholders’ equity	19,743	20,441
Total liabilities and stockholders’ equity	$67,245	$64,073

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2019	2018
Net revenues	18,193	16,483
Cost of revenues	7,852	6,246
Gross profit	10,341	10,237

Selling, general and administrative expenses:
Amortization of intangibles	1,125	1,187
Selling and marketing	2,602	2,301
General and administrative	7,034	6,161
Total selling, general and administrative	10,761	9,649

Operating (loss) income	(420)	588
Other expense:
Interest expense	(460)	(315)
Other expense	(21)	(11)

(Loss) income before income taxes	(901)	262
Provision for income taxes	(59)	(58)
Net (loss) income	$(960)	$204

Net (loss) income per share:
Basic	$(0.05)	$0.01
Diluted	(0.05)	0.01
Weighted average shares outstanding:
Basic	19,580,049	22,799,221
Diluted	19,580,049	22,857,121

See accompanying notes to unaudited condensed consolidated financial statements.

-

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at December 31, 2017	22,978	$2	$92,584	$(61,633)	(198)	$-	$30,953
Stock based shares issued upon vesting - gross	25	-	-	-	-	-	-
Stock-based compensation expense	-	-	112	-	-	-	112
Employee stock purchase plan	-	-	46	-	-	-	46
Common stock repurchased as part of Repurchase Program	-	-	(83)	-	(32)	-	(83)
Net income	-	-	-	204	-	-	204
Balances at March 31, 2018	23,003	$2	$92,659	$(61,429)	(230)	$-	$31,232

Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock based shares issued upon vesting - gross	151	-	-	-	-	-	-
Stock-based compensation expense	-	-	246	-	-	-	246
Employee stock purchase plan	19		53				53
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(45)	-	(37)	-	-	-	(37)
Net loss	-	-	-	(960)	-	-	(960)
Balances at March 31, 2019	23,221	$2	$83,429	$(63,688)	(3,518)	$-	$19,743

See accompanying notes to unaudited condensed consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,269	$1,053

INVESTING ACTIVITIES
Purchase of medical equipment and property	(3,535)	(1,120)
Proceeds from sale of medical equipment and property	764	955
NET CASH USED IN INVESTING ACTIVITIES	(2,771)	(165)

FINANCING ACTIVITIES
Principal payments on term loans and capital lease obligations	(929)	(2,790)
Debt issuance costs	(3)	-
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(37)	-
Common stock repurchased as part of Repurchase Program	-	(83)
Cash proceeds - stock plans	53	46
NET CASH USED IN FINANCING ACTIVITIES	(916)	(2,827)

Net change in cash and cash equivalents	(2,418)	(1,939)
Cash and cash equivalents, beginning of period	4,318	3,469
Cash and cash equivalents, end of period	$1,900	$1,530

See accompanying notes to unaudited condensed consolidated financial statements.

-960

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site healthcare providers. Headquartered in Madison Heights, Michigan, the Company delivers local, field-based customer support, and also operates pump repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

2.	Recent Accounting Pronouncements and Developments

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which changes the subsequent measurement of goodwill impairment by eliminating Step 2 from the impairment test. Under the new guidance, an entity will measure impairment using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 (i.e. a January 1, 2020 effective date), with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption will not have a material impact on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

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

3.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type:

	Three Months Ended
	March 31
	2019	2018

Third-Party Payor Rentals	48.1%	48.6%
Direct Payor Rentals	34.7%	38.9%
Product Sales	17.2%	12.5%

Total - Net revenues	100.0%	100.0%

4.	Medical Equipment

Medical equipment is comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Medical Equipment for sale or rental	$1,810	$1,601

Medical Equipment in rental service	65,131	61,429
Medical Equipment in rental service - pump reserve	(562)	(530)
Accumulated depreciation	(38,460)	(37,411)
Medical Equipment in rental service - net	26,109	23,488

Total	$27,919	$25,089

Depreciation expense for medical equipment for the three months ended March 31, 2019 was $1.7 million, compared to $1.5 million for the same prior year period, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,750	$(3,318)	$432	$3,717	$(3,257)	$460
Automobiles	117	(81)	36	118	(95)	23
Leasehold improvements	2,002	(1,102)	900	2,219	(1,257)	962

Total	$5,869	$(4,501)	$1,368	$6,054	$(4,609)	$1,445

Depreciation expense for property and equipment for both the three months ended March 31, 2019 and 2018 was $0.1 million. This expense was recorded in general and administrative expenses.

6.      Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets:
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(24,769)	11,765	36,534	(24,175)	12,359
Non-competition agreements	1,136	(1,136)	-	1,136	(1,136)	-
Software	11,230	(6,255)	4,975	11,230	(5,724)	5,506

Total nonamortizable and amortizable intangible assets	$50,923	$(32,183)	$18,740	$50,923	$(31,058)	$19,865

Amortization expense for the three months ended March 31, 2019 was $1.1 million compared to $1.2 million for the three months ended March 31, 2018. Expected annual amortization expense for intangible assets recorded as of March 31, 2019 is as follows (in thousands):

	4/1-12/31/2019	2020	2021	2022	2023	2024 and thereafter	Total

Amortization expense	$3,277	$4,285	$3,930	$2,051	$548	$2,649	$16,740

7.	Debt

On February 5, 2019, the Company and its lender entered into the fifth amendment (the “Fifth Amendment”) to its existing credit facility (the “Credit Agreement”). Among other things, the Fifth Amendment amended the Credit Agreement to (1) increase our borrowing capacity under our existing equipment line to $8.0 million, (2) revise the definition of earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019, (3) revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019, (4) revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets and (5) revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

As of March 31, 2019, the Company’s term loans and equipment line under its credit facility had balances of $30.4 million and $2.6 million, respectively. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2019	2018
Revolver:
Gross availability	$10,922	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Availability on Revolver	$9,101	$9,153

The Company had future maturities of loans as of March 31, 2019 as follows (in thousands):

	2019	2020	2021	2022	2023 and thereafter	Total
Term Loan A	$2,688	$3,584	$16,143	$-	$-	$22,415
Term Loan C	1,229	1,229	5,528			7,986
Equipment Line	128	512	512	512	898	2,562
Unamortized value of the debt issuance costs	(29)	(39)	(39)	-	-	(107)
Total	$4,016	$5,286	$22,144	$512	$898	$32,856

The following is a breakdown of the Company’s current and long-term debt (in thousands):

March 31, 2019				December 31, 2018

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan A	$3,584	$18,831	$22,415	Term Loan A	$3,584	$19,727	$23,311
Term Loan C	1,536	6,450	7,986	Term Loan C	1,229	6,757	7,986
Equipment Line	256	2,306	2,562	Equipment Line	128	2,434	2,562
Unamortized value of debt issuance costs	(39)	(68)	(107)	Unamortized value of debt issuance costs	(38)	(76)	(114)
Total	$5,337	$27,519	$32,856	Total	$4,903	$28,842	$33,745

As of March 31, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at March 31, 2019 was 5.25% (LIBOR of 2.50% plus 2.75%). The actual CBFR Loan rate at March 31, 2019 was 5.50% (lender’s prime rate of 5.50%).

As of March 31, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

8.	Income Taxes

During both the three months ended March 31, 2019 and 2018, the Company recorded expense provision for income taxes of $0.1 million. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at March 31, 2019 and December 31, 2018.

9.	Commitments, Contingencies and Litigation

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

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended
	March 31
Numerator:	2019	2018
Net (loss) income (in thousands)	$(960)	$204
Denominator:
Weighted average common shares outstanding:
Basic	19,580,049	22,799,221
Dilutive effect of non-vested awards	-	57,900
Diluted	19,580,049	22,857,121
Net (loss) income per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

For the three months ended March 31, 2019, there were no stock options that were excluded from the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2018, 0.3 million of stock options were not included in the calculation because they would have an anti-dilutive effect.

11.	Leases

On January 1, 2019 (the “Effective Date”), the Company adopted ASU 2016-02, Leases (Topic 842); ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, “Topic 842”) using a modified retrospective transition approach, which requires Topic 842 to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases will be classified as either financing or operating; the classification will determine the pattern of expense recognition and classification within the statement of operations. The Company has elected to apply its lease accounting policy only to leases with a term greater than twelve months.

The Effective Date is the Company’s date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019.

Topic 842 provides several optional practical expedients that can be adopted at transition. We have elected the “package of practical expedients”, which does not require us to reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).

The most significant effects related to this adoption relate to (i) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate and equipment operating leases; and (ii) significant new disclosures about our leasing activities. Upon adoption, we recognized approximately $3.1 million in additional operating lease liabilities with corresponding ROU assets of approximately the same amount.

Topic 842 also provides practical expedients for an entity’s ongoing accounting. We have elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, we did not recognize ROU assets and lease liabilities for these leases.

In adopting Topic 842, we have determined and will continue to determine whether an arrangement is a lease at inception. Our operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next seven years. Our leases do not contain any restrictive covenants. Our office leases generally contain renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. Our office leases do not contain any material residual value guarantees. Our equipment leases generally do not contain renewal options. We are not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.

For our equipment leases, we have used and will use the implicit rate in the lease as the discount rate, when available, otherwise, we use our incremental borrowing rate as the discount rate. For our office leases, the implicit rate is typically not available, so we have used and will use our incremental borrowing rate as the discount rate. Our lease agreements include both lease and non-lease components. We have elected the practical expedient that allows us to combine lease and non-lease components for all of our leases.

Payments due under our operating leases include fixed payments as well as variable payments. For our office leases, variable payments include amounts for the Company’s proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. For our equipment leases, variable payments may consist of sales taxes, property taxes and other fees.

The components of lease costs for the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$387
Variable lease cost	75
Total lease cost	$462

Operating lease expense for the three months ended March 31, 2018 were $0.3 million.

Amounts reported in the condensed consolidated balance sheet as of March 31, 2019 for our operating leases are as follows (in thousands):

March 31, 2019
Operating lease ROU assets	$2,671

Current operating lease liabilities (included in other current liabilities)	1,311
Operating lease liabilities, net of current portion	1,479
Total operating lease liabilities	$2,790

Supplemental cash flow information and non-cash activity related to our leases are as follows (in thousands):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$360

ROU assets recognized upon adoption of Topic 842:
Operating leases	3,060

Weighted average remaining lease terms and discount rates for our leases as of March 31, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	4.0
Rate
Weighted average discount rate:
Operating leases	6.6%

Future maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

Operating Leases (a)
2019	$1,094
2020	818
2021	292
2022	232
2023	230
Thereafter	611
Total undiscounted lease payments	3,277
Less: Imputed interest	(487)
Total lease liabilities	$2,790

(a)	Excludes $4.2 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of 10 years and is expected to commence later in 2019.

The Company disclosed in our 2018 Annual Report on Form 10-K maturities of lease liabilities as of December 31, 2018, in accordance with ASC 840. During the quarter ended March 31, 2019, the Company determined that it improperly included certain lease commitments in the maturities table as of December 31, 2018 in Note 10 of the 2018 Annual Report on Form 10-K. The table overstated our lease maturities as follows (in thousands): $121 in 2019, $370 in 2020, $381 in 2021, $392 in 2022, $404 in 2023 and $2,528 in the thereafter period.

The Company assessed the materiality of this error, considering both the qualitative and quantitative factors and determined that for the year ended December 31, 2018, the error was immaterial. The Company has decided to correct this immaterial error as a revision to our previously issued financial statements by adjusting the maturities of the lease liabilities as of December 31, 2018 for the overstated amounts as reflected in the table below (in thousands):

	Capital Leases	Operating Leases (As Revised)	Total (As Revised)
2019	$33	$1,745	$1,778
2020	-	1,347	1,347
2021	-	726	726
2022	-	624	624
2023	-	636	636
Thereafter	-	3,071	3,071
Total require payments	$33	$8,149	$8,182
Less amounts representing interest (3.5%)	-
Present value of minimum lease payments	33
Less current maturities	(33)
Long-term capital lease liability	$-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers and other sites of care from five locations in the United States and Canada. Through our operating subsidiaries, including InfuSystem, Inc. (“ISI”) and First Biomedical, Inc. (“First Biomedical”), we provide our products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Madison Heights, Michigan, we deliver local, field-based customer support and also operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. ISI is accredited by the Community Health Accreditation Program while First Biomedical is ISO certified.

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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net Revenues

Our net revenues for the quarter ended March 31, 2019 were $18.2 million, an increase of $1.7 million, or 10.4%, compared to $16.5 million for the quarter ended March 31, 2018. During the period, net revenues from rentals increased $0.6 million, or 4.5%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business as well as decreased allowance for bad debt expense. Net revenues from product sales for the three months ended March 31, 2019 were $3.1 million, an increase of $1.0 million, or 51.6%, compared to the same period of 2018. This increase was primarily the result of an increase in disposable sales of $0.6 million and equipment sales of $0.4 million due to the Company’s efforts to expand its product offering and the timing of pump sales.

Gross Profit

Gross profit for the quarter ended March 31, 2019 was $10.3 million, an increase of $0.1 million, or 1.0%, compared to the quarter ended March 31, 2018. As a percentage of revenues, gross profit for the quarter ended March 31, 2019 was 56.8%, down from 62.1% for the same prior year period primarily due to growth in the Company’s lower margin products and increased supply costs in anticipation of future growth. The increase in gross profit for the period is mainly due to the increase in net revenues for the period, which was partially offset by an increase of $0.5 million in the costs of disposables sold, $0.5 million in the costs of supply and pump rentals, $0.4 million in the costs of pumps and accessories sold and $0.2 million in pump depreciation expense.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended March 31, 2019 was $1.1 million, a decrease of $0.1 million compared to the same prior year period. This decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization of those projects no longer existed in the first quarter of 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended March 31, 2019 were $2.6 million, an increase of $0.3 million, or 13.1%, compared to $2.3 million for the quarter ended March 31, 2018. This increase was largely attributable to an increase in salaries and related expenses of $0.1 million, advertising costs of $0.1 million and travel and related expenses of $0.1 million in support of revenue growth. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarter ended March 31, 2019 were $7.0 million, an increase of $0.9 million, or 14.2%, from $6.2 million for the quarter ended March 31, 2018. The increase in G&A expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $0.5 million, legal and strategic alternative costs of $0.2 million, professional fees and outside services of $0.1 million and service and repair costs of $0.1 million. The increase in employee compensation related expenses was primarily attributable to a $0.3 million increase in salaries and related expenses, a $0.1 million increase in stock compensation expense and a $0.1 million net increase in the incentive bonus accrual.

Other Income and Expenses

During the quarter ended March 31, 2019, we incurred interest expense of $0.5 million, an increase of $0.1 million, or 46.0%, compared to the comparable prior year period. This was a net result of the new term debt that was entered into during 2018, partially offset by payments of the previous term debt as well as higher interest rates in 2019 as compared to 2018.

Income Taxes

During both the three months ended March 31, 2019 and 2018, the Company recorded expense provision for income taxes of $0.1 million.  The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at both March 31, 2019 and December 31, 2018, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is more likely than not the Company will not recognize the benefits of its federal and state deferred tax assets.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing credit agreement (the “Credit Agreement”). As of March 31, 2019, we had cash and cash equivalents of $1.9 million and $9.1 million of availability on our revolving credit facility under the Credit Agreement (the”Revolver”) compared to $4.3 million of cash and cash equivalents and $9.2 million of availability on our Revolver at December 31, 2018. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

  Long-Term Debt Activities:

On February 5, 2019, the Company and its lender entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Fifth Amendment amended the Credit Agreement to (1) increase our borrowing capacity under our existing equipment line to $8.0 million, (2) revise the definition of earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019, (3) revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019, (4) revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets and (5) revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

As of March 31, 2019, our term loans and equipment line under the Credit Agreement had balances of $30.4 million and $2.6 million, respectively. The net availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	March 31,	December 31,
	2019	2018
Revolver:
Gross availability	$10,922	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Availability on Revolver	$9,101	$9,153

As of March 31, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at March 31, 2019 was 5.25% (LIBOR of 2.50% plus 2.75%). The actual CBFR Loan rate at March 31, 2019 was 5.50% (lender’s prime rate of 5.50%).

As of March 31, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

Cash Flows:

        Operating Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2019 was $1.3 million compared to cash provided by operating activities of $1.1 million for the three months ended March 31, 2018. This increase was primarily attributable to the cash flow effect of improved working capital, increased accounts payable and other liabilities partially offset by increased accounts receivable and other assets, and the cash flow effect from net income in the first quarter of 2018 to a net loss in the first quarter of 2019.

        Investing Cash Flow. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2019 compared to cash used in investing activities of $0.2 million for the three months ended March 31, 2018. The increase in cash used was due to a $2.4 million increase in cash used to purchase medical equipment, which was partially offset by a $0.2 million decrease in proceeds from the sales of medical equipment.

        Financing Cash Flow. Net cash used in financing activities for the three months ended March 31, 2019 was $0.9 million compared to cash used of $2.8 million for the three months ended March 31, 2018. The decrease in net cash used was primarily attributable to our decision to pay down our term loan debt, make required capital lease payments and repurchase shares of common stock as part of a share repurchase program in the first quarter of 2018.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2018, with the exception of our adoption of Topic 842. See Note 11 to the accompanying unaudited condensed consolidated financial statements for further details regarding our adoption of Topic 842.

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

We are not involved in any legal proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* *	XBRL Taxonomy Extension Presentation Linkbase Document Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 15, 2019	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 15, 2019	/s/ Gregory Schulte
Gregory Schulte
Chief Financial Officer
(Principal Accounting and Financial Officer)