Form 10-Q
period 2019-06-30
InfuSystem Holdings, Inc
filed 2019-08-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

or

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

As of August 9, 2019, 19,782,548 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,702	$4,318
Accounts receivable, net	11,218	9,593
Inventories	2,742	2,254
Other current assets	1,368	1,372
Total current assets	17,030	17,537
Medical equipment for sale or rental	1,927	1,601
Medical equipment in rental service, net of accumulated depreciation	28,873	23,488
Property & equipment, net of accumulated depreciation	1,539	1,445
Intangible assets, net	17,616	19,865
Operating lease right of use assets	5,182	-
Other assets	194	137
Total assets	$72,361	$64,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,206	$7,091
Current portion of long-term debt	6,084	4,903
Other current liabilities	4,244	2,796
Total current liabilities	20,534	14,790
Long-term debt, net of current portion	27,478	28,842
Deferred income taxes	76	-
Operating lease liabilities, net of current portion	4,021	-
Total liabilities	52,109	43,632

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,237,703 and 19,719,214, respectively, as of June 30, 2019 and 23,095,513 and 19,577,024, respectively, as of December 31, 2018	2	2
Additional paid-in capital	83,557	83,167
Retained deficit	(63,307)	(62,728)
Total stockholders’ equity	20,252	20,441
Total liabilities and stockholders’ equity	$72,361	$64,073

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30		June 30
	2019	2018	2019	2018

Net revenues	$19,723	$16,415	$37,916	$32,898
Cost of revenues	8,367	6,729	16,219	12,975
Gross profit	11,356	9,686	21,697	19,923

Selling, general and administrative expenses:
Amortization of intangibles	1,124	1,165	2,249	2,352
Selling and marketing	2,476	2,326	5,078	4,627
General and administrative	6,785	6,399	13,819	12,560
Total selling, general and administrative	10,385	9,890	21,146	19,539

Operating income (loss)	971	(204)	551	384
Other expense:
Interest expense	(488)	(296)	(948)	(611)
Other (expense) income	(39)	1	(60)	(10)

Income (loss) before income taxes	444	(499)	(457)	(237)
Provision for income taxes	(63)	(6)	(122)	(64)
Net income (loss)	$381	$(505)	$(579)	$(301)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.03)	$(0.01)
Diluted	0.02	(0.02)	(0.03)	(0.01)
Weighted average shares outstanding:
Basic	19,708,422	22,703,415	19,644,590	22,751,318
Diluted	20,583,434	22,703,415	19,644,590	22,751,318

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at March 31, 2018	23,003	$2	$92,659	$(61,429)	(230)	$-	$31,232
Stock based shares issued upon vesting - gross	4	-	-	-	-	-	-
Stock-based compensation expense	-	-	114	-	-	-	114
Employee stock purchase plan	25	-	-	-	-	-	-
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	-	-	(5)	-	-	-	(5)
Common stock repurchased as part of Repurchase Program	-	-	(1,181)	-	(348)	-	(1,181)
Net loss	-	-	-	(505)	-	-	(505)
Balances at June 30, 2018	23,032	$2	$91,587	$(61,934)	(578)	$-	$29,655

Balances at March 31, 2019	23,221	$2	$83,429	$(63,688)	(3,518)	$-	$19,743
Stock based shares issued upon vesting - gross	16	-	15	-	-	-	15
Stock-based compensation expense	-	-	284	-	-	-	284
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	-	-	(171)	-	-	-	(171)
Net income	-	-	-	381	-	-	381
Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252

Balances at December 31, 2017	22,978	$2	$92,584	$(61,633)	(198)	$-	$30,953
Stock based shares issued upon vesting - gross	29	-	-	-	-	-	-
Stock-based compensation expense	-	-	226	-	-	-	226
Employee stock purchase plan	25		46				46
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	-	-	(5)	-	-	-	(5)
Common stock repurchased as part of Repurchase Program	-	-	(1,264)	-	(380)	-	(1,264)
Net loss	-	-	-	(301)	-	-	(301)
Balances at June 30, 2018	23,032	$2	$91,587	$(61,934)	(578)	$-	$29,655

Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock based shares issued upon vesting - gross	167	-	15	-	-	-	15
Stock-based compensation expense	-	-	530	-	-	-	530
Employee stock purchase plan	19		53				53
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(45)	-	(208)	-	-	-	(208)
Net loss	-	-	-	(579)	-	-	(579)
Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2019	2018
(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,319	$4,846

INVESTING ACTIVITIES
Purchase of medical equipment, property and equipment	(7,893)	(2,743)
Proceeds from sale of medical equipment, property and equipment	1,333	1,720
NET CASH USED IN INVESTING ACTIVITIES	(6,560)	(1,023)

FINANCING ACTIVITIES
Principal payments on term loans, capital lease obligations and other financing	(2,256)	(3,708)
Cash proceeds from other financing	2,024	-
Debt issuance costs	(3)	-
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(208)	(5)
Common stock repurchased as part of Repurchase Program	-	(1,264)
Cash proceeds from stock plans	68	46
NET CASH USED IN FINANCING ACTIVITIES	(375)	(4,931)

Net change in cash and cash equivalents	(2,616)	(1,108)
Cash and cash equivalents, beginning of period	4,318	3,469
Cash and cash equivalents, end of period	$1,702	$2,361

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

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income (loss), overall cash flows, total assets, total liabilities or stockholders’ equity as previously reported.

2.	Recent Accounting Pronouncements and Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

3.	Revenue Recognition

          The following table presents disaggregated revenue by offering type:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Third-Party Payor Rentals	49.4%	47.5%	48.8%	48.0%
Direct Payor Rentals	33.0%	38.1%	33.8%	38.5%
Product Sales	17.6%	14.4%	17.4%	13.5%

Total - Net revenues	100.0%	100.0%	100.0%	100.0%

4.	Medical Equipment

Medical equipment consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Medical Equipment for sale or rental	$1,927	$1,601

Medical Equipment in rental service	68,721	61,429
Medical Equipment in rental service - pump reserve	(614)	(530)
Accumulated depreciation	(39,234)	(37,411)
Medical Equipment in rental service - net	28,873	23,488

Total	$30,800	$25,089

Depreciation expense for medical equipment for the three and six months ended June 30, 2019 was $1.8 million and $3.5 million, respectively, compared to $1.5 million and $3.0 million for the same prior year periods, respectively, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,025	$(3,385)	$640	$3,717	$(3,257)	$460
Automobiles	117	(84)	33	118	(95)	23
Leasehold improvements	2,002	(1,136)	866	2,219	(1,257)	962

Total	$6,144	$(4,605)	$1,539	$6,054	$(4,609)	$1,445

Depreciation expense for property and equipment for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.2 million for the same prior year periods, respectively. This expense was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(25,362)	11,172	36,534	(24,175)	12,359
Non-competition agreements	1,136	(1,136)	-	1,136	(1,136)	-
Software	11,230	(6,786)	4,444	11,230	(5,724)	5,506

Total nonamortizable and amortizable intangible assets	$50,923	$(33,307)	$17,616	$50,923	$(31,058)	$19,865

Amortization expense for the three and six months ended June 30, 2019 was $1.1 million and $2.2 million, respectively, compared to $1.2 million and $2.4 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of June 30, 2019 is as follows (in thousands):

	7/1 -					2024 and
	12/31/2019	2020	2021	2022	2023	thereafter

Amortization expense	$2,153	$4,285	$3,930	$2,051	$548	$2,649

7.	Debt

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of June 30, 2019 was $1.9 million.

On February 5, 2019, the Company and its primary lender entered into the fifth amendment (the “Fifth Amendment”) to its existing credit facility (the “Credit Agreement”). Among other things, the Fifth Amendment amended the Credit Agreement to (1) increase our borrowing capacity under our existing equipment line to $8.0 million, (2) revise the definition of earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019, (3) revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019, (4) revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets and (5) revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

As of June 30, 2019, the Company’s term loans and equipment line under its credit facility had balances of $29.2 million and $2.6 million, respectively. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	June 30,	December 31,
	2019	2018
Revolver:
Gross availability	$11,000	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Net availability	$9,179	$9,153

The Company had future maturities of loans and other financing as of June 30, 2019 as follows (in thousands):

	2019	2020	2021	2022	2023 and thereafter	Total
Term Loan A	$1,792	$3,584	$16,143	$-	$-	$21,519
Term Loan C	921	1,229	5,529	-	-	7,679
Equipment Line	128	512	512	512	898	2,562
Unamortized value of the debt issuance costs	(20)	(39)	(39)	-	-	(98)
Other financing	301	652	725	222	-	1,900
Total	$3,122	$5,938	$22,870	$734	$898	$33,562

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

June 30, 2019				December 31, 2018

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan A	$3,584	$17,935	$21,519	Term Loan A	$3,584	$19,727	$23,311
Term Loan C	1,536	6,143	7,679	Term Loan C	1,229	6,757	7,986
Equipment Line	384	2,178	2,562	Equipment Line	128	2,434	2,562
Unamortized value of debt issuance costs	(39)	(59)	(98)	Unamortized value of debt issuance costs	(38)	(76)	(114)
Other financing	619	1,281	1,900	Other financing	-	-	-
Total	$6,084	$27,478	$33,562	Total	$4,903	$28,842	$33,745

As of June 30, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at June 30, 2019 was 5.19% (LIBOR of 2.44% plus 2.75%). The actual CBFR Loan rate at June 30, 2019 was 5.50% (lender’s prime rate of 5.50%).

As of June 30, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

8.	Income Taxes

During both the three and six months ended June 30, 2019, the Company recorded expense provision for income taxes of $0.1 million. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three and six months ended June 30, 2018, the Company recorded expense provision for income taxes of less than $0.1 million and $0.1 million, respectively.

 The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is not more likely than not that the Company will recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at June 30, 2019 and December 31, 2018.

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

The Company is not involved in any legal proceedings that the Company currently believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

10.	Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30		Six Months Ended June 30
Numerator:	2019	2018	2019	2018
Net income (loss) (in thousands)	$381	$(505)	$(579)	$(301)
Denominator:
Weighted average common shares outstanding:
Basic	19,708,422	22,703,415	19,644,590	22,751,318
Dilutive effect of non-vested awards	875,012	-	-	-
Diluted	20,583,434	22,703,415	19,644,590	22,751,318
Net income (loss) per share:
Basic	$0.02	$(0.02)	$(0.03)	$(0.01)
Diluted	$0.02	$(0.02)	$(0.03)	$(0.01)

For the three months ended June 30, 2019, less than 0.1 million of stock options with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2019 and the three and six months ended June 30, 2018, all options were anti-dilutive due to the Company’s net losses for those periods and therefore not included in the calculation.

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

In adopting Topic 842, we have determined and will continue to determine whether an arrangement is a lease at inception. Our operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next ten years. Our leases do not contain any restrictive covenants. Our office leases generally contain renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. Our office leases do not contain any material residual value guarantees. Our equipment leases generally do not contain renewal options. We are not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.

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

The components of lease costs for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$290	$677
Variable lease cost	53	126
Total lease cost	$343	$803

Operating lease expense for the three and six months ended June 30, 2018 was $0.4 million and $0.7 million, respectively.

Amounts reported in the condensed consolidated balance sheet as of June 30, 2019 for our operating leases are as follows (in thousands):

June 30, 2019
Operating lease ROU assets	$5,182

Current operating lease liabilities (included in other current liabilities)	$1,374
Operating lease liabilities, net of current portion	4,021
Total operating lease liabilities	$5,395

Supplemental cash flow information and non-cash activity related to our leases are as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$771

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,015

Weighted average remaining lease terms and discount rates for our leases as of June 30, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	7.3

Rate
Weighted average discount rate:
Operating leases	7.5%

Future maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

Operating Leases (a)
2019	$779
2020	1,262
2021	716
2022	655
2023	666
Thereafter	3,430
Total undiscounted lease payments	7,508
Less: Imputed interest	(2,113)
Total lease liabilities	$5,395

(a)

Excludes $0.3 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of six years and is expected to commence later in 2019.

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

		Operating
	Capital Leases	Leases (As Revised)	Total (As Revised)
2019	$33	$1,745	$1,778
2020	-	1,347	1,347
2021	-	726	726
2022	-	624	624
2023	-	636	636
Thereafter	-	3,071	3,071
Total require payments	$33	$8,149	$8,182
Less amounts representing interest (3.5%)	-
Present value of minimum lease payments	33
Less current maturities	(33)
Long-term capital lease liability	$-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with credit facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net Revenues

Our net revenues for the quarter ended June 30, 2019 were $19.7 million, an increase of $3.3 million, or 20.2%, compared to $16.4 million for the quarter ended June 30, 2018. During this period, net revenues from rentals increased $2.2 million, or 15.6%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business. Net revenues from product sales for the three months ended June 30, 2019 were $3.5 million, an increase of $1.1 million, or 47.2%, compared to the same period of 2018. This increase was primarily the result of an increase in equipment sales of $0.8 million and disposable sales of $0.3 million due to the timing of pump sales and the Company’s efforts to expand its product offering.

Gross Profit

Gross profit for the quarter ended June 30, 2019 was $11.4 million, an increase of $1.7 million, or 17.2%, compared to the quarter ended June 30, 2018. As a percentage of revenues, gross profit for the quarter ended June 30, 2019 was 57.6%, down from 59.0% for the same prior year period primarily due to growth in the Company’s lower margin products and increased supply costs in anticipation of future growth. The increase in gross profit for the period is mainly due to the increase in net revenues for the period, which was partially offset by an increase of $0.6 million in the costs of pumps and accessories sold, $0.4 million in the costs of supply and pump rentals, $0.3 million in the costs of disposables sold and $0.3 million in pump depreciation expense.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended June 30, 2019 was $1.1 million, a decrease of less than $0.1 million compared to the same prior year period. This decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization of those projects no longer existed in the second quarter of 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended June 30, 2019 were $2.5 million, an increase of $0.2 million, or 6.4%, compared to $2.3 million for the quarter ended June 30, 2018. This increase was largely attributable to an increase in commission expense of $0.1 million and travel and related costs of $0.1 million in support of revenue growth. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefits and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarter ended June 30, 2019 were $6.8 million, an increase of $0.4 million, or 6.0%, from $6.4 million for the quarter ended June 30, 2018. The increase in G&A expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $0.5 million and outside services expense of $0.3 million, partially offset by a decrease in legal fees and strategic alternative costs of $0.2 million, travel and related expenses of $0.1 million and bank fees of $0.1 million. The increase in employee compensation expenses was primarily attributable to a $0.3 million increase in salaries and related expenses and a $0.2 million increase in stock compensation expense.

Other Income and Expenses

During the quarter ended June 30, 2019, we incurred interest expense of $0.5 million, an increase of $0.2 million, or 64.9%, compared to the comparable prior year period. This was a net result of the new term debt that was entered into during the second half of 2018 and first half of 2019, partially offset by payments of the previous term debt as well as higher interest rates in 2019 as compared to 2018.

Income Taxes

During both the three months ended June 30, 2019 and 2018, the Company recorded expense provision for income taxes of less than $0.1 million. The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at both June 30, 2019 and December 31, 2018, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is not more likely than not the Company will recognize the benefits of its federal and state deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net Revenues

Our net revenues for the six months ended June 30, 2019 were $37.9 million, an increase of $5.0 million, or 15.3%, compared to $32.9 million for the six months ended June 30, 2018. During this period, net revenues from rentals increased $2.8 million, or 10.0%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business, as well as decreased allowance for bad debt expense. Net revenues from product sales for the six months ended June 30, 2019 were $6.6 million, an increase of $2.2 million, or 49.2%, compared to the same period of 2018. This increase was primarily the result of an increase in equipment sales of $1.2 million and disposable sales of $1.0 million due to the timing of pump sales and the Company’s efforts to expand its product offering.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $21.7 million, an increase of $1.8 million, or 8.9%, compared to the six months ended June 30, 2018. As a percentage of revenues, gross profit for the six months ended June 30, 2019 was 57.2%, down from 60.6% for the same prior year period primarily due to growth in the Company’s lower margin products and increased supply costs in anticipation of future growth. The increase in gross profit for the period is mainly due to the increase in net revenues for the period, which was partially offset by an increase of $1.0 million in the costs of pumps and accessories sold, $0.9 million in the costs of supply and pump rentals, $0.8 million in the costs of disposables sold and $0.4 million in pump depreciation expense.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2019 was $2.2 million, a decrease of $0.1 million compared to the same prior year period. This decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization of those projects no longer existed in the six months ended June 30, 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2019 were $5.1 million, an increase of $0.5 million, or 9.7%, compared to $4.6 million for the six months ended June 30, 2018. The increase was largely attributable to an increase in commission expense of $0.2 million, advertising costs of $0.1 million and travel and related expenses of $0.1 million in support of revenue growth. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefits and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2019 were $13.8 million, an increase of $1.3 million, or 10.0%, from $12.6 million for the same prior year period. The increase in G&A expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $1.0 million, outside services of $0.3 million and accounting fees of $0.1 million, partially offset by a decrease in bank fees of $0.1 million. The increase in employee compensation related expenses was primarily attributable to a $0.6 million increase in salaries and related expenses, $0.3 million of stock compensation expense and $0.1 million net increase in the incentive bonus accrual.

Other Income and Expenses

During the six months ended June 30, 2019, we incurred interest expense of $0.9 million, an increase of $0.3 million, or 55.2%, compared to the comparable prior year period. This was a net result of the new term debt that was entered into during the second half of 2018 and first half of 2019, partially offset by payments of the previous term debt as well as higher interest rates in 2019 as compared to 2018.

Income Taxes

During the six months ended June 30, 2019, the Company recorded expense provision for income taxes of $0.1 million compared to expense provision for income taxes of less than $0.1 million for the same comparable prior year period. The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at both June 30, 2019 and December 31, 2018, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is not more likely than not the Company will recognize the benefits of its federal and state deferred tax assets.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing credit agreement (the “Credit Agreement”) or other financing arrangements. As of June 30, 2019, we had cash and cash equivalents of $1.7 million and $9.2 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $4.3 million of cash and cash equivalents and $9.2 million of availability on our Revolver at December 31, 2018. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

  Long-Term Debt Activities:

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of June 30, 2019 was $1.9 million.

On February 5, 2019, the Company and its primary lender entered into the fifth amendment (the “Fifth Amendment”) to the Credit Agreement. Among other things, the Fifth Amendment amended the Credit Agreement to (1) increase our borrowing capacity under our existing equipment line to $8.0 million, (2) revise the definition of earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019, (3) revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019, (4) revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets and (5) revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

As of June 30, 2019, our term loans and equipment line under the Credit Agreement had balances of $29.2 million and $2.6 million, respectively. The net availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	June 30,	December 31,
	2019	2018
Revolver:
Gross availability	$11,000	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Net availability	$9,179	$9,153

As of June 30, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at June 30, 2019 was 5.19% (LIBOR of 2.44% plus 2.75%). The actual CBFR Loan rate at June 30, 2019 was 5.50% (lender’s prime rate of 5.50%).

As of June 30, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

 Cash Flows:

Operating Cash Flow.  Net cash provided by operating activities for the six months ended June 30, 2019 was $4.3 million compared to net cash provided by operating activities of $4.8 million for the six months ended June 30, 2018. This decrease was primarily attributable to the cash flow effect of increased accounts receivable which was partially offset by a net increase in accounts payable, as well as, the favorable change in net loss adjusted for non-cash items.

Investing Cash Flow.  Net cash used in investing activities was $6.6 million for the six months ended June 30, 2019 compared to cash used in investing activities of $1.0 million for the six months ended June 30, 2018. The increase in cash used was due to a $5.2 million increase in cash used to purchase medical equipment and other assets and a $0.4 million decrease in proceeds from the sales of medical equipment.

Financing Cash Flow.  Net cash used in financing activities for the six months ended June 30, 2019 was $0.4 million compared to net cash used in financing activities of $4.9 million for the six months ended June 30, 2018. The decrease in net cash used was primarily attributable to cash proceeds received as part of a new financing arrangement in 2019 and our decision to pay down our term loan debt and repurchase shares of common stock as part of a share repurchase program in the first half of 2018.

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

We are not involved in any legal proceedings that we currently believe could have a material effect on our business, financial condition, results of operations or cash flows.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 14, 2019	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2019	/s/ Gregory Schulte
Gregory Schulte Chief Financial Officer (Principal Financial Officer)