Form 10-Q
period 2019-09-30
InfuSystem Holdings, Inc
filed 2019-11-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, 19,843,021 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$3,157	$4,318
Accounts receivable, net	11,462	9,593
Inventories	2,768	2,254
Other current assets	1,605	1,372

Total current assets	18,992	17,537
Medical equipment for sale or rental	2,051	1,601
Medical equipment in rental service, net of accumulated depreciation	32,269	23,488
Property & equipment, net of accumulated depreciation	2,845	1,445
Intangible assets, net	16,539	19,865
Operating lease right of use assets	5,004	-
Other assets	195	137

Total assets	$77,895	$64,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,669	$7,091
Current portion of long-term debt	7,009	4,903
Other current liabilities	4,136	2,796

Total current liabilities	21,814	14,790
Long-term debt, net of current portion	30,342	28,842
Deferred income taxes	76	-
Operating lease liabilities, net of current portion	3,944	-

Total liabilities	56,176	43,632

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,356,308 and 19,837,819, respectively, as of September 30, 2019 and 23,095,513 and 19,577,024, respectively, as of December 31, 2018	2	2
Additional paid-in capital	83,889	83,167

Retained deficit	(62,172)	(62,728)

Total stockholders’ equity	21,719	20,441

Total liabilities and stockholders’ equity	$77,895	$64,073

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30		September 30
	2019	2018	2019	2018

Net revenues	$21,489	$16,677	$59,405	$49,575
Cost of revenues	9,251	7,003	25,470	19,978
Gross profit	12,238	9,674	33,935	29,597

Selling, general and administrative expenses:
Amortization of intangibles	1,077	1,160	3,326	3,512
Selling and marketing	2,402	2,323	7,480	6,950
General and administrative	7,096	6,286	20,915	18,846

Total selling, general and administrative	10,575	9,769	31,721	29,308

Operating income (loss)	1,663	(95)	2,214	289
Other expense:
Interest expense	(488)	(370)	(1,436)	(981)
Other expense	(11)	(9)	(71)	(19)

Income (loss) before income taxes	1,164	(474)	707	(711)
Provision for income taxes	(29)	(45)	(151)	(109)
Net income (loss)	$1,135	$(519)	$556	$(820)

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.03	$(0.04)
Diluted	0.05	(0.03)	0.03	(0.04)
Weighted average shares outstanding:
Basic	19,781,527	20,672,688	19,690,737	22,043,213
Diluted	20,679,431	20,672,688	20,503,933	22,043,213

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at June 30, 2018	23,032	$2	$91,587	$(61,934)	(578)	$-	$29,655
Stock based shares issued upon vesting - gross	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	453	-	-	-	453
Employee stock purchase plan	19	-	45	-	-	-	45
Common stock repurchased as part of Repurchase Program	-	-	(9,027)	-	(2,907)	-	(9,027)
Net loss	-	-	-	(519)	-	-	(519)
Balances at September 30, 2018	23,051	$2	$83,058	$(62,453)	(3,485)	$-	$20,607

Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252
Stock based shares issued upon vesting - gross	121	-	109	-	-	-	109
Stock-based compensation expense	-	-	240	-	-	-	240
Employee stock purchase plan	14	-	70	-	-	-	70
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(16)	-	(87)	-	-	-	(87)
Net income	-	-	-	1,135	-	-	1,135
Balances at September 30, 2019	23,356	$2	$83,889	$(62,172)	(3,518)	$-	$21,719

Balances at December 31, 2017	22,978	$2	$92,584	$(61,633)	(198)	$-	$30,953
Stock based shares issued upon vesting - gross	29	-	-	-	-	-	-
Stock-based compensation expense	-	-	679	-	-	-	679
Employee stock purchase plan	44		91				91
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	-	-	(5)	-	-	-	(5)
Common stock repurchased as part of Repurchase Program	-	-	(10,291)	-	(3,287)	-	(10,291)
Net loss	-	-	-	(820)	-	-	(820)
Balances at September 30, 2018	23,051	$2	$83,058	$(62,453)	(3,485)	$-	$20,607

Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock based shares issued upon vesting - gross	288	-	124	-	-	-	124
Stock-based compensation expense	-	-	770	-	-	-	770
Employee stock purchase plan	33		123				123
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(61)	-	(295)	-	-	-	(295)
Net income	-	-	-	556	-	-	556
Balances at September 30, 2019	23,356	$2	$83,889	$(62,172)	(3,518)	$-	$21,719

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30
(in thousands)	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,534	$8,210

INVESTING ACTIVITIES
Purchase of medical equipment, property and equipment	(16,420)	(4,521)
Proceeds from sale of medical equipment, property and equipment	2,239	2,344
NET CASH USED IN INVESTING ACTIVITIES	(14,181)	(2,177)

FINANCING ACTIVITIES
Principal payments on term loans, capital lease obligations and other financing	(3,915)	(5,048)
Cash proceeds from term loans, equipment line and other financing	7,462	9,660
Debt issuance costs	(3)	(27)
Common stock repurchased to satisfy statutory withholding on employee stock based compensation plans	(295)	(5)
Common stock repurchased as part of Repurchase Program	-	(10,291)
Cash proceeds from stock plans	237	91
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,486	(5,620)

Net change in cash and cash equivalents	(1,161)	413
Cash and cash equivalents, beginning of period	4,318	3,469
Cash and cash equivalents, end of period	$3,157	$3,882

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

3.	Revenue Recognition

          The following table presents disaggregated revenue by offering type:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Third-Party Payor Rentals	49.6%	46.8%	49.1%	47.6%
Direct Payor Rentals	30.8%	35.8%	32.7%	37.6%
Product Sales	19.6%	17.4%	18.2%	14.8%

Total - Net revenues	100.0%	100.0%	100.0%	100.0%

4.	Medical Equipment

Medical equipment consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Medical Equipment for sale or rental	$2,051	$1,601

Medical Equipment in rental service	73,433	61,429
Medical Equipment in rental service - pump reserve	(644)	(530)
Accumulated depreciation	(40,520)	(37,411)
Medical Equipment in rental service - net	32,269	23,488

Total	$34,320	$25,089

Depreciation expense for medical equipment for the three and nine months ended September 30, 2019 was $2.0 million and $5.4 million, respectively, compared to $1.5 million and $4.5 million for the same prior year periods, respectively, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,229	$(3,446)	$783	$3,717	$(3,257)	$460
Automobiles	117	(87)	30	118	(95)	23
Leasehold improvements	3,202	(1,170)	2,032	2,219	(1,257)	962

Total	$7,548	$(4,703)	$2,845	$6,054	$(4,609)	$1,445

Depreciation expense for property and equipment for the three and nine months ended September 30, 2019 was $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.3 million for the same prior year periods, respectively. This expense was recorded in general and administrative expenses.

6.      Intangible Assets

The carrying amount and accumulated amortization of intangible assets is comprised of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(25,956)	10,578	36,534	(24,175)	12,359
Non-competition agreements	1,136	(1,136)	-	1,136	(1,136)	-
Software	11,230	(7,269)	3,961	11,230	(5,724)	5,506

Total nonamortizable and amortizable intangible assets	$50,923	$(34,384)	$16,539	$50,923	$(31,058)	$19,865

Amortization expense for the three and nine months ended September 30, 2019 was $1.1 million and $3.3 million, respectively, compared to $1.2 million and $3.5 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of September 30, 2019 is as follows (in thousands):

	10/1 -					2024 and
	12/31/2019	2020	2021	2022	2023	thereafter

Amortization expense	$1,076	$4,285	$3,930	$2,051	$548	$2,649

7.	Debt

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of September 30, 2019 was $1.8 million.

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

As of September 30, 2019, the Company’s term loans and equipment line under its credit facility had balances of $27.7 million and $8.0 million, respectively. The net availability under the revolving credit line under the credit facility is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	September 30,	December 31,
	2019	2018
Revolver:
Gross availability	$11,000	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Net availability	$9,179	$9,153

The Company had future maturities of loans and other financing as of September 30, 2019 as follows (in thousands):

	2019	2020	2021	2022	2023 and thereafter	Total
Term Loan A	$896	$3,584	$16,143	$-	$-	$20,623
Term Loan C	307	1,229	5,529	-	-	7,065
Equipment Line	400	1,600	1,600	1,600	2,800	8,000
Unamortized value of the debt issuance costs	(10)	(39)	(39)	-	-	(88)
Other financing	152	652	725	222	-	1,751
Total	$1,745	$7,026	$23,958	$1,822	$2,800	$37,351

The following is a breakdown of the Company’s current and long-term debt as follows (in thousands):

September 30, 2019				December 31, 2018

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan A	$3,584	$17,039	$20,623	Term Loan A	$3,584	$19,727	$23,311
Term Loan C	1,229	5,836	7,065	Term Loan C	1,229	6,757	7,986
Equipment Line	1,600	6,400	8,000	Equipment Line	128	2,434	2,562
Unamortized value of debt issuance costs	(39)	(49)	(88)	Unamortized value of debt issuance costs	(38)	(76)	(114)
Other financing	635	1,116	1,751	Other financing	-	-	-
Total	$7,009	$30,342	$37,351	Total	$4,903	$28,842	$33,745

As of September 30, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual rate at September 30, 2019 was 4.81% (LIBOR of 2.06% plus 2.75%). The actual CBFR Loan rate at September 30, 2019 was 5.00% (lender’s prime rate of 5.00%).

As of September 30, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

On November 7, 2019, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). See Note 12 to the accompanying unaudited condensed consolidated financial statements for further details on the Sixth Amendment.

8.	Income Taxes

During the three and nine months ended September 30, 2019, the Company recorded expense provision for income taxes of less than $0.1 million and $0.2 million, respectively. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three and nine months ended September 30, 2018, the Company recorded expense provision for income taxes of less than $0.1 million and $0.1 million, respectively.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company’s management has determined that it is not more likely than not that the Company will recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at September 30, 2019 and December 31, 2018.

9.	Commitments, Contingencies and Litigation

From time to time in the ordinary course of its business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The Company is not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages and, until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. The Company has insurance policies covering potential losses where such coverage is cost effective and available.

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

10.     Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended September 30		Nine Months Ended September 30
Numerator:	2019	2018	2019	2018
Net income (loss) (in thousands)	$1,135	$(519)	$556	$(820)
Denominator:
Weighted average common shares outstanding:
Basic	19,781,527	20,672,688	19,690,737	22,043,213
Dilutive effect of non-vested awards	897,904	-	813,196	-
Diluted	20,679,431	20,672,688	20,503,933	22,043,213
Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.03	$(0.04)
Diluted	$0.05	$(0.03)	$0.03	$(0.04)

For the three and nine months ended September 30, 2019, 0.1 million and less than 0.1 million, respectively, of stock options with an exercise price above the current average market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the three and nine months ended September 30, 2018, all options were anti-dilutive due to the Company’s net losses for those periods and therefore not included in the calculation.

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

The components of lease costs for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$533	$1,425
Variable lease cost	56	182
Total lease cost	$589	$1,607

Operating lease expense for the three and nine months ended September 30, 2018 was $0.4 million and $1.1 million, respectively.

Amounts reported in the condensed consolidated balance sheet as of September 30, 2019 for our operating leases are as follows (in thousands):

September 30, 2019
Operating lease ROU assets	$5,004

Current operating lease liabilities (included in other current liabilities)	$1,321
Operating lease liabilities, net of current portion	3,944
Total operating lease liabilities	$5,265

Supplemental cash flow information and non-cash activity related to our leases are as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$1,201

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,338

Weighted average remaining lease terms and discount rates for our leases as of September 30, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	7.5

Rate
Weighted average discount rate:
Operating leases	7.6%

Future maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

Operating Leases
2019	$398
2020	1,328
2021	772
2022	706
2023	719
Thereafter	3,506
Total undiscounted lease payments	7,429
Less: Imputed interest	(2,164)
Total lease liabilities	$5,265

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

		Operating
	Capital Leases	Leases (As Revised)	Total (As Revised)
2019	$33	$1,745	$1,778
2020	-	1,347	1,347
2021	-	726	726
2022	-	624	624
2023	-	636	636
Thereafter	-	3,071	3,071
Total required payments	$33	$8,149	$8,182
Less amounts representing interest (3.5%)	-
Present value of minimum lease payments	33
Less current maturities	(33)
Long-term capital lease liability	$-

12.	Subsequent Events

Sixth Amendment to Credit Agreement

On November 7, 2019, the Company entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment amended the Credit Agreement to, among other things:

●

provide for a 2019 Capital Expenditure Loan Commitment of $10.0 million (in addition to the existing Capital Expenditure Loan Commitment of $8.0 million), which may be drawn upon until the earlier of the full commitment being advanced or December 31, 2020 (if the same is a Business Day, or if not then the immediately next succeeding Business Day), to be used solely to purchase Eligible Equipment to be used in the Borrowers’ business and in amounts not to exceed 90.0% of the invoiced hard costs of such acquired equipment;

●	increase the Revolving Commitment to $11.8 million;
●	revise the definition of EBITDA to include the following additional or revised add-back adjustments: (i) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to Borrower’s integration of business previously served by another major provider of electronic oncology pumps; (ii) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to Borrowers’ facility move; (iii) lease buyout expenses not to exceed: (x) $0.1 million incurred on or prior to December 31, 2018; (y) $0.2 million incurred after December 31, 2018 but on or prior to March 31, 2019; and (z) $0.2 million incurred after September 30, 2019 but on or prior to December 31, 2020; and (iv) any other non-cash charges for such period (but excluding (A) any non-cash charge in respect to an item that was included in Net Income in a prior period and (B) any non-cash charge that relates to the write-down or write-off of Inventory, Medical Equipment Held for Sale or Rental and Medical Equipment in Rental Service in excess of $0.5 million in any consecutive twelve month period);
●

revise the definition of Fixed Charge Coverage Ratio to mean, for any period, the ratio of (a) EBITDA minus Maintenance Capital Expenditures (defined to mean, for any period, 50.0% of depreciation expense) to (b) Fixed Charges, all calculated for the Company and its Subsidiaries on a consolidated basis in accordance with GAAP;

●

revise the definitions of Revolving Credit Maturity Date and Term Maturity Date to mean the date five years after the Sixth Amendment Effective Date (if the same is a Business Day, or if not then the immediately next succeeding Business Day) and add a definition for the 2019 Capital Expenditure Loan Maturity Date to provide for the same maturity date;

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single Term Loan on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments will change to approximately $1.2 million. This will change our future maturities of loans and other financing as follows: reduction of $0.1 million for the remainder of 2019, reduction of $0.2 million in 2020, reduction of $20.7 million in 2021, increase of $4.6 million in 2022 and an increase of $12.7 million in the 2023 and thereafter period; and

●

revise Section 5.01(e) of the Credit Agreement, which governs the Borrowers’ Financial Statements delivery to Lender, to provide that Borrowers shall deliver the Financial Statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter of the Borrower, or within 30 days of the end of each calendar month if any Revolving Loans were outstanding in month, (y) in connection with, and prior to, requesting any Letter of Credit and (z) at such other times as may be requested by the Lender.

Segment Reporting

The Company is currently evaluating its internal financial reporting and the discrete financial measures utilized by the chief operating decision maker, which we expect to result in reportable segment disclosure for the year ended December 31, 2019 or the first quarter ended March 31, 2020.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, potential changes in overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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

We are currently evaluating our internal financial reporting and the discrete financial measures utilized by the chief operating decision maker, which we expect to result in reportable segment disclosure for the year ended December 31, 2019 or the first quarter ended March 31, 2020.

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

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net Revenues

Our net revenues for the quarter ended September 30, 2019 were $21.5 million, an increase of $4.8 million, or 28.9%, compared to $16.7 million for the quarter ended September 30, 2018. During this period, net revenues from rentals increased $3.5 million, or 25.5%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business. Net revenues from product sales for the three months ended September 30, 2019 were $4.2 million, an increase of $1.3 million, or 45.0%, compared to the same period of 2018. This increase was primarily the result of an increase in equipment sales of $1.0 million and disposable sales of $0.3 million due to the timing of pump sales and the Company’s efforts to expand its product offering.

Gross Profit

Gross profit for the quarter ended September 30, 2019 was $12.2 million, an increase of $2.6 million, or 26.5%, compared to the quarter ended September 30, 2018. As a percentage of revenues, gross profit for the quarter ended September 30, 2019 was 57.0%, down from 58.0% for the same prior year period primarily due to growth in the Company’s lower margin product sales and increased supply costs in anticipation of future growth. The increase in gross profit for the period was mainly due to the increase in net revenues for the period, which was partially offset by an increase of $0.9 million in the costs of pumps and accessories sold, $0.4 million in the costs of supply and pump rentals, $0.4 million in pump depreciation expense, $0.3 million in the costs of disposables sold, $0.1 million in service, repair and maintenance costs and $0.1 million in freight costs.

Amortization of Intangible Assets

Amortization of intangible assets for the quarter ended September 30, 2019 was $1.1 million, a decrease of $0.1 million compared to the same prior year period. This decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization of those projects no longer existed in the third quarter of 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the quarter ended September 30, 2019 were $2.4 million, an increase of $0.1 million, or 3.4%, compared to $2.3 million for the quarter ended September 30, 2018. This increase was largely attributable to an increase in commission expense of $0.2 million, which was partially offset by a decrease in salaries, travel and related expenses of $0.1 million. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefits and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarter ended September 30, 2019 were $7.1 million, an increase of $0.8 million, or 12.9%, from $6.3 million for the quarter ended September 30, 2018. The increase in G&A expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $0.7 million and increases of $0.1 million each for outside services expense, rent expense, telephone expense and accounting fees. These increases were partially offset by a decrease in legal fees and strategic alternative costs of $0.4 million. The increase in employee compensation expenses was primarily attributable to a $0.9 million increase in salaries and related expenses, partially offset by a $0.2 million decrease in stock compensation expense.

Other Expenses

During the quarter ended September 30, 2019, we incurred interest expense of $0.5 million, an increase of $0.1 million, or 31.9%, compared to the comparable prior year period. This was a net result of the new term debt and equipment financing for capital expenditures that were entered into during the second half of 2018 and first half of 2019 and higher blended interest rates in 2019 as compared to 2018.

Income Taxes

During both the three months ended September 30, 2019 and 2018, the Company recorded expense provision for income taxes of less than $0.1 million. The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at both September 30, 2019 and December 31, 2018, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is not more likely than not the Company will recognize the benefits of its federal and state deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net Revenues

Our net revenues for the nine months ended September 30, 2019 were $59.4 million, an increase of $9.8 million, or 19.8%, compared to $49.6 million for the nine months ended September 30, 2018. During this period, net revenues from rentals increased $6.3 million, or 15.0%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business. Net revenues from product sales for the nine months ended September 30, 2019 were $10.8 million, an increase of $3.5 million, or 47.6%, compared to the same period of 2018. This increase was primarily the result of an increase in equipment sales of $2.2 million and disposable sales of $1.3 million due to the timing of pump sales and the Company’s efforts to expand its product offering.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $33.9 million, an increase of $4.3 million, or 14.7%, compared to the nine months ended September 30, 2018. As a percentage of revenues, gross profit for the nine months ended September 30, 2019 was 57.1%, down from 59.7% for the same prior year period primarily due to growth in the Company’s lower margin product sales and increased supply costs in anticipation of future growth. The increase in gross profit for the period was mainly due to the increase in net revenues for the period, which was partially offset by an increase of $1.9 million in the costs of pumps and accessories sold, $1.3 million in the costs of supply and pump rentals, $1.1 million in the costs of disposables sold, $0.9 million in pump depreciation expense, $0.2 million in service, repair and maintenance costs and $0.1 million in freight costs.

Amortization of Intangible Assets

Amortization of intangible assets for the nine months ended September 30, 2019 was $3.3 million, a decrease of $0.2 million compared to the same prior year period. This decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization of those projects no longer existed in the nine months ended September 30, 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2019 were $7.5 million, an increase of $0.5 million, or 7.6%, compared to $7.0 million for the nine months ended September 30, 2018. The increase was largely attributable to an increase in commission expense of $0.4 million, advertising costs of $0.1 million and travel and related expenses of $0.1 million in support of revenue growth, partially offset by a $0.1 million decrease in salaries and related expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefits and payroll-related items, marketing, share-based compensation, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2019 were $20.9 million, an increase of $2.1 million, or 11.0%, from $18.8 million for the same prior year period. The increase in G&A expenses versus the comparable prior year period was primarily due to increases in employee compensation related expenses of $1.7 million, outside services of $0.4 million, rent expense of $0.2 million and accounting fees of $0.2 million. These increases were partially offset by a decrease in legal and strategic alternative costs of $0.4 million. The increase in employee compensation related expenses was primarily attributable to a $1.3 million increase in salaries and related expenses, $0.3 million net increase in the incentive bonus accrual and a $0.1 million increase of stock compensation expense.

Other Expenses

During the nine months ended September 30, 2019, we incurred interest expense of $1.4 million, an increase of $0.5 million, or 46.4%, compared to the comparable prior year period. This was a net result of the new term debt and equipment financing for capital expenditures that were entered into during the second half of 2018 and first half of 2019 and higher blended interest rates in 2019 as compared to 2018.

Income Taxes

During the nine months ended September 30, 2019, the Company recorded provision for income taxes of $0.2 million compared to provision for income taxes of $0.1 million for the same comparable prior year period. The provision for income taxes relates principally to the Company’s state and local taxes and foreign operations in Canada.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Accordingly, at both September 30, 2019 and December 31, 2018, the Company had a full valuation allowance for all deferred tax assets, as management determined that it is not more likely than not the Company will recognize the benefits of its federal and state deferred tax assets.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing credit agreement (the “Credit Agreement”) or other financing arrangements. As of September 30, 2019, we had cash and cash equivalents of $3.2 million and $9.2 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $4.3 million of cash and cash equivalents and $9.2 million of availability on our Revolver at December 31, 2018. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps and inventory, and payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

  Long-Term Debt Activities:

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of September 30, 2019 was $1.8 million.

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

As of September 30, 2019, our term loans and equipment line under the Credit Agreement had balances of $27.7 million and $8.0 million, respectively. The net availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	September 30,	December 31,
	2019	2018
Revolver:
Gross availability	$11,000	$9,973
Outstanding draws	-	-
Letters of credit	(1,750)	(750)
Landlord reserves	(71)	(70)
Net availability	$9,179	$9,153

As of September 30, 2019, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at September 30, 2019 was 4.81% (LIBOR of 2.06% plus 2.75%). The actual CBFR Loan rate at September 30, 2019 was 5.00% (lender’s prime rate of 5.00%).

As of September 30, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

On November 7, 2019, the Company and its primary lender entered into the Sixth Amendment to the Credit Agreement. Among other things, the Sixth Amendment amended the Credit Agreement to (1) provide for a new equipment line of $10.0 million in addition to our existing equipment line of $8.0 million, (2) increase the commitment under the Revolver to $11.8 million, (3) revise certain definitions, (4) refinance outstanding term loans into a single term loan and (5) revise the Company’s financial statement delivery requirements. See Note 12, Subsequent Events, to the accompanying unaudited condensed consolidated financial statements for further details regarding the Sixth Amendment to the Credit Agreement.

Share Repurchase Program

On September 30, 2019, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $5.0 million of the Company’s outstanding common stock through 2020. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing Credit Agreement. As of September 30, 2019, we had availability of $9.2 million on our Revolver, all of which could be used to fund stock repurchases, subject to the restrictions and limitations of our Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of September 30, 2019, the Company has not repurchased any shares under the Share Repurchase Program.

 Cash Flows:

        Operating Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2019 was $9.5 million compared to net cash provided by operating activities of $8.2 million for the nine months ended September 30, 2018. This increase was primarily attributable to the favorable change in net income (loss) adjusted for non-cash items and the positive cash flow effect of a net incremental increase in accounts payable and other liabilities, which was partially offset by an incremental increase in accounts receivable.

        Investing Cash Flow. Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $2.2 million for the nine months ended September 30, 2018. The increase in net cash used was due to a $11.9 million increase in cash used to purchase medical equipment and other assets and a $0.1 million decrease in proceeds from the sales of medical equipment.

        Financing Cash Flow. Net cash provided by financing activities for the nine months ended September 30, 2019 was $3.5 million compared to net cash used in financing activities of $5.6 million for the nine months ended September 30, 2018. The net increase in net cash provided was primarily attributable to cash proceeds from our equipment line and proceeds received as part of a new financing arrangement in 2019 and our decision to pay down our term loan debt and repurchase shares of common stock as part of a share repurchase program in 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective and available.

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

10.1

Sixth Amendment to the Credit Agreement, dated as of November 7, 2019, among InfuSystem Holdings, Inc. and Its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 12, 2019)

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

INFUSYSTEM HOLDINGS, INC.

Date: November 14, 2019	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2019	/s/ Gregory Schulte
Gregory Schulte
Chief Financial Officer (Principal Financial Officer)