Form 10-K
period 2019-12-31
InfuSystem Holdings, Inc
filed 2020-03-30
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

3851 West Hamlin Road

Rochester Hills, Michigan 48309

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $52,431,233. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 19, 2020 was 19,960,880.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend and does not undertake any obligation to update any forward-looking statement to reflect future events or circumstances after the date of such statements, except as may be required by law. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:

•	The effect of the coronavirus (COVID-19) pandemic on our business;
•	changes in third-party reimbursement processes, rates, contractual relationships and payor mix;
•	our dependence on estimates of collectible revenue from third-party reimbursement;
•	risks associated with the loss of a relationship with one or more third-party payors;
•	risks associated with a federal government shutdown;
•	risks associated with the federal government’s sequestration;
•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;
•	our dependence on our Medicare Suppler Number, which allows us to bill Medicare for services provided to Medicare patients;
•	availability of chemotherapy drugs used in our infusion pump systems;
•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including the Center for Medicare and Medicaid Services (“CMS”) competitive bidding;

•	our dependence upon our suppliers;
•	periodic reviews and billing audits from governmental and private payors;
•	litigation in which we may be involved from time to time;
•	risks associated with the collection of sales or consumption taxes;
•	our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;
•	our ability to maintain controls and processes over billing and collection and the adequacy of our allowance for doubtful accounts and customer concessions;
•	our ability to comply with state licensure laws for Durable Medical Equipment suppliers;
•	risks associated with our allowance for doubtful accounts and customer concessions;
•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;
•	natural disasters, pandemics, acts of war or terrorism and other external events affecting us, our customers or our suppliers;
•	industry competition;
•	compliance with regulatory guidelines affecting our billing practices;
•	defective products manufactured by third-party suppliers;
•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;
•	our ability to maintain relationships with health care professionals and organizations;
•	our ability to comply with changing health care regulations;
•	our ability to protect our intellectual property;
•	our ability to hire and retain key employees;
•	our ability to remain in compliance with our credit agreement or future debt agreements;

•	general economic uncertainty;
•	changes in tax laws or challenges to our tax positions;
•	volatility in the market price of our stock;
•	the future price our stock may be negatively affected by not paying dividends;
•	potential dilution to current stockholders from the issuance of equity awards; and
•	we may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.

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

You should not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Business Concept and Strategy

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of five locations in the United States and Canada.

Our services are provided under a two-platform model. Our lead platform, Integrated Therapy Services (“ITS”), provides the last-mile solution for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and services. Our second platform, Durable Medical Equipment Services (“DME Services”), supports our ITS platform and leverages strong service orientation to win incremental business from our direct payor clients. Starting in the fourth quarter of 2019, we reorganized the Company’s segment reporting to reflect this two-platform approach and changes made to our internal reporting and the information evaluated by our chief operating decision-maker. The Company has recast the 2018 segment information to reflect this change.

We believe InfuSystem has a lot to offer the healthcare community. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and health care providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We perfected our ITS model in oncology and have proven that we can extend this model into other Durable Medical Equipment therapies. Key is the ability to leverage our existing platforms – the new therapies do not require building a new infrastructure, we simply add incrementally to the systems already in place (e.g. sales, clinical, logistics, revenue cycle management, and biomedical services).

ITS is presented as a “turnkey” solution allowing our health care provider customers to focus on the practice of medicine. InfuSystem provides the Durable Medical Equipment and treatment consumables, handles the logistics around orders and deliveries, provides 24x7 nursing support relating to the provided equipment, assumes responsibility for third-party payor Durable Medical Equipment billing, and handles biomedical services (inspection, repair, certification and replacement) for the Durable Medical Equipment. DME Services are provided as a “concierge” offering, whereby InfuSystem leverages its strong service orientation to provide incremental services to our health care provider customers on a direct payor model. DME Services include equipment rental and sales, consumable sales, and biomedical support services.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payor networks under contract, which included nearly 675 third-party payor networks for the fiscal year ended December 31, 2019, an increase of 15% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.

ITS Segment

Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payors under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other cancers. In 2019, our Oncology Business approximated 63% of our total revenues. In 2019, we generated approximately 34% of our total revenues from treatments for colorectal cancer and 29% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Furthermore, our Oncology Business focuses mainly on the continuous infusion of chemotherapy. Continuous infusion of chemotherapy can be described as the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2015 National Comprehensive Cancer Network (“NCCN”) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

The use of continuous infusion has been demonstrated to decrease or alter the toxicity of a number of cytotoxic, or cell killing, agents. Higher doses of drugs can be infused over longer periods of time, leading to improved tolerance and decreased toxicity. For example, the cardiotoxicity (heart muscle damage) of the chemotherapy drug Doxorubicin is decreased by schedules of administration according to The Chemotherapy Source Book by Michael C. Perry. Nausea, vomiting, diarrhea and decreased white blood cell and platelet counts are all affected by duration of delivery. Continuous infusion can lead to improved tolerance and patient comfort while enhancing the patient’s ability to remain on the chemotherapy regimen. Additionally, the lower toxicity profile and resulting reduction in side effects enables patients undergoing continuous infusion therapy to continue a relatively normal lifestyle, which may include continuing to work, going shopping, and caring for family members. We believe that the partnering of physician management and patient autonomy provide for the highest quality of care with the greatest patient satisfaction.

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

Additional areas of focus for our ITS segment are as follows:

●	Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, will include providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.

●

Acquisitions - we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) in April 2015, to acquire smaller, regional health care service providers, in whole or part that perform similar services to us but do not have the national market access, network of third-party payor contracts or operating economies of scale that we currently enjoy.

●

Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.

The payor environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payor networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on net revenues less concessions.

DME Services Segment

         Our DME Services segment’s core service is to (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps, (ii) sell treatment-related consumables, and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

Services

ITS Segment

Our core service within our ITS segment is our Oncology Business. After providing ambulatory pumps to oncology offices, infusion clinics and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payors and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transit, or in our facilities for cleaning, calibration and storage as reserves for increased demand.

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payors, which may include Medicare, Medicaid, third-party payor companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payors, (ii) facilities of our Medicare patients, and (iii) patients for the use of the pump and related disposable supplies. Billing to payors requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payors. We provide assistance to those that cannot afford our pumps via our financial hardship program – a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Rochester Hills, Michigan location.

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

●	We believe our services are attractive to payors because such services are generally less expensive than hospitalization or standalone home health care.

Also, within ITS, we offer pain management services via electronic ambulatory infusion pumps for post-operative pain management using our pumps along with a numbing agent and a continuous nerve block catheter – continuous peripheral nerve block (“CPNB”). Using CPNB for the management of post-operative pain, which usually lasts two to three days after surgery, can result in reduced pain for the patient, increased satisfaction scores for the surgical center or hospital, and reduced need for post-operative opioid pain medication. These services include our patient care call center interaction offering support to patients and the review and collection of pain score patient outcome data for outpatient surgery centers using our proprietary BlockPain Dashboard®.

DME Services Segment

Other services we offer are classified under our DME Services segment and include the rental, sale or leasing of pole-mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. These pumps are available for daily, weekly, monthly or annual rental periods. We also sell treatment consumables that can be used in conjunction with the pumps we sell and rent.

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

As of December 31, 2019, our rental fleet of pole-mounted and ambulatory pumps for both our ITS and DME Services segments had a historical cost of $75.9 million, up from $61.4 million at the end of 2018, and included approximately 115 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2019 and 2018, we had a fleet of new and used pole-mounted and ambulatory pumps with a historical cost of $1.3 million and $1.6 million, respectively, for sale or rental.

Information Technology

Our Information Technology (“IT”) department is focused on not only supporting our internal IT infrastructure needs, but also supports our revenue cycle management infrastructure including our electronic medical record technology (“EMR”) that allows medical facilities to use our infusion pumps and services via our solutions such as EXPRESS and InfuConnect. This focus has enabled current billing information to be transferred to us from participating facilities electronically and automatically. Our focus on IT solutions resulted in the development of EXPRESS, a product powered by our InfuBus data integration platform, and provides for paperless delivery of the appropriate information for InfuSystem to bill payors that:

●	eliminates all paper;
●	provides an enhanced visibility as a result of real time status and reporting;
●	reduces risk of error;
●	automates treatment logs, pump assignments, tracking and physician’s orders;
●	provides a secure scanner for easy pump assignment to patients; and
●	removes interruptions from physician practices’ daily schedules, and standardizes data flow for clinics and hospitals with multiple locations.

In 2019 and 2018, we capitalized $0.0 million and less than $0.1 million, respectively, of IT projects as we successfully leveraged prior capitalized investments.

Relationships with Physician Offices

As of December 31, 2019, we had business relationships with clinical oncologists in over 2,000 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, as of December 31, 2019, we had gained more facilities than we had lost. We expect this trend to continue for the foreseeable future.

Employees

As of December 31, 2019, we had 269 employees, including 261 full-time employees and 8 part-time or contract employees. None of our employees are unionized.

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

Seasonality

Revenues may be seasonal due to the impact of co-pays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. Furthermore, as the Company’s liquidity has improved, opportunistic pump purchases are made from time to time. These opportunistic pump purchases also allow for opportunistic pump sales, which could be material. The timing of such purchases and sales vary within the course of a year.

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

As of December 31, 2019, we had contracts with nearly 675 third-party payor networks, an increase of 15% over the prior year period. Material terms of contracts with third-party payor organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2019 and 2018, our largest contracted payor was a national payor which accounted for approximately 8% and 7% of our net revenues from our third-party payor Oncology Business for 2019 and 2018, respectively, and approximately 5% and 4% of our total net revenues for 2019 and 2018, respectively.

We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 6% of third-party payor net revenue.

Competitors

We believe that our competition is primarily comprised of national, regional, and hospital-owned Durable Medical Equipment providers, physician providers and home care infusion providers and the competitive products and services they offer. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.

●

National Durable Medical Equipment Providers: Other national providers have offerings similar to us. These products and service offerings include, but are not limited to, third-party reimbursement, direct rental and sale of infusion electronic and disposal pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care.

●

Regional Durable Medical Equipment Providers: Regional Durable Medical Equipment providers act as distributors for a variety of medical products. We believe regional Durable Medical Equipment provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional Durable Medical Equipment providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional Durable Medical Equipment providers usually do not have 24x7 nursing services. We believe that Regional Durable Medical Equipment providers have relatively few third-party payor contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.

●

Hospital-owned Durable Medical Equipment Providers: Many hospitals have in-house Durable Medical Equipment providers to supply basic equipment. In general, however, these providers have limited capital and tend to stock a small inventory of infusion pumps. We believe that hospital-owned providers have limited ability to grow because of limited patient populations. Growth from outside of the hospital may pose a challenge because hospitals typically will not provide referrals to competitors, instead preferring to offer patients a choice of non-hospital-affiliated Durable Medical Equipment providers.

●

Physician Providers: A limited number of physicians maintain an inventory of their own infusion pumps and provide them to patients for a fee. However, we believe that pump utilization in this area tends to be low and the costs associated with ongoing supplies, preventative maintenance and repairs can be relatively high. Moreover, we believe that a high percentage of Durable Medical Equipment claims by doctors are rejected by payors upon first submission, requiring a physician’s staff to spend significant time and effort to resubmit claims and receive payment for treatment. The numerous service and technical questions from patients may present another significant cost to a physician provider’s staff.

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

Regulation of Our Business

Our business is subject to certain regulations. Specifically, as a registered Medicare supplier of Durable Medical Equipment and related supplies, we must comply with supplier standards established by CMS regulating Medicare suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS Supplier Standards”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization, and (x) meet certain specified surety bond requirements.

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

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, imposes a 2.3% excise tax on medical devices that applies to sales within the United States of a majority of our pump products that we purchase. This law imposes an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applies directly to new pumps that we purchase from manufacturers. Taxable medical devices include any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which is generally purchased by the general public at retail for individual use. On December 18, 2015, under the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), a two-year moratorium on the medical device excise tax was imposed by Section 4191 of the Internal Revenue Code (the “Code”). On January 22, 2018, the H.R. 195: Extension of Continuing Appropriations Act Bill extended the existing suspensions of the ACA’s medical device excise tax through 2019. The Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub. L. 116-94), signed into law on December 20, 2019, has repealed the medical device excise tax. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. Though the repeal and prior moratorium are favorable for our Company, future legislation could have a material effect on our business, cash flows, financial condition and results of operations.

Recent Events in Our Business

Management Changes

On February 7, 2020, the Company announced that its chief financial officer, Gregory Schulte, and the Company had agreed to a mutual separation on February 5, 2020 and that he would depart from the Company on February 14, 2020. Mr. Schulte’s departure was not the result of any disagreement with the Company regarding its operations, accounting policies or practices. Effective immediately following the mutual separation, the Company appointed Wesley W. Winnekins as interim chief financial officer.

On March 11, 2020, the Company announced that it had appointed Barry G. Steele as the Company’s executive vice president and chief financial officer, effective upon the filing of the Company’s Form 10-K for the period ended December 31, 2019. Additionally, as part of Mr. Steele’s appointment, the responsibilities of Wesley W. Winnekins as interim chief financial officer and the Company’s principal financial officer will conclude with the filing of the Company’s Form 10-K for the period ended December 31, 2019.

Expanded Product Offering

On February 11, 2020, the Company announced a relationship with a premier global health care services company whereby Infusystem will add NPWT to its ITS platform. As part of the new relationship, InfuSystem’s “turnkey” solutions will include providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable market of $600 million per year.

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

RISK FACTORS RELATING TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

The effect of the coronavirus (COVID-19) pandemic could significantly impact our business.

On January 30, 2020, the World Health Organization (“WHO”) recognized the coronavirus (“COVID-19”) as a global health emergency and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain the coronavirus have adversely affected the global economy and financial markets.

While the healthcare sectors served by InfuSystem are largely insulated from economic cycles and periodic business disruptions, our ability to deliver services and products may be impacted by these ongoing pandemic containment measures, which have resulted in significant disruptions to global supply chains and the temporary closures of supplier and manufacturer facilities. We are implementing measures to protect the health and safety of our employees, in addition to maintaining the ability for clinics to properly treat their patients in the event there is a disruption to the supply chain. These steps include acquiring additional infusion pumps, shipping reserve quantities of supplies to our customers, preparing a significant part of our workforce to work from home and providing additional personal protective equipment for our operations team. We believe that these efforts will give us the ability and flexibility to maintain our operations throughout the duration of the current outbreak. We have plans in place and are ready to implement additional actions if the duration of these challenges is prolonged.

If this global pandemic were to continue for a prolonged period of time, it could materially and adversely impact our business, financial condition, results of operations and cash flows. The extent of the impact will depend on future developments, including actions taken to contain the coronavirus.

Our business is substantially dependent on third-party reimbursement. Any change in the overall health care reimbursement system may adversely impact our business.

Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and, in some cases, governmental agencies, often on a fixed fee basis, for the use of continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our business, financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, we may be required to increase our concessions and/or decrease our revenues.

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

Our revenues are substantially dependent on estimates of collectible revenue from third-party reimbursement. Due to the complex nature of third-party reimbursement for the use of continuous infusion equipment and related disposable supplies provided to patients, we must estimate, based upon historical averages, the amount of collectible revenue that may be derived from each patient treatment. If average reimbursement rates diverge from historical levels, the estimates of such revenue may diverge from actual collections.

We utilize statistical methods to account for such changes, but there can be no assurance that the revenue reported in any period will ultimately be collected. Any recognized revenue related to third-party reimbursement from prior periods, which remains uncollected until written off from accounts receivable, will negatively impact revenues in the period in which it is written off. Thus, over time, recognized revenue net of concessions will approximate total collections.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which affects Medicare payments. For the years ended December 31, 2019 and 2018, the impact on our net revenues was approximately $0.1 million, respectively. Sequestration mainly applied to payments received from Medicare Advantage plans by the Company. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payor concentration may adversely impact our business.

As of December 31, 2019, we had contracts with nearly 675 third-party payor networks, an increase of 15% over the prior year period. Material terms of contracts with third-party payor organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payor elect not to renew. For 2019 and 2018, our largest contracted payor was a national payor which accounted for approximately 8% and 7% of our net revenues from our third-party payor Oncology Business for 2019 and 2018, respectively, and approximately 5% and 4% of our total net revenues for 2019 and 2018, respectively.

We also contract with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 6% of third-party payor net revenue. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payor reduces its reimbursement for the services we provide.

Our billing process is dependent on meeting payor claims processing guidelines which are subject to change at the discretion of the payors. Such changes would materially impact our ability to bill and the timing of such billings, which could materially and adversely impact our net revenues and cash flows, which impact would be even greater if such changes are made by one of our larger payors.

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

The CMS requires that all Durable Medical Equipment providers must be accredited by a CMS-approved accreditation organization. On February 17, 2009, we initially received accreditation from CHAP, and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.

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

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payors. These payment models do not replace the current fee-for-service models nor replace current payor contracts, but rather provide additional financial incentives to certain “accountable” providers to improve quality and lower cost. The implications for the Company will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payors. These provider networks include ACOs, patient-centered primary care medical homes, specialty medical homes, networks accepting bundled payment programs, and other “performance” networks that contract with CMS and commercial payors under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our Durable Medical Equipment services and (ii) whether our services are seen as part of a care delivery model that delivers higher value – higher quality at a lower cost.

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

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and Moog Medical Devices Group. The loss or disruption of our relationships with outside vendors, including pump, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions due to circumstances beyond our or our suppliers’ control, such as the 2020 outbreak of coronavirus. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

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

State licensure laws for Durable Medical Equipment suppliers are subject to change. If we fail to comply with any state laws, we will be unable to operate as a Durable Medical Equipment supplier in such state and our business operations will be adversely affected.

As a Durable Medical Equipment supplier operating in all 50 states, we are subject to each state’s licensure laws regulating Durable Medical Equipment suppliers. State licensure laws for Durable Medical Equipment suppliers are subject to change and we must ensure that we are continually in compliance with the laws of all 50 states. In the event that we fail to comply with any state’s laws governing the licensing of Durable Medical Equipment suppliers, we will be unable to operate as a Durable Medical Equipment supplier in such state until we regain compliance. We may also be subject to certain fines and/or penalties and our business operations could be materially and adversely affected.

Our customer concessions may not be adequate to cover actual losses.

Our third-party payor contracts do not guarantee annual inflationary increases, typical of the Durable Medical Equipment payor contracting environment. Contracted reimbursement rates are either subject to increases or decreases in CMS program rates or, if not indexed to government rates, are frozen until those payor contracts are reopened and renegotiated. While we monitor reimbursement levels to identify specific payor reimbursement rates that have eroded and renegotiate such rates, we may not be able to maintain or improve overall reimbursement levels, thereby compromising the adequacy of the predicted customer concessions.

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

Natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, pandemics, such as the recent outbreak of the coronavirus, acts of war or terrorism and other adverse external events may affect our operations. Such events may have a detrimental effect on our gross revenue, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business, financial condition, results of operations and cash flows is materially and adversely affected.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payors’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and under contract with nearly 675 third-party payor networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our Credit Agreement also contains certain financial covenants. As of December 31, 2019, we were in compliance with the covenants contained in the Credit Agreement, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.

Economic uncertainty or economic deterioration could adversely affect us.

There continues to be global economic uncertainty. Political changes in the U.S. and abroad, such as the pending negotiations surrounding the United Kingdom’s recent withdrawal of its membership from the European Union, have contributed to volatility in the global financial markets. In addition, the recent outbreak of the coronavirus has also contributed to economic uncertainty. Continued economic uncertainty may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.

Changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes in federal and various state jurisdictions. Changes in tax laws, including, for example, those resulting from the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in future periods and otherwise adversely affect our tax positions and/or our tax liabilities. The full impact of the Tax Act on us may change significantly as regulations, interpretations and rulings relating to the Tax Act are issued and additional changes in U.S. federal and state tax laws are made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

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

As of December 31, 2019, options to purchase 2.3 million shares of common stock were outstanding, at a weighted average exercise price of $2.99 per share, of which 1.5 million were exercisable at a weighted average exercise price of $2.69 per share. In addition, RSUs of less than 0.1 million shares, with a weighted average grant date fair value of $7.04 per share, were outstanding and were issuable upon the vesting of certain time restrictions.

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

The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). A definitive analysis necessary to quantify the effect of an ownership change was performed on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes). Our U.S. federal net operating loss carryforwards of approximately $34.7 million will begin to expire in various years beginning in 2028, $3.4 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. At December 31, 2019, we continue to carry a full valuation allowance for tax benefits of operating loss and tax credit carryforwards, which is described under the heading “Income Taxes” in Note 8 to our Consolidated Financial Statements included in this Form 10-K.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country

Rochester Hills	Michigan
Lenexa	Kansas
Canton	Massachusetts
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.	Legal Proceedings.

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

Holders of Common Equity

As of March 19, 2020, we had approximately 290 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

Common Share Repurchase Program

On September 30, 2019, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $5.0 million of the Company’s outstanding common stock through 2020. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. As of December 31, 2019, we had availability of $9.9 million on our revolving credit facility, all of which could be used to fund stock repurchases, subject to the restrictions and limitations of our credit agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of December 31, 2019, the Company had not repurchased any shares under the Share Repurchase Program.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2019 and 2018, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For both the years ended December 31, 2019 and 2018, we received 0.1 million shares and less than 0.1 million shares, respectively, from employees for tax withholding obligations.

During the year ended December 31, 2019, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 12, 2019	8,892	$4.14	N/A	N/A
September 17, 2019	16,368	$5.31	N/A	N/A
October 21, 2019	46,008	$6.50	N/A	N/A
Total	71,268	$5.93	N/A	N/A

During the year ended December 31, 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 12, 2018	2,134	2.20	N/A	N/A
Total	2,134	$2.20	N/A	N/A

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the fiscal year ended December 31, 2019.

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

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of five locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. ISI is accredited by the CHAP while First Biomedical is ISO certified.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our (i) growing number of third-party payor networks under contract, which included nearly 675 third-party payor networks for the fiscal year ended December 31, 2019, an increase of 15% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, ITS and DME Services, due to changes in our internal reporting and the information evaluated by our chief operating decision-maker. The Company has recast the 2018 segment information to reflect this change.

ITS Segment

Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payors under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other cancers. In 2019, our Oncology Business approximated 63% of our total revenues. In 2019, we generated approximately 34% of our total revenues from treatments for colorectal cancer and 29% of our revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Furthermore, our Oncology Business focuses mainly on the continuous infusion of chemotherapy. Continuous infusion of chemotherapy can be described as the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2015 National Comprehensive Cancer Network (“NCCN”) Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

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

Additional areas of focus for our ITS segment are as follows:

●	Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, will include providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.

●

Acquisitions - we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) in April 2015, to acquire smaller, regional health care service providers, in whole or part that perform similar services to us but do not have the national market access, network of third-party payor contracts or operating economies of scale that we currently enjoy.

●

Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.

The payor environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payor networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on net revenues less concessions.

DME Services Segment

          Our DME Services segment’s core service is to (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps, (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenues and our order-to-cash process, fleet utilization, operating margin, operating expenses, profitability, cash and cash equivalents, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018

(in thousands, except share and per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase/ (Decrease)

Net revenues:
ITS	$51,540	$41,443	$10,097
DME Services	29,575	25,695	3,880
Total	81,115	67,138	13,977
Cost of revenues:
ITS	14,689	11,998	2,691
DME Services	19,544	15,570	3,974
Total	34,233	27,568	6,665
Gross profit:
ITS	36,851	29,445	7,406
DME Services	10,031	10,125	(94)
Total	46,882	39,570	7,312

Selling, general and administrative expenses
Amortization of intangibles	4,402	4,649	(247)
Selling and marketing	9,932	9,107	825
General and administrative	29,023	25,399	3,624
Total selling, general and administrative expenses	43,357	39,155	4,202

Operating income	3,525	415	3,110

Other expense	(2,001)	(1,457)	(544)

Income (loss) before income taxes	1,524	(1,042)	2,566
Provision for income taxes	(163)	(53)	(110)

Net income (loss)	$1,361	$(1,095)	$2,456

Net Income (loss) per share:
Basic	$0.07	$(0.05)	$0.12
Diluted	$0.07	$(0.05)	$0.12
Weighted average shares outstanding:
Basic	19,731,498	21,417,628	(1,686,130)
Diluted	20,839,396	21,417,628	(578,232)

Net Revenues

Net revenues for the year ended December 31, 2019 were $81.1 million, an increase of $14.0 million, or 20.8%, compared to the prior year’s net revenues of $67.1 million. This increase was due to increases in both the ITS and DME Services segments of $10.1 million and $3.9 million, respectively.

ITS

ITS net revenue increased $10.1 million, or 24.4%, compared to the prior year. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business.

DME Services

DME Services net revenue increased $3.9 million, or 15.1%, compared to the prior year. This increase was largely due to an increase in product sales of $3.8 million, or 35.8%, and an increase of $0.1 million, or 0.6%, in rental revenues. Product sales growth was largely attributable to the growth in the sales of pumps of $2.4 million, an increase in the sales of disposable products of $1.3 million, with the remaining $0.1 million contribution from the sales of accessories and other ancillary sales.

Gross Profit

Gross profit for the year ended December 31, 2019 increased $7.3 million, or 18.5%, from $39.6 million for the year ended December 31, 2018 to $46.9 million. The increase was driven by an increase in the ITS segment of $7.4 million, slightly offset by a decrease in the DME Services segment of $0.1 million. Gross profit as a percentage of net revenues (“gross margin”) decreased to 57.8% compared to the prior year at 58.9%.

ITS

ITS gross profit increased $7.4 million, or 25.2%, compared to the prior year. This increase was driven mainly by the increase in net revenues, which was partially offset by higher incremental costs for supplies and materials and equipment depreciation expense. ITS gross margin increased to 71.5% compared to the prior year at 71.0%.

DME Services

DME Services gross profit decreased $0.1 million, or 0.9%, compared to the prior year. This decrease was driven by periodic changes in product mix, slightly offset by an increase in net revenue. Decrease in profitability was impacted by higher incremental costs for both pump sales and disposable sales. DME Services gross margin decreased to 33.9% compared to the prior year at 39.4%.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.2 million, or 5.3% compared to the prior year. The decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization no longer existed during 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2019 were $9.9 million, an increase of $0.8 million, or 9.1%, compared to $9.1 million for the year ended December 31, 2018. Selling and marketing expenses as a percentage of net revenues, decreased to 12.2% compared to the prior year at 13.6%. The increase of $0.8 million was largely due to an increase in salaries and related expenses of $0.7 million as a direct result of our net revenue growth. Selling and marketing expenses during these years consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2019 were $29.0 million, an increase of 14.3% from $25.4 million for the year ended December 31, 2018. General and administrative expenses as a percentage of net revenues, decreased to 35.8% compared to the prior year at 37.8%. The increase of $3.6 million was largely due to an increase in employee compensation related expenses of $2.9 million, outside services of $0.6 million, rent and related expenses of $0.4 million, accounting fees of $0.2 million and an additional increase of $0.3 million made up of dues & subscriptions, telephone and service costs. These increases were partially offset by decreases in legal and shareholder costs of $0.6 million and bank service charges of $0.2 million. The increase in employee compensation related expenses was primarily attributable to a $1.9 million increase in salaries and related expenses and a $1.0 million net increase in incentive bonuses. G&A expenses during the years ended December 31, 2019 and 2018 consisted primarily of accounting, administrative, third-party payor billing and contract services, customer service, nurses on staff, new product services, and service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items.

The following table includes additional details regarding our G&A expenses for the years ended December 31 (in thousands):

	2019	2018	Difference
Stock compensation costs	$997	$957	$40
Expense in connection with the corporate office lease	252	-	252
Office move expenses	258	-	258
Contested proxy and other shareholder costs	23	251	(228)
Management reorganization/transition costs	76	250	(174)
Fees to integrate business of other provider	163	-	163
Exited facility costs	-	44	(44)
Certain other non-recurring costs (a)	463	476	(13)
Total	2,232	1,978	254

G&A - other than discrete costs & stock-based compensation	26,791	23,421	3,370

G&A - Total	$29,023	$25,399	$3,624

(a)

Strategic costs – For 2019, we recorded expenses associated with other strategic opportunity costs of $273,000 and revenue cycle management restructuring initiatives of $190,000. For 2018, we recorded expenses associated with other strategic opportunity costs of $397,000 and revenue cycle management restructuring initiatives of $79,000.

Other Income and Expenses

During the year ended December 31, 2019, we incurred interest expense of $1.9 million, an increase of $0.5 million, or 34.1%, compared to December 31, 2018. This was a net result of higher debt levels, including the new term debt that was entered into during 2019, partially offset by payments of the previous term debt as well as higher interest rates in 2019 as compared to 2018.

Provision for Income Taxes

During the year ended December 31, 2019, we recorded a provision for income taxes of $0.2 million compared to a provision for income taxes of $0.1 million for the year ended December 31, 2018.

Inflation

Management believes that there has been no material effect on the results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2018 through December 31, 2019.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated financial statements are issued. On January 30, 2020, the World Health Organization (“WHO”) recognized the coronavirus (“COVID-19”) as a global health emergency and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain the coronavirus have adversely affected the global economy and financial markets.

While the healthcare sectors served by InfuSystem are largely insulated from economic cycles and periodic business disruptions, our ability to deliver services and products may be impacted by these ongoing pandemic containment measures, which have resulted in significant disruptions to global supply chains and the temporary closures of supplier and manufacturer facilities. We are implementing measures to protect the health and safety of our employees, in addition to maintaining the ability for clinics to properly treat their patients in the event there is a disruption to the supply chain. These steps include acquiring additional infusion pumps, shipping reserve quantities of supplies to our customers, preparing a significant part of our workforce to work from home and providing additional personal protective equipment for our operations team. We believe that these efforts will give us the ability and flexibility to maintain our operations throughout the duration of the current outbreak. We have plans in place and are ready to implement additional actions if the duration of these challenges is prolonged.

If this global pandemic were to continue for a prolonged period of time, it could materially and adversely impact our business, financial condition, results of operations and cash flows. The extent of the impact will depend on future developments, including actions taken to contain the coronavirus.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). As of December 31, 2019, we had cash and cash equivalents of $2.6 million and $9.9 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $4.3 million of cash and cash equivalents and $9.2 million of availability on our Revolver at December 31, 2018. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future organic growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year, however, there are a number of factors that may negatively impact our available sources of funds. The amount of cash generated from operations will be dependent upon factors such as the successful execution of our business plan and general economic conditions.

Long-Term Debt Activities:

On July 31, 2018, the Company and its primary lender entered into the fourth amendment to its Credit Agreement (“Fourth Amendment”). The Fourth Amendment allowed for, among other things, a loan to the Company for the repurchase of up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There were no principal payments due on the Equipment Line until December 31, 2019 at which time it converted to an additional term loan. The Fourth Amendment also made changes to certain covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Fourth Amendment eliminates the net worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021, and the Equipment Line matures on December 31, 2024.

On February 5, 2019, the Company and its primary lender entered into the fifth amendment to its Credit Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment amended the Credit Agreement to:

●	increase our borrowing capacity under the Equipment Line to $8.0 million;
●

revise the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019;

●

revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019;

●	revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets; and
●	revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of December 31, 2019 was $1.6 million.

On November 7, 2019, the Company and its primary lender entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement to, among other things:

●

provide for a 2019 capital expenditure loan (the “2019 Equipment Line”) commitment of $10.0 million (in addition to the existing Equipment Line of $8.0 million), which may be drawn upon until the earlier of the full commitment being advanced or December 31, 2020, to be used solely to purchase eligible equipment to be used in our business and in amounts not to exceed 90.0% of the invoiced hard costs of such acquired equipment;

●	increase the commitment under the Revolver to $11.8 million;
●

revise the definition of EBITDA to include the following additional or revised add-back adjustments: (i) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to our integration of business previously served by another major provider of electronic oncology pumps; (ii) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to our facility move; (iii) lease buyout expenses not to exceed: (x) $0.1 million incurred on or prior to December 31, 2018; (y) $0.2 million incurred after December 31, 2018 but on or prior to March 31, 2019; and (z) $0.2 million incurred after September 30, 2019 but on or prior to December 31, 2020; and (iv) any other non-cash charges for such period (but excluding certain non-cash charges);

●

revise the definition of Fixed Charge Coverage Ratio to mean, for any period, the ratio of (a) EBITDA minus Maintenance Capital Expenditures (defined to mean, for any period, 50.0% of depreciation expense) to (b) Fixed Charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP;

●

revise the definitions of Revolving Credit Maturity Date and Term Maturity Date to mean the date five years after the Sixth Amendment Effective Date and add a definition for the 2019 Equipment Line Maturity Date to provide for the same maturity date;

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single Term Loan on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments will change to approximately $1.2 million; and

●

revise Section 5.01(e) of the Credit Agreement, which governs our obligation to deliver financial statements to the lender, to require us to provide the financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of December 31, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

As of December 31, 2019, our term loans, Equipment Line and 2019 Equipment Line under the Credit Agreement had balances of $27.7 million, $7.6 million and $1.6 million, respectively. The availability under the Revolver is based upon our eligible accounts receivable and eligible inventory and is computed as follows (in thousands):

	December 31,	December 31,
	2019	2018
Revolver:
Gross Availability	$11,750	$9,973
Outstanding Draws	-	-
Letters of Credit	(1,750)	(750)
Landlord Reserves	(150)	(70)
Availability on Revolver	$9,850	$9,153

As of December 31, 2019, interest on the loans as part of the Credit Agreement is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at December 31, 2019 was 4.25% (LIBOR of 1.75% plus 2.50%). The actual CBFR Loan rate at December 31, 2019 was 4.25% (lender’s prime rate of 5.50% minus 0.50%).

Share Repurchases

As described previously, on September 30, 2019, our Board of Directors approved the Share Repurchase Program. As of December 31, 2019, the Company has not repurchased any shares under the Share Repurchase Program.

Cash Flows:

Operating Cash Flow. Net cash provided by operating activities for the year ended December 31, 2019 was $13.9 million compared to $11.4 million for the year ended December 31, 2018. This $2.5 million, or 21.8%, increase was primarily attributable to an increase in net income (loss) adjusted for non-cash items of $4.0 million and the positive cash flow effect of a net incremental increase in accounts payable and other liabilities of $2.3 million, which was partially offset by an incremental increase in accounts receivable of $3.5 million.

Investing Cash Flow. Net cash used in investing activities was $19.6 million for the year ended December 31, 2019 compared to $5.0 million for the year ended December 31, 2018. The increase in net cash used was primarily due to a $11.6 million increase in cash used to purchase medical equipment in support of our revenue growth and a $2.6 million increase in cash used to purchase other assets, mainly related to the buildout and move to our new corporate headquarters.

Financing Cash Flow. Net cash provided by financing activities for the year ended December 31, 2019 was $4.1 million compared to cash used of $5.6 million for the year ended December 31, 2018. The net increase in net cash provided was primarily attributable to our decision to repurchase shares of common stock as part of a share repurchase program in 2018.

Contractual Obligations

InfuSystem is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

Contingent Liabilities

We are not aware of any contingent liabilities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition; leases; accounts receivable and allowance for doubtful accounts; income taxes; and long-lived asset valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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

Leases

On January 1, 2019 (the “Effective Date”), the Company adopted ASU 2016-02, Leases (Topic 842); ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, “Topic 842”) using a modified retrospective transition approach, which requires Topic 842 to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company has elected to apply its lease accounting policy only to leases with a term greater than twelve months.

The Effective Date is the Company’s date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019.

Topic 842 provides several optional practical expedients that we adopted at transition. We have elected the “package of practical expedients”, which does not require us to reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).

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

For our equipment leases, we have used and will use the implicit rate in the lease as the discount rate, when available. Otherwise, we use our incremental borrowing rate as the discount rate. For our office leases, the implicit rate is typically not available, so we have used and will use our incremental borrowing rate as the discount rate. Our lease agreements include both lease and non-lease components. We have elected the practical expedient that allows us to combine lease and non-lease components for all of our leases.

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

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payors. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. Subsequent to the adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. The allowance for doubtful accounts was not material as of December 31, 2019.

Income Taxes

We recognize deferred income tax liabilities and assets based on (i) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and (ii) the tax credit carry forwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in each tax jurisdiction and we review our tax planning strategies. We have recorded a full valuation allowances against deferred tax assets as realization has not met the more likely than not criteria. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary. In addition, continued improvement in our pre-tax income could result in a full or partial reversal of our valuation allowance.

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

Adoption of ASU 2019-12

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the fourth quarter of 2019. This guidance simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Certain amendments may be applied on a retrospective, modified retrospective or prospective basis. As permitted, the Company elected to early adopt this guidance for the year ended December 31, 2019. The adoption of this guidance did not have a significant impact on the Company’s financial statements and primarily resulted in the reclassification of an immaterial amount from non-income tax expense to income tax expense related to the accounting for franchise taxes, with no impact to the Company’s consolidated net income, equity or cash flows.

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

We performed our annual impairment analysis of all indefinite-lived intangible assets in October 2019 and determined that the fair value of all the assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2019 and 2018, respectively, the Company assessed the impairment indicators and found none to be present.

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

Rochester Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases for the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

March 27, 2020

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share data)	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$2,647	$4,318
Accounts receivable, net	12,097	9,593
Inventories	2,899	2,254
Other current assets	1,662	1,372

Total current assets	19,305	17,537
Medical equipment for sale or rental	1,306	1,601
Medical equipment in rental service, net of accumulated depreciation	33,225	23,488
Property & equipment, net of accumulated depreciation	4,037	1,445
Intangible assets, net	15,463	19,865
Operating lease right of use assets	5,733	-
Other assets	155	137

Total assets	$79,224	$64,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,962	$7,091
Current portion of long-term debt	8,082	4,903
Other current liabilities	5,803	2,796

Total current liabilities	21,847	14,790

Long-term debt, net of current portion	30,295	28,842
Deferred income taxes	104	-
Operating lease liabilities, net of current portion	4,644	-

Total liabilities	$56,890	$43,632

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,400,625 and 19,882,136, as of December 31, 2019, respectively, and issued and outstanding 23,095,513 and 19,577,024, as of December 31, 2018, respectively.	2	2
Additional paid-in capital	83,699	83,167
Retained deficit	(61,367)	(62,728)

Total stockholders’ equity	22,334	20,441

Total liabilities and stockholders’ equity	$79,224	$64,073

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands, except share and per share data)	2019	2018

Net revenues	$81,115	$67,138
Cost of revenues	34,233	27,568
Gross profit	46,882	39,570

Selling, general and administrative expenses:
Amortization of intangibles	4,402	4,649
Selling and marketing	9,932	9,107
General and administrative	29,023	25,399

Total selling, general and administrative	43,357	39,155

Operating income	3,525	415

Other expense:
Interest expense	(1,904)	(1,420)
Other expense	(97)	(37)

Income (loss) before income taxes	1,524	(1,042)
Provision for income taxes	(163)	(53)

Net income (loss)	$1,361	$(1,095)

Net income (loss) per share:
Basic	$0.07	$(0.05)
Diluted	$0.07	$(0.05)
Weighted average shares outstanding:
Basic	19,731,498	21,417,628
Diluted	20,839,396	21,417,628

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at January 1, 2018	22,978	$2	$92,584	$(61,633)	(198)	$-	$30,953
Stock based shares issued upon vesting - gross	103	-	-	-	-	-	-
Stock-based compensation expense	-	-	957	-	-	-	957
Employee stock purchase plan	44	-	91	-	-	-	91
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(29)	-	(70)	-	-	-	(70)
Common stock repurchased as part of Repurchase Program	-	-	(10,395)	-	(3,320)	-	(10,395)
Net loss	-	-	-	(1,095)	-	-	(1,095)
Balances at December 31, 2018	23,096	2	83,167	(62,728)	(3,518)	-	20,441

Stock based shares issued upon vesting - gross	394	-	139	-	-	-	139
Stock-based compensation expense	-	-	997	-	-	-	997
Employee stock purchase plan	33	-	113	-	-	-	113
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(122)	-	(717)	-	-	-	(717)
Net income	-	-	-	1,361	-	-	1,361
Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	(3,518)	$-	$22,334

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$1,361	$(1,095)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	37	(218)
Depreciation	7,940	6,659
Loss on disposal of medical equipment	638	434
Gain on sale of medical equipment	(1,453)	(1,340)
Amortization of intangible assets	4,402	4,649
Amortization of deferred debt issuance costs	37	33
Stock-based compensation expense	997	957
Deferred income tax expense (benefit)	104	(62)
Changes in Assets - (Increase)/Decrease:
Accounts receivable	(1,560)	1,909
Inventories	(645)	(490)
Other current assets	(290)	(222)
Other assets	(129)	(6)
Changes in Liabilities - Increase:
Accounts payable and other liabilities	2,436	183
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,875	11,391
INVESTING ACTIVITIES
Purchases of medical equipment	(19,669)	(8,022)
Purchases of property and equipment	(2,926)	(281)
Proceeds from sale of medical equipment, property and equipment	2,952	3,319
NET CASH USED IN INVESTING ACTIVITIES	(19,643)	(4,984)
FINANCING ACTIVITIES
Principal payments on term loans, capital lease obligations and other financing	(4,868)	(6,319)
Cash proceeds from term loans, equipment line and other financing	9,436	11,162
Debt issuance costs	(6)	(27)
Cash proceeds from stock plans	252	91
Common stock repurchased as part of Repurchase Program	-	(10,395)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(717)	(70)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,097	(5,558)
Net change in cash and cash equivalents	(1,671)	849
Cash and cash equivalents, beginning of year	4,318	3,469
Cash and cash equivalents, end of year	$2,647	$4,318

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2019	2018

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,705	$1,383
Cash paid for income taxes	111	159
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$2,773	$998

(a) Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2019 and 2018, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem Inc., which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, Inc., which is an operating subsidiary of the Company, is ISO certified.

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

Presentation in the Consolidated Statements

The Company rents and sells medical equipment. The Company purchases medical equipment directly for sale as well as medical equipment that is purchased for either rental or sale and that is unallocated at the time of purchase (“Unallocated Assets”). Management believes that the predominant source of revenues and cash flows from the Unallocated Assets is from rentals and most equipment purchased is likely to be rented prior to being sold. The Company concluded that (i) the assets specifically supporting its two primary revenue streams should be separately disclosed on the balance sheet; (ii) the purchase and sale of Unallocated Assets should be classified solely in investing cash flows based on their predominant source while medical equipment purchased specifically for sales activity should be classified in operating cash flows; and (iii) other activities ancillary to the rental process should be consistently classified.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly owned organizations. All intercompany transactions and account balances have been eliminated in consolidation.

Immaterial Revision to Prior Year Financial Statement

During the year ended December 31, 2019, two misclassifications within the 2018 Consolidated Financial Statements were identified. In the Consolidated Statement of Operations, the Company misclassified certain software maintenance costs of approximately $0.6 million originally included within cost of revenues that should have been classified in general and administrative expenses. In addition, in the cash flows from operating activities section of the Consolidated Statement of Cash Flows, the Company misclassified variable consideration from patient concessions of $6.3 million that was originally included within the provision for doubtful accounts that should have been classified as part of the change in accounts receivable. The Company assessed the materiality of these misclassifications considering both qualitive and quantitative factors and determined that for the year-ended December 31, 2018, the adjustments were immaterial.

The adjustments had no impact to the Consolidated Balance Sheets or the Consolidated Statements of Stockholders’ Equity. There was also no impact to total operating income or net income (loss) or total cash flows provided by operating activities within the Consolidated Statements of Operations and Cash Flows, respectively.

The effects of the adjustments on the line items within the Company’s Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2018, are as follows (in thousands):

	Year Ended December 31, 2018

	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Operations:

Cost of revenues	$28,120	$(552)	$27,568
Gross profit	39,018	552	39,570
General and administrative expenses	24,847	552	25,399
Total selling, general and administrative expenses	38,603	552	39,155

	Year Ended December 31, 2018

	As Previously Reported	Adjustments	As Revised
Consolidated Statement of Cash Flows:

Provision for doubtful accounts	$6,104	$(6,322)	$(218)
Change in accounts receivable	(4,413)	6,322	1,909

Segments

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, ITS and DME Services, due to changes in our internal reporting and the information evaluated by our chief operating decision-maker. The Company has recast the 2018 segment information to reflect this change. See Note 12 for segment disclosures.

The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker, reviews segment financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, leases, accounts receivable and allowance for doubtful accounts, income taxes, and long-lived asset valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payors. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for doubtful accounts is established as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. The allowance for doubtful accounts was not material as of December 31, 2019.

Inventories

The Company’s inventories consist of disposable products and related parts and supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company periodically performs an analysis of slow-moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million as of December 31, 2019 and 2018.

Medical Equipment

Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow-moving Equipment used in service to generate rental revenue and records a reserve based on estimated obsolescence, which was $0.7 and $0.5 million as of December 31, 2019 and 2018, respectively. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of December 31, 2019. No reserve was necessary as of December 31, 2018.

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

Intangible Assets

Intangible assets consist of trade names, physician and customer relationships and software. The physician and customer relationships arose primarily from previous acquisitions. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. The useful lives of these relationships are based on minimal attrition experienced to date by the Company and expectations of continued minimal attrition. Acquired software is amortized on a straight-line basis over three years. Trade names associated with the original acquisition of InfuSystem are not amortized.

Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value for trade names with indefinite lives through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of the last day of October 2019 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the years ended December 31, 2019 and 2018, respectively. Amortization expense for capitalized software was $2.0 million in 2019 and $2.3 million in 2018.

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

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2019 and 2018, respectively, the Company assessed the impairment indicators and found none to be present.

Leases

On January 1, 2019 (the “Effective Date”), the Company adopted ASU 2016-02, Leases (Topic 842); ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, “Topic 842”) using a modified retrospective transition approach, which requires Topic 842 to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company has elected to apply its lease accounting policy only to leases with a term greater than twelve months.

The Effective Date is the Company’s date of initial application. Consequently, our financial information was not updated and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019.

Topic 842 provides several optional practical expedients that we adopted at transition. The Company has elected the “package of practical expedients”, which does not require it to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).

The most significant effects related to this adoption relate to (i) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases; and (ii) significant new disclosures about the Company’s leasing activities. Upon adoption, the Company recognized approximately $3.1 million in additional operating lease liabilities with corresponding ROU assets of approximately the same amount.

Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, the Company did not recognize ROU assets and lease liabilities for these leases.

In adopting Topic 842, the Company has determined and will continue to determine whether an arrangement is a lease at inception. The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next ten years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options. The Company is not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.

For the Company’s equipment leases, the Company has used and will use the implicit rate in the lease as the discount rate, when available. Otherwise, the Company uses its incremental borrowing rate as the discount rate. For the Company’s office leases, the implicit rate is typically not available, so the Company has used and will use its incremental borrowing rate as the discount rate. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The Company’s lease agreements include both lease and non-lease components. The Company has elected the practical expedient that allows it to combine lease and non-lease components for all of its leases.

Payments due under the Company’s operating leases include fixed payments as well as variable payments. For the Company’s office leases, variable payments include amounts for the Company’s proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. For the Company’s equipment leases, variable payments may consist of sales taxes, property taxes and other fees.

Revenue Recognition

Revenue is recognized at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.

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

Customer Concentration

For 2019 and 2018, the Company’s largest contracted payor was a national payor which accounted for approximately 8% and 7% of our net revenues from its third-party payor oncology business for 2019 and 2018, respectively, and approximately 5% and 4% of its total net revenues for 2019 and 2018, respectively.

The Company also contracts with various other third-party payor organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payor noted above, no other single payor represented more than 6% of the Company’s third-party payor net revenue.

Income Taxes

The Company recognizes deferred income tax liabilities and assets based on (i) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and (ii) the tax credit carry forwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

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

The Company follows a two-step approach for recognizing uncertain tax positions. First, it evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, it recognizes the tax benefits as the largest benefit that has a greater than 50% likelihood of being sustained. The Company establishes a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. The Company adjusts this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available.

Adoption of ASU 2019-12

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the fourth quarter of 2019. This guidance simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Certain amendments may be applied on a retrospective, modified retrospective or prospective basis. As permitted, the Company elected to early adopt this guidance for the year ended December 31, 2019. The adoption of this guidance did not have a significant impact on the Company’s financial statements and primarily resulted in the reclassification of an immaterial amount from non-income tax expense to income tax expense related to the accounting for franchise taxes, with no impact to the Company’s consolidated net income, equity or cash flows.

Treasury Stock

The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the board. Treasury stock is accounted for using the par value method.

Share-Based Payments

The determination of the fair value of stock option awards, restricted stock awards and stock appreciation rights (collectively, “Share-Based Awards”) on the date of grant using option-pricing models is affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the Share-Based Awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate Share-Based Awards exercise and forfeiture rates. The expected term represents the period over which the Share-Based Awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the Share-Based Awards. All Share-Based Awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2019 and 2018 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.

Earnings (Loss) Per Share

The Company reports its earnings (loss) per share in accordance with the “Earnings Per Share” topic of FASB ASC, which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and common stock shares due to participants granted from the 2014 stock incentive plan. Anti-dilutive stock awards are comprised of stock options and unvested share awards, which would have been anti-dilutive in the application of the treasury stock method in accordance with “Earnings Per Share” topic of FASB ASC. In periods where the Company records a net loss, the diluted per share amount is the same as the basic per share amount.

In accordance with this topic, the following table reconciles income (loss) and share amounts utilized to calculate basic and diluted net income (loss) per common share as of December 31 (in thousands, except shares):

	2019	2018
Numerator:
Net income (loss) (in thousands)	$1,361	$(1,095)
Denominator:
Weighted average common shares outstanding:
Basic	19,731,498	21,417,628
Dilutive effect of restricted shares and options	1,107,898	-
Diluted	20,839,396	21,417,628

Stock options of less than 0.1 million shares were not included in the calculation for the year ended December 31, 2019 because they would have an anti-dilutive effect. For the year ended December 31, 2018, all options were anti-dilutive due to the Company’s net loss for that period and therefore not included in the calculation.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2019 and 2018 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

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

Recent Accounting Pronouncements and Developments

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

3.	Revenue Recognition

The following table presents disaggregated revenue by offering type as of December 31 (in thousands):

	2019	2018

Third-Party Payor Rentals	$40,510	$31,975
Direct Payor Rentals	$26,269	$24,609
Product Sales	$14,336	$10,554

Total - Net revenues	$81,115	$67,138

Third-Party Payor Rentals are entirely attributed to revenues of the ITS segment. Product Sales are entirely attributed to revenues of the DME Services segment. For the year ended December 31, 2019, $11.0 million and $15.3 million of Direct Payor Rentals were attributed to the ITS and DME Services segments, respectively. For the year ended December 31, 2018, $9.5 million and $15.1 million were attributed to the ITS and DME Services segments, respectively.

The following table presents disaggregated revenue by offering type as a percentage of total net revenues as of December 31:

	2019	2018

Third-Party Payor Rentals	49.9%	47.6%
Direct Payor Rentals	32.4%	36.7%
Product Sales	17.7%	15.7%

Total - Net revenues	100.0%	100.0%

4.	Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2019	2018
Medical Equipment for sale or rental	$1,334	$1,601
Medical Equipment for sale or rental - pump reserve	(28)	-
Medical Equipment for sale or rental - net	1,306	1,601

Medical Equipment in rental service	75,853	61,429
Medical Equipment in rental service - pump reserve	(720)	(530)
Accumulated depreciation	(41,908)	(37,411)
Medical Equipment in rental service - net	33,225	23,488

Total	$34,531	$25,089

Depreciation expense for the years ended December 31, 2019 and 2018 was $7.5 million and $6.2 million, respectively, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2019
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,202	$(1,928)	$1,274
Automobiles	117	(90)	27
Leasehold improvements	3,366	(630)	2,736

Total	$6,685	$(2,648)	$4,037

	2018
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,717	$(3,257)	$460
Automobiles	118	(95)	23
Leasehold improvements	2,219	(1,257)	962

Total	$6,054	$(4,609)	$1,445

Depreciation expense for each of the years ended December 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively, and was recorded in general and administrative expenses.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2019 and 2018 were as follows (in thousands):

	2019
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(26,550)	9,984
Software	11,230	(7,751)	3,479

Total nonamortizable and amortizable intangible assets	$49,787	$(34,324)	$15,463

	2018
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(24,175)	12,359
Software	11,230	(5,724)	5,506

Total nonamortizable and amortizable intangible assets	$49,787	$(29,922)	$19,865

The weighted average remaining lives of physician and customer relationships and software were 7-years and 1-year, respectively, as of December 31, 2019.

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2019 and 2018, respectively, the Company assessed the impairment indicators and found none to be present.

Amortization expense for intangible assets for the years ended December 31, 2019 and 2018 was $4.4 million and $4.6 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2019 is as follows (in thousands):

	2020	2021	2022	2023	2024	2025 and thereafter
Amortization expense	$4,285	$3,930	$2,051	$548	$548	$2,101

7.	Debt

On July 31, 2018, the Company and its primary lender entered into the Fourth Amendment (the “Fourth Amendment”) to its Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). The Fourth Amendment allows for, among other things, a loan to the Company for the repurchase of up to approximately 2.8 million shares of capital stock from an individual shareholder, his affiliates, and a second shareholder, in an aggregate amount not to exceed $8.6 million (“Term Loan C”); and allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment in an aggregate amount not to exceed $6.4 million (the “Equipment Line”). There were no principal payments due on the Equipment Line until December 31, 2019 at which time it converted to an additional term loan. The Fourth Amendment also made changes to certain financial covenants, specifically, to exclude borrowings used to fund the stock repurchases referenced above from the definition of fixed charges, as defined by the Credit Agreement, and to reduce the minimum required ratio of earnings before depreciation, income taxes and amortization to fixed charges from 1.25:1.0 to 1.15:1.0. In addition, the Amendment eliminates the net worth covenant and the excess cash flow provisions while modifying the quarterly principal payment amounts. Term Loan C matures on December 6, 2021, and the Equipment Line matures on December 31, 2024.

On February 5, 2019, the Company and its primary lender entered into the fifth amendment to its Credit Agreement (the “Fifth Amendment”). Among other things, the Fifth Amendment amended the Credit Agreement to:

●	increase our borrowing capacity under the Equipment Line to $8.0 million;
●

revise the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, to include additional add-back adjustments for the years ended or ending December 31, 2018 and 2019;

●

revise the definition of fixed charge coverage ratio for the year ending December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ending December 31, 2019;

●	revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets; and
●	revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of December 31, 2019 was $1.6 million.

On November 7, 2019, the Company and its primary lender entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement to, among other things:

●

provide for a 2019 capital expenditure loan (the “2019 Equipment Line”) commitment of $10.0 million (in addition to the existing Equipment Line of $8.0 million), which may be drawn upon until the earlier of the full commitment being advanced or December 31, 2020, to be used solely to purchase eligible equipment to be used in the Company’s business and in amounts not to exceed 90.0% of the invoiced hard costs of such acquired equipment;

●	increase the commitment for the revolving credit facility (the “Revolver”) under the Credit Agreement to $11.8 million;
●

revise the definition of EBITDA to include the following additional or revised add-back adjustments: (i) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to the Company’s integration of business previously served by another major provider of electronic oncology pumps; (ii) one-time charges in an aggregate amount not to exceed $0.3 million and incurred prior to December 31, 2019 relating to the Company’s facility move; (iii) lease buyout expenses not to exceed: (x) $0.1 million incurred on or prior to December 31, 2018; (y) $0.2 million incurred after December 31, 2018 but on or prior to March 31, 2019; and (z) $0.2 million incurred after September 30, 2019 but on or prior to December 31, 2020; and (iv) any other non-cash charges for such period (but excluding certain non-cash charges);

●

revise the definition of Fixed Charge Coverage Ratio to mean, for any period, the ratio of (a) EBITDA minus Maintenance Capital Expenditures (defined to mean, for any period, 50.0% of depreciation expense) to (b) Fixed Charges, all calculated for the Company and its subsidiaries on a consolidated basis in accordance with GAAP;

●

revise the definitions of Revolving Credit Maturity Date and Term Maturity Date to mean the date five years after the Sixth Amendment Effective Date and add a definition for the 2019 Equipment Line Maturity Date to provide for the same maturity date;

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single Term Loan on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments will change to approximately $1.2 million; and

●

revise Section 5.01(e) of the Credit Agreement, which governs the Company’s obligation to deliver financial statements to the lender, to require the Company to provide financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of December 31, 2019, the Company was in compliance with all debt-related covenants under the Credit Agreement.

The net availability under the Revolver is based upon the Company’s eligible accounts receivable and eligible inventory and was comprised as follows (in thousands):

	December 31,	December 31,
	2019	2018
Revolver:
Gross Availability	$11,750	$9,973
Outstanding Draws	-	-
Letters of Credit	(1,750)	(750)
Landlord Reserves	(150)	(70)
Availability on Revolver	$9,850	$9,153

The Company had future maturities of loans as of December 31, 2019 as follows (in thousands):

	2020	2021	2022	2023	2024 and thereafter	Total
Term Loan A	$5,768	$4,615	$4,615	$4,615	$8,074	$27,687
Equipment Line	1,600	1,600	1,600	1,600	1,200	7,600
2019 Equipment Line	79	315	315	315	550	1,574
Unamortized value of debt issuance costs	(17)	(17)	(17)	(17)	(15)	(83)
Other financing	652	725	222	-	-	1,599
Total	$8,082	$7,238	$6,735	$6,513	$9,809	$38,377

The following is a breakdown of the Company’s current and long-term debt as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Term Loan A	$5,768	$21,919	$27,687	$3,584	$19,727	$23,311
Term Loan C (1)	-	-	-	1,229	6,757	7,986
Equipment Line	1,600	6,000	7,600	128	2,434	2,562
2019 Equipment Line	79	1,495	1,574	-	-	-
Unamortized value of debt issuance costs	(17)	(66)	(83)	(38)	(76)	(114)
Other financing	652	947	1,599	-	-	-
Total	$8,082	$30,295	$38,377	$4,903	$28,842	$33,745

(1) Pursuant to the Sixth Amendment to the Credit Agreement, entered into on November 7, 2019, Term Loan C was consolidated into Term Loan A.

As of December 31, 2019, interest on the credit facility is payable at the Company’s option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25%. The actual Eurodollar Loan rate at December 31, 2019 was 4.25% (LIBOR of 1.75% plus 2.50%). The actual CBFR Loan rate at December 31, 2019 was 4.25% (lender’s prime rate of 5.50% minus 0.50%).

8.	Income Taxes

The following table summarizes income (loss) before income taxes for the years ended December 31 (in thousands):

	2019	2018

U.S income (loss)	$1,413	$(1,138)
Non-U.S. income	111	96
Income (loss) before income taxes	$1,524	$(1,042)

The following table summarizes the Company’s components of the consolidated provision for income taxes for the years ended December 31 (in thousands):

	2019	2018

U.S Federal income tax (expense) benefit
Current	$-	$-
Deferred	(104)	62
Total U.S. Federal income tax (expense) benefit	(104)	62
State and local income tax expense
Current	(29)	(84)
Deferred	-	-
Total state and local income tax expense	(29)	(84)
Foreign income tax expense
Current	(30)	(31)
Total income tax expense	$(163)	$(53)

The following table summarizes activity related to the Company’s valuation allowance for the years ended December 31 (in thousands):

	2019	2018
Valuation allowance at the Beginning of Period	$(11,370)	$(11,435)
Income tax expense	-	-
Release of valuation allowance	120	65
Valuation allowance at the End of Period	$(11,250)	$(11,370)

The following table summarizes a reconciliation of the effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2019	2018

Income tax expense at the statutory rate	21.0%	21.0%
State and local income tax expense	2.0%	(14.0%)
Foreign income tax	2.0%	(2.2%)
Permanent differences	(5.8%)	(9.4%)
Decrease in valuation allowance	(7.9%)	(0.3%)
Other adjustments	(0.6%)	(0.1%)
Effective income tax rate	10.7%	(5.0%)

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2019	2018

Deferred Federal tax assets –
Bad debt reserves	$1,459	$1,178
Stock-based compensation	443	393
Net operating loss	7,991	8,025
Operating lease liabilities	1,271	-
Accrued compensation	451	218
Inventories	27	27
Accrued rent	-	31
Goodwill and intangible assets	1,688	2,507
Research & development credits	533	533
Other credits	25	25
Other	194	114
Total deferred Federal tax assets	14,082	13,051
Less: valuation allowance	(9,553)	(9,724)
Net deferred tax assets	4,529	3,327
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,366)	(3,335)
Right-of-use assets	(1,204)	-
Other	-	8
Total deferred Federal tax liabilities	(4,570)	(3,327)
Net deferred Federal tax liabilities	(41)	-
Total deferred state and local tax assets (a)	1,634	1,646
Less: valuation allowance	(1,697)	(1,646)
Net deferred state and local tax assets	(63)	-
Net deferred tax liabilities	$(104)	$-

(a) at December 31, 2019, this includes state and local net operating losses of $1.4 million

The Company’s U.S. federal and state operating loss carryforwards for tax purposes were $38.1 million at December 31, 2019, resulting in a deferred tax asset of $9.4 million. Approximately $34.7 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2029. $3.4 million of the U.S. federal net operating loss carryforwards have an indefinite life. The Company’s deferred tax asset related to state net operating losses of approximately $1.4 million can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2020, though a substantial portion expires beyond 2020. Approximately $0.3 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). A definitive analysis necessary to quantify the effect of an ownership change was performed on the net operating loss carryforwards generated prior to December 31, 2010. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.7 million (and certain other pre-change tax attributes).

At December 31, 2019, the Company continues to carry a full valuation allowance for tax benefits of operating loss and tax credit carryforwards. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income is the basis for the Company’s assessment that the deferred tax assets continue to require a full valuation allowance.

The Company had no uncertain tax positions for the years ended December 31, 2019 and 2018.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2016 through 2019 are open to examination by the Internal Revenue Service. Under examination, the Internal Revenue Service may redetermine the correct taxable income for a closed year (pre-2016) to determine either the amount of the federal net operating loss carryforward deduction reported in the open years or the amount of a federal net operating loss deduction that is absorbed in a closed year and supports the determination of the available federal net operating loss deduction for the open years under examination. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2015 through 2019 are subject to examination by the Canada Revenue Agency.

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

The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases. During the year ended December 31, 2019, the Company entered into four leases for additional office and warehouse space and four leases for equipment.

The components of lease costs consisted of the following as of December 31 (in thousands):

2019
Operating lease cost	$1,948
Variable lease cost	291
Total lease cost	$2,239

Lease costs for the year ended December 31, 2019 of approximately $1.2 million and $1.0 million, were recorded to G&A expenses and cost of revenues, respectively.

Operating lease expense for the period ended December 31, 2018 was $1.5 million.

Amounts reported in the condensed consolidated balance sheet as of December 31, 2019 for the Company’s operating leases were as follows (in thousands):

2019
Operating lease ROU assets	$5,733

Current operating lease liabilities (included in other current liabilities)	$1,411
Operating lease liabilities, net of current portion	4,644
Total operating lease liabilities	$6,055

Supplemental cash flow information and non-cash activity related to the Company’s leases was as follows (in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$1,610

ROU assets obtained in exchange for lease obligations:
Operating leases	$4,545

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$22

Weighted average remaining lease terms and discount rates for the Company’s leases as of December 31, 2019 are as follows:

Years
Weighted average remaining lease term:
Operating leases	7.4

Rate
Weighted average discount rate:
Operating leases	7.7%

Future maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

Operating Leases
2020	$1,532
2021	1,010
2022	947
2023	924
2024	947
Thereafter	3,166
Total undiscounted lease payments	8,526
Less: Imputed interest	(2,471)
Total lease liabilities	$6,055

Future maturities of lease liabilities as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases	Total
2019	$33	$1,745	$1,778
2020	-	1,347	1,347
2021	-	726	726
2022	-	624	624
2023	-	636	636
Thereafter	-	3,071	3,071
Total required payments	$33	$8,149	$8,182
Less amounts representing interest (3.5%)	-
Present value of minimum lease payments	33
Less current maturities	(33)
Long-term capital lease liability	$-

11.	Share-based Compensation

All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options and restricted stock awards (“RSUs”) were made available to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Stock options are granted at, or above, fair market value and generally expire in five to ten years from the grant date. RSUs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to four years. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Stock options and RSUs are issued from shares under the Company’s plan described below. Grants may be made in the form of stock options, restricted stock units, unrestricted common stock or stock appreciation rights (“SARs”).

On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On July 19, 2018, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be issued under the 2014 Plan. On May 15, 2019, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be issued under the 2014 Plan. As of December 31, 2019, a total of approximately 1.2 million common shares remained available for future grant under the 2014 Plan.

The Company granted stock options under the 2014 Plan during the years ended December 31, 2019 and 2018, respectively.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2019 and 2018, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For the years ended December 31, 2019 and 2018, the Company received 0.1 million shares and less than 0.1 million shares, respectively, from employees for tax withholding obligations.

Restricted Shares

During the year ended December 31, 2019, the Company granted less than 0.1 million restricted shares. During the year ended December 31, 2018, the Company granted 0.1 million restricted shares. Restricted shares entitle the holder to receive, upon meeting certain vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted shares is measured by the market value of the Company’s common stock on the date of grant. Compensation cost associated with certain restricted share grants also takes into account market conditions in its measurement.

The following table summarizes restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

		Weighted
		average
		grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2017	12,459	$2.61
Granted	125,000	1.37
Vested	(4,116)	2.60	$13,749
Vested shares forgone to satisfy minimum statutory withholding	(2,134)	2.60	$4,695
Forfeitures	(1,626)	2.60

Unvested at December 31, 2018	129,583	1.42
Granted	26,000	7.04
Vested	(58,314)	3.17	$712,969
Vested shares forgone to satisfy minimum statutory withholding	(71,269)	3.17	$422,779
Forfeitures	-	-
Unvested at December 31, 2019	26,000	$7.04

As of December 31, 2019, there was $0.2 million of pre-tax total unrecognized compensation cost related to non-vested restricted shares, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2021.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. On September 7, 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2019, there were 217,688 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program for the years ended December 31:

	2019	2018
Compensation expense	$43,030	$33,874
Shares of stock sold to employees	33,742	43,433
Weighted average fair value per ESPP award	$3.94	$2.45

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

During the year ended December 31, 2019, the Company granted 0.7 million stock options, of which 0.1 million were issued to Board members at exercise prices based on the stock price as of the date of grant with a vesting period of 12 months. During the year ended December 31, 2018, the Company granted 0.8 million stock options, of which 0.2 million were issued to Board members at exercise prices based on a preceding five-day average price on the date of grant with a vesting period of 12 months. The following tables detail the various stock option and inducement stock option activity for the years ended December 31:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2014 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2017	1,962,500	$2.44	3.18	$-

Granted	825,000	$3.14	3.64
Exercised	(10,953)	2.15		12,159
Exercised shares forgone to satisfy minimum statutory withholding	(5,134)	2.15
Cashless exercise	(33,079)	2.15
Forfeited	(514,167)	2.62

Outstanding at December 31, 2018	2,224,167	$2.67	3.01	$1,719,584

Exercisable at December 31, 2018	1,101,910	$2.52

Granted	670,000	3.77	4.40
Exercised	(213,056)	2.33		624,462
Exercised shares forgone to satisfy minimum statutory withholding	(51,339)	2.33
Cashless exercise	(184,493)	2.33
Forfeited	(101,946)	3.63

Outstanding at December 31, 2019	2,343,333	$2.99	1.81	$12,989,767

Exercisable at December 31, 2019	1,501,750	$2.69

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

Weighted-
Average
	Number	Weighted-	Remaining	Aggregate
Inducement	of Authorized	Average Exercise	Contractual	Intrinsic
Options	Shares (1)	Price	Term (in Years)	Value
Outstanding at December 31, 2017	-	$-	-	$-

Granted	125,000	2.55	5.42	111,250
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2018	125,000	$2.55	5.42	$111,250

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2019	125,000	$2.55	4.42	$747,500

Exercisable at December 31, 2019	49,479	$2.55

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

(1) Represents inducement stock options to purchase shares of the Company's Common Stock to executive level managers.

The following table summarizes information about stock options outstanding at December 31, 2019:

			Options Outstanding			Options Exercisable
2014 Plan (Options):
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$2.01	-	$3.00	1,348,333	0.56	$2.36	1,106,333	$2.38
$3.01	-	$4.00	600,000	3.53	$3.26	316,667	$3.27
$4.01	-	$5.00	395,000	4.40	$4.70	78,750	$4.70

Outstanding at December 31, 2019			2,343,333	1.81	$2.99	1,501,750	$2.69

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2019			2018
Expected volatility	36%	to	38%	35%	to	49%
Risk free interest rate	1.80%	to	2.36%	2.43%	to	2.88%
Expected lives at date of grant (in years)		4.63			3.83
Weighted average fair value of options granted		$1.61			$1.00

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2019	2018
Restricted share expense	$190	$78
Stock option and SARs expense	807	879
Total stock-based compensation expense	$997	$957

Share Repurchase Program

On September 30, 2019, the Company’s Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $5.0 million of the Company’s outstanding common stock through 2020. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing Credit Agreement. As of December 31, 2019, the Company had availability of $9.9 million on its Revolver, all of which could be used to fund stock repurchases, subject to the restrictions and limitations of its Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of December 31, 2019, the Company had not repurchased any shares under the Share Repurchase Program.

12.	Business Segment Information

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, ITS and DME Services, due to changes in the Company’s internal reporting and the information evaluated by its chief operating decision-maker. The Company has recast the 2018 segment information to reflect this change. The Company’s reportable segments are organized based on service platforms, with the ITS segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payors and the DME Services segment reflecting lower margin product sales and direct payor rental revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.

The financial information summarized below is presented by reportable segment:

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$51,540	$29,575	$-	$81,115
Net revenues - internal	-	3,788	(3,788)	-
Total net revenues	51,540	33,363	(3,788)	81,115
Gross profit	33,063	10,031	3,788	46,882

Selling , general and administrative expenses			43,357	43,357
Interest expense			(1,904)	(1,904)
Other expense			(97)	(97)
Provision for income taxes			(163)	(163)

Net income				1,361

Total Assets	$54,292	$22,932	$2,000	$79,224
Purchases of medical equipment	$14,216	$5,453	$-	$19,669
Depreciation and amortization of intangible assets	$9,457	$2,885	$-	$12,342

2018
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$41,443	$25,695	$-	$67,138
Net revenues - internal	-	3,556	(3,556)	-
Total net revenues	41,443	29,251	(3,556)	67,138
Gross profit	25,889	10,125	3,556	39,570

Selling, general and administrative expenses			39,155	39,155
Interest expense			(1,420)	(1,420)
Other expense			(37)	(37)
Provision for income taxes			(53)	(53)

Net income				(1,095)

Total Assets	$42,963	$19,110	$2,000	$64,073
Purchases of medical equipment	$4,529	$3,493	$-	$8,022
Depreciation and amortization of intangible assets	$8,586	$2,721	$-	$11,307

13.	Employee Benefit Plans and Other

The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2019 and 2018, the Company’s matching contributions were $0.7 million and $0.6 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2019 and 2018, accrued payroll liabilities included in Other current liabilities were $3.5 million and $2.1 million, respectively.

14.	Subsequent Events

The Company has evaluated subsequent events through the date that its consolidated financial statements are issued. On January 30, 2020, the World Health Organization (“WHO”) recognized the coronavirus (“COVID-19”) as a global health emergency and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. The global pandemic and actions taken to contain the coronavirus have adversely affected the global economy and financial markets.

While the healthcare sectors served by the Company are largely insulated from economic cycles and periodic business disruptions, the Company’s ability to deliver services and products may be impacted by these ongoing pandemic containment measures, which have resulted in significant disruptions to global supply chains and the temporary closures of supplier and manufacturer facilities. The Company is implementing measures to protect the health and safety of its employees, in addition to maintaining the ability for clinics to properly treat their patients in the event there is a disruption to the supply chain. These steps include acquiring additional infusion pumps, shipping reserve quantities of supplies to the Company’s customers, preparing a significant part of the Company’s workforce to work from home and providing additional personal protective equipment for the Company’s operations team. The Company believes that these efforts will give it the ability and flexibility to maintain its operations throughout the duration of the current outbreak. The Company has plans in place and is ready to implement additional actions if the duration of these challenges is prolonged.

If this global pandemic were to continue for a prolonged period of time, it could materially and adversely impact the Company’s financial condition, results of operations and cash flows. The extent of the impact will depend on future developments, including actions taken to contain the coronavirus.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2019 that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2019 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors”, “Board of Directors and Committees of the Board of Directors”, “Executive Officers”, and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation”, and “Executive Compensation” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

		Number of securities to be issued upon exercise of outstanding options and rights ( a )	Weighted Average Exercise Price of options and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (3) ( c )

Plan Category:
Equity compensation plans approved by security holders:	(1)
2014 Plan		2,369,333	$3.03	1,219,414
Equity compensation plans not approved by security holders:	(2)	125,000	2.55

Total		2,494,333	$3.01	1,219,414

(1) This amount includes less than 0.1 million shares of common stock issuable upon the vesting of certain time-restricted stock awards and 2.3 million shares of common stock issuable upon the exercise of vested stock option awards.

(2) We issued inducement stock options to purchase 0.1 million shares of our common stock to our former CFO, pursuant to the terms of an Inducement Stock Option Agreement effective May 7, 2018 pursuant to which (i) the options had an exercise price of $2.55 per share, (ii) all of the options vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remaining options vesting on each monthly anniversary of the effective date, provided that our former CFO remained employed by the Company through such vesting dates, and (iii) the options would expire on, and may not be exercised after, the fifth anniversary of their effective date. Subsequent to December 31, 2019, our former CFO received 27,940 shares of common stock upon the exercise of vested options and forfeited all unvested options in connection with his separation from the Company.

(3) Includes 2.0 million shares authorized as part of our 2014 Annual Meeting of Stockholders held in May 2014, 1.0 million shares authorized as part of our 2018 Annual Meeting of Stockholders held in August 2018 and 1.0 million shares authorized as part of our 2019 Annual Meeting of Stockholders held in May 2019, less just under 2.8 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-129035) filed on March 3, 2006).

4.2*	Description of Securities Registered Under Section 12 of the Exchange Act.

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

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
10.26**

InfuSystem Holdings, Inc. 2014 Equity Plan (as amended through May 15, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 17, 2019).

10.27

Fifth Amendment to the Credit Agreement, dated as of February 5, 2019, among InfuSystem Holdings, Inc. and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 12, 2019).

10.28**

Employment Agreement by and between InfuSystem Holdings, Inc. and Carrie Lachance, effective October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on October 2, 2019).

10.29

Sixth Amendment to the Credit Agreement, dated as of November 7, 2019, among InfuSystem Holdings, Inc. and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 12, 2019).

10.30* **	Employment Agreement by and between InfuSystem Holdings, Inc. and Thomas Ruiz, effective January 3, 2018.

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

**	Management contract or compensatory plan, contract or arrangement.

Item 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 27, 2020	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 27, 2020	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: March 27, 2020	/s/ WESLEY W. WINNEKINS
Wesley W. Winnekins
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 27, 2020	/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 27, 2020	/s/ GREGG LEHMAN
Gregg Lehman
Vice Chairman of the Board Director

Date: March 27, 2020	/s/ PAUL GENDRON
Paul Gendron
Director

Date: March 27, 2020	/s/ DARRELL MONTGOMERY
Darrell Montgomery
Director

Date: March 27, 2020	/s/ CHRISTOPHER SANSONE
Christopher Sansone
Director