Form 10-Q
period 2020-03-31
InfuSystem Holdings, Inc
filed 2020-05-15
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, 20,069,522 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
(in thousands, except share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$305	$2,647
Accounts receivable, net	13,985	12,097
Inventories	4,232	2,899
Other current assets	2,002	1,662

Total current assets	20,524	19,305
Medical equipment for sale or rental	3,040	1,306
Medical equipment in rental service, net of accumulated depreciation	34,806	33,225
Property & equipment, net of accumulated depreciation	4,382	4,037
Intangible assets, net	14,388	15,463
Operating lease right of use assets	5,380	5,733
Other assets	158	155

Total assets	$82,678	$79,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,795	$7,962
Current portion of long-term debt	7,295	8,082
Other current liabilities	3,708	5,803

Total current liabilities	23,798	21,847

Long-term debt, net of current portion	32,325	30,295
Deferred income taxes	113	104
Operating lease liabilities, net of current portion	4,422	4,644

Total liabilities	60,658	56,890

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,543,414 and 20,024,925, respectively, as of March 31, 2020 and 23,400,625 and 19,882,136, respectively, as of December 31, 2019	2	2
Additional paid-in capital	83,803	83,699

Retained deficit	(61,785)	(61,367)

Total stockholders’ equity	22,020	22,334

Total liabilities and stockholders’ equity	$82,678	$79,224

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31
	2020	2019

Net revenues	$21,553	$18,193
Cost of revenues	8,890	7,852
Gross profit	12,663	10,341

Selling, general and administrative expenses:
Provision for doubtful accounts	285	(98)
Amortization of intangibles	1,075	1,125
Selling and marketing	2,618	2,602
General and administrative	8,652	7,132

Total selling, general and administrative	12,630	10,761

Operating income (loss)	33	(420)
Other expense:
Interest expense	(403)	(460)
Other expense	(19)	(21)

Loss before income taxes	(389)	(901)
Provision for income taxes	(29)	(59)
Net loss	$(418)	$(960)

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	19,918,298	19,580,049

See accompanying notes to unaudited condensed consolidated financial statements.

-

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441

Stock-based shares issued upon vesting - gross	151	-	-	-	-	-	-
Stock-based compensation expense	-	-	246	-	-	-	246
Employee stock purchase plan	19	-	53	-	-	-	53
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(45)	-	(37)	-	-	-	(37)
Net loss	-	-	-	(960)	-	-	(960)
Balances at March 31, 2019	23,221	$2	$83,429	$(63,688)	(3,518)	$-	$19,743

Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	(3,518)	$-	$22,334

Stock-based shares issued upon vesting - gross	152	-	-	-	-	-	-
Stock-based compensation expense	-	-	206	-	-	-	206
Employee stock purchase plan	14	-	74	-	-	-	74
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	-	(426)	-	-	-	(426)
Common stock - issued	28	-	250	-	-	-	250
Net loss	-	-	-	(418)	-	-	(418)
Balances at March 31, 2020	23,543	$2	$83,803	$(61,785)	(3,518)	$-	$22,020

See accompanying notes to unaudited condensed consolidated financial statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31
(in thousands)	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$557	$1,269

INVESTING ACTIVITIES
Purchase of medical equipment and property	(4,536)	(3,535)
Proceeds from sale of medical equipment and property	500	764
NET CASH USED IN INVESTING ACTIVITIES	(4,036)	(2,771)

FINANCING ACTIVITIES
Principal payments on term loans, equipment line, revolving credit facility and other financing	(9,229)	(929)
Cash proceeds from 2019 equipment line and revolving credit facility	10,468	-
Debt issuance costs	-	(3)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(426)	(37)
Cash proceeds - stock plans	74	53
Common stock - issued	250	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,137	(916)

Net change in cash and cash equivalents	(2,342)	(2,418)
Cash and cash equivalents, beginning of period	2,647	4,318
Cash and cash equivalents, end of period	$305	$1,900

See accompanying notes to unaudited condensed consolidated financial statements.

960

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. In particular, the coronavirus (COVID-19) pandemic and the resulting adverse impacts to global economic conditions, as well as potential adverse impacts to our operations, may impact future estimates including, but not limited to: revenue recognition; leases; accounts receivable and allowance for doubtful accounts; income taxes; and long-lived asset valuations.

Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income (loss), overall cash flows, total assets, total liabilities or stockholders’ equity as previously reported.

2.       Recent Accounting Pronouncements and Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 is effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

3.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended
	March 31
	2020	2019

Third-Party Payer Rentals	$11,236	$8,747
Direct Payer Rentals	6,859	6,321
Product Sales	3,458	3,125

Total - Net revenues	$21,553	$18,193

Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the Durable Medical Equipment Services (“DME Services”) segment. For the three months ended March 31, 2020, $2.9 million and $4.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended March 31, 2019, $2.6 million and $3.7 million were attributed to the ITS and DME Services segments, respectively.

The following table presents the Company’s disaggregated revenue by offering type as a percentage of total net revenues:

	Three Months Ended
	March 31
	2020	2019

Third-Party Payer Rentals	52.1%	48.1%
Direct Payer Rentals	31.8%	34.7%
Product Sales	16.1%	17.2%

Total - Net revenues	100.0%	100.0%

4.	Medical Equipment

Medical equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Medical Equipment for sale or rental	$3,068	$1,334
Medical Equipment for sale or rental - pump reserve	(28)	(28)
Medical Equipment for sale or rental - net	3,040	1,306

Medical Equipment in rental service	79,100	75,853
Medical Equipment in rental service - pump reserve	(746)	(720)
Accumulated depreciation	(43,548)	(41,908)
Medical Equipment in rental service - net	34,806	33,225

Total	$37,846	$34,531

Depreciation expense for medical equipment for the three months ended March 31, 2020 was $2.1 million, compared to $1.7 million for the same prior year period, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,669	$(2,037)	$1,632	$3,202	$(1,928)	$1,274
Automobiles	117	(93)	24	117	(90)	27
Leasehold improvements	3,439	(713)	2,726	3,366	(630)	2,736

Total	$7,225	$(2,843)	$4,382	$6,685	$(2,648)	$4,037

Depreciation expense for property and equipment for the three months ended March 31, 2020 was $0.2 million, compared to $0.1 million for the same prior year period. This expense was recorded in “general and administrative expenses” for each period.

6.       Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets:
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(27,143)	9,391	36,534	(26,550)	9,984
Software	11,230	(8,233)	2,997	11,230	(7,751)	3,479

Total nonamortizable and amortizable intangible assets	$49,787	$(35,399)	$14,388	$49,787	$(34,324)	$15,463

Amortization expense for both the three months ended March 31, 2020 and 2019 was $1.1 million. Expected annual amortization expense for intangible assets recorded as of March 31, 2020 is as follows (in thousands):

	4/1-12/31/2020	2021	2022	2023	2024	2025 and thereafter	Total

Amortization expense	$3,210	$3,930	$2,051	$548	$548	$2,101	$12,388

7.	Debt

On February 5, 2019, the Company and its primary lender entered into the fifth amendment (the “Fifth Amendment”) to its Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). The Fifth Amendment amended the Credit Agreement to, among other things:

●

increase our borrowing capacity under the equipment line to $8.0 million, which allows for capital expenditure financing to the Company for the sole purpose of purchasing medical equipment (the “Equipment Line”);

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

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of March 31, 2020 was $1.4 million.

On November 7, 2019, the Company and its primary lender entered into the sixth amendment (the “Sixth Amendment”) to its Credit Agreement. The Sixth Amendment amended the Credit Agreement to, among other things:

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

These debt amendments were accounted for as debt modifications. As of March 31, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

As of March 31, 2020, the Company’s term loan, Equipment Line and 2019 Equipment Line under the Credit Agreement had balances of $25.4 million, $7.2 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of the Company’s eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of March 31, 2020, the borrowing base was approximately $16.6 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the balance sheet date (in thousands):

	March 31,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	(1,402)	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(161)	(150)
Availability on Revolver	$8,437	$9,850

The Company had future maturities of loans and other financing as of March 31, 2020 as follows (in thousands):

	2020	2021	2022	2023	2024 and thereafter	Total
Term Loan	$3,461	$4,615	$4,615	$4,615	$8,074	$25,380
Equipment Line	1,200	1,600	1,600	1,600	1,200	7,200
2019 Equipment Line	214	855	855	855	1,495	4,274
Unamortized value of the debt issuance costs	(13)	(17)	(17)	(17)	(15)	(79)
Other financing	496	725	222	-	-	1,443
Revolver	-	-	-	-	1,402	1,402
Total	$5,358	$7,778	$7,275	$7,053	$12,156	$39,620

The following is a breakdown of the Company’s current and long-term debt (in thousands):

March 31, 2020				December 31, 2019

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan	$4,615	$20,765	$25,380	Term Loan	$5,768	$21,919	$27,687
Equipment Line	1,600	5,600	7,200	Equipment Line	1,600	6,000	7,600
2019 Equipment Line	427	3,847	4,274	2019 Equipment Line	79	1,495	1,574
Unamortized value of debt issuance costs	(17)	(62)	(79)	Unamortized value of debt issuance costs	(17)	(66)	(83)
Other financing	670	773	1,443	Other financing	652	947	1,599
Revolver	-	1,402	1,402	Revolver	-	-	-
Total	$7,295	$32,325	$39,620	Total	$8,082	$30,295	$38,377

As of March 31, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at March 31, 2020 was 3.25% (LIBOR of 0.75% plus 2.50%). The actual CBFR Loan rate at March 31, 2020 was 2.94% (lender’s prime rate of 3.44% minus 0.50%).

8.	Income Taxes

During the three months ended March 31, 2020, the Company recorded expense provision for income taxes of less than $0.1 million. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three months ended March 31, 2019, the Company recorded expense provision for income taxes of $0.1 million.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income are the basis for the Company’s assessment that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at March 31, 2020 and December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, along with earlier issued IRS guidance, includes provisions related to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback period, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Due to the recent enactment of the CARES Act, we are currently assessing the potential effect of the CARES Act and the ongoing government guidance related to COVID-19 on our financial position and results of operations, including effects from the qualified investment property deduction and other provisions of the CARES Act.

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

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended
	March 31
Numerator:	2020	2019
Net loss (in thousands)	$(418)	$(960)
Denominator:
Weighted average common shares outstanding:
Basic	19,918,298	19,580,049
Dilutive effect of non-vested awards	-	-
Diluted	19,918,298	19,580,049
Net loss per share:
Basic and diluted	$(0.02)	$(0.05)

For both the three months ended March 31, 2020 and 2019, all outstanding options and restricted stock units were anti-dilutive due to the Company’s net losses for the periods and therefore not included in the calculations.

11.	Leases

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

The components of lease costs consisted of the following (in thousands):

	Three Months Ended
	March 31
	2020	2019
Operating lease cost	$424	$387
Variable lease cost	112	75
Total lease cost	$536	$462

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended
	March 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$451	$360

ROU assets obtained in exchange for lease obligations:
Operating leases	118	112

Weighted average remaining lease terms and discount rates for the Company’s leases are as follows:

	As of March 31
	2020	2019

	Years	Years
Weighted average remaining lease term:
Operating leases	7.3	4.0

	Rate	Rate
Weighted average discount rate:
Operating leases	7.7%	6.6%

Future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

Operating Leases
2020	$1,094
2021	1,055
2022	991
2023	924
2024	947
Thereafter	3,166
Total undiscounted lease payments	8,177
Less: Imputed interest	(2,460)
Total lease liabilities	$5,717

12.	Business Segment Information

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, Integrated Therapy Services (“ITS”) and Durable Medical Equipment Services (“DME Services”), due to changes in the Company’s internal reporting and the information evaluated by its chief operating decision-maker. The Company’s reportable segments are organized based on service platforms, with the ITS segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the DME Services segment reflecting lower margin product sales and direct payer rental revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.

The financial information summarized below is presented by reportable segment for the quarters ended March 31, 2020 and 2019:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$14,126	$7,427	$-	$21,553
Net revenues - internal	-	1,238	(1,238)	-
Total net revenues	14,126	8,665	(1,238)	21,553
Gross profit	9,106	3,557	-	12,663

Selling , general and administrative expenses			12,630	12,630
Interest expense			(403)	(403)
Other expense			(19)	(19)
Provision for income taxes			(29)	(29)

Net loss				$(418)

Total Assets	$54,762	$25,916	$2,000	$82,678
Purchases of medical equipment	$2,357	$1,650	$-	$4,007
Depreciation and amortization of intangible assets	$2,654	$748	$-	$3,402

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$11,306	$6,887	$-	$18,193
Net revenues - internal	-	949	(949)	-
Total net revenues	11,306	7,836	(949)	18,193
Gross profit	6,927	3,414	-	10,341

Selling, general and administrative expenses			10,761	10,761
Interest expense			(460)	(460)
Other expense			(21)	(21)
Provision for income taxes			(59)	(59)

Net loss				$(960)

Total Assets	$43,953	$21,292	$2,000	$67,245
Purchases of medical equipment	$2,531	$964	$-	$3,495
Depreciation and amortization of intangible assets	$2,195	$710	$-	$2,905

13.     COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. With the exception of in-person visits to our customer facilities by our sales staff, the Company has continued to operate despite stay-at-home orders and other government mandated shutdowns across the United States and Canada under exceptions allowed by those orders for the healthcare industry.

We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also commenced preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is actively monitoring the situation and in constant communication with our workforce as well as with our customers and vendors. Other specific actions we have taken include purchasing additional inventory of supplies and pumps, as well as purchasing personal protective equipment for our employees.  While the Company’s business is considered critical, we are unable to predict the impact that COVID-19 will have due to numerous uncertainties. While COVID-19 has not significantly affected our operations, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of COVID-19 on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (COVID-19) pandemic on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation to which the Company may be involved in from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2019, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of five locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem, Inc. is accredited by the CHAP while First Biomedical is ISO certified.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our (i) growing number of third-party payer networks under contract; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, Integrated Therapy Services (“ITS”) and Durable Medical Equipment Services (“DME Services”), due to changes in our internal reporting and the information evaluated by our chief operating decision-maker.

ITS Segment

Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other cancers. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration, as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

Furthermore, our Oncology Business focuses mainly on the continuous infusion of chemotherapy. Continuous infusion of chemotherapy can be described as the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2015 National Comprehensive Cancer Network Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.

We believe that oncology practices have a heightened sensitivity to providing quality service and whether they are reimbursed for services they provide. Simultaneously, CMS and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain cancer types because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.

Additional areas of focus for our ITS segment are as follows:

●	Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, will include providing the Durable Medical Equipment, related consumables, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.

●

Acquisitions - we believe there are additional opportunities, beyond our acquisition of Ciscura Holding Company, Inc., and its subsidiaries (“Ciscura”) in April 2015, to acquire smaller, regional health care service providers, in whole or part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy.

●

Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.

The payer environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payer networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on net revenues less concessions.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also commenced preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is actively monitoring the situation and in constant communication with our workforce as well as with our customers and vendors. While COVID-19 has not significantly affected our operations, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. We are closely monitoring the impact of COVID-19 on all aspects of our business, and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see Part II, Item 1A. Risk Factors to this Form 10-Q, which is incorporated herein by reference.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following represents the Company’s results of operations for the three months ended March 31, 2020 and 2019. Revenues and related costs and gross profit amounts include the elimination of certain inter-segment charges.

	Three Months Ended
	March 31		Better/
(in thousands, except share and per share data)	2020	2019	(Worse)

Net revenues:
ITS	$14,126	$11,306	$2,820
DME Services	7,427	6,887	540
Total	21,553	18,193	3,360

Cost of revenues:
ITS	3,782	3,430	(352)
DME Services	5,108	4,422	(686)
Total	8,890	7,852	(1,038)

Gross profit:
ITS	10,344	7,876	2,468
DME Services	2,319	2,465	(146)
Total	12,663	10,341	2,322

Selling, general and administrative expenses
Provision for doubtful accounts	285	(98)	(383)
Amortization of intangibles	1,075	1,125	50
Selling and marketing	2,618	2,602	(16)
General and administrative	8,652	7,132	(1,520)
Total selling, general and administrative expenses	12,630	10,761	(1,869)

Operating income (loss)	33	(420)	453

Other expense	(422)	(481)	59

Loss before income taxes	(389)	(901)	512
Provision for income taxes	(29)	(59)	30

Net loss	$(418)	$(960)	$542

Net loss per share:
Basic and diluted	$(0.02)	$(0.05)	$0.03
Weighted average shares outstanding:
Basic and diluted	19,918,298	19,580,049	338,249

Net Revenues

Net revenues for the quarter ended March 31, 2020 were $21.6 million, an increase of $3.4 million, or 18.5%, compared to $18.2 million for the quarter ended March 31, 2019. This increase was due to increases in both the ITS and DME Services segments of $2.8 million and $0.6 million, respectively.

ITS

ITS net revenue increased $2.8 million, or 24.9%, compared to the same prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services and growth in its pain management business.

DME Services

DME Services net revenue increased $0.6 million, or 7.8%, compared to the same prior year period. This increase was largely due to an increase in product sales of $0.4 million, or 10.7%, and an increase of $0.2 million, or 5.5%, in rental revenues. Product sales growth was largely attributable to the growth in the sales of pumps of $0.3 million and an increase in the sales of disposable products of $0.1 million.

Gross Profit

Gross profit for the quarter ended March 31, 2020 increased $2.3 million, or 22.5%, from $10.4 million for the quarter ended March 31, 2019 to $12.7 million. The increase was driven by an increase in the ITS segment of $2.4 million, slightly offset by a decrease in the DME Services segment of $0.1 million. Gross profit as a percentage of net revenues (“gross margin”) increased to 58.8% compared to the same prior year period at 56.8%.

ITS

ITS gross profit increased $2.4 million, or 31.3%, compared to the same prior year period. This increase was driven mainly by the increase in net revenues, which was partially offset by higher incremental costs for equipment depreciation expense. ITS gross margin increased to 73.2% compared to the same prior year period at 69.7%.

DME Services

DME Services gross profit decreased $0.1 million, or 5.9%, compared to the same prior year period. This decrease was driven by periodic changes in product mix, partially offset by an increase in net revenue. Decrease in profitability was impacted by higher incremental costs for both pump sales and service expense. DME Services gross margin decreased to 31.2% compared to the same prior year period at 35.8%.

Provision for Doubtful Accounts

Provision for doubtful accounts for the quarter ended March 31, 2020 was $0.3 million, an increase of $0.4 million, compared to the quarter ended March 31, 2019. The provision for doubtful accounts as a percentage of net revenues, increased to 1.3% compared to the same prior year period at -0.5%. For the quarter ended March 31, 2019, the Company had a reversal of approximately $0.1 million of its previously calculated reserve due to improved collections. Provision for doubtful accounts is mainly attributable to reserves related to our Direct Payer Rentals. We did not incur any significant disruptions to payments from our customers during the three months ended March 31, 2020 from COVID-19, however, we cannot be certain that stay-at-home orders and other business disruptions associated with the response to COVID-19 by federal, state and local authorities will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.1 million, or 4.4%, compared to the same prior year period. The decrease is attributable to certain intangible assets becoming fully amortized, thus, the related amortization no longer existed during 2020.

Selling and Marketing Expenses

Selling and marketing expenses for both the quarter ended March 31, 2020 and 2019 were approximately $2.6 million. Selling and marketing expenses as a percentage of net revenues decreased to 12.1% compared to the same prior year period at 14.3%. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the quarter ended March 31, 2020 were $8.6 million, an increase of 21.3% from $7.1 million for the quarter ended March 31, 2019. G&A expenses as a percentage of net revenues, increased to 40.1% compared to the same prior year period at 39.2%. The increase of $1.5 million was largely due to an increase in employee compensation related expenses of $1.1 million, outside services of $0.1 million, rent expense of $0.1 million, legal and shareholder costs of $0.1 million and $0.1 million of depreciation expense. The increase in employee compensation related expenses was primarily attributable to a $0.7 million increase in salaries, benefits and related expenses, $0.2 million increase in severance and a $0.2 million net increase in incentive bonuses. G&A expenses during the quarters ended March 31, 2020 and 2019 consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items.

Other Income and Expenses

During the quarter ended March 31, 2020, we incurred interest expense of $0.4 million, a decrease of $0.1 million, or 12.4%, compared to the quarter ended March 31, 2019. This was a net result of lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, which was partially offset by interest on our increased average outstanding borrowings during the quarter ended March 31, 2020.

Provision for Income Taxes

During the quarter ended March 31, 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of -7.5% on pre-tax losses totaling $0.4 million, compared to a provision for income taxes of $0.1 million, representing an effective tax rate of -6.5% on pre-tax losses totaling $0.9 million, for the quarter ended March 31, 2019. The effective tax rates differ from the U.S. statutory rates due mainly to an increase in the valuation reserve on our net deferred tax assets of less than $0.1 million and $0.3 million during the quarters ended March 31, 2020 and 2019, respectively, and the effect of state income taxes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. Due to the recent enactment of this legislation, the Company continues to assess the potential impacts the CARES Act may have on its financial position and results of operations.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). As of March 31, 2020, we had cash and cash equivalents of $0.3 million, and $8.4 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $2.6 million of cash and cash equivalents and $9.9 million of availability on our Revolver at December 31, 2019. Additionally, as of March 31, 2020, we had $5.7 million in undrawn availability under our 2019 Equipment Line under the Credit Agreement. While we have not fully drawn the 2019 Equipment Line, we have made sufficient capital expenditures, which would allow us to request advances up to the total limit. As of December 31, 2019, we had $8.4 million in undrawn availability under our 2019 Equipment Line. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. While we did not incur significant disruptions or significant direct unusual expenses during the three months ended March 31, 2020 from COVID-19, we have used cash and drawn on our Revolver and 2019 Equipment Line to fund acceleration of our capital expenditures of medical equipment and increased our inventory levels of related supplies in conjunction with our COVID-19 preparedness activities. We will continue to assess our liquidity needs and anticipated capital requirements as we move forward.

  Long-Term Debt Activities:

As of March 31, 2020, the Company’s term loan, Equipment Line and 2019 Equipment Line under the Credit Agreement had balances of $25.4 million, $7.2 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of our eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of March 31, 2020, the borrowing base was approximately $16.6 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the balance sheet date (in thousands):

	March 31,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	(1,402)	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(161)	(150)
Availability on Revolver	$8,437	$9,850

As of March 31, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at March 31, 2020 was 3.25% (LIBOR of 0.75% plus 2.50%). The actual CBFR Loan rate at March 31, 2020 was 2.94% (lender’s prime rate of 3.44% minus 0.50%). As of March 31, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

 Cash Flows:

Operating Cash Flow.  Net cash provided by operating activities for the three months ended March 31, 2020 was $0.6 million compared to $1.3 million for the three months ended March 31, 2019. This $0.7 million, or 56.1%, decrease was primarily attributable to an increase in accounts receivable totaling $1.1 million, an increase in inventory of $1.0 million and an increase in other assets of $0.2 million, which were partially offset by the positive cash flow effect of increases in accounts payable and other liabilities totaling $0.9 million and an increase in net loss adjusted for non-cash items of $0.7 million.

Investing Cash Flow. Net cash used in investing activities was $4.0 million for the three months ended March 31, 2020 compared to $2.8 million for the three months ended March 31, 2019. The increase in net cash used was primarily due to a $0.5 million increase in cash used to purchase medical equipment in support of our revenue growth, $0.5 million increase in cash used to purchase other assets and a $0.2 million decrease in proceeds from the sales of medical equipment.

Financing Cash Flow. Net cash provided by financing activities for the three months ended March 31, 2020 was $1.1 million compared to cash used of $0.9 million for the three months ended March 31, 2019. The net increase in net cash provided was primarily attributable to the cash proceeds received from our decision to utilize a portion of our 2019 Equipment Line and Revolver during the first quarter of 2020.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2019.

As of the date of the unaudited consolidated financial statements presented in this Form 10-Q, there have been no material financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

There have been no changes in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the risk factors disclosed therein, we are supplementing those identified in the Form 10-K with the following risk factor, as described below. For further information on our forward-looking statements see Part I, Item 2 of this Quarterly Report on Form 10-Q.

The effects of the COVID-19 pandemic could disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.

The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 did not significantly affect our results of operations, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond.  Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including risks discussed in our most recent annual report on Form 10-K.

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

10.1

Independent Contractor Agreement, effective February 5, 2020, by and between the Company and Wesley W. Winnekins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 7, 2020)

10.2

Separation Agreement, dated March 5, 2020, by and between the Company and Greg Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-35020) filed on March 9, 2020)

10.3

Employment Agreement, effective March 11, 2020, by and between the Company and Barry G. Steele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 12, 2020)

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

INFUSYSTEM HOLDINGS, INC.

Date: May 15, 2020	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 15, 2020	/s/ Barry Steele
Barry Steele
Chief Financial Officer
(Principal Accounting and Financial Officer)