Form 10-Q
period 2020-06-30
InfuSystem Holdings, Inc
filed 2020-08-14
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020

or

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

As of August 10, 2020, 20,197,813 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
(in thousands, except share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$482	$2,647
Accounts receivable, net	16,613	12,097
Inventories	4,262	2,899
Other current assets	1,457	1,662

Total current assets	22,814	19,305
Medical equipment for sale or rental	1,297	1,306
Medical equipment in rental service, net of accumulated depreciation	36,962	33,225
Property & equipment, net of accumulated depreciation	4,424	4,037
Intangible assets, net	13,313	15,463
Operating lease right of use assets	5,018	5,733
Other assets	141	155

Total assets	$83,969	$79,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,841	$7,962
Current portion of long-term debt	7,526	8,082
Other current liabilities	4,750	5,803

Total current liabilities	20,117	21,847
Long-term debt, net of current portion	33,342	30,295
Deferred income taxes	116	104
Operating lease liabilities, net of current portion	4,192	4,644

Total liabilities	57,767	56,890

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,651,557 and 20,133,068, respectively, as of June 30, 2020 and 23,400,625 and 19,882,136, respectively, as of December 31, 2019	2	2
Additional paid-in capital	83,845	83,699

Retained deficit	(57,645)	(61,367)

Total stockholders’ equity	26,202	22,334

Total liabilities and stockholders’ equity	$83,969	$79,224

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

v

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$25,999	$19,723	$47,552	$37,916
Cost of revenues	10,021	8,367	18,911	16,219
Gross profit	15,978	11,356	28,641	21,697

Selling, general and administrative expenses:
Provision for doubtful accounts	238	(91)	523	(190)
Amortization of intangibles	1,075	1,124	2,150	2,249
Selling and marketing	2,449	2,476	5,067	5,078
General and administrative	7,710	6,876	16,362	14,009
Total selling, general and administrative	11,472	10,385	24,102	21,146

Operating income	4,506	971	4,539	551
Other expense:
Interest expense	(332)	(488)	(735)	(948)
Other expense	(9)	(39)	(28)	(60)

Income (loss) before income taxes	4,165	444	3,776	(457)
Provision for income taxes	(25)	(63)	(54)	(122)
Net income (loss)	$4,140	$381	$3,722	$(579)

Net income (loss) per share:
Basic	$0.21	$0.02	$0.19	$(0.03)
Diluted	0.19	0.02	0.17	(0.03)
Weighted average shares outstanding:
Basic	20,082,590	19,708,422	20,000,444	19,644,590
Diluted	21,635,705	20,583,434	21,598,071	19,644,590

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at March 31, 2019	23,221	$2	$83,429	$(63,688)	(3,518)	$-	$19,743

Stock based shares issued upon vesting - gross	16	-	15	-	-	-	15
Stock-based compensation expense	-	-	284	-	-	-	284
Employee stock purchase plan	-	-	-	-	-	-	-
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	-	-	(171)	-	-	-	(171)
Net income	-	-	-	381	-	-	381
Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252

Balances at March 31, 2020	23,543	$2	$83,803	$(61,785)	(3,518)	$-	$22,020
Stock based shares issued upon vesting - gross	140	-	-	-	-	-	-
Stock-based compensation expense	-	-	357	-	-	-	357
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(32)	-	(315)	-	-	-	(315)
Net income	-	-	-	4,140	-	-	4,140
Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	(3,518)	$-	$26,202

Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock based shares issued upon vesting - gross	167	-	15	-	-	-	15
Stock-based compensation expense	-	-	530	-	-	-	530
Employee stock purchase plan	19	-	53	-	-	-	53
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(45)	-	(208)	-	-	-	(208)
Net loss	-	-	-	(579)	-	-	(579)
Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252

Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	(3,518)	$-	$22,334
Stock based shares issued upon vesting - gross	292	-	-	-	-	-	-
Stock-based compensation expense	-	-	563	-	-	-	563
Employee stock purchase plan	14	-	74	-	-	-	74
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(84)	-	(741)	-	-	-	(741)
Common stock - issued	28	-	250	-	-	-	250
Net income	-	-	-	3,722	-	-	3,722
Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	(3,518)	$-	$26,202

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2020	2019

OPERATING ACTIVITIES
Net income (loss)	$3,722	$(579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	523	(190)
Depreciation	4,782	3,676
Loss on disposal of medical equipment and other assets	77	303
Gain on sale of medical equipment	(3,224)	(837)
Amortization of intangible assets	2,150	2,249
Amortization of deferred debt issuance costs	9	19
Stock-based compensation	563	530
Deferred income taxes	12	76
Changes in assets - (Increase)/Decrease:
Accounts receivable	(2,115)	(643)
Inventories	(1,363)	(488)
Other current assets	205	4
Other assets	(123)	(165)
Changes in liabilities - Increase/(Decrease):
Accounts payable and other liabilities	(956)	364
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,262	$4,319

INVESTING ACTIVITIES
Purchase of medical equipment	(8,783)	(7,595)
Purchase of property and equipment	(680)	(298)
Proceeds from sale of medical equipment, property and equipment	971	1,333
NET CASH USED IN INVESTING ACTIVITIES	(8,492)	(6,560)

FINANCING ACTIVITIES
Principal payments on term loans, equipment line, revolving credit facility and other financing	(23,777)	(2,256)
Cash proceeds from 2019 equipment line, revolving credit facility and other financing	26,259	2,024
Debt issuance costs	-	(3)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(741)	(208)
Cash proceeds from stock plans	74	68
Common stock - issued	250	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,065	(375)

Net change in cash and cash equivalents	(2,165)	(2,616)
Cash and cash equivalents, beginning of period	2,647	4,318
Cash and cash equivalents, end of period	$482	$1,702

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

2.	Recent Accounting Pronouncements and Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 was originally effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible to be smaller reporting companies under the SEC’s definition. The Company qualifies as a smaller reporting company under the SEC’s definition. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

3.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Third-Party Payer Rentals	$12,752	$9,738	$23,988	$18,485
Direct Payer Rentals	7,940	6,506	14,800	12,827
Product Sales	5,307	3,479	8,764	6,604

Total - Net revenues	$25,999	$19,723	$47,552	$37,916

Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the Durable Medical Equipment Services (“DME Services”) segment. For the three months ended June 30, 2020, $2.8 million and $5.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended June 30, 2019, $2.6 million and $3.9 million were attributed to the ITS and DME Services segments, respectively.

For the six months ended June 30, 2020, $5.7 million and $9.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the six months ended June 30, 2019, $5.2 million and $7.6 million were attributed to the ITS and DME Services segments, respectively.

The following table presents the Company’s disaggregated revenue by offering type as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Third-Party Payer Rentals	49.0%	49.4%	50.5%	48.8%
Direct Payer Rentals	30.6%	33.0%	31.1%	33.8%
Product Sales	20.4%	17.6%	18.4%	17.4%

Total - Net revenues	100.0%	100.0%	100.0%	100.0%

4.	Medical Equipment

Medical equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Medical Equipment for sale or rental	$1,311	$1,334
Medical Equipment for sale or rental - pump reserve	(14)	(28)
Medical Equipment for sale or rental - net	1,297	1,306

Medical Equipment in rental service	81,842	75,853
Medical Equipment in rental service - pump reserve	(786)	(720)
Accumulated depreciation	(44,094)	(41,908)
Medical Equipment in rental service - net	36,962	33,225

Total	$38,259	$34,531

Depreciation expense for medical equipment for the three and six months ended June 30, 2020 was $2.3 million and $4.4 million, respectively, compared to $1.8 million and $3.5 million for the same prior year periods, respectively, which were recorded in “cost of revenues” for each period.

5.      Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,831	$(2,151)	$1,680	$3,202	$(1,928)	$1,274
Automobiles	117	(96)	21	117	(90)	27
Leasehold improvements	3,402	(679)	2,723	3,366	(630)	2,736

Total	$7,350	$(2,926)	$4,424	$6,685	$(2,648)	$4,037

Depreciation expense for property and equipment for the three and six months ended June 30, 2020 was $0.2 million and $0.4 million, respectively, compared to $0.1 million and $0.2 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.      Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(27,737)	8,797	36,534	(26,550)	9,984
Software	11,230	(8,714)	2,516	11,230	(7,751)	3,479

Total nonamortizable and amortizable intangible assets	$49,787	$(36,474)	$13,313	$49,787	$(34,324)	$15,463

Amortization expense for the three and six months ended June 30, 2020 was $1.1 million and $2.1 million, respectively, compared to $1.1 million and $2.2 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of June 30, 2020 is as follows (in thousands):

	7/1 -					2025 and
	12/31/2020	2021	2022	2023	2024	thereafter	Total

Amortization expense	$2,135	$3,930	$2,051	$548	$548	$2,101	$11,313

7.	Debt

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

●

revise the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, to include additional add-back adjustments for the years ended December 31, 2018 and 2019;

●

revise the definition of fixed charge coverage ratio for the year ended December 31, 2019 to include an unfinanced portion of capital expenditures of up to $7.0 million for the year ended December 31, 2019;

●	revise the Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets; and
●	revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of June 30, 2020 was $1.3 million.

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

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single Term Loan on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments changed to approximately $1.2 million; and

●

revise Section 5.01(e) of the Credit Agreement, which governs the Company’s obligation to deliver financial statements to the lender, to require the Company to provide financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in the month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of June 30, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

As of June 30, 2020, the Company’s term loan, Equipment Line and 2019 Equipment Line under the Credit Agreement had balances of $24.2 million, $6.8 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of the Company’s eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of June 30, 2020, the borrowing base was approximately $17.9 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the balance sheet date (in thousands):

	June 30,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	(4,361)	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(161)	(150)
Availability on Revolver	$5,478	$9,850

The Company had future maturities of loans and other financing as of June 30, 2020 as follows (in thousands):

	2020	2021	2022	2023	2024 and thereafter	Total
Term Loan	$2,308	$4,615	$4,615	$4,615	$8,074	$24,227
Equipment Line	800	1,600	1,600	1,600	1,200	6,800
2019 Equipment Line	214	855	855	855	1,495	4,274
Unamortized value of the debt issuance costs	(9)	(17)	(17)	(17)	(15)	(75)
Other financing	334	725	222	-	-	1,281
Revolver	-	-	-	-	4,361	4,361
Total	$3,647	$7,778	$7,275	$7,053	$15,115	$40,868

The following is a breakdown of the Company’s current and long-term debt (in thousands):

June 30, 2020				December 31, 2019

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan	$4,615	$19,612	$24,227	Term Loan	$5,768	$21,919	$27,687
Equipment Line	1,600	5,200	6,800	Equipment Line	1,600	6,000	7,600
2019 Equipment Line	641	3,633	4,274	2019 Equipment Line	79	1,495	1,574
Unamortized value of debt issuance costs	(17)	(58)	(75)	Unamortized value of debt issuance costs	(17)	(66)	(83)
Other financing	687	594	1,281	Other financing	652	947	1,599
Revolver	-	4,361	4,361	Revolver	-	-	-
Total	$7,526	$33,342	$40,868	Total	$8,082	$30,295	$38,377

As of June 30, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at June 30, 2020 was 2.75% (LIBOR of 0.25% plus 2.50%). The actual CBFR Loan rate at June 30, 2020 was 2.75% (lender’s prime rate of 3.25% minus 0.50%).

8.	Income Taxes

During the three and six months ended June 30, 2020, the Company recorded provision for income taxes of less than $0.1 million and $0.1 million, respectively. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During both the three and six months ended June 30, 2019, the Company recorded expense provision for income taxes of $0.1 million.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Cumulative losses in recent years and no assurance of future taxable income are the basis for the Company’s assessment that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, the Company had a full valuation allowance for all deferred tax assets at June 30, 2020 and December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, along with earlier issued IRS guidance, includes provisions related to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback period, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction. On April 15, 2020, the Company received a $4.1 million loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, the Company repaid this loan in full on May 7, 2020.

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

The Company is not at this time involved in any legal proceedings that the Company currently believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

10.     Earnings (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) (in thousands)	$4,140	$381	$3,722	$(579)
Denominator:
Weighted average common shares outstanding:
Basic	20,082,590	19,708,422	20,000,444	19,644,590
Dilutive effect of common stock equivalents	1,553,115	875,012	1,597,627	-
Diluted	21,635,705	20,583,434	21,598,071	19,644,590
Net income (loss) per share:
Basic	$0.21	$0.02	$0.19	$(0.03)
Diluted	$0.19	$0.02	$0.17	$(0.03)

For both the three and six months ended June 30, 2020, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the three months ended June 30, 2019, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2019, all outstanding options and restricted stock units were anti-dilutive due to the Company’s net loss for the period and therefore not included in the calculation.

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

The components of lease costs for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$404	$290	$828	$677
Variable lease cost	77	53	189	126
Total lease cost	$481	$343	$1,017	$803

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$789	$771

ROU assets obtained in exchange for lease obligations:
Operating leases	$118	$3,015

Weighted average remaining lease terms and discount rates for the Company’s leases are as follows:

	As of June 30,
	2020	2019

	Years	Years
Weighted average remaining lease term:
Operating leases	7.2	7.3
	Rate	Rate
Weighted average discount rate:
Operating leases	7.8%	7.5%

Future maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

Operating Leases
2020	$720
2021	1,055
2022	991
2023	924
2024	948
Thereafter	3,166
Total undiscounted lease payments	7,804
Less: Imputed interest	(2,433)
Total lease liabilities	$5,371

12.	Business Segment Information

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

The financial information summarized below is presented by reportable segment for the three months ended June 30, 2020 and 2019:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$15,605	$10,394	$-	$25,999
Net revenues - internal	-	1,258	(1,258)	-
Total net revenues	15,605	11,652	(1,258)	25,999
Gross profit	10,279	5,699	-	15,978

Selling , general and administrative expenses			11,472	11,472
Interest expense			(332)	(332)
Other expense			(9)	(9)
Provision for income taxes			(25)	(25)

Net income				$4,140

Total Assets	$51,962	$30,007	$2,000	$83,969
Purchases of medical equipment	$2,663	$2,113	$-	$4,776
Depreciation and amortization of intangible assets	$2,694	$836	$-	$3,530

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$12,408	$7,315	$-	$19,723
Net revenues - internal	-	872	(872)	-
Total net revenues	12,408	8,187	(872)	19,723
Gross profit	7,903	3,453	-	11,356

Selling, general and administrative expenses			10,385	10,385
Interest expense			(488)	(488)
Other expense			(39)	(39)
Provision for income taxes			(63)	(63)

Net income				$381

Total Assets	$48,854	$21,507	$2,000	$72,361
Purchases of medical equipment	$2,274	$1,826	$-	$4,100
Depreciation and amortization of intangible assets	$2,296	$724	$-	$3,020

The financial information summarized below is presented by reportable segment for the six months ended June 30, 2020 and 2019:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$29,731	$17,821	$-	$47,552
Net revenues - internal	-	2,496	(2,496)	-
Total net revenues	29,731	20,317	(2,496)	47,552
Gross profit	19,385	9,256	-	28,641

Selling , general and administrative expenses			24,102	24,102
Interest expense			(735)	(735)
Other expense			(28)	(28)
Provision for income taxes			(54)	(54)

Net income				$3,722

Total Assets	$51,962	$30,007	$2,000	$83,969
Purchases of medical equipment	$5,020	$3,763	$-	$8,783
Depreciation and amortization of intangible assets	$5,348	$1,584	$-	$6,932

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$23,714	$14,202	$-	$37,916
Net revenues - internal	-	1,821	(1,821)	-
Total net revenues	23,714	16,023	(1,821)	37,916
Gross profit	14,830	6,867	-	21,697

Selling, general and administrative expenses			21,146	21,146
Interest expense			(948)	(948)
Other expense			(60)	(60)
Provision for income taxes			(122)	(122)

Net loss				$(579)

Total Assets	$48,854	$21,507	$2,000	$72,361
Purchases of medical equipment	$4,805	$2,790	$-	$7,595
Depreciation and amortization of intangible assets	$4,491	$1,434	$-	$5,925

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

We have continued to take a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. Other specific actions we have taken include purchasing additional inventory of supplies and pumps, as well as purchasing personal protective equipment for our employees. While the Company’s business is considered critical, we are unable to predict the impact that COVID-19 will have on future periods due to numerous uncertainties. While COVID-19 so far has not unfavorably affected our operations to date, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of COVID-19 on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

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

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of five locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, a wholly-owned subsidiary of the Company, is ISO certified.

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

The segment gross margin metric focused on in this Management’s Discussion and Analysis (“MD&A”) was calculated after adjusting for certain inter-segment cost allocations, whereas the segment gross margin metric focused on in the MD&A presented in our Annual Report for the fiscal year ended December 31, 2019 on Form 10-K and our quarterly report for the quarterly period ended March 31, 2020 on Form 10-Q was calculated before inter-segment cost allocations. The change reflects a closer alignment of the data presented to and the information used by the Company’s chief operating decision-maker for assessing allocations of capital and more closely reflects the performance of each business segment.

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

Additional areas of growth for our ITS segment are as follows:

●	Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, NPWT will include providing the Durable Medical Equipment, related consumables, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home healthcare market, which as a subset of the broader NPWT market, has an estimated addressable home healthcare market of $600 million per year.

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

The payer environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payer networks under contract as patients move into different insurance coverages, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on revenues net of concessions.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. We have continued to take a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. While COVID-19 so far has not unfavorably affected our operations to date, the extent and nature of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. We are continuing to closely monitor the impact of COVID-19 on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see Part II, Item 1A. Risk Factors to this Form 10-Q, which is incorporated herein by reference.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following represents the Company’s results of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,		Better/
(in thousands, except share and per share data)	2020	2019	(Worse)

Net revenues:
ITS	$15,605	$12,408	$3,197
DME Services (inclusive of inter-segment revenues)	11,652	8,187	3,465
Less: elimination of inter-segment revenues	(1,258)	(872)	(386)
Total	25,999	19,723	6,276
Gross profit (exclusive certain inter-segment allocations):
ITS	11,537	8,775	2,762
DME Services	4,441	2,581	1,860
Total	15,978	11,356	4,622
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,279	7,903	2,376
DME Services	5,699	3,453	2,246
Total	15,978	11,356	4,622

Selling, general and administrative expenses
Provision for doubtful accounts	238	(91)	(329)
Amortization of intangibles	1,075	1,124	49
Selling and marketing	2,449	2,476	27
General and administrative	7,710	6,876	(834)
Total selling, general and administrative expenses	11,472	10,385	(1,087)

Operating income	4,506	971	3,535

Other expense	(341)	(527)	186

Income before income taxes	4,165	444	3,721
Provision for income taxes	(25)	(63)	38

Net income	$4,140	$381	$3,759

Net income per share:
Basic	$0.21	$0.02	$0.19
Diluted	$0.19	$0.02	$0.17
Weighted average shares outstanding:
Basic	20,082,590	19,708,422	374,168
Diluted	21,635,705	20,583,434	1,052,271

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

COVID-19 Comprehensive Impacts

The COVID-19 global pandemic has caused significant disruption to the United States and global economies and has severely impacted the overall healthcare industry and the related supply chain. The focus on preparing and treating large numbers of COVID-19 patients has resulted in significant shifts in demand and related shortages in certain types of medical equipment, including infusion pumps, while at the same time reducing capacity for non-COVID-19 services such as elective surgeries. These impacts have created a significant net favorable dynamic for InfuSystem resulting in increased net revenues and margins in certain of our service lines only partially offset by reductions in others during the current quarterly reporting period. Some of these benefits are not expected to occur in future quarters, such as elevated levels of sales of new and pre-owed medical equipment, whereas some are expected to continue but diminish over time, including an increased volume of rental revenues. COVID-19 has also heightened potential risks that did not impact the current quarter but may impact the Company on a delayed basis such as an unfavorable impact to payor mix caused by extended periods of high unemployment rates in the United States and an increased number of uninsured patients. It is uncertain what impact a second wave of COVID-19 in the fall of 2020 or recent resurgence in COVID-19 cases in certain regions of the United States will have on the demand for our products and services. However, we continue to prepare for similar disruptions in future periods both positive and negative.

Net Revenues

Net revenues for the quarter ended June 30, 2020 (“second quarter of 2020”) were $26.0 million, an increase of $6.3 million, or 31.8%, compared to $19.7 million for the quarter ended June 30, 2019 (“second quarter of 2019”). The increase was due to continued market penetration in Oncology and a net favorable impact from COVID-19. COVID-19 effects were favorable to the second quarter net revenues due to strong market demand for infusion pumps needed to treat COVID-19 patients which increased both medical equipment sales and medical equipment rental revenues in the DME Services segment. Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $15.6 million increased $3.2 million, or 25.8%, during the second quarter of 2020 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, improved third party payor billing throughput and other market related organic growth. The pain management business net revenue for the current quarter was about the same as the prior year despite significant country-wide government mandated COVID-19 related deferrals in elective surgeries. Decreases in the number of surgeries during April and May were offset by a quicker than expected recovery in June and an increase in the customer base for 2020 attributable to customer penetration achieved in the second half of 2019 and the first quarter of 2020.

DME Services

DME Services net revenue of $10.4 million increased $3.1 million, or 42.1%, during the second quarter of 2020 as compared to the prior year period. This performance was driven by strong market demand for infusion pumps needed to treat high numbers of COVID-19 patients. The demand benefited both sales of new and pre-owned medical equipment, which increased by $1.8 million, and higher rental revenues, which increased by $1.2 million.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the second quarter of 2020 of $16.0 million increased $4.6 million, or 40.7%, from $11.4 million for the second quarter of 2019. The increase was driven by the increase in net revenues and a higher gross profit as a percentage of net revenue (“gross margin”). While both operating segments contributed to these improvements, the DME Services segment had the largest overall impact. Gross margin increased to 61.5% during the second quarter of 2020 as compared to 57.6% during the prior year, an increase of 3.9%.

ITS

ITS gross profit was $10.3 million, during the second quarter of 2020, representing an increase of $2.4 million, or 30.1%, compared to the prior year. The improvement reflected an increase in net revenues and a higher gross margin which improved to 65.9%, an increase of 2.2%, from the prior year. The higher gross margin was the result of improved leverage of fixed costs, including medical equipment depreciation, and a better payor rate mix.

DME Services

DME Services gross profit during the second quarter of 2020 was $5.7 million, representing an increase of $2.2 million, or 65.0%, over the prior year. This increase was due to the COVID-19 related increase in net revenues from medical equipment sales and rental revenue and a higher gross margin. The DME gross margin was 54.8% during the current quarter which was 7.6% higher than the prior year. This increase was the result of both the normal improved gross margin mix associated with higher rental revenues and higher than average gross margin from sales of medical equipment. Medical equipment sales during the current quarter had a higher weighting of pre-owned equipment sales, a typically higher margin business, as compared with sales of new equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts for the second quarter of 2020 was $0.2 million, an increase of $0.3 million, compared to the second quarter of 2019. This increase was partly attributable to the current period expense being compared to a $0.1 million benefit recorded for prior year period which included a reversal of previously calculated reserves due to improved collections. The provision for doubtful accounts during the current quarter was mainly attributable to reserves related to our DME Services segment and included provision recorded for slow paying customers. We did not incur any significant disruptions to payments from our customers during the second quarter of 2020 that can be directly associated with COVID-19, however, we cannot be certain that business disruptions associated with COVID-19 will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Selling and Marketing Expenses

Selling and marketing expenses for the second quarter of 2020 and the second quarter of 2019 were approximately $2.4 million and $2.5 million, respectively, representing a modest decrease. Selling and marketing expenses as a percentage of net revenues decreased to 9.4% compared to the same prior year period at 12.6%. This decrease reflected COVID-19 related lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS Services segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the second quarter of 2020 were $7.7 million, an increase of 12.1% from $6.9 million for the second quarter of 2019. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $0.8 million was largely due to an increase in employee compensation related expenses of $0.9 million and higher general business expenses of $0.3 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues and annual inflationary increases. The higher general business expenses include higher rent and deprecation associated with the relocation of our headquarters, higher costs for telecommunication services, higher office expenses and increased premiums associated with the company’s general risk insurance policies. These increases were partially offset by lower outside services expenses and lower travel and entertainment expenses totaling $0.3 million. G&A expenses as a percentage of net revenues for the current quarter, decreased to 29.7% compared to 34.9% for the prior year mainly reflecting improved net revenue leverage over fixed costs offset by the year-over-year increases.

Other Income and Expenses

During the second quarter of 2020, other income and expense included interest expense of $0.3 million, a decrease of $0.2 million, or 32.0%, compared to the second quarter of 2019. This decrease resulted from lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, partially offset by the impact from higher average outstanding borrowings during the second quarter of 2020.

Provision for Income Taxes

     During the second quarter of 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of less than 1.0% on pre-tax income totaling $4.2 million, compared to a provision for income taxes of $0.1 million, representing an effective tax rate of 14% on pre-tax income totaling $0.4 million, for the second quarter of 2019. The effective tax rates differed from the U.S. statutory rates during both periods due mainly to the availability of net operating losses almost fully offsetting the current tax provision in most jurisdictions we operating in and a decrease in the valuation reserve recorded on our net deferred tax assets which fully offset our deferred tax provisions for each period. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following represents the Company’s results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		Better/
(in thousands, except share and per share data)	2020	2019	(Worse)

Net revenues:
ITS	$29,731	$23,714	$6,017
DME Services (inclusive of inter-segment revenues)	20,317	16,023	4,294
Less: elimination of inter-segment revenues	(2,496)	(1,821)	(675)
Total	47,552	37,916	9,636
Gross profit (exclusive certain inter-segment allocations):
ITS	21,881	16,651	5,230
DME Services	6,760	5,046	1,714
Total	28,641	21,697	6,944
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	19,385	14,830	4,555
DME Services	9,256	6,867	2,389
Total	28,641	21,697	6,944

Selling, general and administrative expenses
Provision for doubtful accounts	523	(190)	(713)
Amortization of intangibles	2,150	2,249	99
Selling and marketing	5,067	5,078	11
General and administrative	16,362	14,009	(2,353)
Total selling, general and administrative expenses	24,102	21,146	(2,956)

Operating income	4,539	551	3,988

Other expense	(763)	(1,008)	245

Income (loss) before income taxes	3,776	(457)	4,233
Provision for income taxes	(54)	(122)	68

Net income (loss)	$3,722	$(579)	$4,301

Net income (loss) per share:
Basic	$0.19	$(0.03)	$0.22
Diluted	$0.17	$(0.03)	$0.20
Weighted average shares outstanding:
Basic	20,000,444	19,644,590	355,854
Diluted	21,598,071	19,644,590	1,953,481

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the six-month period ended June 30, 2020 (“first half of 2020”) were $47.6 million, an increase of $9.6 million, or 25.4%, compared to $37.9 million for the six-month period ended June 30, 2019 (“first half of 2019”). The increase was due to continued market penetration in Oncology and a net favorable impact from COVID-19. COVID-19 effects were favorable to the current period net revenues due to strong market demand for infusion pumps needed to treat COVID-19 patients which increased both medical equipment sales and medical equipment rental revenues in the DME Services segment. Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $29.7 million increased $6.0 million, or 25.4%, during the first half of 2020 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, improved third party payor billing throughput, growth in the pain management business and other market related organic growth. The pain management business net revenue for the first half of 2020 increased despite significant country-wide government mandated COVID-19 related deferrals in elective surgeries. Decreases in the number of surgeries during April and May were offset by a quicker than expected recovery in June and an increase in the customer base for 2020 attributable to customer penetration achieved in the second half of 2019 and the first quarter of 2020.

DME Services

DME Services net revenue of $17.8 million increased $3.6 million, or 25.5%, during the first half of 2020 as compared to the prior year period. This performance was driven by strong market demand for infusion pumps needed to treat high numbers of COVID-19 patients. The demand benefited both sales of new and pre-owned medical equipment, which increased by $2.1 million, and higher rental revenues, which increased by $1.5 million.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the first half of 2020 of $28.6 million increased $6.9 million, or 32.0%, from $21.7 million during the first half of 2019. The increase was driven by the increase in net revenues and a higher gross margin. These improvements were benefited by increases in both of the Company’s operating segments. Gross margin increased to 60.2%, during the first half of 2020 as compared to 57.2% during the prior year period, an increase of 3.0%.

ITS

ITS gross profit was $19.4 million, during the first half of 2020, representing an increase of $4.6 million, or 30.7%, compared to the prior year. The improvement reflected an increase in net revenues and a higher gross margin which improved to 65.2%, an increase of 2.7%, from the prior year. The higher gross margin was the result of improved leverage of fixed costs and a better payor rate mix.

DME Services

DME Services gross profit during the first half of 2020 was $9.3 million, representing an increase of $2.4 million, or 34.8%, over the prior year. This increase was due to the COVID-19 related increase in net revenues from medical equipment sales and rental revenue and a higher gross margin. The DME gross margin was 51.9% during the first half of 2020 which was 3.5% higher than the prior year. This increase was the result of both the normal improved gross margin mix associated with higher rental revenues and higher than average gross margin from sales of medical equipment. Medical equipment sales during the first half of 2020 had a higher weighting of pre-owned equipment sales, a typically higher margin business, as compared with sales of new equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts for the first half of 2020 was $0.5 million, an increase of $0.7 million, compared to the first half of 2019. This increase was partly attributable to the current period expense being compared to a $0.2 million benefit recorded for prior year period which included a reversal of previously calculated reserves due to improved collections. The provision for doubtful accounts during the current period was mainly attributable to reserves related to our DME Services segment and included provision recorded for slow paying customers. We did not incur any significant disruptions to payments from our customers during the first half of 2020 that can be directly associated with COVID-19, however, we cannot be certain that business disruptions associated with COVID-19 will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Selling and Marketing Expenses

Selling and marketing expenses for both the first half of 2020 and the first half of 2019 were approximately $5.1 million. Selling and marketing expenses as a percentage of net revenues decreased to 10.7% compared to the same prior year period at 13.4%. This decrease reflected COVID-19 related lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS Services segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

G&A expenses for the first half of 2020 were $16.4 million, an increase of 16.8% from $14.0 million for the first half of 2019. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $2.4 million was largely due to an increase in employee compensation related expenses of $1.9 million and higher general business expenses of $0.8 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues and annual inflationary increases. The higher general business expenses include higher rent and deprecation associated with the relocation of our headquarters, higher costs for telecommunication services, higher office expenses and increased premiums associated with the company’s general risk insurance policies. These increases were partially offset by lower outside services expenses and lower travel and entertainment expenses totaling $0.3 million. G&A expenses as a percentage of net revenues for the first half of 2020, decreased to 34.4% compared to 36.9% for the prior year mainly reflecting improved net revenue leverage over fixed costs offset by the year-over-year increases.

Other Income and Expenses

During the first half of 2020, we incurred interest expense of $0.7 million, a decrease of $0.2 million, or 22.5%, compared to the first half of 2019. This was a net result of lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, which was partially offset by interest on our increased average outstanding borrowings during 2020.

Provision for Income Taxes

During the first half of 2020, we recorded a provision for income taxes of $0.1 million, representing an effective tax rate of less than 1.0% on pre-tax income totaling $3.8 million, compared to a provision for income taxes of $0.1 million, representing an effective tax rate of -27.0% on pre-tax loss totaling $0.5 million, for the first half of 2019. The effective tax rates differed from the U.S. statutory rates during both periods due mainly to the availability of net operating losses almost fully offsetting the current tax provision in most jurisdictions we operating in and a decrease in the valuation reserve recorded on our net deferred tax assets which fully offset our deferred tax provisions for each period. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). As of June 30, 2020, we had cash and cash equivalents of $0.5 million, and $5.5 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $2.6 million of cash and cash equivalents and $9.9 million of availability on our Revolver at December 31, 2019. Additionally, as of June 30, 2020, we had $5.7 million in undrawn availability under our 2019 capital expenditure loan (the “2019 Equipment Line”) under the Credit Agreement. While we have not fully drawn the 2019 Equipment Line, we have made sufficient capital expenditures, which would allow us to request advances up to the total limit. As of December 31, 2019, we had $8.4 million in undrawn availability under our 2019 Equipment Line. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future growth, share repurchases and potential acquisitions. We believe we have adequate sources of liquidity and funding available for at least the next year. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. While we did not incur significant disruptions or significant direct unusual expenses during the six months ended June 30, 2020 from COVID-19, we have used cash and drawn on our Revolver and 2019 Equipment Line to fund acceleration of our capital expenditures of medical equipment and to increase our inventory levels of disposable medical supplies in conjunction with our COVID-19 preparedness activities. We will continue to assess our liquidity needs and anticipated capital requirements as we move forward.

Long-Term Debt Activities:

As of June 30, 2020, the Company’s term loan, capital expenditure financing to the Company for the sole purpose of purchasing medical equipment (“Equipment Line”) and 2019 Equipment Line under the Credit Agreement had balances of $24.2 million, $6.8 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of our eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of June 30, 2020, the borrowing base was approximately $17.9 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the balance sheet date (in thousands):

	June 30,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	(4,361)	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(161)	(150)
Availability on Revolver	$5,478	$9,850

As of June 30, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at June 30, 2020 was 2.75% (LIBOR of 0.25% plus 2.50%). The actual CBFR Loan rate at June 30, 2020 was 2.75% (lender’s prime rate of 3.25% minus 0.50%). As of June 30, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

Cash Flows:

Operating Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2020 was $4.2 million compared to $4.3 million for the six months ended June 30, 2019. This $0.1 million, or 1.3%, decrease was primarily attributable to an incremental increase in accounts receivable totaling $1.5 million, an incremental net decrease in accounts payable and other liabilities totaling $1.3 million and an incremental increase in inventory of $0.9 million, which were partially offset by the positive cash flow effect of increases in net income adjusted for non-cash items of $3.4 million and an increase in other assets of $0.2 million.

Investing Cash Flow. Net cash used in investing activities was $8.5 million for the six months ended June 30, 2020 compared to $6.6 million for the six months ended June 30, 2019. The increase in net cash used was primarily due to a $1.2 million increase in cash used to purchase medical equipment in support of our revenue growth, $0.4 million increase in cash used to purchase other assets and a $0.3 million decrease in proceeds from the sales of medical equipment.

Financing Cash Flow. Net cash provided by financing activities for the six months ended June 30, 2020 was $2.1 million compared to cash used of $0.4 million for the six months ended June 30, 2019. The net increase in net cash provided was primarily attributable to the cash proceeds received from our decision to utilize a portion of our 2019 Equipment Line and Revolver during the first half of 2020.

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

As of the date of the unaudited consolidated financial statements presented in this Form 10-Q, there have been no material financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 so far has not unfavorably affected our results of operations to date, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including risks discussed in our most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018)

10.1	Form of Performance Unit Award Agreement under the 2014 Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 27, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 14, 2020	/s/ Richard DiIorio
Richard DiIorio Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2020	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)