Form 10-Q
period 2020-09-30
InfuSystem Holdings, Inc
filed 2020-11-13
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, 20,236,932 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30,	December 31,
(in thousands, except share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$1,939	$2,647
Accounts receivable, net	13,927	12,097
Inventories	3,973	2,899
Other current assets	1,587	1,662

Total current assets	21,426	19,305
Medical equipment for sale or rental	1,359	1,306
Medical equipment in rental service, net of accumulated depreciation	36,110	33,225
Property & equipment, net of accumulated depreciation	4,286	4,037
Intangible assets, net	12,238	15,463
Operating lease right of use assets	4,784	5,733
Other assets	105	155

Total assets	$80,308	$79,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,936	$7,962
Current portion of long-term debt	7,759	8,082
Other current liabilities	5,009	5,803

Total current liabilities	19,704	21,847
Long-term debt, net of current portion	27,034	30,295
Deferred income taxes	120	104
Operating lease liabilities, net of current portion	4,061	4,644

Total liabilities	50,919	56,890

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,755,421 and 20,236,932, respectively, as of September 30, 2020 and 23,400,625 and 19,882,136, respectively, as of December 31, 2019	2	2
Additional paid-in capital	84,092	83,699
Retained deficit	(54,705)	(61,367)

Total stockholders’ equity	29,389	22,334

Total liabilities and stockholders’ equity	$80,308	$79,224

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$25,125	$21,489	$72,677	$59,405
Cost of revenues	10,003	9,251	28,914	25,470
Gross profit	15,122	12,238	43,763	33,935

Selling, general and administrative expenses:
Provision for doubtful accounts	11	160	534	(30)
Amortization of intangibles	1,075	1,077	3,225	3,326
Selling and marketing	2,196	2,402	7,263	7,480
General and administrative	8,587	6,936	24,949	20,945

Total selling, general and administrative	11,869	10,575	35,971	31,721

Operating income	3,253	1,663	7,792	2,214
Other expense:
Interest expense	(283)	(488)	(1,018)	(1,436)
Other income (expense)	8	(11)	(20)	(71)

Income before income taxes	2,978	1,164	6,754	707
Provision for income taxes	(38)	(29)	(92)	(151)
Net income	$2,940	$1,135	$6,662	$556

Net income per share:
Basic	$0.15	$0.06	$0.33	$0.03
Diluted	0.14	0.05	0.31	0.03
Weighted average shares outstanding:
Basic	20,179,056	19,781,527	20,060,416	19,690,737
Diluted	21,663,414	20,679,431	21,637,481	20,503,933

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at June 30, 2019	23,237	$2	$83,557	$(63,307)	(3,518)	$-	$20,252
Stock-based shares issued upon vesting - gross	121	-	109	-	-	-	109
Stock-based compensation expense	-	-	240	-	-	-	240
Employee stock purchase plan	14	-	70	-	-	-	70
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(16)	-	(87)	-	-	-	(87)
Net income	-	-	-	1,135	-	-	1,135
Balances at September 30, 2019	23,356	$2	$83,889	$(62,172)	(3,518)	$-	$21,719

Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	(3,518)	$-	$26,202
Stock-based shares issued upon vesting - gross	127	-	-	-	-	-	-
Stock-based compensation expense	-	-	659	-	-	-	659
Employee stock purchase plan	15	-	116	-	-	-	116
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(38)	-	(528)	-	-	-	(528)
Net income	-	-	-	2,940	-	-	2,940
Balances at September 30, 2020	23,755	$2	$84,092	$(54,705)	(3,518)	$-	$29,389

Balances at December 31, 2018	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock-based shares issued upon vesting - gross	288	-	124	-	-	-	124
Stock-based compensation expense	-	-	770	-	-	-	770
Employee stock purchase plan	33	-	123	-	-	-	123
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(61)	-	(295)	-	-	-	(295)
Net income	-	-	-	556	-	-	556
Balances at September 30, 2019	23,356	$2	$83,889	$(62,172)	(3,518)	$-	$21,719

Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	(3,518)	$-	$22,334
Stock-based shares issued upon vesting - gross	419	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,222	-	-	-	1,222
Employee stock purchase plan	29	-	190	-	-	-	190
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(122)	-	(1,269)	-	-	-	(1,269)
Common stock - issued	28	-	250	-	-	-	250
Net income	-	-	-	6,662	-	-	6,662
Balances at September 30, 2020	23,755	$2	$84,092	$(54,705)	(3,518)	$-	$29,389

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019

OPERATING ACTIVITIES
Net income	$6,662	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	534	(30)
Depreciation	7,267	5,727
Loss on disposal of medical equipment and other assets	150	390
Gain on sale of medical equipment	(2,949)	(1,264)
Amortization of intangible assets	3,225	3,326
Amortization of deferred debt issuance costs	13	29
Stock-based compensation	1,222	780
Deferred income taxes	16	76
Changes in assets - (Increase)/Decrease:
Accounts receivable	(1,490)	(735)
Inventories	(1,074)	(514)
Other current assets	75	(233)
Other assets	(114)	(326)
Changes in liabilities - Increase/(Decrease):
Accounts payable and other liabilities	(869)	1,752
NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,668	$9,534

INVESTING ACTIVITIES
Purchase of medical equipment	(11,955)	(15,005)
Purchase of property and equipment	(865)	(1,415)
Proceeds from sale of medical equipment, property and equipment	3,870	2,239
NET CASH USED IN INVESTING ACTIVITIES	(8,950)	(14,181)

FINANCING ACTIVITIES
Principal payments on term loans, equipment line, revolving credit facility and other financing	(35,458)	(3,915)
Cash proceeds from 2019 equipment line, equipment line, revolving credit facility and other financing	31,861	7,462
Debt issuance costs	-	(3)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,269)	(295)
Cash proceeds from stock plans	190	237
Common stock - issued	250	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,426)	3,486

Net change in cash and cash equivalents	(708)	(1,161)
Cash and cash equivalents, beginning of period	2,647	4,318
Cash and cash equivalents, end of period	$1,939	$3,157

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

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. In particular, the coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as potential adverse impacts to our operations, may impact future estimates including, but not limited to: revenue recognition; leases; accounts receivable and allowance for doubtful accounts; income taxes; and long-lived asset valuations.

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

3.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Third-Party Payer Rentals	$12,672	$10,662	$36,660	$29,147
Direct Payer Rentals	7,933	6,617	22,733	19,444
Product Sales	4,520	4,210	13,284	10,814

Total - Net revenues	$25,125	$21,489	$72,677	$59,405

Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the Durable Medical Equipment Services (“DME Services”) segment. For the three months ended September 30, 2020, $3.0 million and $4.9 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended September 30, 2019, $2.8 million and $3.8 million were attributed to the ITS and DME Services segments, respectively.

For the nine months ended September 30, 2020, $8.7 million and $14.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the nine months ended September 30, 2019, $8.0 million and $11.4 million were attributed to the ITS and DME Services segments, respectively.

The following table presents the Company’s disaggregated revenue by offering type as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Third-Party Payer Rentals	50.4%	49.6%	50.4%	49.1%
Direct Payer Rentals	31.6%	30.8%	31.3%	32.7%
Product Sales	18.0%	19.6%	18.3%	18.2%

Total - Net revenues	100.0%	100.0%	100.0%	100.0%

4.	Medical Equipment

Medical equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Medical Equipment for sale or rental	$1,385	$1,334
Medical Equipment for sale or rental - pump reserve	(26)	(28)
Medical Equipment for sale or rental - net	1,359	1,306

Medical Equipment in rental service	82,445	75,853
Medical Equipment in rental service - pump reserve	(786)	(720)
Accumulated depreciation	(45,549)	(41,908)
Medical Equipment in rental service - net	36,110	33,225

Total	$37,469	$34,531

Depreciation expense for medical equipment for the three and nine months ended September 30, 2020 was $2.3 million and $6.7 million, respectively, compared to $2.0 million and $5.4 million for the same prior year periods, respectively, which were recorded in “cost of revenues” for each period.

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,897	$(2,267)	$1,630	$3,202	$(1,928)	$1,274
Automobiles	117	(99)	18	117	(90)	27
Leasehold improvements	3,409	(771)	2,638	3,366	(630)	2,736

Total	$7,423	$(3,137)	$4,286	$6,685	$(2,648)	$4,037

Depreciation expense for property and equipment for the three and nine months ended September 30, 2020 was $0.2 million and $0.6 million, respectively, compared to $0.1 million and $0.3 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(28,331)	8,203	36,534	(26,550)	9,984
Software	11,230	(9,195)	2,035	11,230	(7,751)	3,479

Total nonamortizable and amortizable intangible assets	$49,787	$(37,549)	$12,238	$49,787	$(34,324)	$15,463

Amortization expense for the three and nine months ended September 30, 2020 was $1.1 million and $3.2 million, respectively, compared to $1.1 million and $3.3 million for the same prior year periods, respectively. Expected annual amortization expense for intangible assets recorded as of September 30, 2020 is as follows (in thousands):

	10/1 -					2025 and
	12/31/2020	2021	2022	2023	2024	thereafter	Total

Amortization expense	$1,060	$3,930	$2,051	$548	$548	$2,101	$10,238

7.	Debt

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

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of September 30, 2020 was $1.1 million.

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

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single term loan (the “Term Loan”) on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments changed to approximately $1.2 million; and

●

revise Section 5.01(e) of the Credit Agreement, which governs the Company’s obligation to deliver financial statements to the lender, to require the Company to provide financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in the month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of September 30, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

As of September 30, 2020, the Company’s Term Loan, Equipment Line and 2019 Equipment Line under the Credit Agreement had balances of $23.1 million, $6.4 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of the Company’s eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of September 30, 2020, the borrowing base was approximately $15.5 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the applicable balance sheet date (in thousands):

	September 30,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	-	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(162)	(150)
Availability on Revolver	$9,838	$9,850

The Company had future maturities of loans and other financings as of September 30, 2020 as follows (in thousands):

	2020	2021	2022	2023	2024 and thereafter	Total
Term Loan	$1,154	$4,615	$4,615	$4,615	$8,074	$23,073
Equipment Line	400	1,600	1,600	1,600	1,200	6,400
2019 Equipment Line	214	855	855	855	1,495	4,274
Unamortized value of the debt issuance costs	(4)	(17)	(17)	(17)	(15)	(70)
Other financing	169	725	222	-	-	1,116
Total	$1,933	$7,778	$7,275	$7,053	$10,754	$34,793

The following is a breakdown of the Company’s current and long-term debt (in thousands):

September 30, 2020				December 31, 2019

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Term Loan	$4,615	$18,458	$23,073	Term Loan	$5,768	$21,919	$27,687
Equipment Line	1,600	4,800	6,400	Equipment Line	1,600	6,000	7,600
2019 Equipment Line	855	3,419	4,274	2019 Equipment Line	79	1,495	1,574
Unamortized value of debt issuance costs	(17)	(53)	(70)	Unamortized value of debt issuance costs	(17)	(66)	(83)
Other financing	706	410	1,116	Other financing	652	947	1,599
Total	$7,759	$27,034	$34,793	Total	$8,082	$30,295	$38,377

As of September 30, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at September 30, 2020 was 2.44% (LIBOR of 0.19% plus 2.25%). The actual CBFR Loan rate at September 30, 2020 was 2.50% (lender’s prime rate of 3.25% minus 0.75%).

8.	Income Taxes

During the three and nine months ended September 30, 2020, the Company recorded provision for income taxes of less than $0.1 million and $0.1 million, respectively. The income tax provision relates principally to the Company’s state and local taxes and foreign operations in Canada. During the three and nine months ended September 30, 2019, the Company recorded expense provision for income taxes of less than $0.1 million and $0.2 million, respectively.

The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2019, there were cumulative losses in recent years and no assurance of future taxable income which provided the basis for the Company’s assessment that the Company will not recognize the benefits of its federal and state deferred tax assets. During 2020, primarily in the second and third quarters, the Company has generated significant pre-tax income. Management will continue to evaluate both positive and negative evidence in the fourth quarter of 2020, including actual operating results and projections of future taxable results, to assess the realization of its deferred tax assets and if a full or partial release of its valuation allowance is warranted. The Company had a full valuation allowance for all deferred tax assets at September 30, 2020 and December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, along with earlier issued IRS guidance, includes provisions related to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction. On April 15, 2020, the Company received a $4.1 million loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, the Company repaid this loan in full on May 7, 2020.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2020	2019	2020	2019
Net income (in thousands)	$2,940	$1,135	$6,662	$556
Denominator:
Weighted average common shares outstanding:
Basic	20,179,056	19,781,527	20,060,416	19,690,737
Dilutive effect of common stock equivalents	1,484,358	897,904	1,577,065	813,196
Diluted	21,663,414	20,679,431	21,637,481	20,503,933
Net income per share:
Basic	$0.15	$0.06	$0.33	$0.03
Diluted	$0.14	$0.05	$0.31	$0.03

For both the three and nine months ended September 30, 2020, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the three and nine months ended September 30, 2019, 0.1 million and less than 0.1 million, respectively, of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.

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

The components of lease costs for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$410	$533	$1,238	$1,425
Variable lease cost	64	56	253	182
Total lease cost	$474	$589	$1,491	$1,607

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$1,130	$1,201

ROU assets obtained in exchange for lease obligations:
Operating leases	$260	$3,338

Weighted average remaining lease terms and discount rates for the Company’s leases are as follows:

	As of September 30,
	2020	2019

	Years	Years
Weighted average remaining lease term:
Operating leases	7.1	7.5
	Rate	Rate
Weighted average discount rate:
Operating leases	7.8%	7.6%

Future maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

Operating Leases
2020	$371
2021	1,107
2022	1,043
2023	940
2024	948
Thereafter	3,166
Total undiscounted lease payments	7,575
Less: Imputed interest	(2,435)
Total lease liabilities	$5,140

12.	Business Segment Information

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

The financial information summarized below is presented by reportable segment for the three months ended September 30, 2020 and 2019:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$15,638	$9,487	$-	$25,125
Net revenues - internal	-	1,459	(1,459)	-
Total net revenues	15,638	10,946	(1,459)	25,125
Gross profit	10,095	5,027	-	15,122

Selling , general and administrative expenses			11,869	11,869
Interest expense			(283)	(283)
Other income			8	8
Provision for income taxes			(38)	(38)

Net income				$2,940

Total Assets	$51,547	$26,761	$2,000	$80,308
Purchases of medical equipment	$1,685	$1,487	$-	$3,172
Depreciation and amortization of intangible assets	$2,694	$866	$-	$3,560

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$13,468	$8,021	$-	$21,489
Net revenues - internal	-	968	(968)	-
Total net revenues	13,468	8,989	(968)	21,489
Gross profit	8,652	3,586	-	12,238

Selling, general and administrative expenses			10,575	10,575
Interest expense			(488)	(488)
Other expense			(11)	(11)
Provision for income taxes			(29)	(29)

Net income				1,135

Total Assets	$54,757	$21,138	$2,000	$77,895
Purchases of medical equipment	$5,695	$1,715	$-	$7,410
Depreciation and amortization of intangible assets	$2,412	$716	$-	$3,128

The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2020 and 2019:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$45,369	$27,308	$-	$72,677
Net revenues - internal	-	3,955	(3,955)	-
Total net revenues	45,369	31,263	(3,955)	72,677
Gross profit	29,480	14,283	-	43,763

Selling , general and administrative expenses			35,971	35,971
Interest expense			(1,018)	(1,018)
Other expense			(20)	(20)
Provision for income taxes			(92)	(92)

Net income				$6,662

Total Assets	$51,547	$26,761	$2,000	$80,308
Purchases of medical equipment	$6,705	$5,250	$-	$11,955
Depreciation and amortization of intangible assets	$8,042	$2,450	$-	$10,492

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$37,182	$22,223	$-	$59,405
Net revenues - internal	-	2,789	(2,789)	-
Total net revenues	37,182	25,012	(2,789)	59,405
Gross profit	23,482	10,453	-	33,935

Selling, general and administrative expenses			31,721	31,721
Interest expense			(1,436)	(1,436)
Other expense			(71)	(71)
Provision for income taxes			(151)	(151)

Net income				556

Total Assets	$54,757	$21,138	$2,000	$77,895
Purchases of medical equipment	$10,500	$4,505	$-	$15,005
Depreciation and amortization of intangible assets	$6,903	$2,150	$-	$9,053

13.	COVID-19

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

We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. Other specific actions we have taken include purchasing additional inventory of supplies and pumps, as well as purchasing personal protective equipment for our employees. While the Company’s business is considered critical, we are unable to predict the impact that COVID-19 will have on future periods due to numerous uncertainties. While COVID-19 has not unfavorably affected our operations to date, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of COVID-19 on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

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
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, NPWT includes providing the Durable Medical Equipment, related consumables, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home healthcare market, which as a subset of the broader NPWT market, has an estimated addressable home healthcare market of $600 million per year.

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

DME Services Segment

Our DME Services segment’s core service is to (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. While COVID-19 has not unfavorably affected our operations to date, the extent and nature of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. We are continuing to closely monitor the impact of COVID-19 on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding COVID-19 continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of COVID-19 on the Company, please see Part II, Item 1A. Risk Factors to this Form 10-Q, which is incorporated herein by reference.

COVID-19 Comprehensive Financial Impacts

The COVID-19 global pandemic has caused significant disruption to the United States and global economies and has severely impacted the overall healthcare industry and the related supply chain.  The focus on preparing and treating large numbers of COVID-19 patients has resulted in significant shifts in demand and related shortages in certain types of medical equipment, including infusion pumps, while at the same time reducing capacity for non-COVID-19 services such as elective surgeries.  These impacts have created a significant net favorable dynamic for InfuSystem resulting in increased net revenues and margins in certain of our service lines only partially offset by reductions in others during the 2020 second and third quarterly periods.  Some of these benefits are not expected to occur in future quarters, such as elevated levels of sales of new and pre-owed medical equipment, whereas some are expected to continue but partially diminish over time, including a portion of the increased volume of rental revenues.  COVID-19 has also heightened potential risks that did not impact the current quarter but may impact the Company on a delayed basis such as an unfavorable impact to payor mix caused by extended periods of high unemployment rates in the United States and an increased number of uninsured patients.  It is uncertain what impact the second wave of COVID-19 currently underway in the United States will have on the demand for our products and services.  However, we continue to prepare for disruptions in the current and future periods, both positive and negative.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following represents the Company’s results of operations for the three months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,		Better/
(in thousands, except share and per share data)	2020	2019	(Worse)

Net revenues:
ITS	$15,638	$13,468	$2,170
DME Services (inclusive of inter-segment revenues)	10,946	8,989	1,957
Less: elimination of inter-segment revenues	(1,459)	(968)	(491)
Total	25,125	21,489	3,636
Gross profit (exclusive of certain inter-segment allocations):
ITS	11,554	9,620	1,934
DME Services	3,568	2,618	950
Total	15,122	12,238	2,884
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,095	8,652	1,443
DME Services	5,027	3,586	1,441
Total	15,122	12,238	2,884

Selling, general and administrative expenses
Provision for doubtful accounts	11	160	149
Amortization of intangibles	1,075	1,077	2
Selling and marketing	2,196	2,402	206
General and administrative	8,587	6,936	(1,651)
Total selling, general and administrative expenses	11,869	10,575	(1,294)

Operating income	3,253	1,663	1,590

Other expense	(275)	(499)	224

Income before income taxes	2,978	1,164	1,814
Provision for income taxes	(38)	(29)	(9)

Net income	$2,940	$1,135	$1,805

Net income per share:
Basic	$0.15	$0.06	$0.09
Diluted	$0.14	$0.05	$0.08
Weighted average shares outstanding:
Basic	20,179,056	19,781,527	397,529
Diluted	21,663,414	20,679,431	983,983

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the quarter ended September 30, 2020 (“third quarter of 2020”) were $25.1 million, an increase of $3.6 million, or 16.9%, compared to $21.5 million for the quarter ended September 30, 2019 (“third quarter of 2019”).  The increase was due to continued market penetration in Oncology and a strong market demand for infusion pumps in the DME Services segment.  Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $15.6 million increased $2.2 million, or 16.1%, during the third quarter of 2020 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, improved third party payor billing throughput and other market related organic growth. Although less prevalent than the 2020 second quarter, the pain management business continued to be unfavorably impacted by COVID-19 related reduced volumes of orthopedic surgeries in certain regions of the United States. Despite this impact, pain management net revenue for the 2020 third quarter was about the same as prior year due to market penetration achieved during the 2019 fourth quarter and first half of 2020.

DME Services

DME Services net revenue of $9.5 million increased $1.5 million, or 18.3%, during the third quarter of 2020 as compared to the prior year period.  This performance was driven by strong market demand for infusion pumps needed to treat high numbers of COVID-19 patients, expansion of our market share with national home infusion service providers and the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers.  The demand mainly benefited rental revenues, which increased by $1.1 million.  Sales of new and pre-owned medical equipment returned to normal levels during the 2020 third quarter, down from the peak amounts shipped during the 2020 second quarter.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the third quarter of 2020 of $15.1 million increased $2.9 million, or 23.6%, from $12.2 million for the third quarter of 2019. The increase was driven by the increase in net revenues and a higher gross profit as a percentage of net revenue (“gross margin”). Both operating segments contributed to these improvements. Gross margin increased to 60.2% during the third quarter of 2020 as compared to 57.0% during the prior year, an increase of 3.2%.

ITS

ITS gross profit was $10.1 million, during the third quarter of 2020, representing an increase of $1.5 million, or 16.7%, compared to the prior year. The improvement reflected an increase in net revenues and a higher gross margin which improved to 64.6%, an increase of 0.4%, from the prior year. The higher gross margin was the result of improved leverage of fixed costs, including medical equipment depreciation, and a better payor rate mix.

DME Services

DME Services gross profit during the third quarter of 2020 was $5.0 million, representing an increase of $1.4 million, or 40.2%, over the prior year. This increase was due to the COVID-19 related increase in net revenues from medical equipment sales and rental revenue and a higher gross margin. The DME gross margin was 53.0% during the current quarter which was 8.3% higher than the prior year. This increase was the result of improved gross margin mix associated with higher rental revenues.

Provision for Doubtful Accounts

Provision for doubtful accounts for the third quarter of 2020 was less than $0.1 million, a decrease of $0.1 million, compared to the third quarter of 2019. We did not incur any significant disruptions to payments from our customers during the third quarter of 2020 that can be directly associated with COVID-19; however, we cannot be certain that business disruptions associated with COVID-19 will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Selling and Marketing Expenses

Selling and marketing expenses for the third quarter of 2020 and the third quarter of 2019 were approximately $2.2 million and $2.4 million, respectively, representing a modest decrease. Selling and marketing expenses as a percentage of net revenues decreased to 8.7% compared to the same prior year period at 11.2%. This decrease reflected COVID-19 related lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS Services segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the third quarter of 2020 were $8.6 million, an increase of 23.8% from $6.9 million for the third quarter of 2019. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.7 million was largely due to an increase in employee compensation related expenses of $1.4 million and higher general business expenses of $0.3 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues, higher estimated short and long-term management incentive compensation and annual inflationary increases. The higher general business expenses include higher rent and deprecation associated with the relocation of our headquarters in 2019, higher costs for telecommunication services, higher office expenses and increased premiums associated with the company’s general risk insurance policies. These increases were partially offset by lower outside services expenses and lower travel and entertainment expenses totaling $0.1 million. G&A expenses as a percentage of net revenues for the current quarter, increased to 34.2% compared to 32.3% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.

Other Income and Expenses

During the third quarter of 2020, other income and expense included interest expense of $0.3 million, a decrease of $0.2 million, or 42.0%, compared to the third quarter of 2019. This decrease resulted from lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, partially offset by the impact from higher average outstanding borrowings during the second quarter of 2020.

Provision for Income Taxes

During the third quarter of 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of 1.3% on pre-tax income totaling $3.0 million, compared to a provision for income taxes of less than $0.1 million, representing an effective tax rate of 2.5% on pre-tax income totaling $1.2 million, for the third quarter of 2019. The effective tax rates differed from the U.S. statutory rates during both periods due mainly to the availability of net operating losses almost fully offsetting the current tax provision in most jurisdictions we operate in and a decrease in the valuation reserve recorded on our net deferred tax assets which fully offset our deferred tax provisions for each period. During 2020, primarily in the second and third quarters, the Company has generated significant pre-tax income. Management will continue to evaluate both positive and negative evidence in the fourth quarter of 2020, including actual operating results and projections of future taxable results, to assess the realization of its deferred tax assets and if a full or partial release of its valuation allowance is warranted. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following represents the Company’s results of operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		Better/
(in thousands, except share and per share data)	2020	2019	(Worse)

Net revenues:
ITS	$45,369	$37,182	$8,187
DME Services (inclusive of inter-segment revenues)	31,263	25,012	6,251
Less: elimination of inter-segment revenues	(3,955)	(2,789)	(1,166)
Total	72,677	59,405	13,272
Gross profit (exclusive of certain inter-segment allocations):
ITS	33,435	26,271	7,164
DME Services	10,328	7,664	2,664
Total	43,763	33,935	9,828
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	29,480	23,482	5,998
DME Services	14,283	10,453	3,830
Total	43,763	33,935	9,828

Selling, general and administrative expenses
Provision for doubtful accounts	534	(30)	(564)
Amortization of intangibles	3,225	3,326	101
Selling and marketing	7,263	7,480	217
General and administrative	24,949	20,945	(4,004)
Total selling, general and administrative expenses	35,971	31,721	(4,250)

Operating income	7,792	2,214	5,578

Other expense	(1,038)	(1,507)	469

Income before income taxes	6,754	707	6,047
Provision for income taxes	(92)	(151)	59

Net income	$6,662	$556	$6,106

Net income per share:
Basic	$0.33	$0.03	$0.30
Diluted	$0.31	$0.03	$0.28
Weighted average shares outstanding:
Basic	20,060,416	19,690,737	369,679
Diluted	21,637,481	20,503,933	1,133,548

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the nine-month period ended September 30, 2020 were $72.7 million, an increase of $13.3 million, or 22.3%, compared to $59.4 million for the nine-month period ended September 30, 2019.  The increase was due to continued market penetration in Oncology and a net favorable impact from COVID-19.  COVID-19 effects were favorable to the current period net revenues due to strong market demand for infusion pumps including those needed to treat COVID-19 patients which increased both medical equipment sales and medical equipment rental revenues in the DME Services segment.  Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $45.4 million increased $8.2 million, or 22.0%, during the nine months ended September 30, 2020 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, improved third party payor billing throughput, growth in the pain management business and other market related organic growth. The pain management business net revenue for the first nine months of 2020 increased despite significant country-wide government mandated COVID-19 related deferrals in elective surgeries. Decreases in the number of surgeries during the 2020 second quarter were partially offset by an improved revenue volume during the 2020 third quarter as the number of surgeries recovered during that period and an increase in the customer base for 2020 attributable to customer penetration achieved in the fourth quarter of 2019 and the first quarter of 2020.

DME Services

DME Services net revenue of $27.3 million increased $5.1 million, or 22.9%, during the nine months ended September 30, 2020 as compared to the prior year period.  This performance was driven by strong market demand for infusion pumps needed to treat high numbers of COVID-19 patients, expansion of our market share with national home infusion service providers and the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers.  The demand benefited both sales of new and pre-owned medical equipment, which increased by $2.2 million, and higher rental revenues, which increased by $2.6 million.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the nine-month period ended September 30, 2020 of $43.8 million increased $9.8 million, or 29.0%, from $33.9 million during the nine-month period ended September 30, 2019. The increase was driven by the increase in net revenues and a higher gross margin. These improvements were attributable to increases in both of the Company’s operating segments. Gross margin increased to 60.2%, during the first nine months of 2020 as compared to 57.0% during the prior year period, an increase of 3.2%.

ITS

ITS gross profit was $29.5 million, during the nine months ended September 30, 2020, representing an increase of $6.0 million, or 25.5%, compared to the prior year. The improvement reflected an increase in net revenues and a higher gross margin which improved to 65.0%, an increase of 1.8%, from the prior year. The higher gross margin was the result of improved leverage of fixed costs, including medical equipment depreciation, and a better payor rate mix.

DME Services

DME Services gross profit during the nine months ended September 30, 2020 was $14.3 million, representing an increase of $3.8 million, or 36.6%, over the prior year. This increase was due to the COVID-19 related increase in net revenues from medical equipment sales and rental revenue and a higher gross margin. The DME gross margin was 52.3% during the first nine months of 2020 which was 5.3% higher than the prior year. This increase was the result of both the improved gross margin mix associated with a greater portion of the generally higher margin rental revenues and higher than average gross margin from sales of medical equipment. Medical equipment sales during the first nine months of 2020 had a higher weighting of pre-owned equipment sales, a typically higher margin business, as compared with sales of new equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts for the nine-month period ended September 30, 2020 was $0.5 million, an increase of $0.5 million, compared to the same prior year period. This increase was partly attributable to the current period expense being compared to a small benefit recorded for prior year period which included a reversal of previously calculated reserves due to improved collections. The provision for doubtful accounts during the current period was mainly attributable to reserves related to our DME Services segment and included provisions recorded for slow paying customers. We did not incur any significant disruptions to payments from our customers during the first nine months of 2020 that can be directly associated with COVID-19; however, we cannot be certain that business disruptions associated with COVID-19 will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Selling and Marketing Expenses

Selling and marketing expenses for nine-month period ended September 30, 2020 were $7.3 million, a decrease of $0.2 million, compared to the same prior year period. Selling and marketing expenses as a percentage of net revenues decreased to 10.0% compared to the same prior year period at 12.6%. This decrease reflected COVID-19 related lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS Services segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

G&A expenses for the nine-month period ended September 30, 2020 were $24.9 million, an increase of 19.1% from $20.9 million for the nine-month period ended September 30, 2019. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $4.0 million was largely due to an increase in employee compensation related expenses of $3.3 million and higher general business expenses of $0.7 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues, higher short and long-term management incentive compensation and annual inflationary increases. The higher general business expenses include higher rent and deprecation associated with the relocation of our headquarters in 2019, higher costs for telecommunication services, higher office expenses and increased premiums associated with the company’s general risk insurance policies. These increases were partially offset by lower outside services expenses and lower travel and entertainment expenses totaling $0.5 million. G&A expenses as a percentage of net revenues for the first nine months of 2020, decreased to 34.3% compared to 35.3% for the prior year mainly reflecting improved net revenue leverage over fixed costs offset by the year-over-year increases.

Other Income and Expenses

During the nine-month period ended September 30, 2020, we incurred interest expense of $1.0 million, a decrease of $0.4 million, or 29.1%, compared to the nine-month period ended September 30, 2019. This was a net result of lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, which was partially offset by interest on our increased average outstanding borrowings during 2020.

Provision for Income Taxes

During the nine-month period ended September 30, 2020, we recorded a provision for income taxes of $0.1 million, representing an effective tax rate of 1.4% on pre-tax income totaling $6.8 million, compared to a provision for income taxes of $0.2 million, representing an effective tax rate of 21.4% on pre-tax income totaling $0.7 million, for the nine-month period ended September 30, 2019. The effective tax rates differed from the U.S. statutory rates during both periods due mainly to the availability of net operating losses almost fully offsetting the current tax provision in most jurisdictions we operate in and a decrease in the valuation reserve recorded on our net deferred tax assets which fully offset our deferred tax provisions for each period. During 2020, primarily in the second and third quarters, the Company has generated significant pre-tax income. Management will continue to evaluate both positive and negative evidence in the fourth quarter of 2020, including actual operating results and projections of future taxable results, to assess the realization of its deferred tax assets and if a full or partial release of its valuation allowance is warranted. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to COVID-19 on our financial position and results of operations and determined their impact was not material. The Company continues to evaluate certain effects from the qualified investment property deduction.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our existing Credit Agreement, entered into on March 23, 2015 (as amended, the “Credit Agreement”). As of September 30, 2020, we had cash and cash equivalents of $1.9 million, and $9.8 million of availability on our revolving credit facility under the Credit Agreement (the “Revolver”) compared to $2.6 million of cash and cash equivalents and $9.9 million of availability on our Revolver at December 31, 2019. Additionally, as of September 30, 2020, we had $5.7 million in undrawn availability under our 2019 capital expenditure loan (the “2019 Equipment Line”) under the Credit Agreement. While we have not fully drawn the 2019 Equipment Line, we have made sufficient capital expenditures, which would allow us to request advances up to the total limit. As of December 31, 2019, we had $8.4 million in undrawn availability under our 2019 Equipment Line. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. While we did not incur significant disruptions or significant direct unusual expenses during the nine months ended September 30, 2020 from COVID-19, during the initial stages of the COVID-19 pandemic we used cash and drew on our Revolver and 2019 Equipment Line to fund an acceleration of our capital expenditures for medical equipment and to increase our inventory levels of disposable medical supplies in conjunction with our COVID-19 preparedness activities. However, during the 2020 third quarter, our cash flow improved dramatically due to a reduced amount of capital expenditures for medical equipment and the decrease in working capital as opposed to an increase in the first half of the year. We will continue to assess our liquidity needs and anticipated capital requirements as we move forward.

Long-Term Debt Activities:

As of September 30, 2020, the Company’s term loan, medical equipment capital expenditure financing (“Equipment Line”) and 2019 Equipment Line under the Credit Agreement had balances of $23.1 million, $6.4 million and $4.3 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of our eligible accounts receivable and eligible inventory as defined by the Credit Agreement. As of September 30, 2020, the borrowing base was approximately $15.5 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the applicable balance sheet date (in thousands):

	September 30,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	-	-
Letters of credit	(1,750)	(1,750)
Landlord reserves	(162)	(150)
Availability on Revolver	$9,838	$9,850

As of September 30, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the Credit Agreement. The actual Eurodollar Loan rate at September 30, 2020 was 2.44% (LIBOR of 0.19% plus 2.25%). The actual CBFR Loan rate at September 30, 2020 was 2.50% (lender’s prime rate of 3.25% minus 0.75%). As of September 30, 2020, the Company was in compliance with all debt-related covenants under the Credit Agreement.

Cash Flows:

Operating Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2020 was $12.7 million compared to $9.5 million for the nine months ended September 30, 2019. This $3.1 million, or 32.9%, increase was primarily attributable to the positive cash flow effect of increases in net income adjusted for non-cash items of $6.6 million, which was partially offset by an incremental net decrease in accounts payable and other liabilities totaling $2.6 million and an incremental increase in accounts receivable totaling $0.8 million.

Investing Cash Flow. Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2020 compared to $14.2 million for the nine months ended September 30, 2019. The decrease in net cash used was primarily due to a $3.1 million decrease in cash used to purchase medical equipment, $1.6 million increase in proceeds from the sales of medical equipment and a $0.6 million decrease in cash used to purchase other assets.

Financing Cash Flow. Net cash used in financing activities for the nine months ended September 30, 2020 was $4.4 million compared to cash provided of $3.5 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a net reduction in outstanding borrowing under the Credit Agreement totaling $3.6 million and cash used to repurchase common stock to satisfy statutory withholding on employee stock-based compensation of $1.3 million. The reduction in Credit Agreement borrowings included amortization installments on term notes totaling $6.3 million offset by $2.7 million in borrowings under the 2019 Equipment Line.

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

As of the date of the unaudited consolidated financial statements presented in this Form 10-Q, there have been no material financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 has not unfavorably affected our results of operations to date, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions; the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including risks discussed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018)

10.1*, **	Composite Copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended

10.2

Amendment to Employment Agreement, dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020)

10.3

Restricted Stock Unit Agreement (Service-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020)

10.4

Restricted Stock Unit Agreement (Performance-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* * **	XBRL Taxonomy Extension Presentation Linkbase Document Filed herewith Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 13, 2020	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 13, 2020	/s/ Barry Steele
Barry Steele
Chief Financial Officer
(Principal Accounting and Financial Officer)