Form 10-K
period 2020-12-31
InfuSystem Holdings, Inc
filed 2021-03-22
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO   ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $150,739,346. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 16, 2021 was 20,336,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Cautionary Statement About Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend and does not undertake any obligation to update any forward-looking statement to reflect future events or circumstances after the date of such statements, except as may be required by law. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:

•	changes in third-party reimbursement processes, rates, contractual relationships and payer mix;
•	our dependence on estimates of collectible revenue from third-party reimbursement;
•	risks associated with the loss of a relationship with one or more third-party payers;
•	risks associated with a federal government shutdown;
•	risks associated with the federal government’s sequestration;
•	physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;
•	our dependence on our Medicare Suppler Number, which allows us to bill Medicare for services provided to Medicare patients;
•	availability of chemotherapy drugs used in our infusion pump systems;
•

our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including the Center for Medicare and Medicaid Services (“CMS”) competitive bidding;

•	our dependence upon our suppliers;
•	periodic reviews and billing audits from governmental and private payers;
•	our ability to maintain controls and processes over billing and collection and the adequacy of our allowance for doubtful accounts and customer concessions;
•	our ability to comply with state licensure laws for Durable Medical Equipment suppliers;
•	risks associated with our allowance for doubtful accounts and customer concessions;
•	our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;
•	industry competition;
•	compliance with regulatory guidelines affecting our billing practices;
•	defective products manufactured by third-party suppliers;
•	our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;
•	our ability to maintain relationships with health care professionals and organizations;
•	our ability to comply with changing health care regulations;
•	our ability to remain in compliance with our credit agreement or future debt agreements;
•	general economic uncertainty;
•	changes in tax laws or challenges to our tax positions;
•	volatility in the market price of our stock;
•	the future price our stock may be negatively affected by not paying dividends;
•	potential dilution to current stockholders from the issuance of equity awards; and
•	we may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change.
•	the effect of the coronavirus (COVID-19) pandemic on our business;

•	litigation in which we may be involved from time to time;
•	risks associated with the collection of sales or consumption taxes;
•	our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;
•	natural disasters, pandemics, acts of war or terrorism and other external events affecting us, our customers or our suppliers;
•	our ability to protect our intellectual property;
•	our ability to hire and retain key employees;

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

PART I

Item1.         Business.

Background

The Company is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem Holdings USA, Inc., a Delaware corporation (“Holdings”), InfuSystem, Inc., a California corporation (“ISI”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”) and IFC, LLC, a Delaware limited liability company (“IFC”).

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

Our services are provided under a two-platform model. Our lead platform, Integrated Therapy Services (“ITS”), provides the last-mile solution for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and services. Our second platform, Durable Medical Equipment Services (“DME Services”), supports our ITS platform and leverages strong service orientation to win incremental business from our direct payer clients. Starting in the fourth quarter of 2019, we reorganized the Company’s segment reporting to reflect this two-platform approach and changes made to our internal reporting and the information evaluated by our chief operating decision-maker.

We believe InfuSystem has a lot to offer the healthcare community. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and health care providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We perfected our ITS model in oncology and have proven that we can extend this model into other Durable Medical Equipment therapies. Key is the ability to leverage our existing platforms – the new therapies do not require building a new infrastructure, we simply add incrementally to the systems already in place (e.g., sales, clinical, logistics, revenue cycle management, and biomedical services).

ITS is presented as a “turnkey” solution allowing our health care provider customers to focus on the practice of medicine. InfuSystem provides the Durable Medical Equipment and treatment consumables, handles the logistics around orders and deliveries, provides 24x7 nursing support relating to the provided equipment, assumes responsibility for third-party payer Durable Medical Equipment billing, and handles biomedical services (inspection, repair, certification and replacement) for the Durable Medical Equipment. DME Services are provided as a “concierge” offering, whereby InfuSystem leverages its strong service orientation to provide incremental services to our health care provider customers on a direct payer model. DME Services include equipment rental and sales, consumable sales, and biomedical support services.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 728 third-party payer networks for the fiscal year ended December 31, 2020, an increase of 8% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.

ITS Segment

Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other cancers. In 2020, our Oncology Business approximated 95% of our total ITS net revenues. In 2020, we generated approximately 50% of our total ITS net revenues from treatments for colorectal cancer and 45% of our ITS net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

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
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, includes providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.

●

Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.

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

DME Services Segment

Our DME Services segment’s core service is to (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other durable medical equipment, (ii) sell treatment-related consumables, and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

Services

ITS Segment

Our core service within our ITS segment is our Oncology Business. After providing ambulatory pumps to oncology offices, infusion clinics and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payers and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transit, or in our facilities for cleaning, calibration and storage as reserves for increased demand.

After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payers, which may include Medicare, Medicaid, third-party payer companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payers, (ii) facilities of our Medicare patients, and (iii) patients for the use of the pump and related disposable supplies. Billing to payers requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payers. We provide assistance to those that cannot afford our pumps via our financial hardship program – a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Rochester Hills, Michigan location.

In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payers.

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

●	We believe our services are attractive to payers because such services are generally less expensive than hospitalization or standalone home health care.

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

In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair “Centers of Excellence” from all of our locations across the United States and Canada and employ a staff of highly-trained technicians to provide these services. Our main Center of Excellence for service is our Lenexa, Kansas facility.

As of December 31, 2020, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our ITS and DME Services segments had a historical cost of $83.4 million, up from $75.9 million at the end of 2019, and included approximately 111 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2020 and 2019, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $1.6 million and $1.3 million, respectively, for sale or rental.

Information Technology

Our Information Technology (“IT”) department is focused on not only supporting our internal IT infrastructure needs, but also supporting our revenue cycle management infrastructure including our electronic medical record technology (“EMR”) that allows medical facilities to use our infusion pumps and services via our solutions such as EXPRESS and InfuConnect. This focus has enabled current billing information to be transferred to us from participating facilities electronically and automatically. Our focus on IT solutions resulted in the development of EXPRESS, a product powered by our InfuBus data integration platform, and provides for paperless delivery of the appropriate information for InfuSystem to bill payers that:

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

Relationships with Physician Offices

As of December 31, 2020, we had business relationships with clinical oncologists in over 2,100 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.

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

Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, as of December 31, 2020, we had gained more facilities than we had lost. We expect this trend to continue for the foreseeable future.

Employees

As of December 31, 2020, we had 292 employees, including 282 full-time employees and 10 part-time or contract employees. None of our employees are unionized.

Material Suppliers

We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by us in 2020. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies. Cardinal Health, Inc. supplied more than 10% of the NPWT medical equipment purchased by us in 2020. The Company has a supply agreement in place with Cardinal Health, Inc.

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

Environmental Laws

We are required to comply with applicable federal, state and local environmental laws regulating the disposal of cleaning agents used in the process of cleaning our ambulatory infusion pumps and NPWT medical equipment, as well as the disposal of sharps and blood products used in connection with the pumps and medical equipment. We do not believe that compliance with such laws has a material effect on our business.

Significant Customers

We have sought to establish contracts with as many third-party payer organizations as commercially practicable, in an effort to ensure that reimbursement is not a significant obstacle for providers who recommend continuous infusion therapy and wish to utilize our services. A third-party payer organization is a health care payer or a group of medical services payers that contracts to provide a wide variety of health care services to enrolled members through participating providers such as us. A payer is any entity that pays on behalf of a member patient.

As of December 31, 2020, we had contracts with nearly 728 third-party payer networks, an increase of 8% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. For 2020 and 2019, our largest contracted payer was a national payer which accounted for approximately 14% and 8% of our ITS net revenues for 2020 and 2019, respectively, and approximately 9% and 5% of our total consolidated net revenues for 2020 and 2019, respectively.

We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payer noted above, no other single payer represented more than 7% of ITS net revenue in 2020.

Competitors

We believe that our competition primarily consists of national, regional, and hospital-owned Durable Medical Equipment providers, physician providers and home care infusion providers and the competitive products and services they offer. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.

●

National Durable Medical Equipment Providers: Other national providers have offerings similar to us. These products and service offerings include, but are not limited to, third-party reimbursement, direct rental and sale of infusion electronic and disposal pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care.

●

Regional Durable Medical Equipment Providers: Regional Durable Medical Equipment providers act as distributors for a variety of medical products. We believe regional Durable Medical Equipment provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional Durable Medical Equipment providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional Durable Medical Equipment providers usually do not have 24x7 nursing services. We believe that Regional Durable Medical Equipment providers have relatively few third-party payer contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.

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

●

Physician Providers: A limited number of physicians maintain an inventory of their own infusion pumps and provide them to patients for a fee. However, we believe that pump utilization in this area tends to be low and the costs associated with ongoing supplies, preventative maintenance and repairs can be relatively high. Moreover, we believe that a high percentage of Durable Medical Equipment claims by doctors are rejected by payers upon first submission, requiring a physician’s staff to spend significant time and effort to resubmit claims and receive payment for treatment. The numerous service and technical questions from patients may present another significant cost to a physician provider’s staff.

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

Regulation of Our Business

Our business is subject to various regulations. Specifically, as a registered Medicare supplier of Durable Medical Equipment and related supplies, we must comply with supplier standards established by CMS regulating Medicare suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS Supplier Standards”). The DMEPOS Supplier Standards consist of 30 requirements that must be met in order for a DMEPOS supplier to be eligible to receive payment for a Medicare-covered item. Some of the more significant DMEPOS Supplier Standards require us to (i) advise Medicare beneficiaries of their option to purchase certain equipment, (ii) honor all warranties under state law and not charge Medicare beneficiaries for the repair or replacement of equipment or for services covered under warranty, (iii) permit CMS agents to conduct on-site inspections to ascertain compliance with the DMEPOS Supplier Standards, (iv) maintain liability insurance in prescribed amounts, (v) refrain from contacting Medicare beneficiaries by telephone, except in certain limited circumstances, (vi) answer questions and respond to complaints of beneficiaries regarding the supplied equipment, (vii) disclose the DMEPOS Supplier Standards to each Medicare beneficiary to whom we supply equipment, (viii) maintain a complaint resolution procedure and record certain information regarding each complaint, (ix) maintain accreditation from a CMS approved accreditation organization, and (x) meet certain specified surety bond requirements.

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

Recent Events in Our Business

Acquisition

On February 3, 2021, the Company announced that it had acquired FilAMed, a privately held biomedical services company based in Bakersfield, California. This acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

Credit Agreement

On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto. The borrowers under the 2021 Credit Agreement are the Company, Holdings, ISI, First Biomedical, and IFC (collectively, the “Borrowers”).

The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75 million, maturing on February 5, 2026. The Revolving Facility may be increased by $25 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).

Amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company's election, a LIBO Rate for Eurodollar loans or an Alternate Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company's leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The initial spread under the 2021 Credit Agreement is 2.00% for Eurodollar loans and 1.00% for ABR loans.

The 2021 Credit Agreement has customary representations and warranties, and the ability to borrow under the facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, investments, asset sales, affiliate transactions and restricted payments, as well as financial covenants, including the following:

●

a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) less 50% of depreciation expense), to consolidated fixed charges (as defined in the 2021 Credit Agreement)) for the prior four most recently ended calendar quarters of 1.20 to 1.00; and

●	a maximum leverage ratio (defined as total indebtedness to EBITDA for the prior four most recently ended calendar quarters) of 3.50 to 1.00.

The 2021 Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the Revolving Facility and accelerate payment of all amounts outstanding thereunder.

Pledge and Security Agreement

Simultaneous with the execution of the 2021 Credit Agreement, the Company entered into a Pledge and Security Agreement to secure repayment of the obligations of the Borrowers. Under the Pledge and Security Agreement, each Borrower has granted to the Agent, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers, including the shares of each of Holdings, ISI and First Biomedical and the equity interests of IFC.

2015 Credit Agreement

On February 5, 2021, in connection with the execution and closing of the 2021 Credit Agreement, the Company, along with its wholly owned subsidiaries as borrowers, terminated the 2015 Credit Agreement. All outstanding loans under the 2015 Credit Agreement have been repaid and all liens under the 2015 Credit Agreement have been released, except that a letter of credit originally issued under the 2015 Credit Agreement in the amount of approximately $0.8 million was transferred to the 2021 Credit Agreement.

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

Changes in the health care reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Such changes may be impacted by the growth in ACOs, reduction of providers by payers, the use of lower cost rental networks and other factors. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the health care reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home health care and other companies that use our services, may adversely affect our ability to market our services profitably. Overall, such dependency and potential changes could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The loss of a relationship with one or more third-party payers could negatively impact our business.

Our contracts for reimbursement with third-party payers are often for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. These evergreen contracts are subject to termination upon written notice. One or more terminations could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration”. Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which affects Medicare payments. For the years ended December 31, 2020 and 2019, the impact on our net revenues was approximately $0.0 million and $0.1 million, respectively. Sequestration mainly applied to payments received from Medicare Advantage plans by the Company. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice, although it has currently been suspended temporarily from May 2020 through March 2021. We also believe that the cuts will likely continue until definitive action is taken by the U.S federal government on this issue.

Payer concentration may adversely impact our business.

As of December 31, 2020, we had contracts with nearly 728 third-party payer networks, an increase of 8% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. For 2020 and 2019, our largest contracted payer was a national payer which accounted for approximately 14% and 8% of our ITS net revenues for 2020 and 2019, respectively, and approximately 9% and 5% of our total consolidated net revenues for 2020 and 2019, respectively.

We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payer noted above, no other single payer represented more than 7% of ITS net revenue in 2020. To the extent such dependency continues, significant fluctuations in revenues, results of operations and liquidity could arise if any other significant contracted payer reduces its reimbursement for the services we provide.

Our billing process is dependent on meeting payer claims processing guidelines which are subject to change at the discretion of the payers. Such changes would materially impact our ability to bill and the timing of such billings, which could materially and adversely impact our net revenues and cash flows, which impact would be even greater if such changes are made by one of our larger payers.

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

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payers. These payment models do not replace the current fee-for-service models nor replace current payer contracts, but rather provide additional financial incentives to certain “accountable” providers to improve quality and lower cost. The implications for the Company will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payers. These provider networks include ACOs, patient-centered primary care medical homes, specialty medical homes, networks accepting bundled payment programs, and other “performance” networks that contract with CMS and commercial payers under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our Durable Medical Equipment services and (ii) whether our services are seen as part of a care delivery model that delivers higher value – higher quality at a lower cost.

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

Our infusion pumps are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and Moog Medical Devices Group. The loss or disruption of our relationships with outside vendors, including pumps, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions due to circumstances beyond our or our suppliers’ control, such as the 2020 outbreak of COVID-19. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

We face periodic reviews and billing audits from governmental and private payers and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

• required refunding or retroactive adjustment of amounts we have been paid by governmental or private payers;

• state or Federal agencies imposing fines, penalties and other sanctions on us;

• loss of our right to participate in the Medicare program, state programs, or one or more private payer networks; or
• damage to our business and reputation in various markets.

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

Our third-party payer contracts do not guarantee annual inflationary increases, typical of the Durable Medical Equipment payer contracting environment. Contracted reimbursement rates are either subject to increases or decreases in CMS program rates or, if not indexed to government rates, are frozen until those payer contracts are reopened and renegotiated. While we monitor reimbursement levels to identify specific payer reimbursement rates that have eroded and renegotiate such rates, we may not be able to maintain or improve overall reimbursement levels, thereby compromising the adequacy of the predicted customer concessions.

We may also face reduced reimbursements from private third-party payers. As a result, our customers may be unable to make timely payments to us. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances, it could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2020, we were under contract with nearly 728 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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

Certain federal, state health care, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are applicable to our business. The laws that are applicable to our business include:

●

the federal health care program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

●

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;

●

HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our 2021 Credit Agreement contains, our 2015 Credit Agreement contained, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:

●	engage in a transaction that results in a change of control, as defined by the 2021 Credit Agreement;
●	create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;
●	make certain investments or acquisitions;
●	create, incur, assume or suffer to exist certain indebtedness;
●	merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;
●	make any disposition or enter into any agreement to make any disposition;
●	repurchase outstanding stock from the open market; and
●	declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.

These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement also contains, and our 2015 Credit Agreement contained, certain financial covenants. As of December 31, 2020, we were in compliance with all the covenants contained in the 2015 Credit Agreement, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.

Economic uncertainty or economic deterioration could adversely affect us.

There continues to be global economic uncertainty. Political changes in the U.S. and abroad, such as the United Kingdom’s recent withdrawal of its membership from the European Union, have contributed to volatility in the global financial markets. In addition, the recent outbreak of COVID-19 has also contributed to economic uncertainty. Continued economic uncertainty may continue to drive stock market and interest rate volatility and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.

Changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes in federal and various state jurisdictions. Changes in tax laws, including, for example, those resulting from the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”) or the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in future periods and otherwise adversely affect our tax positions and/or our tax liabilities. The full impact of the Tax Act or CARES Act on us may change significantly as regulations, interpretations and rulings relating to the Tax Act or CARES Act are issued and additional changes in U.S. federal and state tax laws are made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

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

Under the terms of our 2015 Credit Agreement and 2021 Credit Agreement, our ability to pay dividends on our common stock is limited and we do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.

Restricted stock awards, performance-based restricted stock units and the exercise of stock options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of shares of restricted stock awards (“RSUs”), performance-based restricted stock units (“PSUs”) and outstanding options to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding options, holders of those securities may be likely to exercise their options and sell the common stock acquired upon exercise in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options exercise those options, our common stockholders will incur dilution in their relative percentage ownership.

As of December 31, 2020, options to purchase 1.9 million shares of common stock were outstanding, at a weighted average exercise price of $4.26 per share, of which 1.4 million were exercisable at a weighted average exercise price of $3.33 per share. In addition, RSUs of 0.2 million shares, with a weighted average grant date fair value of $9.78 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 0.2 million shares, with a weighted average grant date fair value of $9.06 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.

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

The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). A definitive analysis necessary to quantify the effect of an ownership change was performed on the net operating loss carryforwards generated prior to December 31, 2019. Based on the analysis, we are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.5 million (and certain other pre-change tax attributes). Our U.S. federal net operating loss carryforwards of approximately $31.5 million will begin to expire in various years beginning in 2029 and $3.4 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. At December 31, 2020, management has determined that the valuation allowance against the U.S. federal and state deferred taxes is no longer required and the valuation allowance of $11.2 million was released, which is described under the heading “Income Taxes” in Note 8 to our Consolidated Financial Statements included in this Form 10-K.

GENERAL RISK FACTORS

The effects of the COVID-19 pandemic could disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.

The widespread outbreak of COVID-19 has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 has not had any material unfavorable effect on our results of operations to date, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions (including the efficacy and distribution of any vaccines); the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19 impacts, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our sales peoples’ access to our clients, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including other risks discussed in this annual report on Form 10-K.

We may become subject to legal and regulatory proceedings that could have a material adverse impact on our business, results of operations and financial condition.

From time to time and in the ordinary course of our business, we and certain of our subsidiaries may become involved in various legal and regulatory proceedings. All such proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation and regulatory proceedings may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.

We do not collect sales or consumption taxes in some jurisdictions.

Our core services are exempt from sales tax or its equivalent in many states. However, there are several states that consider pump rentals, sales and services taxable regardless of method of payment. We are collecting sales tax or its equivalent in numerous jurisdictions. A successful assertion by one or more states or localities requiring us to collect taxes where we currently do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, pandemics, such as the recent outbreak of COVID-19, acts of war or terrorism and other adverse external events may affect our operations. Such events may have a detrimental effect on our gross revenue, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business, financial condition, results of operations and cash flows is materially and adversely affected.

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

Item 1B.      Unresolved Staff Comments.

None.

Item 2.         Properties.

We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country

Rochester Hills	Michigan
Lenexa	Kansas
Canton	Massachusetts
Bakersfield	California
Santa Fe Springs	California
Mississauga	Ontario, Canada

We believe that such office and warehouse space is suitable and adequate for our business.

Item 3.         Legal Proceedings.

From time to time in the ordinary course of our business, we may be involved in legal and regulatory proceedings, the outcomes of which may not be determinable. The results of litigation and regulatory proceedings are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering certain potential losses where such coverage is cost effective.

We are not at this time involved in any proceedings that we believe could have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE American under the symbol INFU.

Holders of Common Equity

As of March 16, 2021, we had approximately 296 stockholders of record of our common stock. This does not include beneficial owners of our common stock. None of our preferred stock is issued or outstanding.

Common Share Repurchase Program

On September 30, 2019, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $5.0 million of the Company’s outstanding common stock through 2020. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing credit agreement. Our ability to repurchase stock is subject to the restrictions and limitations of our credit agreements. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of December 31, 2020, the Company had not repurchased any shares under the Share Repurchase Program.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2020 and 2019, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of our stock plans, at the election of each employee, we can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For both the years ended December 31, 2020 and 2019, we received 0.1 million shares from employees for tax withholding obligations.

During the year ended December 31, 2020, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 6, 2020	6,062	$8.85	N/A	N/A
May 20, 2020	756	$11.68	N/A	N/A
Total	6,818	$9.16	N/A	N/A

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2020.

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

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of five locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. ISI is accredited by the Community Health Accreditation Partner (CHAP) while First Biomedical is ISO certified.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 728 third-party payer networks for the fiscal year ended December 31, 2020, an increase of 8% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) five geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.

During the fourth quarter of 2019, the Company reorganized its segment reporting from one reportable segment to two reportable segments, ITS and DME Services, due to changes in our internal reporting and the information evaluated by our chief operating decision-maker.

ITS Segment

Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other cancers. In 2020, our Oncology Business approximated 95% of our total ITS revenues. In 2020, we generated approximately 50% of our total ITS revenues from treatments for colorectal cancer and 45% of our ITS revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

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
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, includes providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.

●

Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.

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

DME Services Segment

Our DME Services segment’s core service is to (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other durable medical equipment, (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which spread globally and throughout the United States. In response, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effect on our operations to date, the extent and nature of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of the COVID-19 pandemic on the Company, please see Note 14 to our Consolidated Financial Statements included in this Form 10-K.

COVID-19 Comprehensive Financial Impacts

The COVID-19 global pandemic has caused significant disruption to the United States and global economies and has severely impacted the overall healthcare industry and the related supply chain. The focus on preparing and treating large numbers of COVID-19 patients resulted in significant shifts in demand and related shortages in certain types of medical equipment, including infusion pumps, while at the same time reducing capacity for non-COVID-19 services such as elective surgeries. These impacts created a significant net favorable dynamic for InfuSystem resulting in increased net revenues and margins in certain of our service lines only partially offset by reductions in others during 2020. Some of these benefits are not expected to occur in the future, such as elevated levels of sales of new and pre-owned medical equipment, whereas some are expected to continue but partially diminish over time, including a portion of the increased volume of rental revenues. The COVID-19 pandemic has also heightened potential risks that did not impact the Company in 2020 but may impact the Company on a delayed basis such as an unfavorable impact to payer mix caused by extended periods of high unemployment rates in the United States and an increased number of uninsured patients. We continue to prepare for disruptions in the current and future periods, both positive and negative.

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019

	Year Ended	Year Ended
	December 31,	December 31,	Increase/
(in thousands, except share and per share data)	2020	2019	(Decrease)

Net revenues:
ITS	$61,072	$51,540	$9,532
DME Services (inclusive of inter-segment revenues)	41,686	33,363	8,323
Less: elimination of inter-segment revenues	(5,370)	(3,788)	(1,582)
Total	97,388	81,115	16,273
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	39,773	33,063	6,710
DME Services	18,986	13,819	5,167
Total	58,759	46,882	11,877

Selling, general and administrative expenses
Provision for doubtful accounts	791	37	754
Amortization of intangibles	4,285	4,402	(117)
Selling and marketing	9,661	9,932	(271)
General and administrative	35,195	28,986	6,209
Total selling, general and administrative expenses	49,932	43,357	6,575

Operating income	8,827	3,525	5,302

Other expense	(1,284)	(2,001)	717

Income before income taxes	7,543	1,524	6,019
Benefit from (provision for) income taxes	9,789	(163)	9,952

Net income	$17,332	$1,361	$15,971

Net income per share:
Basic	$0.86	$0.07	$0.79
Diluted	$0.80	$0.07	$0.73
Weighted average shares outstanding:
Basic	20,106,940	19,731,498	375,442
Diluted	21,717,216	20,839,396	877,820

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the year ended December 31, 2020 were $97.4 million, an increase of $16.3 million, or 20.1%, compared to $81.1 million for the year ended December 31, 2019. The increase was due to continued market penetration in Oncology and a net favorable impact from the COVID-19 pandemic. The COVID-19 pandemic effects were favorable to the current period net revenues due to strong market demand for infusion pumps including those needed to treat COVID-19 patients which increased both medical equipment sales and medical equipment rental revenues in the DME Services segment. Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $61.1 million increased $9.5 million, or 18.5%, during the year ended December 31, 2020 as compared to the prior year. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, improved third-party payer billing throughput, growth in the pain management business, net revenues from the new NPWT therapy and other market related organic growth. The pain management business net revenue for 2020 increased despite significant country-wide, government-mandated COVID-19 pandemic-related deferrals in elective surgeries during the early months of the COVID-19 outbreak. Decreases in the number of surgeries during the 2020 second quarter were partially offset by an improved revenue volume during the 2020 third and fourth quarters as the number of surgeries recovered during those periods and by an increase in the customer base for 2020 attributable to customer penetration achieved in the fourth quarter of 2019 and the first quarter of 2020.

DME Services

DME Services net revenue of $36.3 million increased $6.7 million, or 22.8%, during 2020 as compared to the prior year. DME Services net revenue excludes inter-segment revenues for both periods. This performance was driven by strong market demand for infusion pumps needed to treat high numbers of COVID-19 patients, expansion of our market share with national home infusion service providers and the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers. The demand benefited both sales of new and pre-owned medical equipment, which increased by $2.6 million, and higher rental revenues, which increased by $3.7 million.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the year ended December 31, 2020 of $58.8 million increased $11.9 million, or 25.3%, from $46.9 million during the year ended December 31, 2019. The increase was driven by the increase in net revenues and a higher gross margin. These improvements were attributable to increases in both operating segments. Gross margin increased to 60.3% during 2020, as compared to 57.8% during the prior year period, an increase of 2.5%.

ITS

ITS gross profit was $39.8 million, during 2020, representing an increase of $6.7 million, or 20.3%, compared to the prior year. The improvement reflected an increase in net revenues and a higher gross margin which improved to 65.1%, an increase of 1.0%, from the prior year. The higher gross margin was the result of improved leverage of fixed costs, including medical equipment depreciation, and a better payer rate mix.

DME Services

DME Services gross profit during 2020 was $19.0 million, representing an increase of $5.2 million, or 37.4%, over the prior year. This increase was due to the COVID-19 pandemic-related increase in net revenues from medical equipment sales and rental revenue and a higher gross margin. The DME gross margin was 52.3% during 2020, which was 5.6% higher than the prior year. This increase was the result of both the improved gross margin mix associated with a greater portion of the generally higher margin rental revenues and higher than average gross margin from sales of medical equipment. Medical equipment sales during 2020 had a higher weighting of pre-owned equipment sales, a typically higher margin business, as compared with sales of new equipment.

Provision for Doubtful Accounts

Provision for doubtful accounts for the year ended December 31, 2020 was $0.8 million, an increase of $0.8 million, compared to the prior year. The provision for doubtful accounts during the current period was mainly attributable to reserves related to our DME Services segment and included provisions recorded for slow paying customers. We did not incur any significant disruptions to payments from our customers during 2020 that can be directly associated with the COVID-19 pandemic; however, we cannot be certain that business disruptions associated with the COVID-19 pandemic will not unfavorably impact future customer collections or our ability to recover unreserved accounts receivable balances.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2020 was $4.3 million representing a decrease of $0.1 million, or 2.7%, compared to 2019. The decrease is attributable to certain intangible assets becoming fully amortized.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 were $9.7 million, a decrease of $0.3 million, compared to 2019. Selling and marketing expenses as a percentage of net revenues decreased to 9.9% compared to 2019, which was 12.2%. This decrease reflected COVID-19 pandemic-related lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS Services segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the year ended December 31, 2020 were $35.2 million, an increase of 21.4% from $29.0 million for the year ended December 31, 2019. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $6.2 million was largely due to an increase in employee compensation related expenses of $5.7 million and higher general business expenses of $0.5 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues, higher short- and long-term management incentive compensation and annual inflationary increases. The higher general business expenses include higher rent and depreciation associated with the relocation of our headquarters in 2019, higher costs for telecommunication services, higher office expenses and increased premiums associated with the Company’s general risk insurance policies. These increases were partially offset by lower outside services expenses and lower travel and entertainment expenses totaling $0.6 million. G&A expenses as a percentage of net revenues for 2020 increased to 36.1% compared to 35.7% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage over fixed costs.

Other Income and Expenses

During the year ended December 31, 2020, we incurred interest expense of $1.3 million, a decrease of $0.6 million, or 34.1%, compared to the year ended December 31, 2019. This was a net result of lower weighted average interest rates on our outstanding debt in 2020 as compared to 2019, which was partially offset by interest on our increased average outstanding borrowings during 2020.

Provision for Income Taxes

As of December 31, 2020, the Company has generated significant pre-tax income on a three-year cumulative basis prompting management to assess available positive and negative evidence regarding the recovery of our net deferred tax assets. Due to this assessment, it was determined that it is more likely than not that the Company will recognize the benefits of its federal and state net deferred tax assets and, as a result, a previously recorded valuation allowance was released totaling $11.2 million. During the year ended December 31, 2020, the Company recorded a benefit for income taxes of $9.8 million, which included the valuation allowance reversal, representing a negative effective tax rate of 130% on pre-tax income of $7.5 million. Without the valuation reserve reversal, the Company would have recorded a provision for income taxes of $1.5 million which would have represented an effective tax rate of 19.4%. This adjusted effective tax rate differed from the U.S. statutory rate mainly due to permanent differences in the amounts of equity compensation expense recognized for book versus tax purposes. During the year ended December 31, 2019, the Company recorded a provision for income taxes of $0.2 million, representing an effective tax rate of 10.7% on pre-tax income totaling $1.5 million. This effective tax rate for 2019 differed from the U.S. statutory rate mainly due to the availability of net operating losses which almost fully offset the current tax provision in most jurisdictions in which we operate and a decrease in the valuation reserve recorded on our net deferred tax assets prior to the current year reversal. On March 27, 2020, the Coronavirus Aid, Relief and Economic Securities (CARES) Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to the COVID-19 pandemic on our financial position and results of operations and determined their impact was not material.

Inflation

Management believes that there has been no material effect on the results of operations or financial condition as a result of inflation or changing prices of our ambulatory infusion pumps during the period from January 1, 2019 through December 31, 2020.

Subsequent Events

We have evaluated subsequent events through the date that our consolidated financial statements are issued.

On February 3, 2021, the Company acquired FilAMed, a privately held biomedical services company based in Bakersfield, California. This acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

On February 5, 2021, the Company entered into a new credit agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and other lenders. The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75 million, maturing on February 5, 2026. On February 5, 2021, the company made an initial borrowing of $30 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”). Further details are described under the heading “Subsequent Events” in Note 15 to the Company’s Consolidated Financial Statements included in this Form 10-K.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreements. As of December 31, 2020, we had cash and cash equivalents of $9.6 million and $10.8 million of availability on our revolving credit facility under the 2015 Credit Agreement compared to $2.6 million of cash and cash equivalents and $9.9 million of revolving credit availability December 31, 2019. Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year from the filing date of this report. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions, particularly in light of the rapidly changing market and economic conditions created by the COVID-19 pandemic. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under our credit agreements. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing. While we did not incur significant disruptions or significant direct unusual expenses during the year ended December 31, 2020 from the COVID-19 pandemic, during the initial stages of the COVID-19 pandemic we used cash and drew on our revolving loan and 2019 Equipment Line (as defined below) to fund an acceleration of our capital expenditures for medical equipment and to increase our inventory levels of disposable medical supplies in conjunction with our COVID-19 pandemic preparedness activities. These amounts leveled off during the 2020 third and fourth quarters approaching normal amounts by December 31, 2020.

Long-Term Debt Activities:

On February 5, 2019, the Company and its primary lender entered into the fifth amendment (the “Fifth Amendment”) to its 2015 Credit Agreement. The Fifth Amendment amended the 2015 Credit Agreement to, among other things:

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

●	revise the 2015 Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets; and
●	revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of December 31, 2020 was $0.9 million.

On November 7, 2019, the Company and its primary lender entered into the sixth amendment (the “Sixth Amendment”) to its 2015 Credit Agreement. The Sixth Amendment amended the 2015 Credit Agreement to, among other things:

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

●	increase the commitment under the revolving facility (the “Revolver”) under the 2015 Credit Agreement to $11.8 million;

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

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single term loan (the “Term Loan”) on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments changed to approximately $1.2 million; and

●

revise Section 5.01(e) of the 2015 Credit Agreement, which governs our obligation to deliver financial statements to the lender, to require us to provide the financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of December 31, 2020, the Company was in compliance with all covenants under the 2015 Credit Agreement.

As of December 31, 2020, the Company’s Term Loan, Equipment Line and 2019 Equipment line under the 2015 Credit Agreement had balances of $21.9 million, $6.0 million and $10.0 million, respectively. The availability under the Revolver was subject to a borrowing base, which is calculated as the sum of the Company’s eligible accounts receivable and eligible inventory as defined by the 2015 Credit Agreement. As of December 31, 2020, the borrowing base was approximately $15.6 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the applicable balance sheet date (in thousands):

	December 31,	December 31,
	2020	2019
Revolver:
Gross Availability	$11,750	$11,750
Outstanding Draws	-	-
Letters of Credit	(800)	(1,750)
Landlord Reserves	(162)	(150)
Availability on Revolver	$10,788	$9,850

As of December 31, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the 2015 Credit Agreement. The actual Eurodollar Loan rate at December 31, 2020 was 2.19% (LIBOR of 0.19% plus 2.00%). The actual CBFR Loan rate at December 31, 2020 was 2.25% (lender’s prime rate of 3.25% minus 1.00%).

As discussed above, subsequent to December 31, 2020, the Company entered into the 2021 Credit Agreement, which replaced the 2015 Credit Agreement.

Share Repurchases

As described previously, on September 30, 2019, our Board of Directors approved the Share Repurchase Program. As of December 31, 2020, the Company has not repurchased any shares under the Share Repurchase Program.

Cash Flows:

Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2020 was $20.3 million compared to $13.9 million for the year ended December 31, 2019. This $6.4 million, or 46.2%, increase was primarily attributable to the positive cash flow effect of increases in net income adjusted for non-cash items of $7.5 million, which was partially offset by an incremental increase in accounts receivable totaling $1.1 million.

Investing Cash Flow. Net cash used in investing activities was $12.2 million for the year ended December 31, 2020 compared to $19.6 million for the year ended December 31, 2019. The decrease in net cash used was primarily due to a $3.8 million decrease in cash used to purchase medical equipment, $1.8 million decrease in cash used to purchase other property and equipment and a $1.8 million increase in proceeds from the sales of medical equipment.

Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2020 was $1.1 million compared to cash provided of $4.1 million for the year ended December 31, 2019. The decrease was primarily attributable to cash used to repurchase common stock to satisfy statutory withholding on stock-based compensation of $1.7 million and a net increase in outstanding borrowing under the 2015 Credit Agreement and other financing totaling $0.4 million. The increase in 2015 Credit Agreement borrowings included $8.4 million in borrowings under the 2019 Equipment Line offset by amortization installments on term notes and other financing totaling $8.0 million.

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

The Company has two separate and distinct performance obligations offered to its customers: a rental service performance obligation or a product sale performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payers, government insurance payers, medical facilities and patients.

The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payer or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and sale of products. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payer rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or pricing adjustments by payers. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payer’s ability to pay are recorded as an allowance for doubtful accounts.

Leases

On January 1, 2019 (the “Effective Date”), the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842); ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, “Topic 842”) using a modified retrospective transition approach, which requires Topic 842 to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.

Topic 842 provides several optional practical expedients that we adopted at transition. We elected the “package of practical expedients”, which does not require us to reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).

Topic 842 also provides practical expedients for an entity’s ongoing accounting. We elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, we did not recognize ROU assets and lease liabilities for these leases.

In adopting Topic 842, we determined and will continue to determine whether an arrangement is a lease at inception. Our operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next ten years. Our leases do not contain any restrictive covenants. Our office leases generally contain renewal options for periods ranging from one to five years. Because we are not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. Our office leases do not contain any material residual value guarantees. Our equipment leases generally do not contain renewal options. We are not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.

For our equipment leases, we used and will use the implicit rate in the lease as the discount rate, when available. Otherwise, we use our incremental borrowing rate as the discount rate. For our office leases, the implicit rate is typically not available, so we used and will use our incremental borrowing rate as the discount rate. Our lease agreements include both lease and non-lease components. We elected the practical expedient that allows us to combine lease and non-lease components for all of our leases.

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

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payers. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. Subsequent to the adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts was $1.0 million and $0.4 million as of December 31, 2020 and 2019, respectively.

Income Taxes

We recognize deferred income tax liabilities and assets based on (i) the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse and (ii) the tax credit carryforwards. Deferred income tax (expense) benefit results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in each tax jurisdiction and we review our tax planning strategies. In the fourth quarter of 2020 we determined that our valuation allowance against U.S. federal and state deferred taxes is no longer required and the valuation allowance of $11.2 million that existed was released. Management has weighed all of the positive and negative evidence and determined that it was more likely than not that the Company would generate sufficient taxable income in the near future to realize all of the deferred tax assets before they expire. The Company turned profitable in 2019 and is profitable in 2020, putting the Company in a three-year cumulative income position. The Company is projecting sufficient pre-tax book income over the next several years to be able to utilize net operating loss carryforwards. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance positions may be necessary.

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

We estimate the impact of uncertain income tax positions on our income tax return. These estimates impact income taxes receivable, accounts payable and accrued liabilities on the balance sheet and provision for income taxes on the income statement. We follow a two-step approach for recognizing uncertain tax positions. First, management evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination. Second, for positions that are determined are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest and penalties. We adjust this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available. For more information, refer to the “Income Taxes” discussion included in Note 8 in the Notes to the Consolidated Financial Statements.

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

We performed our annual impairment analysis of all indefinite-lived intangible assets in October 2020 and determined that the fair value of all the assets was greater than the carrying value, resulting in no impairment of indefinite-lived assets.

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2020 and 2019, respectively, the Company assessed the impairment indicators and found none to be present.

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

Shareholders and Board of Directors

InfuSystem Holdings, Inc.

Rochester Hills, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Third-Party Payer Rental Revenue

As described in Note 2 of the Company’s consolidated financial statements, variable consideration related to third-party payer rentals is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions (“payer reimbursement rates”).  Such payer reimbursement rates are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach. For the year ended December 31, 2020, the Company’s consolidated revenues attributable to third-party payer rentals was $49.3 million.

We identified the estimation of payer reimbursement rates used in the determination of variable consideration from third-party payer rental revenue as a critical audit matter.  Significant assumptions, including rates charged and collection, are used to determine payer reimbursement rates. Auditing management’s estimates involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the inputs to the payer reimbursement rates through tracing to source documents.

●	Testing the calculation of payer reimbursement rates through checking the mathematical accuracy of the calculations.

●	Evaluating management’s estimated payer reimbursement rates by performing a retrospective review of historical estimated payer reimbursement rates to actual reimbursements received.

Income Taxes Valuation Allowance

As discussed in Note 8 to the Company’s consolidated financial statements, the release of the valuation allowance during fiscal year ended December 31, 2020 was $11.2 million.  In assessing the realizability of deferred tax assets, management determined there was sufficient positive evidence that it was more-likely-than-not that its deferred tax assets would be realized and therefore, released the full valuation allowance against the deferred tax assets.

We identified management’s judgments related to the determination of the valuation allowance as a critical audit matter due to significant judgments related to: (i) evaluating the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future, and (ii) evaluating whether sufficient projected future taxable income will be generated to support the full valuation allowance release.  Auditing these judgments involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness and the appropriateness of management’s judgments and assumptions used to support projected taxable income against historical performance of the Company and management’s plans.

●

Utilizing personnel with specialized knowledge and skill in income taxes to assist in the evaluation of the appropriateness of the Company’s tax positions and analysis of the realizability of the deferred tax assets and the conclusions reached.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

March 22, 2021

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except par value and share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$9,648	$2,647
Accounts receivable, net	14,720	12,097
Inventories	3,001	2,899
Other current assets	2,402	1,662

Total current assets	29,771	19,305
Medical equipment for sale or rental	1,603	1,306
Medical equipment in rental service, net of accumulated depreciation	35,611	33,225
Property & equipment, net of accumulated depreciation	4,296	4,037
Intangible assets, net	11,177	15,463
Operating lease right of use assets	4,461	5,733
Deferred income taxes	9,967	-
Other assets	105	155

Total assets	$96,991	$79,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,779	$7,962
Current portion of long-term debt	9,423	8,082
Other current liabilities	6,795	5,803

Total current liabilities	22,997	21,847

Long-term debt, net of current portion	29,378	30,295
Deferred income taxes	-	104
Operating lease liabilities, net of current portion	3,864	4,644

Total liabilities	$56,239	$56,890

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,816,193 and 20,297,704, as of December 31, 2020, respectively, and issued and outstanding 23,400,625 and 19,882,136, as of December 31, 2019, respectively.	2	2
Additional paid-in capital	84,785	83,699
Retained deficit	(44,035)	(61,367)

Total stockholders’ equity	40,752	22,334

Total liabilities and stockholders’ equity	$96,991	$79,224

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands, except share and per share data)	2020	2019

Net revenues	$97,388	$81,115
Cost of revenues	38,629	34,233
Gross profit	58,759	46,882

Selling, general and administrative expenses:
Provision for doubtful accounts	791	37
Amortization of intangibles	4,285	4,402
Selling and marketing	9,661	9,932
General and administrative	35,195	28,986

Total selling, general and administrative	49,932	43,357

Operating income	8,827	3,525

Other expense:
Interest expense	(1,255)	(1,904)
Other expense	(29)	(97)

Income before income taxes	7,543	1,524
Benefit from (provision for) income taxes	9,789	(163)

Net income	$17,332	$1,361

Net income per share:
Basic	$0.86	$0.07
Diluted	$0.80	$0.07
Weighted average shares outstanding:
Basic	20,106,940	19,731,498
Diluted	21,717,216	20,839,396

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury Stock		Total
		Par Value	Paid in	Retained		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balances at January 1, 2019	23,096	$2	$83,167	$(62,728)	(3,518)	$-	$20,441
Stock-based shares issued upon vesting - gross	394	-	139	-	-	-	139
Stock-based compensation expense	-	-	997	-	-	-	997
Employee stock purchase plan	33	-	113	-	-	-	113
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(122)	-	(717)	-	-	-	(717)
Net income	-	-	-	1,361	-	-	1,361
Balances at December 31, 2019	23,401	2	83,699	(61,367)	(3,518)	-	22,334
Stock-based shares issued upon vesting - gross	505	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,610	-	-	-	2,610
Employee stock purchase plan	29	-	190	-	-	-	190
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(147)	-	(1,714)	-	-	-	(1,714)
Common stock - issued	28	-	-	-	-	-	-
Net income	-	-	-	17,332	-	-	17,332
Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	(3,518)	$-	$40,752

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$17,332	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	791	37
Depreciation	9,740	7,940
Loss on disposal of medical equipment and other assets	418	638
Gain on sale of medical equipment	(3,577)	(1,453)
Amortization of intangible assets	4,285	4,402
Amortization of deferred debt issuance costs	17	37
Stock-based compensation	2,610	997
Deferred income taxes	(10,071)	104
Changes in Assets - Increase:
Accounts receivable	(2,631)	(1,560)
Inventories	(102)	(645)
Other current assets	(740)	(290)
Other assets	(186)	(129)
Changes in Liabilities - Increase:
Accounts payable and other liabilities	2,394	2,436
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,280	13,875
INVESTING ACTIVITIES
Purchase of medical equipment	(15,820)	(19,669)
Purchase of property and equipment	(1,094)	(2,926)
Proceeds from sale of medical equipment, property and equipment	4,752	2,952
NET CASH USED IN INVESTING ACTIVITIES	(12,162)	(19,643)
FINANCING ACTIVITIES
Principal payments on term loans, equipment line, revolving credit facility and other financing	(37,180)	(4,868)
Cash proceeds from 2019 equipment line, equipment line, revolving credit facility and other financing	37,587	9,436
Debt issuance costs	-	(6)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,714)	(717)
Cash proceeds from stock plans	190	252
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,117)	4,097
Net change in cash and cash equivalents	7,001	(1,671)
Cash and cash equivalents, beginning of year	2,647	4,318
Cash and cash equivalents, end of year	$9,648	$2,647

See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information for the years ended December 31 (in thousands):

(in thousands)	2020	2019

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,214	$1,705
Cash paid for income taxes	102	111
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$793	$2,773

(a) Amounts consist of current liabilities for medical equipment that have not been included in investing activities. These amounts have not been paid for as of December 31, 2020 and 2019, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Basis of Presentation and Nature of Operations

InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from five locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts and Ontario, Canada. InfuSystem Inc. (“ISI”), which is an operating subsidiary of the Company, is accredited by the Community Health Accreditation Program while First Biomedical, Inc. (First Biomedical), which is an operating subsidiary of the Company, is ISO certified.

The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by the Company in 2020. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies. Cardinal Health, Inc. supplied more than 10% of the NPWT medical equipment purchased by the Company in 2020. The Company has a supply agreement in place with Cardinal Health, Inc.

In addition, the Company sells or rents new and pre-owned pole-mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices, as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. The Company also provides these products and services to customers in the hospital market.

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

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payers. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for doubtful accounts is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts was $1.0 million and $0.4 million as of December 31, 2020 and 2019, respectively.

Inventories

The Company’s inventories consist of disposable medical supplies, replacement parts and other supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company periodically performs an analysis of slow-moving inventory and records a reserve based on estimated obsolete inventory, which was $0.1 million as of December 31, 2020 and 2019.

Medical Equipment

Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a sale is recorded in the current period. The Company periodically performs an analysis of slow-moving Equipment used in service to generate rental revenue and records a reserve based on estimated obsolescence, which was $0.9 and $0.7 million as of December 31, 2020 and 2019, respectively. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of December 31, 2020 and 2019.

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

Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible assets with their carrying amounts. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company determines the fair value for trade names with indefinite lives through the royalty relief income valuation approach. The Company performed its annual impairment analysis as of the last day of October 2020 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.

Software Capitalization and Depreciation

The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the years ended December 31, 2020 and 2019, respectively. Amortization expense for capitalized software was $1.9 million in 2020 and $2.0 million in 2019.

Impairment of Long-Lived Assets

Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group.

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2020 and 2019, respectively, the Company assessed the impairment indicators and found none to be present.

Leases

On January 1, 2019 (the “Effective Date”), the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842); ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements (collectively, “Topic 842”) using a modified retrospective transition approach, which requires Topic 842 to be applied to all leases existing at the date of initial application. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.

Topic 842 provides several optional practical expedients that we adopted at transition. The Company elected the “package of practical expedients”, which does not require it to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).

Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, the Company did not recognize ROU assets and lease liabilities for these leases.

In adopting Topic 842, the Company determined and will continue to determine whether an arrangement is a lease at inception. The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next ten years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options. The Company is not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.

For the Company’s equipment leases, the Company used and will use the implicit rate in the lease as the discount rate, when available. Otherwise, the Company uses its incremental borrowing rate as the discount rate. For the Company’s office leases, the implicit rate is typically not available, so the Company used and will use its incremental borrowing rate as the discount rate. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. The Company’s lease agreements include both lease and non-lease components. The Company elected the practical expedient that allows it to combine lease and non-lease components for all of its leases.

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

Revenue Recognition

Revenue is recognized at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.

The Company has two separate and distinct performance obligations offered to its customers: a rental service performance obligation or a product sale performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payers, government insurance payers, medical facilities and patients.

The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payer or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and sale of products. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payer rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or pricing adjustments by payers. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payer’s ability to pay are recorded as an allowance for doubtful accounts.

Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that the estimates will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded. Due to continuing changes in the health care industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have a material impact on the Company’s results of operations and cash flows.

Cost of Revenues

Cost of revenues include the costs of servicing and maintaining pumps, products sold, shipping and other direct and indirect costs related to net revenues. Shipping and handling costs incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost.

Customer Concentration

For 2020 and 2019, the Company’s largest contracted payer was a national payer which accounted for approximately 14% and 8% of ITS net revenues for 2020 and 2019, respectively, and approximately 9% and 5% of total consolidated net revenues for 2020 and 2019, respectively.

The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. Other than the payer noted above, no other single payer represented more than 7% of the Company’s ITS net revenue.

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

Share-Based Payments

The Company determines the fair value of stock option awards, restricted stock awards and stock appreciation rights (collectively, “Share-Based Awards”) on the date of grant using option-pricing models which are affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the Share-Based Awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The Company uses historical data to estimate Share-Based Awards exercise rates. The expected term represents the period over which the Share-Based Awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the Share-Based Awards. All Share-Based Awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.

Additionally, the Company also determines the fair value of performance-based restricted stock units (“PSUs”) based upon the type of performance measure. These awards typically vest after the Company’s achievement of either Company performance relative to specified performance measure goals for a specific fiscal period or when the market value of the Company’s stock price reaches a target value for a minimum number of consecutive trading days. Under Financial Accounting Standards Board (“FASB”) ASC Topic 718, the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to complete a “Monte Carlo simulation” to account for the market condition. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares subject to the award. Company performance measure goals are considered a performance condition and the grant-date fair value for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date.

Deferred Debt Issuance Costs

Capitalized debt issuance costs as of December 31, 2020 and 2019 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.

Earnings Per Share

The Company reports its earnings per share in accordance with ASU 2017-11, Earnings Per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and restricted stock awards due to participants granted from the 2014 stock incentive plan. Anti-dilutive stock awards are comprised of stock options and unvested restricted stock awards, which would have been anti-dilutive in the application of the treasury stock method in accordance with ASU 2017-11, Earnings Per Share (Topic 260). In periods where the Company records a net loss, the diluted per share amount is the same as the basic per share amount.

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share as of December 31 (in thousands, except shares):

	2020	2019
Numerator:
Net income (in thousands)	$17,332	$1,361
Denominator:
Weighted average common shares outstanding:
Basic	20,106,940	19,731,498
Dilutive effect of restricted shares and options	1,610,276	1,107,898
Diluted	21,717,216	20,839,396

Stock options of less than 0.1 million shares were not included in the calculations for both the years ended December 31, 2020 and 2019 because they would have an anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2020 and 2019 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).

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

3.         Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type as of December 31 (in thousands):

	2020	2019

Third-Party Payer Rentals	$49,266	$40,510
Direct Payer Rentals	$30,765	$26,269
Product Sales	$17,357	$14,336

Total - Net revenues	$97,388	$81,115

Third-Party Payer Rentals are entirely attributed to revenues of the ITS segment. Product Sales are entirely attributed to revenues of the DME Services segment. For the year ended December 31, 2020, $11.8 million and $19.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the year ended December 31, 2019, $11.0 million and $15.3 million were attributed to the ITS and DME Services segments, respectively.

The following table presents the Company’s disaggregated revenue by offering type as a percentage of total net revenues as of December 31:

	2020	2019

Third-Party Payer Rentals	50.6%	49.9%
Direct Payer Rentals	31.6%	32.4%
Product Sales	17.8%	17.7%

Total - Net revenues	100.0%	100.0%

4.         Medical Equipment

Medical equipment consisted of the following as of December 31 (in thousands):

	2020	2019
Medical Equipment for sale or rental	$1,636	$1,334
Medical Equipment for sale or rental - pump reserve	(33)	(28)
Medical Equipment for sale or rental - net	1,603	1,306

Medical Equipment in rental service	83,411	75,853
Medical Equipment in rental service - pump reserve	(893)	(720)
Accumulated depreciation	(46,907)	(41,908)
Medical Equipment in rental service - net	35,611	33,225

Total	$37,214	$34,531

Depreciation expense for medical equipment for the years ended December 31, 2020 and 2019 was $8.9 million and $7.5 million, respectively, which were recorded in “cost of revenues” for each period.

5.         Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2020
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,742	$(2,018)	$1,724
Automobiles	117	(102)	15
Leasehold improvements	3,416	(859)	2,557

Total	$7,275	$(2,979)	$4,296

	2019
	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,202	$(1,928)	$1,274
Automobiles	117	(90)	27
Leasehold improvements	3,366	(630)	2,736

Total	$6,685	$(2,648)	$4,037

Depreciation expense for property and equipment for each of the years ended December 31, 2020 and 2019 was $0.8 million and $0.5 million, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.         Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2020 and 2019 were as follows (in thousands):

	2020
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(28,924)	7,610
Software	11,230	(9,663)	1,567

Total nonamortizable and amortizable intangible assets	$49,787	$(38,610)	$11,177

	2019
	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000
Amortizable intangible assets
Trade names	23	(23)	-
Physician and customer relationships	36,534	(26,550)	9,984
Software	11,230	(7,751)	3,479

Total nonamortizable and amortizable intangible assets	$49,787	$(34,324)	$15,463

The weighted average remaining lives of physician and customer relationships and software were seven years and one year, respectively, as of December 31, 2020.

The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2020 and 2019, respectively, the Company assessed the impairment indicators and found none to be present.

Amortization expense for intangible assets for the years ended December 31, 2020 and 2019 was $4.3 million and $4.4 million, respectively, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of December 31, 2020 is as follows (in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter
Amortization expense	$3,930	$2,051	$548	$548	$367	$1,733

7.         Debt

On February 5, 2019, the Company and its primary lender entered into the fifth amendment (the “Fifth Amendment”) to its Credit Agreement entered into on March 23, 2015 (as amended, the “2015 Credit Agreement”). The Fifth Amendment amended the 2015 Credit Agreement to, among other things:

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

●	revise the 2015 Credit Agreement’s maximum permitted indebtedness to finance the acquisition, construction or improvement of any fixed or capital assets; and
●	revise the maximum leverage ratio for each of the quarters during December 31, 2018 and December 31, 2019.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of December 31, 2020 was $0.9 million.

On November 7, 2019, the Company and its primary lender entered into the sixth amendment (the “Sixth Amendment”) to its 2015 Credit Agreement. The Sixth Amendment amended the 2015 Credit Agreement to, among other things:

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

●	increase the commitment for the revolving credit facility (the “Revolver”) under the 2015 Credit Agreement to $11.8 million;
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

●

reflect the refinancing of the Term A Loans, Term B Loans and Term C Loan as a single term loan (the “Term Loan”) on the Sixth Amendment Effective Date and, commencing on the last Business Day of December 2019, the consecutive quarterly principal installment payments changed to approximately $1.2 million; and

●

revise Section 5.01(e) of the 2015 Credit Agreement, which governs the Company’s obligation to deliver financial statements to the lender, to require the Company to provide financial statements (x) as soon as possible but in any event within 30 days of the end of each fiscal quarter, or within 30 days of the end of each calendar month if any revolving loans were outstanding in month, (y) in connection with, and prior to, requesting any letter of credit and (z) at such other times as may be requested by the lender.

These debt amendments were accounted for as debt modifications. As of December 31, 2020, the Company was in compliance with all financial covenants under the 2015 Credit Agreement.

As of December 31, 2020, the Company’s Term Loan, Equipment Line and 2019 Equipment line under the 2015 Credit Agreement had balances of $21.9 million, $6.0 million and $10.0 million, respectively. The availability under the Revolver is subject to a borrowing base, which is calculated as the sum of the Company’s eligible accounts receivable and eligible inventory as defined by the 2015 Credit Agreement. As of December 31, 2020, the borrowing base was approximately $15.6 million, which exceeded the gross available borrowing amount of $11.8 million. The following table illustrates the net availability under the Revolver as of the applicable balance sheet date (in thousands):

	December 31,	December 31,
	2020	2019
Revolver:
Gross availability	$11,750	$11,750
Outstanding draws	-	-
Letters of credit	(800)	(1,750)
Landlord reserves	(162)	(150)
Availability on Revolver	$10,788	$9,850

The Company had future maturities of loans as of December 31, 2020 as follows (in thousands):

	2021	2022	2023	2024	2025 and thereafter	Total
Term Loan	$4,615	$4,615	$4,615	$8,075	$-	$21,920
Equipment Line	1,600	1,600	1,600	1,200	-	6,000
2019 Equipment Line	2,500	2,000	2,000	3,500	-	10,000
Unamortized value of debt issuance costs	(17)	(17)	(17)	(15)	-	(66)
Other financing	725	222	-	-	-	947
Total	$9,423	$8,420	$8,198	$12,760	$-	$38,801

The following is a breakdown of the Company’s current and long-term debt as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Term Loan	$4,615	$17,305	$21,920	$5,768	$21,919	$27,687
Equipment Line	1,600	4,400	6,000	1,600	6,000	7,600
2019 Equipment Line	2,500	7,500	10,000	79	1,495	1,574
Unamortized value of debt issuance costs	(17)	(49)	(66)	(17)	(66)	(83)
Other financing	725	222	947	652	947	1,599
Total	$9,423	$29,378	$38,801	$8,082	$30,295	$38,377

As of December 31, 2020, interest on the credit facility is payable at our option as a (i) Eurodollar Loan, which bears interest at a per annum rate equal to the applicable 30-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bears interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio as defined in the 2015 Credit Agreement. The actual Eurodollar Loan rate at December 31, 2020 was 2.19% (LIBOR of 0.19% plus 2.00%). The actual CBFR Loan rate at December 31, 2020 was 2.25% (lender’s prime rate of 3.25% minus 1.00%).

Subsequent to December 31, 2020, the Company entered into the 2021 Credit Agreement, which replaced the 2015 Credit Agreement. For more information regarding the 2021 Credit Agreement, refer to the “Subsequent Events” discussion included in Note 15 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

8.         Income Taxes

The following table summarizes the Company’s income before income taxes for the years ended December 31 (in thousands):

	2020	2019
U.S income	$6,623	$1,413
Non-U.S. income	920	111
Income before income taxes	$7,543	$1,524

The following table summarizes the Company’s components of the consolidated benefit from (provision for) income taxes for the years ended December 31 (in thousands):

	2020	2019
U.S Federal income tax benefit (expense)
Current	$(11)	$-
Deferred	8,346	(104)
Total U.S. Federal income tax benefit (expense)	8,335	(104)
State and local income tax benefit (expense)
Current	(66)	(29)
Deferred	1,725	-
Total state and local income tax benefit (expense)	1,659	(29)
Foreign income tax expense
Current	(205)	(30)
Total income tax benefit (expense)	$9,789	$(163)

The following table summarizes activity related to the Company’s valuation allowance for the years ended December 31 (in thousands):

	2020	2019
Valuation allowance at the Beginning of Period	$(11,250)	$(11,370)
Income tax expense	-	-
Release of valuation allowance	11,250	120
Valuation allowance at the End of Period	$-	$(11,250)

The following table summarizes a reconciliation of the Company’s effective income tax rate to the U.S. federal statutory rate for the years ended December 31:

	2020	2019
Income tax expense at the statutory rate	21.0%	21.0%
State and local income tax expense	5.1%	2.0%
Foreign income tax	0.2%	2.0%
Permanent differences	(8.4%)	(5.8%)
Decrease in valuation allowance	(149.2%)	(7.9%)
Other adjustments	1.5%	(0.6%)
Effective income tax rate	(129.8%)	10.7%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of December 31 (in thousands):

	2020	2019
Deferred Federal tax assets –
Bad debt reserves	$1,570	$1,459
Stock-based compensation	656	443
Net operating loss	7,337	7,991
Operating lease liabilities	1,014	1,271
Accrued compensation	757	451
Inventories	214	27
Goodwill and intangible assets	832	1,688
Research & development credits	533	533
Other credits	30	25
Other	54	194
Total deferred Federal tax assets	12,997	14,082
Less: valuation allowance	-	(9,553)
Net deferred Federal tax assets	12,997	4,529
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,393)	(3,366)
Right-of-use assets	(937)	(1,204)
Total deferred Federal tax liabilities	(4,330)	(4,570)
Net deferred Federal tax assets (liabilities)	8,667	(41)
Total deferred state and local tax assets (a)	1,300	1,634
Less: valuation allowance	-	(1,697)
Net deferred state and local tax assets (liabilities)	1,300	(63)
Net deferred tax assets (liabilities)	$9,967	$(104)

(a) at December 31, 2020 and 2019, this includes state and local net operating losses of $1.2 million and $1.4 million, respectively.

The Company’s U.S. federal net operating loss carryforward for tax purposes was $34.9 million at December 31, 2020, resulting in a federal deferred tax asset of $7.3 million. Approximately $31.5 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2029. $3.4 million of U.S. federal net operating loss carryforwards have an indefinite life. The Company’s state net operating loss carryforward of approximately $1.2 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2021, though a substantial portion expires beyond 2021. Approximately $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). A definitive analysis necessary to quantify the effect of an ownership change was performed on the net operating loss carryforwards generated prior to December 31, 2019. Based on the analysis, the Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.5 million (and certain other pre-change tax attributes).

In the fourth quarter of 2020 it was determined that the valuation allowance against the U.S. federal and state deferred taxes is no longer required and the valuation allowance of $11.2 million that existed was released. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Cumulative income in recent years and projected future taxable income is the basis for the Company’s assessment that the deferred tax assets no longer require a full valuation allowance.

The Company had no uncertain tax positions for the years ended December 31, 2020 and 2019.

The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2017 through 2020 are open to examination by the Internal Revenue Service. The Company currently has an open audit with the Internal Revenue Service in relation to the Company’s 2018 federal income tax return. Under examination, the Internal Revenue Service may redetermine the correct taxable income for a closed year (pre-2017) to determine either the amount of the federal net operating loss carryforward deduction reported in the open years or the amount of a federal net operating loss deduction that is absorbed in a closed year and supports the determination of the available federal net operating loss deduction for the open years under examination. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2016 through 2020 are subject to examination by the Canada Revenue Agency.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The Company, under the CARES Act, deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which is included in other liabilities. The $0.7 million balance of the deferred Social Security taxes is expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively. On April 15, 2020, the Company received a $4.1 million loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, the Company repaid this loan in full on May 7, 2020.

9.         Commitments and Contingencies

From time to time in the ordinary course of its business, the Company may be involved in legal and regulatory proceedings, the outcomes of which may not be determinable. The results of litigation and regulatory proceedings are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The Company is not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. The Company has insurance policies covering potential losses where such coverage is cost effective.

The Company is not at this time involved in any proceedings that the Company believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

10.       Leases

The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases. During the year ended December 31, 2020, the Company entered into four leases for equipment.

The components of the Company’s lease costs consisted of the following as of December 31 (in thousands):

	2020	2019
Operating lease cost	$1,617	$1,948
Variable lease cost	315	291
Total lease cost	$1,932	$2,239

Lease costs for the year ended December 31, 2020 of approximately $1.3 million and $0.6 million, were recorded to G&A expenses and cost of revenues, respectively. Lease costs for the year ended December 31, 2019 of approximately $1.2 million and $1.0 million, were recorded to G&A expenses and cost of revenues, respectively.

Supplemental cash flow information and non-cash activity related to the Company’s leases was as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$1,603	$1,610

ROU assets obtained in exchange for lease obligations:
Operating leases	$264	$4,545

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$-	$22

Weighted average remaining lease terms and discount rates for the Company’s leases as of December 31, 2019 are as follows:

	2020	2019

	Years	Years
Weighted average remaining lease term:
Operating leases	7.0	7.4
	Rate	Rate
Weighted average discount rate:
Operating leases	7.8%	7.7%

Future maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Operating Leases
2021	$1,108
2022	1,045
2023	941
2024	949
2025	914
Thereafter	2,253
Total undiscounted lease payments	7,210
Less: Imputed interest	(2,380)
Total lease liabilities	$4,830

11.       Share-based Compensation

All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.

Stock Incentive Plan

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, restricted stock awards (“RSUs”) and PSUs were made available to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Stock options are granted at, or above, fair market value and generally expire in five to ten years from the grant date. RSUs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to three years. PSUs are granted at the fair market value on the date of grant and generally become exercisable over a period of up to three years based on the performance of a specific achievement. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Stock options, RSUs and PSUs are issued from shares under the Company’s plan described below. Grants may be made in the form of stock options, restricted stock awards, performance-based restricted stock units, unrestricted common stock or stock appreciation rights (“SARs”).

On April 23, 2014, the Company’s Board adopted the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provided for the issuance of a maximum of 2.0 million shares of common stock in connection with the grant of stock-based or stock-denominated awards. On July 19, 2018, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be issued under the 2014 Plan. On May 15, 2019, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be issued under the 2014 Plan. As of December 31, 2020, a total of approximately 0.4 million common shares remained available for future grant under the 2014 Plan.

The Company granted stock options under the 2014 Plan during the years ended December 31, 2020 and 2019, respectively.

Shares Forgone to Satisfy Minimum Statutory Withholdings

During the years ended December 31, 2020 and 2019, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees after satisfaction of an individual employees' tax withholding obligations. For both of the years ended December 31, 2020 and 2019, the Company received 0.1 million shares from employees for tax withholding obligations.

Restricted Stock Awards

During the year ended December 31, 2020, the Company granted 0.2 million restricted stock awards. During the year ended December 31, 2019, the Company granted less than 0.1 million restricted stock awards. Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan, for the years ended December 31:

		Weighted
		average
		grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2018	129,583	$1.42

Granted	26,000	7.04
Vested	(58,314)	3.17	$712,969
Vested shares forgone to satisfy minimum statutory withholding	(71,269)	3.17	$422,779
Forfeitures	-	-

Unvested at December 31, 2019	26,000	7.04
Granted	156,250	10.12
Vested	(28,432)	9.28	$367,273
Vested shares forgone to satisfy minimum statutory withholding	(6,818)	9.28	$62,479
Forfeitures	(2,000)	11.68
Unvested at December 31, 2020	145,000	$9.78

As of December 31, 2020, there was $1.0 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over the period ending in 2023.

Performance-Based Restricted Stock Units

During the year ended December 31, 2020, the Company granted approximately 0.2 million PSUs. During the year ended December 31, 2019, the Company did not grant any PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These awards typically vest after the Company’s achievement of either Company performance relative to specified performance measure goals for a specific fiscal period or when the Company’s stock price reaches a target value for a minimum number of consecutive trading days. Approximately three-fourths of the PSUs granted in 2020 are earned based on the market-based condition, while the other one-fourth are earned based on specified Company performance measure conditions. In the case of the market-based condition, awards are paid in stock immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the specified Company performance measure, awards can be earned at 50% of the target number of shares for achieving a minimum threshold or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals.

Under FASB ASC Topic 718, the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to complete a “Monte Carlo simulation” to account for the market condition. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares subject to the award. Company performance measure goals are considered a performance condition and the grant-date fair value for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date.

The following table summarizes the Company’s PSU activity for the years ended December 31:

		Weighted
		average
		grant
	Number of	date fair	Aggregate
	shares	value	fair value

Unvested at December 31, 2019	-	-
Granted	232,500	9.06
Unvested at December 31, 2020	232,500	$9.06

As of December 31, 2020, there was $1.7 million of pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for future forfeitures and changes to management’s expectations of the probable outcomes of the performance conditions, if any. The Company expects to recognize such cost over the period ending in 2022.

Employee Stock Purchase Plan

In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. On September 7, 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2020, there were 187,676 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program for the years ended December 31:

	2020	2019
Compensation expense	$108,589	$43,030
Shares of stock sold to employees	30,012	33,742
Weighted average fair value per ESPP award	$7.43	$3.94

Stock Options

The Company calculates the fair value of stock option awards using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term, risk-free interest rates and dividend yields. The expected volatility assumption is based on historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the stock option granted. The Company uses historical volatility because management believes such volatility is representative of prospective trends. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the stock option awarded. The Company uses historical exercise data to determine the expected lives. Dividend yields have not been a factor in determining fair value of stock options granted as the Company has never issued cash dividends and does not anticipate issuing cash dividends in the future.

During the year ended December 31, 2020, the Company granted 0.3 million stock options, of which 0.1 million were issued to Board members at exercise prices based on a preceding five-day average price on the date of grant with a vesting period of 12 months. During the year ended December 31, 2019, the Company granted 0.7 million stock options, of which 0.1 million were issued to Board members at exercise prices based on the stock price as of the date of grant with a vesting period of 12 months. The following tables detail the various stock option and inducement stock option activity for the years ended December 31:

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
	of Authorized	Average Exercise	Contractual	Intrinsic
2014 Plan (Options)	Shares	Price	Term (in Years)	Value
Outstanding at December 31, 2018	2,224,167	$2.67	3.01	$-

Granted	670,000	$3.77	4.40
Exercised	(213,056)	2.33		624,462
Exercised shares forgone to satisfy minimum statutory withholding	(51,339)	2.33
Cashless exercise	(184,493)	2.33
Forfeited	(101,946)	3.63

Outstanding at December 31, 2019	2,343,333	$2.99	1.81	$12,989,767

Exercisable at December 31, 2019	1,501,750	$2.69

Granted	331,000	10.38	8.59
Exercised	(334,184)	2.77		3,135,211
Exercised shares forgone to satisfy minimum statutory withholding	(125,714)	2.77
Cashless exercise	(164,751)	2.77
Forfeited	(90,336)	3.96

Outstanding at December 31, 2020	1,959,348	$4.26	4.42	$28,449,362

Exercisable at December 31, 2020	1,362,932	$3.33

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

			Weighted-
			Average
	Number	Weighted-	Remaining	Aggregate
Inducement	of Authorized	Average Exercise	Contractual	Intrinsic
Options	Shares (1)	Price	Term (in Years)	Value
Outstanding at December 31, 2018	125,000	$2.55	5.42	$111,250

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2019	125,000	$2.55	4.42	$747,500

Granted	-	-	-	-
Exercised	(27,940)	2.55	-	242,519
Exercised shares forgone to satisfy minimum statutory withholding	(12,417)	2.55	-	-
Cashless exercise	(14,330)	2.55	-	-
Forfeited	(70,313)	2.55	-	-

Outstanding at December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020	-	$-

Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

(1) Represents inducement stock options to purchase shares of the Company's Common Stock to executive level managers.

The following table summarizes information about stock options outstanding at December 31, 2020:

			Options Outstanding			Options Exercisable
2014 Plan (Options):
Range of Exercise Prices			Number of Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price

$2.01	-	$3.00	870,011	3.20	$2.26	784,178	$2.26
$3.01	-	$4.00	423,336	2.74	$3.23	301,669	$3.21
$4.01	-	$5.00	335,001	5.60	$4.70	198,335	$4.70
$6.01	-	$7.00	50,000	4.21	$6.82	-	$-
$8.01	-	$9.00	20,000	9.02	$8.55	-	$-
$11.01	-	$12.00	245,000	9.38	$11.07	78,750	$11.07
$13.01	-	$14.00	16,000	9.62	$13.30	-	$-

Outstanding at December 31, 2020			1,959,348	4.42	$4.26	1,362,932	$3.33

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted during the years ended December 31:

Stock Options:	2020			2019
Expected volatility	42%	to	51%	36%	to	38%
Risk free interest rate	0.20%	to	1.56%	1.80%	to	2.36%
Expected lives at date of grant (in years)		3.25			4.63
Weighted average fair value of options granted		$3.87			$1.61

Stock-based compensation expense

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses for the years ended December 31 (in thousands):

	2020	2019
Restricted share expense	$1,687	$190
Stock option and SARs expense	923	807
Total stock-based compensation expense	$2,610	$997

Share Repurchase Program

On September 30, 2019, the Company’s Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $5.0 million of the Company’s outstanding common stock through 2020. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s credit agreements. The Company’s ability to repurchase stock is subject to the restrictions and limitations of its credit agreements. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of December 31, 2020, the Company had not repurchased any shares under the Share Repurchase Program.

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

The financial information summarized below is presented by reportable segment:

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$61,072	$36,316	$-	$97,388
Net revenues - internal	-	5,370	(5,370)	-
Total net revenues	61,072	41,686	(5,370)	97,388
Gross profit	39,773	18,986	-	58,759

Selling , general and administrative expenses			49,932	49,932
Interest expense			(1,255)	(1,255)
Other expense			(29)	(29)
Benefit from income taxes			9,789	9,789

Net income				$17,332

Total assets	$68,472	$26,519	$2,000	$96,991
Purchases of medical equipment	$9,583	$6,237	$-	$15,820
Depreciation and amortization of intangible assets	$10,708	$3,317	$-	$14,025

2019
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$51,540	$29,575	$-	$81,115
Net revenues - internal	-	3,788	(3,788)	-
Total net revenues	51,540	33,363	(3,788)	81,115
Gross profit	33,063	13,819	-	46,882

Selling, general and administrative expenses			43,357	43,357
Interest expense			(1,904)	(1,904)
Other expense			(97)	(97)
Provision for income taxes			(163)	(163)

Net income				$1,361

Total assets	$54,292	$22,932	$2,000	$79,224
Purchases of medical equipment	$14,216	$5,453	$-	$19,669
Depreciation and amortization of intangible assets	$9,457	$2,885	$-	$12,342

The presentation of gross profit above was revised from the 2019 Consolidated Financial Statements to include inter-segment revenues in the DME Services segment column from the prior presentation within the Corporate/Eliminations column. This revision is considered immaterial to the prior period based on the Company’s assessment.

13.       Employee Benefit Plans and Other

The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2020 and 2019, the Company’s matching contributions were $0.8 million and $0.7 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2020 and 2019, accrued payroll liabilities included in Other current liabilities were $2.8 million and $3.5 million, respectively.

14.       COVID-19

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

We have taken a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. Other specific actions we have taken include purchasing additional inventory of supplies and pumps, as well as purchasing personal protective equipment for our employees. While the Company’s business is considered critical, we are unable to predict the impact that the COVID-19 pandemic will have on future periods due to numerous uncertainties. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the year ended December 31, 2020, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business.

15.       Subsequent Events

Acquisition

On February 3, 2021, the Company announced that it had acquired FilAMed, a privately held biomedical services company based in Bakersfield, California, for an approximate purchase price of $1.4 million.  The initial accounting for the business combination, including the estimated fair value of the assets and liabilities acquired, is incomplete as a result of the timing of the acquisition. This acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

Credit Agreement

On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto. The borrowers under the 2021 Credit Agreement are the Company, InfuSystem Holdings USA, Inc. (“Holdings”), ISI, First Biomedical, , and IFC LLC (“IFC” and, collectively with the Company, Holdings, ISI and First Biomedical, the “Borrowers”).

The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75 million, maturing on February 5, 2026. The Revolving Facility may be increased by $25 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).

Amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company's election, a LIBO Rate for Eurodollar loans or an Alternate Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company's leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The initial spread under the 2021 Credit Agreement is 2.00% for Eurodollar loans and 1.00% for ABR loans.

The 2021 Credit Agreement has customary representations and warranties, and the ability to borrow under the facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, investments, asset sales, affiliate transactions and restricted payments, as well as financial covenants, including the following:

●

a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) less 50% of depreciation expense), to consolidated fixed charges (as defined in the 2021 Credit Agreement)) for the prior four most recently ended calendar quarters of 1.20 to 1.00; and

●	a maximum leverage ratio (defined as total indebtedness to EBITDA for the prior four most recently ended calendar quarters) of 3.50 to 1.00.

The 2021 Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the Revolving Facility and accelerate payment of all amounts outstanding thereunder.

Pledge and Security Agreement

Simultaneous with the execution of the 2021 Credit Agreement, the Company entered into a Pledge and Security Agreement to secure repayment of the obligations of the Borrowers. Under the Pledge and Security Agreement, each Borrower has granted to the Agent, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets of each of the Borrowers, including the shares of each of Holdings, ISI and First Biomedical and the equity interests of IFC.

2015 Credit Agreement

On February 5, 2020, in connection with the execution and closing of the 2021 Credit Agreement, the Company, along with its wholly owned subsidiaries as borrowers, terminated the 2015 Credit Agreement. All outstanding loans under the 2015 Credit Agreement have been repaid and all liens under the 2015 Credit Agreement have been released, except that a letter of credit originally issued under the 2015 Credit Agreement in the amount of approximately $0.8 million was transferred to the 2021 Credit Agreement.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2020 that our disclosure controls and procedures were effective.

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2020 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors”, “Board of Directors and Committees of the Board of Directors”, “Executive Officers”, and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.       Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation”, and “Executive Compensation” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

		Number of securities to be issued upon exercise of outstanding options and rights ( a )	WeightedAverage Exercise Price of options and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securites reflected in column (a)) (2) ( c )
Plan Category:
Equity compensation plans approved by security holders:	(1)
2014 Plan		2,341,848	$5.09	417,477
Total		2,341,848	$5.09	417,477

(1) This amount includes 0.4 million shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 1.9 million shares of common stock issuable upon the exercise of vested stock option awards.

(2) Includes 2.0 million shares authorized as part of our 2014 Annual Meeting of Stockholders held in May 2014, 1.0 million shares authorized as part of our 2018 Annual Meeting of Stockholders held in August 2018 and 1.0 million shares authorized as part of our 2019 Annual Meeting of Stockholders held in May 2019, less just under 3.6 million shares that were made available to certain employees, directors and others.

The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.       Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.2

Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 30, 2020.

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

10.11**

Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

Exhibit Number	Description of Document
10.12**

Stock Appreciation Right Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.13

Second Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated March 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 23, 2017).

10.14

Limited Waiver by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank, N.A. as the Lender, dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 11, 2017).

10.15**

Separation Agreement and General Release by and between InfuSystem Holdings, Inc. and Eric Steen, dated June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-35020) filed on June 14, 2017).

10.16

Third Amendment to Credit Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC and JPMorgan Chase Bank as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

10.17

Patent and Trademark Security Agreement by and between InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc. and JPMorgan Chase Bank, N.A. as the Lender, dated June 28, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 29, 2017).

10.18**

Employment Agreement by and between InfuSystem Holdings, Inc. and Gregory Schulte, effective May 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 14, 2018).

10.19**

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

10.23

Fourth Amendment to the Credit Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc. and its direct subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018).

10.24

Stock Purchase and Settlement Agreement, dated as of July 31, 2018, among InfuSystem Holdings, Inc., Ryan J. Morris and Meson Capital, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 2, 2018).

Exhibit Number	Description of Document
10.25**

InfuSystem Holdings, Inc. 2014 Equity Plan (as amended through May 15, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 17, 2019).

10.26

Fifth Amendment to the Credit Agreement, dated as of February 5, 2019, among InfuSystem Holdings, Inc. and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 12, 2019).

10.27**

Employment Agreement by and between InfuSystem Holdings, Inc. and Carrie Lachance, effective October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on October 2, 2019).

10.28	Sixth Amendment to the Credit Agreement, dated as of November 7, 2019, among InfuSystem Holdings, Inc. and its direct and indirect subsidiaries with JPMorgan Chase Bank, N.A. as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 12, 2019).

10.29**

Employment Agreement by and between InfuSystem Holdings, Inc. and Thomas Ruiz, effective January 3, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 1-35020) filed on March 30, 2020).

10.31**

Independent Contractor Agreement, effective February 5, 2020, by and between the Company and Wesley W. Winnekins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 7, 2020).

10.32**

Separation Agreement, dated March 5, 2020, by and between the Company and Greg Schulte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 1-35020) filed on March 9, 2020).

10.33**

Employment Agreement, effective March 11, 2020, by and between the Company and Barry G. Steele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 12, 2020).

10.34**	Form of Performance Unit Award Agreement under the 2014 Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 27, 2020).

10.35**

Composite Copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 13, 2020).

10.36**

Amendment to Employment Agreement, dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020).

10.37**

Restricted Stock Unit Agreement (Service-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020).

10.38**

Restricted Stock Unit Agreement (Performance-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Document
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*           Filed herewith.

**         Management contract or compensatory plan, contract or arrangement.

Item 16.         10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 22, 2021	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 22, 2021	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 22, 2021	/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 22, 2021	/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 22, 2021	/s/ GREGG LEHMAN
Gregg Lehman
Vice Chairman of the Board Director

Date: March 22, 2021	/s/ PAUL GENDRON
Paul Gendron
Director

Date: March 22, 2021	/s/ DARRELL MONTGOMERY
Darrell Montgomery
Director

Date: March 22, 2021	/s/ CHRISTOPHER SANSONE
Christopher Sansone
Director