Form 10-Q
period 2021-03-31
InfuSystem Holdings, Inc
filed 2021-05-10
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, 20,468,797 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31,	December 31,
(in thousands, except par value and share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$2,761	$9,648
Accounts receivable, net	14,693	14,720
Inventories	3,229	3,001
Other current assets	2,804	2,402

Total current assets	23,487	29,771
Medical equipment for sale or rental	1,045	1,603
Medical equipment in rental service, net of accumulated depreciation	35,769	35,611
Property & equipment, net of accumulated depreciation	4,327	4,296
Intangible assets, net	11,321	11,177
Operating lease right of use assets	4,376	4,461
Deferred income taxes	10,147	9,967
Other assets	115	105

Total assets	$90,587	$96,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,553	$6,779
Current portion of long-term debt	671	9,423
Other current liabilities	4,934	6,795

Total current liabilities	12,158	22,997
Long-term debt, net of current portion	31,747	29,378
Operating lease liabilities, net of current portion	3,733	3,864

Total liabilities	47,638	56,239

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 23,915,091 and 20,396,602, respectively, as of March 31, 2021, and issued and outstanding 23,816,193 and 20,297,704, respectively, as of December 31, 2020	2	2
Additional paid-in capital	86,163	84,785
Accumulated other comprehensive income	158	-
Retained deficit	(43,374)	(44,035)

Total stockholders’ equity	42,949	40,752

Total liabilities and stockholders’ equity	$90,587	$96,991

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
(in thousands, except share and per share data)	March 31,
	2021	2020

Net revenues	$24,463	$21,553
Cost of revenues	9,887	8,890
Gross profit	14,576	12,663

Selling, general and administrative expenses:
Provision for doubtful accounts	(70)	285
Amortization of intangibles	1,043	1,075
Selling and marketing	2,376	2,618
General and administrative	10,354	8,652

Total selling, general and administrative	13,703	12,630

Operating income	873	33
Other expense:
Interest expense	(322)	(403)
Other expense	(69)	(19)

Income (Loss) before income taxes	482	(389)
Benefit from (provision for) income taxes	179	(29)
Net income (loss)	$661	$(418)
Net income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
Weighted average shares outstanding:
Basic	20,338,160	19,918,298
Diluted	21,937,639	19,918,298

Comprehensive income (loss):
Net income (loss)	$661	$(418)
Other comprehensive income:
Unrealized gain on hedges	158	-
Net comprehensive income (loss)	$819	$(418)

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
		Par Value	Paid in	Retained	Comprehensive		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	$-	(3,518)	$-	$22,334
Stock-based shares issued upon vesting - gross	152	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	206	-	-	-	-	206
Employee stock purchase plan	14	-	74	-		-	-	74
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(52)	-	(426)	-	-	-	-	(426)
Common stock issued	28	-	250	-	-	-	-	250
Net loss	-	-	-	(418)	-	-	-	(418)
Balances at March 31, 2020	23,543	$2	$83,803	$(61,785)	$-	(3,518)	$-	$22,020

Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$-	(3,518)	$-	$40,752
Stock-based shares issued upon vesting - gross	129	-	139	-	-	-	-	139
Stock-based compensation expense	-	-	1,635	-	-	-	-	1,635
Employee stock purchase plan		-	169	-		-	-	169
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(30)	-	(565)	-	-	-	-	(565)
Other comprehensive income					158			158
Net income	-	-	-	661	-	-	-	661
Balances at March 31, 2021	23,915	$2	$86,163	$(43,374)	$158	(3,518)	$-	$42,949

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$661	$(418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(70)	285
Depreciation	2,527	2,328
Loss on disposal of and reserve adjustments for medical equipment	597	105
Loss (Gain) on sale of medical equipment	89	(1,140)
Amortization of intangible assets	1,043	1,075
Amortization of deferred debt issuance costs	96	4
Stock-based compensation	1,635	206
Deferred income taxes	(180)	9
Changes in assets - (Increase)/Decrease:
Accounts receivable	(420)	(1,628)
Inventories	(154)	(1,333)
Other current assets	(244)	(340)
Other assets	(40)	(19)
Changes in liabilities - (Decrease)/Increase:
Accounts payable and other liabilities	(2,889)	1,423
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,651	$557

INVESTING ACTIVITIES
Acquisition of business	(1,204)	-
Purchase of medical equipment	(2,336)	(4,007)
Purchase of property and equipment	(138)	(529)
Proceeds from sale of medical equipment, property and equipment	876	500
NET CASH USED IN INVESTING ACTIVITIES	(2,802)	(4,036)

FINANCING ACTIVITIES
Principal payments on long-term debt	(40,093)	(9,229)
Cash proceeds from long-term debt	34,000	10,468
Debt issuance costs	(386)	-
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(565)	(426)
Cash proceeds from stock plans	308	74
Common stock - issued	-	250
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,736)	1,137

Net change in cash and cash equivalents	(6,887)	(2,342)
Cash and cash equivalents, beginning of period	9,648	2,647
Cash and cash equivalents, end of period	$2,761	$305

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

Derivatives Accounting Policy

The Company recognizes all derivative financial instruments as cash flow hedges which are shown as either assets or liabilities on the Company’s consolidated balance sheets at fair value. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded to Accumulated Other Comprehensive Income in the consolidated balance sheets. The underlying hedge transaction is realized when the interest payments on debt are accrued, the applicable amount of gain or loss included in Accumulated Other Comprehensive Income is reclassified in earnings in the consolidated statements of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. The cash flows from derivatives are classified as operating activities.

The Company maintains a policy of requiring that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement and settle on a net basis.

The fair value of the Company’s derivative financial instruments are categorized as Level 2 of the fair value hierarchy as the values are derived using the market approach based on observable market inputs including quoted prices of similar instruments and interest rate forward curves.

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

3.	Business Combinations

Acquisitions Accounted for Using the Purchase Method

On February 3, 2021 (the “Closing Date”), the Company closed on the acquisition of substantially all of the assets of FilAMed, a privately held biomedical services company based in Bakersfield, California. This acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

FilAMed’s results of operations are included in the Company’s consolidated statements of operations from the Closing Date.

Purchase Price Allocation

Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Closing Date. The purchase price allocation was primarily based upon a valuation using management’s estimates and assumptions. The excess of the purchase price over the net tangible assets was preliminarily recorded as intangible assets. The purchase price allocation was based on a preliminary analysis and is subject to further adjustments. Upon completion of the final purchase price allocation, the Company expects to allocate the excess of the purchase price over the net tangible assets to more specifically defined intangible assets and, if any remaining excess purchase price exists at that time it would be allocated to goodwill. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Amount
Property and equipment	$102
Inventories	74
Medical equipment held for sale or rental	38
Intangible assets	1,186
Total - preliminary purchase price	$1,400

On the Closing Date, the Company made an initial payment of $1.2 million. As of March 31, 2021, the Company recorded an estimated remaining liability of approximately $0.2 million, which is recorded in the balance sheet under the heading for other current liabilities. As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended
	March 31,
	2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$12,794	52.3%	$11,236	52.1%
Direct Payer Rentals	8,086	33.1%	6,859	31.8%
Product Sales	3,583	14.6%	3,458	16.1%

Total	$24,463	100.0%	$21,553	100.0%

Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the Durable Medical Equipment Services (“DME Services”) segment. For the three months ended March 31, 2021, $3.1 million and $5.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended March 31, 2020, $2.9 million and $4.0 million were attributed to the ITS and DME Services segments, respectively.

5.	Medical Equipment

Medical equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Medical Equipment for sale or rental	$1,107	$1,636
Medical Equipment for sale or rental - pump reserve	(62)	(33)
Medical Equipment for sale or rental - net	1,045	1,603

Medical Equipment in rental service	85,080	83,411
Medical Equipment in rental service - pump reserve	(1,332)	(893)
Accumulated depreciation	(47,979)	(46,907)
Medical Equipment in rental service - net	35,769	35,611

Total	$36,814	$37,214

Depreciation expense for medical equipment for the three months ended March 31, 2021 was $2.3 million, compared to $2.1 million for the same prior year period, which was recorded in “cost of revenues” for each period.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$3,989	$(2,144)	$1,845	$3,742	$(2,018)	$1,724
Automobiles	117	(105)	12	117	(102)	15
Leasehold improvements	3,417	(947)	2,470	3,416	(859)	2,557

Total	$7,523	$(3,196)	$4,327	$7,275	$(2,979)	$4,296

Depreciation expense for property and equipment was $0.2 million for both of the three months ended March 31, 2021 and March 31, 2020. This expense was recorded in “general and administrative expenses” for each period.

7.	Intangible Assets

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	36,534	(29,518)	7,016	36,534	(28,924)	7,610
Software	11,230	(10,083)	1,147	11,230	(9,663)	1,567
Acquisition - FilAMed	1,186	(28)	1,158	-	-	-

Total nonamortizable and amortizable intangible assets	$50,973	$(39,652)	$11,321	$49,787	$(38,610)	$11,177

Amortization expense for the three months ended March 31, 2021 was $1.0 million, compared to $1.1 million for the same prior year period, which was recorded in operating expenses. Expected annual amortization expense for the next five years for intangible assets recorded as of March 31, 2021 is as follows (in thousands):

						2026 and
	2021	2022	2023	2024	2025	thereafter	Total

Amortization expense	$3,043	$2,221	$717	$717	$537	$2,086	$9,321

8.	Debt

On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto. The borrowers under the 2021 Credit Agreement are the Company, InfuSystem Holdings USA, Inc. (“Holdings”), InfuSystem, Inc. (“ISI”), First Biomedical, Inc. (“First Biomedical”), and IFC LLC (“IFC” and, collectively with the Company, Holdings, ISI and First Biomedical, the “Borrowers”).

The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75 million, maturing on February 5, 2026.  The Revolving Facility may be increased by $25 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30 million under the Revolving Facility.  Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).

Amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternate Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans.  The initial spread under the 2021 Credit Agreement is 2.00% for Eurodollar loans and 1.00% for ABR loans.

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

At December 31, 2020, the 2015 Credit Agreement, which would have matured on November 9, 2024, included three term notes totaling $37.9 million, with varying required quarterly amortization payments, and an undrawn $11.8 million revolving line of credit.  The availability under the line of credit was reduced by outstanding letters of credit and reserves totaling $1.0 million and was subject to a borrowing base limitation as defined by the agreement. The borrowing base was approximately $15.6 million at December 31, 2020. At December 31, 2020 and on the date of the refinancing, the Company was in compliance with all affirmative and negative covenants, as outlined in the agreement, which included maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. Interest on the facility was payable at the Company’s option as a (i) Eurodollar Loan, which bore interest at a per annum rate equal to the applicable 30-day LIBOR plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bore interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio. The actual Eurodollar Loan rate at December 31, 2020 was 2.19% (LIBOR of 0.19% plus 2.00%). The actual CBFR Loan rate at December 31, 2020 was 2.25% (lender’s prime rate of 3.25% minus 1.00%).

The 2021 Credit Agreement was accounted for as a debt modification. As of March 31, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an Other Financing liability, which is being paid off monthly over the term of the lease. The balance of Other Financing as of March 31, 2021 was $0.8 million.

As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following tables, the figures related to the March 31, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	March 31,	December 31,
	2021	2020
Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(32,000)	-
Letter of credit	(800)	(800)
Landlord reserves	-	(162)
Availability on Revolving Facility	$42,200	$10,788

The Company had future maturities of its long-term debt as of March 31, 2021 as follows (in thousands):

	2021	2022	2023	2024	2025 and thereafter	Total
Revolving Facility	$-	$-	$-	$-	$32,000	$32,000
Other financing	551	222	-	-	-	773
Total	$551	$222	$-	$-	$32,000	$32,773

The following is a breakdown of the Company’s current and long-term debt (in thousands):

March 31, 2021				December 31, 2020

	Current Portion	Long-Term Portion	Total		Current Portion	Long-Term Portion	Total
Revolving Facility	$-	$32,000	32,000	Revolving Facility	$-	$-	$-
Term Loan	-	-	-	Term Loan	4,615	17,305	21,920
Equipment Line	-	-	-	Equipment Line	1,600	4,400	6,000
2019 Equipment Line	-	-	-	2019 Equipment Line	2,500	7,500	10,000
Other financing	745	28	773	Other financing	725	222	947
	745	32,028	32,773		9,440	29,427	38,867
Unamortized value of debt issuance costs	(74)	(281)	(355)	Unamortized value of debt issuance costs	(17)	(49)	(66)
Total	$671	$31,747	$32,418	Total	$9,423	$29,378	$38,801

As of March 31, 2021, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The actual Eurodollar loan rate at March 31, 2021 was 2.11% (LIBO of 0.11% plus 2.00%). The actual ABR loan rate at March 31, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).

9.	Derivative Financial Instruments and Hedging Activities

During the quarter ended March 31, 2021, the Company adopted a derivative investment policy which provides guidelines and objectives related to managing financial and operational exposures arising from market changes in short term interest rates. In accordance with this policy, the Company can enter into interest rate swaps or similar instruments, will endeavor to evaluate all the risks inherent in a transaction before entering into a derivative financial instrument and will not enter into derivative financial instruments for speculative or trading purposes. Hedging relationships are formally documented at the inception of the hedge and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment.

The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. In order to manage the volatility in interest rate markets, in February 2021, the Company entered into two interest rate swaps agreements to manage exposure arising from this risk. On a combined basis, the agreements have a constant notional amount over a five-year term that ends on February 5, 2026. The agreements both pay the Company 30-day LIBOR on the notional amount and the Company pays a fixed rate of interest equal to 0.73%. These derivative instruments are considered cash flow hedges. The Company does not have any other derivative financial instruments.

The table below presents the gross fair value amounts of our derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	March 31, 2021 (a)
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash Flow Hedges
Interest Rate Swaps	Other Current Assets	$20,000	$158

(a) No derivative instruments existed at December 31, 2020.

The table below presents the effect of our derivative financial instruments designated as hedging instruments in the income statement and in AOCI:

	Three Months Ended March 31, 2021 (a)
	Gain/(Loss) on derivatives recognized in Interest Expense (b)	Total Interest Expense (c)	Gain/(Loss) Recognized in AOC (d)
Cash Flow Hedges
Interest Rate Swaps	$(10)	$(322)	$158

(a) No derivatives instruments existed for the three months ended March 31, 2020
(b) Reclassified from AOCI
(c) As presented in the Income Statement
(d) $125 thousand expense expected to be reclassified into earnings within the next 12 months

The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2021.

10.	Income Taxes

During the three months ended March 31, 2021, the Company recorded a benefit from income taxes of $0.2 million. The income tax benefit relates principally to excess tax benefits on exercises of stock options and vesting of restricted stock during the quarter offset by the estimate of the Company’s annual state and local taxes and foreign operations in Canada. During the three months ended March 31, 2020, the Company recorded an expense provision for income taxes of less than $0.1 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The Company, under the CARES Act, deferred paying $0.7 million of applicable gross payroll taxes, which is included in other liabilities as of March 31, 2021. The $0.7 million balance of the deferred Social Security taxes is expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively.

11.	Commitments, Contingencies and Litigation

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

The Company is not at this time involved in any proceedings that the Company currently believes could have a material effect on the Company’s financial condition, results of operations or cash flows.

12.	Earnings (Loss) Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended March 31,
Numerator:	2021	2020
Net income (loss) (in thousands)	$661	$(418)
Denominator:
Weighted average common shares outstanding:
Basic	20,338,160	19,918,298
Dilutive effect of common stock equivalents	1,599,479	-
Diluted	21,937,639	19,918,298
Net income (loss) per share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

For the three months ended March 31, 2021, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2020, all outstanding options and restricted stock units were anti-dilutive due to the Company’s net losses for the period and therefore not included in the calculation.

13.	Leases

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

The components of lease costs for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$348	$424
Variable lease cost	57	112
Total lease cost	$405	$536

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$375	$451

ROU assets obtained in exchange for lease obligations:
Operating leases	$281	$118

Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2021	2020

	Years	Years
Weighted average remaining lease term:	6.6	7.3
	Rate	Rate
Weighted average discount rate:	7.7%	7.7%

Future maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

Operating Leases
2021	$830
2022	1,179
2023	979
2024	949
2025	914
Thereafter	2,253
Total undiscounted lease payments	7,104
Less: Imputed interest	(2,347)
Total lease liabilities	$4,757

14.	Business Segment Information

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

The financial information summarized below is presented by reportable segment for the three months ended March 31, 2021 and 2020:

2021
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$15,911	$8,552	$-	$24,463
Net revenues - internal	-	1,446	(1,446)	-
Total net revenues	15,911	9,998	(1,446)	24,463
Gross profit	10,003	4,573	-	14,576

Selling , general and administrative expenses			13,703	13,703
Interest expense			(322)	(322)
Other expense			(69)	(69)
Benefit from income taxes			179	179

Net income				$661

Total assets	$62,508	$26,079	$2,000	$90,587
Purchases of medical equipment	$1,621	$715	$-	$2,336
Depreciation and amortization of intangible assets	$2,696	$874	$-	$3,570

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$14,126	$7,427	$-	$21,553
Net revenues - internal	-	1,238	(1,238)	-
Total net revenues	14,126	8,665	(1,238)	21,553
Gross profit	9,106	3,557	-	12,663

Selling, general and administrative expenses			12,630	12,630
Interest expense			(403)	(403)
Other expense			(19)	(19)
Provision for income taxes			(29)	(29)

Net loss				$(418)

Total assets	$54,762	$25,916	$2,000	$82,678
Purchases of medical equipment	$2,357	$1,650	$-	$4,007
Depreciation and amortization of intangible assets	$2,654	$748	$-	$3,402

15.	COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three months ended March 31, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

16.	Subsequent Events

On April 18, 2021, the Company acquired OB Healthcare Corporation (“OB Healthcare”), a privately held biomedical services company, for an approximate purchase price of $6.3 million. The initial accounting for the business combination, including the estimated fair value of the assets and liabilities acquired, is incomplete as a result of the timing of the acquisition. OB Healthcare specializes in on-site repair, preventative maintenance, and device physical inventory management to hospitals and healthcare systems nationwide. The acquisition further develops and expands InfuSystem’s DME segment and complements the Company’s purchase of FilAMed.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (COVID-19) pandemic on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2020, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada.  We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Partner while First Biomedical, Inc., a wholly-owned subsidiary of the Company, is ISO certified.

InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides.  Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.

Integrated Therapy Services (“ITS”) Segment

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
●

Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, NPWT includes providing the Durable Medical Equipment and related consumables, overseeing logistics, providing biomedical services, and managing third-party billing of the U.S. home healthcare market, which as a subset of the broader NPWT market, has an estimated addressable home healthcare market of $600 million per year.

●

Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or part, that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy.

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

Durable Medical Equipment Services (“DME Services”) Segment

Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our recent acquisition of FilaMed, a privately held biomedical services company, on February 3, 2021 will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three months ended March 31, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following represents the Company’s results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,		Better/
(in thousands, except share and per share data)	2021	2020	(Worse)

Net revenues:
ITS	$15,911	$14,126	$1,785
DME Services (inclusive of inter-segment revenues)	9,998	8,665	1,333
Less: elimination of inter-segment revenues	(1,446)	(1,238)	(208)
Total	24,463	21,553	2,910
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,003	9,106	897
DME Services	4,573	3,557	1,016
Total	14,576	12,663	1,913

Selling, general and administrative expenses
Provision for doubtful accounts	(70)	285	355
Amortization of intangibles	1,043	1,075	32
Selling and marketing	2,376	2,618	242
General and administrative	10,354	8,652	(1,702)
Total selling, general and administrative expenses	13,703	12,630	(1,073)

Operating income	873	33	840

Other expense	(391)	(422)	31

Income (loss) before income taxes	482	(389)	871
Benefit from (provision for) income taxes	179	(29)	208

Net income (loss)	$661	$(418)	$1,079

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.05
Diluted	$0.03	$(0.02)	$0.05
Weighted average shares outstanding:
Basic	20,338,160	19,918,298	419,862
Diluted	21,937,639	19,918,298	2,019,341

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the quarter ended March 31, 2021 (“first quarter of 2021”) were $24.5 million, an increase of $2.9 million, or 13.5%, compared to $21.6 million for the quarter ended March 31, 2020 (“first quarter of 2020”). The increase was due to higher service volumes for all three ITS Segment therapies, improved collections on billings and continued strong market demand for infusion pumps in the DME Services segment. Increased net revenues were achieved in both the ITS and DME Services segments.

ITS

ITS net revenue of $15.9 million increased $1.8 million, or 12.6%, during the first quarter of 2021 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, higher service volumes for Pain Management and new revenues from Negative Pressure Wound Therapy (“NPWT”). Adding to these increases was improved third-party payer collections on billings and other market related organic growth. Pain management net revenue for the 2021 first quarter increased as compared to the prior year first quarter due to additional sites of care added over the last year. The new NPWT was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $0.6 million during the first quarter of 2021 as compared to the same period in 2020, which represented an increase of 95%.

DME Services

DME Services net revenue of $8.6 million increased $1.1 million, or 15.1%, during the first quarter of 2021 as compared to the prior year period. This performance was driven by strong market demand for infusion pumps needed to treat COVID-19 patients, expansion of our market share with national home infusion service providers, the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers and the first revenues from FilaMed, the biomed services company that was acquired on February 3, 2021. The increases mainly benefited rental and service revenues, which increased by $1.0 million during the first quarter of 2021 as compared with the prior year first quarter.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the first quarter of 2021 of $14.6 million increased $1.9 million, or 15.1%, from $12.7 million for the first quarter of 2020. The increase was driven by the increase in net revenues and a higher gross profit as a percentage of net revenue (“gross margin”). Gross margin increased to 59.6% during the first quarter of 2021 as compared to 58.8% during the prior year, an increase of 0.8%. This increase was due to an increase in gross margin for the DME Services segment partially offset by lower gross margin for the ITS segment.

ITS

ITS gross profit was $10.0 million during the first quarter of 2021, representing an increase of $0.9 million, or 9.9%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 1.6% to 62.9%. The lower gross margin was the result of a non-cash reserve adjustment of $0.4 million recorded for missing medical equipment offset partially by improved collections on billings during the quarter. The reserve adjustment for missing equipment was significantly higher than normal and is not expected to recur.

DME Services

DME Services gross profit during the first quarter of 2021 was $4.6 million, representing an increase of $1.0 million, or 28.6%, over the prior year. This increase was due to the increase in net revenues and a higher gross margin. The DME gross margin was 53.5% during the current quarter, which was 5.6% higher than the prior year. This increase was the result of improved gross margin mix associated with higher rental and service revenues.

Provision for Doubtful Accounts

Provision for doubtful accounts for the first quarter of 2021 included a favorable accrual reversal resulting in the net amount to be a small benefit during the period as compared to a $0.3 million expense recorded for the first quarter of 2020. The accrual reversal was the result of improved collections on late accounts.

Selling and Marketing Expenses

Selling and marketing expenses for the first quarter of 2021 were $2.4 million, representing a decrease of $0.2 million, or 9.2%, as compared to the first quarter of 2020. Selling and marketing expenses as a percentage of net revenues decreased to 9.7% compared to the prior year period at 12.1%. This decrease reflected lower customer travel and entertainment expenses, a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS segment, and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the first quarter of 2021 were $10.4 million, an increase of 19.7% from $8.7 million for the first quarter of 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.7 million was largely due to an increase in stock-based compensation expense of $1.4 million. The additional increase of $0.3 million included higher personnel and general business expenses. G&A expenses as a percentage of net revenues for the first quarter of 2021, increased to 42.3% compared to 40.1% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.

Other Income and Expenses

During the first quarter of 2021, other income and expense included interest expense of $0.3 million, a decrease of $0.1 million, or 20.1%, compared to the first quarter of 2020. This decrease resulted from lower weighted average interest rates on our outstanding debt and by the impact from lower average outstanding borrowings during the first quarter of 2021 as compared to 2020.

Benefit From (Provision For) Income Taxes

During the first quarter of 2021, the Company recorded a benefit from income taxes totaling $0.2 million. This amount included a benefit of $0.3 million due to an excess tax benefit associated with a higher amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the quarter. This benefit was partially offset by an estimated tax provision totaling $0.1 million representing an effective tax rate of 30.3% on pre-tax income totaling $0.5 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

As of December 31, 2020, the Company has generated significant pre-tax income on a three-year cumulative basis prompting management to assess available positive and negative evidence regarding the recovery of our net deferred tax assets. Due to this assessment, it was determined that it is more likely than not that the Company will recognize the benefits of its federal and state net deferred tax assets and, as a result, a previously recorded valuation allowance was released. Prior to this date, our tax provisions and benefits were significantly offset by adjustments to the valuation allowance.

During the first quarter of 2020, we recorded a provision for income taxes of less than $0.1 million, representing a negative effective tax rate of 7.5% on a pre-tax loss totaling $0.4 million. The effective tax rates differed from the U.S. statutory rates during this period due mainly to the availability of net operating losses almost fully offsetting the then current tax provision in most jurisdictions we operated in and a decrease in the valuation reserve recorded on our net deferred tax assets, which fully offset our deferred tax provision during that period.

Subsequent Event

On April 18, 2021, the Company acquired OB Healthcare Corporation (“OB Healthcare”), a privately held biomedical services company, for an approximate purchase price of $6.3 million. The initial accounting for the business combination, including the estimated fair value of the assets and liabilities acquired, is incomplete as a result of the timing of the acquisition. OB Healthcare specializes in on-site repair, preventative maintenance, and physical device inventory management to hospitals and healthcare systems nationwide. The acquisition further develops and expands InfuSystem’s DME segment and complements the Company’s purchase of FilAMed.

Liquidity and Capital Resources

Overview:

We finance our operations and capital expenditures with internally-generated cash from operations and borrowings under our credit facilities. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger, and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015 (the “2015 Credit Agreement”).  See Note 8 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and 2015 Credit Agreement.

The following table summarizes our available liquidity (in millions):

Liquidity
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2.8	$9.6
Revolving line of credit	42.2	10.8
Available liquidity	$45.0	$20.4

Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.

Long-Term Debt Activities:

The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following table, the figures related to the March 31, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	March 31,	December 31,
	2021	2020
Revolving Facility
Gross availability:	$75,000	$11,750
Outstanding draws	(32,000)	-
Letters of credit	(800)	(800)
Landlord reserves	-	(162)
Availability on Revolving Facility	$42,200	$10,788

As of March 31, 2021, amounts outstanding under the revolving facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The actual Eurodollar loan rate at March 31, 2021 was 2.11% (LIBO of 0.11% plus 2.00%). The actual ABR loan rate at March 31, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%). As of March 31, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.

Cash Flows:

The following table summarizes our cash flows (in millions):

	Three months ended March 31,
In millions	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$2.7	$0.6	$2.1
Net cash used in investing activities	$(2.8)	$(4.0)	$1.2
Net cash (used in) provided by financing activities	$(6.7)	$1.1	$(7.8)

Operating Cash Flow.  Net cash provided by operating activities for the three months ended March 31, 2021 was $2.7 million compared to $0.6 million for the three months ended March 31, 2020. This $2.1 million, or 376%, increase was primarily attributable to the positive cash flow effect of increases in net income adjusted for non-cash items of $6.4 million during the first quarter of 2021 as compared to $2.5 million during the first quarter of 2020, an increase of $3.9 million. This improvement was partially offset by the impact of a change in certain working capital balances that was a net use of cash during the first quarter of 2021 totaling $3.7 million as compared to a lower net change in certain working capital balances which resulted in a use of cash totaling only $1.9 million during the first quarter of 2020. These working capital balances included accounts receivable, inventory and accounts payable. Accounts receivable increased by $0.4 million during the first quarter of 2021 as compared to $1.6 million during the prior year mainly due to a lower growth in net revenues during the first quarter of 2021 as compared to the prior year. Inventory increased by $0.2 million during the first quarter of 2021, which was lower than in the prior year of $1.3 million when the Company began to build a safety stock of disposable medical supplies in anticipation of potential supply disruptions as the COVID-19 pandemic began to unfold. Accounts payable and other liabilities, net of capital items, decreased by $0.8 million during the first quarter of 2021, but increased by $3.4 million during the prior year as a result of the increase in purchases of disposable medical supplies related to the increase in inventory and the higher amount of revenue growth during that period.

Investing Cash Flow. Net cash used in investing activities was $2.8 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020. The decrease in net cash used was primarily due to the decrease in cash used to purchase medical equipment and other property and equipment of $1.7 million and $0.4 million, respectively, offset partially by cash used to acquire the assets of FilaMed totaling $1.2 million. Purchases of medical equipment were higher during 2020 since, during that period, the Company was adding additional equipment to prepare for the onset of COVID-19 which, at the time, was causing an increased market demand for the Company’s services while also potentially threatening the supply chain for new medical equipment.

Financing Cash Flow.  Net cash used in financing activities for the three months ended March 31, 2021 was $6.7 million compared to cash provided of $1.1 million for the three months ended March 31, 2020. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of the quarter, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash to reduce its overall outstanding debt. The amount of cash provided by financing activities during the first quarter of 2020 was mainly attributable to net revolving line of credit borrowings under the 2015 Credit agreement offset partially by scheduled principal payments on the related term notes. This net borrowing was used along with a portion of our available cash to fund our purchases of medical equipment during that period.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.

As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1

Credit Agreement dated as of February 5, 2021 among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC, the other Loan Parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 11, 2021)

10.2

Pledge and Security Agreement entered into as of February 5, 2021 by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc. and IFC LLC, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the other lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 11, 2021)

10.3 **

Restricted Stock Unit Agreement (Service-Based), dated March 1, 2021, between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 2, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE* * ** ***	XBRL Taxonomy Extension Presentation Linkbase Document Filed herewith Management contract or compensatory plan, contract or arrangement Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 10, 2021	/s/ Richard DiIorio
Richard DiIorio Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2021	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)