Form 10-Q
period 2021-06-30
InfuSystem Holdings, Inc
filed 2021-08-12
CIK 1337013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

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

As of August 9, 2021, 20,568,489 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30,	December 31,
(in thousands, except par value and share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$164	$9,648
Accounts receivable, net	15,525	14,720
Inventories	3,722	3,001
Other current assets	2,264	2,402

Total current assets	21,675	29,771
Medical equipment for sale or rental	2,955	1,603
Medical equipment in rental service, net of accumulated depreciation	35,401	35,611
Property & equipment, net of accumulated depreciation	4,319	4,296
Goodwill	3,711	-
Intangible assets, net	13,053	11,177
Operating lease right of use assets	4,102	4,461
Deferred income taxes	10,612	9,967
Other assets	169	105

Total assets	$95,997	$96,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,804	$6,779
Current portion of long-term debt	520	9,423
Other current liabilities	7,525	6,795

Total current liabilities	15,849	22,997
Long-term debt, net of current portion	31,940	29,378
Operating lease liabilities, net of current portion	3,508	3,864

Total liabilities	51,297	56,239

Stockholders’ equity:
Preferred stock, $.0001 par value: authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value: authorized 200,000,000 shares; issued and outstanding 24,084,117 and 20,565,628, respectively, as of June 30, 2021, and issued and outstanding 23,816,193 and 20,297,704, respectively, as of December 31, 2020	2	2
Additional paid-in capital	87,213	84,785
Accumulated other comprehensive income	39	-
Retained deficit	(42,554)	(44,035)

Total stockholders’ equity	44,700	40,752

Total liabilities and stockholders’ equity	$95,997	$96,991

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30,		June 30,
	2021	2020	2021	2020

Net revenues	$24,834	$25,999	$49,297	$47,552
Cost of revenues	9,784	10,021	19,671	18,911
Gross profit	15,050	15,978	29,626	28,641

Selling, general and administrative expenses:
Provision for doubtful accounts	(39)	238	(109)	523
Amortization of intangibles	1,096	1,075	2,139	2,150
Selling and marketing	2,680	2,449	5,056	5,067
General and administrative	10,617	7,710	20,971	16,362

Total selling, general and administrative	14,354	11,472	28,057	24,102

Operating income	696	4,506	1,569	4,539
Other expense:
Interest expense	(317)	(332)	(639)	(735)
Other expense	(37)	(9)	(106)	(28)

Income before income taxes	342	4,165	824	3,776
Benefit from (provision for) income taxes	478	(25)	657	(54)
Net income	$820	$4,140	$1,481	$3,722
Net income per share:
Basic	$0.04	$0.21	$0.07	$0.19
Diluted	$0.04	$0.19	$0.07	$0.17
Weighted average shares outstanding:
Basic	20,487,845	20,082,590	20,413,416	20,000,444
Diluted	22,065,486	21,635,705	22,017,455	21,598,071

Comprehensive income:
Net income	$820	$4,140	$1,481	$3,722
Other comprehensive income:
Unrealized (loss) gain on hedges	(106)	-	52	-
Provision for income tax on unrealized hedge gain or loss	(13)	-	(13)	-
Net comprehensive income	$701	$4,140	$1,520	$3,722

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
		Par Value	Paid in	Retained	Comprehensive		Par Value	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balances at March 31, 2020	23,543	$2	$83,803	$(61,785)	$-	(3,518)	$-	$22,020
Stock-based shares issued upon vesting - gross	140	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	357	-	-	-	-	357
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(32)	-	(315)	-	-	-	-	(315)
Net income	-	-	-	4,140	-	-	-	4,140
Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	$-	(3,518)	$-	$26,202

Balances at March 31, 2021	23,915	$2	$86,163	$(43,374)	$158	(3,518)	$-	$42,949
Stock-based shares issued upon vesting - gross	180	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	254	-	-	-	-	254
Employee stock purchase plan	16	-	1,372	-	-	-	-	1,372
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(27)	-	(576)	-	-	-	-	(576)
Other comprehensive loss	-	-	-	-	(119)	-	-	(119)
Net income	-	-	-	820	-	-	-	820
Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$-	$44,700

Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	$-	(3,518)	$-	$22,334
Stock-based shares issued upon vesting - gross	292	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	563	-	-	-	-	563
Employee stock purchase plan	14	-	74	-	-	-	-	74
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(84)	-	(741)	-	-	-	-	(741)
Common stock issued	28	-	250	-	-	-	-	250
Net income	-	-	-	3,722	-	-	-	3,722
Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	$-	(3,518)	$-	$26,202

Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$-	(3,518)	$-	$40,752
Stock-based shares issued upon vesting - gross	309	-	393	-	-	-	-	393
Stock-based compensation expense	-	-	3,007	-	-	-	-	3,007
Employee stock purchase plan	16	-	169	-	-	-	-	169
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(57)	-	(1,141)	-	-	-	-	(1,141)
Other comprehensive income	-	-	-	-	39	-	-	39
Net income	-	-	-	1,481	-	-	-	1,481
Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$-	$44,700

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2021	2020

OPERATING ACTIVITIES
Net income	$1,481	$3,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(109)	523
Depreciation	5,090	4,782
Loss on disposal of and reserve adjustments for medical equipment	640	77
Gain on sale of medical equipment	(375)	(3,224)
Amortization of intangible assets	2,139	2,150
Amortization of deferred debt issuance costs	114	9
Stock-based compensation	3,007	563
Deferred income taxes	(658)	12
Changes in assets - (increase)/decrease:
Accounts receivable	(329)	(2,115)
Inventories	(647)	(1,363)
Other current assets	138	205
Other assets	(70)	(123)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,607)	(956)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,814	4,262

INVESTING ACTIVITIES
Acquisition of business	(7,490)	-
Purchase of medical equipment	(4,943)	(8,783)
Purchase of property and equipment	(334)	(680)
Proceeds from sale of medical equipment, property and equipment	1,503	971
NET CASH USED IN INVESTING ACTIVITIES	(11,264)	(8,492)

FINANCING ACTIVITIES
Principal payments on long-term debt	(53,982)	(23,777)
Cash proceeds from long-term debt	47,913	26,259
Debt issuance costs	(386)	-
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,141)	(741)
Cash proceeds from stock plans	562	74
Common stock - issued	-	250
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,034)	2,065

Net change in cash and cash equivalents	(9,484)	(2,165)
Cash and cash equivalents, beginning of period	9,648	2,647
Cash and cash equivalents, end of period	$164	$482

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 22, 2021.

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

Derivatives Accounting Policy

The Company recognizes all derivative financial instruments as cash flow hedges which are shown as either assets or liabilities on the Company’s consolidated balance sheets at fair value. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded to accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. The underlying hedge transaction is realized when the interest payments on debt are accrued; the applicable amount of gain or loss included in AOCI is reclassified into earnings in the consolidated statements of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The cash flows from derivatives are classified as operating activities.

The Company maintains a policy of requiring that all derivative instruments be governed by an International Swaps and Derivatives Association Master Agreement and settles on a net basis.

The fair values of the Company’s derivative financial instruments are categorized as Level 2 of the fair value hierarchy as the values are derived using the market approach based on observable market inputs including quoted prices of similar instruments and interest rate forward curves.

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

Acquisitions Accounted for Using the Purchase Method

On January 31, 2021, the Company closed on the acquisition of substantially all of the assets of FilAMed, a privately-held biomedical services company based in Bakersfield, California. This acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.

On April 18, 2021, the Company acquired the business and substantially all of the assets of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company based in Austin, Texas. OB Healthcare specializes in on-site repair, preventative maintenance, and device physical inventory management to hospitals and healthcare systems nationwide. The acquisition further develops and expands InfuSystem’s Durable Medical Equipment Services (“DME Services”) segment and complements the Company’s purchase of FilAMed.

FilAMed and OB Healthcare’s results of operations are included in the Company’s consolidated statements of operations from the respective closing dates. Revenues and earnings from these acquisitions has not been significant through June 30, 2021.

Purchase Price Allocation

Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates. The purchase price allocations were primarily based upon a valuation using management’s estimates and assumptions. The purchase price allocation was completed for FilAMed as of June 30, 2021. The purchase price allocation for OB Healthcare was based on a preliminary analysis and is subject to further adjustments related to the final working capital. Upon completion of the final purchase price allocation, the Company may need to adjust the accounts receivable. The following table summarizes the consideration paid and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for both FilAMed and OB Healthcare (in thousands):

	FilAMed	OB Healthcare	Total Consideration
Cash	$1,400	$6,250	$7,650
Working capital (a)	-	328	328
Contingent consideration	-	750	750
Total - consideration	$1,400	$7,328	$8,728

	FilAMed	OB Healthcare	Total Acquisition Date Fair Value
Accounts receivable (a)	$-	$727	$727
Inventories	74	-	74
Medical equipment held for sale or rental	40	-	40
Property and equipment	102	59	161
Intangible assets	1,015	3,000	4,015
Goodwill	169	3,542	3,711
Operating lease right of use assets	281	7	288
Operating lease liabilities	(281)	(7)	(288)
Total - purchase price (a)	$1,400	$7,328	$8,728

(a) Amount based on preliminary working capital

During the three months ended June 30, 2021, the Company completed the valuation of FilAMed with immaterial changes in medical equipment held for sale or rental and intangible assets as well as the recognition of operating lease right of use assets and operating lease liabilities with a corresponding increase to goodwill. This decreased amortization expense by an immaterial amount for the three months ended June 30, 2021. The amount of acquisition costs for both transactions was $0.1 million and is included in general and administrative expenses.

On the FilAMed acquisition date, the Company made an initial cash payment of $1.2 million with a remaining liability of $0.2 million, which was paid during the quarter ended June 30, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million and had additional estimated amount due to the seller of $0.5 million, primarily related to a working capital adjustment, and contingent consideration of $0.8 million, both of which were recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement requires the Company to pay OB Healthcare $0.8 million if certain written contracts are executed by December 31, 2021. The Company expects OB Healthcare to satisfy this requirement. As of June 30, 2021, the Company had a $1.2 million remaining liability.

The following table shows the breakdown of the identified intangible assets acquired into major intangible asset classes for both acquisitions:

	Acquisition Date Fair Value (Thousands)	Weighted-Average Amortization Period (Years)
Customer relationships	$2,300	15
Unpatented technology	943	7
Non-competition agreements	472	5
Internal-use software	300	5

Total intangible assets (a)	$4,015	11.2

(a) There was no residual value, renewal terms or extensions associated with any intangible assets acquired.

The goodwill acquired consists of expected synergies from combining operations of FilAMed and OB Healthcare with the DME Services segment as well as their respective assembled workforce who have specialized knowledge and experience. All of the goodwill is deductible for tax purposes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of the beginning of the three and six month periods ended June 30, 2020. The pro forma financial information for the three months and six months ended June 30, 2021 has been adjusted by $0.1 million for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The three months and six months ended June 30, 2020 also included these charges. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$25,035	$26,835	$50,067	$49,538
Net income	$1,001	$3,743	$990	$3,489

4.	Revenue Recognition

The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended
	June 30,
	2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$13,130	52.9%	$12,752	49.0%
Direct Payer Rentals	8,354	33.6%	7,940	30.6%
Product Sales	3,350	13.5%	5,307	20.4%

Total	$24,834	100.0%	$25,999	100.0%

	Six Months Ended
	June 30,
	2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$25,924	52.6%	$23,988	50.5%
Direct Payer Rentals	16,440	33.3%	14,800	31.1%
Product Sales	6,933	14.1%	8,764	18.4%

Total	$49,297	100.0%	$47,552	100.0%

Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the DME Services segment. For the three months ended June 30, 2021, $3.2 million and $5.2 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended June 30, 2020, $2.8 million and $5.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively.

For the six months ended June 30, 2021, $6.3 million and $10.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the six months ended June 30, 2020, $5.7 million and $9.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively.

5.	Medical Equipment

Medical equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Medical equipment for sale or rental	$3,010	$1,636
Medical equipment for sale or rental - pump reserve	(55)	(33)
Medical equipment for sale or rental - net	2,955	1,603

Medical equipment in rental service	85,959	83,411
Medical equipment in rental service - pump reserve	(1,286)	(893)
Accumulated depreciation	(49,272)	(46,907)
Medical equipment in rental service - net	35,401	35,611

Total	$38,356	$37,214

Depreciation expense for medical equipment for the three and six months ended June 30, 2021 was $2.3 million and $4.6 million, respectively, compared to $2.3 million and $4.4 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,183	$(2,256)	$1,927	$3,742	$(2,018)	$1,724
Automobiles	117	(108)	9	117	(102)	15
Leasehold improvements	3,418	(1,035)	2,383	3,416	(859)	2,557

Total	$7,718	$(3,399)	$4,319	$7,275	$(2,979)	$4,296

Depreciation expense for property and equipment for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million, respectively, compared to $0.2 million and $0.4 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.	Goodwill & Intangible Assets

The changes in the carrying value of goodwill by segment for the six months ended June 30, 2021 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2020	$-
Goodwill acquired	3,711
Balance as of June 30, 2021	$3,711

(a) No goodwill allocated to the ITS segment

The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$-	$2,000	$2,000	$-	$2,000
Amortizable intangible assets:
Trade names	23	(23)	-	23	(23)	-
Physician and customer relationships	38,834	(30,137)	8,697	36,534	(28,924)	7,610
Non-competition agreements	472	(20)	452	-	-	-
Unpatented technology	943	(56)	887	-	-	-
Software	11,530	(10,513)	1,017	11,230	(9,663)	1,567

Total nonamortizable and amortizable intangible assets	$53,802	$(40,749)	$13,053	$49,787	$(38,610)	$11,177

Amortization expense for the three and six months ended June 30, 2021 was $1.1 million and $2.1 million, respectively, with equivalent amounts for the same prior year periods, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2021 is as follows (in thousands):

						2026 and
	2021	2022	2023	2024	2025	thereafter	Total

Amortization expense	$2,123	$2,494	$990	$990	$810	$3,646	$11,053

8.	Debt

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

The 2021 Credit Agreement has customary representations and warranties. The ability to borrow under the facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, investments, asset sales, affiliate transactions and restricted payments, as well as financial covenants, including the following:

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

The 2021 Credit Agreement includes customary events of default. The occurrence of an event of default will permit the lenders to terminate commitments to lend under the Revolving Facility and accelerate payment of all amounts outstanding thereunder.

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

The 2021 Credit Agreement was accounted for as a debt modification. As of June 30, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.

On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability, which is being paid off monthly over the term of the lease. The balance of other financing as of June 30, 2021 was $0.6 million.

As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following tables, the figures related to the June 30, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	June 30,	December 31,
	2021	2020
Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(32,203)	-
Letter of credit	(800)	(800)
Landlord reserves	-	(162)
Availability on Revolving Facility	$41,997	$10,788

The Company had future maturities of its long-term debt as of June 30, 2021 as follows (in thousands):

	2021	2022	2023	2024	2025 and thereafter	Total
Revolving Facility	$-	$-	$-	$-	$32,203	$32,203
Other financing	372	222	-	-	-	594
Total	$372	$222	$-	$-	$32,203	$32,797

The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2021			December 31, 2020

	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$-	$32,203	32,203	$-	$-	$-
Term loan	-	-	-	4,615	17,305	21,920
Equipment line	-	-	-	1,600	4,400	6,000
2019 equipment line	-	-	-	2,500	7,500	10,000
Other financing	594	-	594	725	222	947
	594	32,203	32,797	9,440	29,427	38,867
Unamortized value of debt issuance costs	(74)	(263)	(337)	(17)	(49)	(66)
Total	$520	$31,940	$32,460	$9,423	$29,378	$38,801

As of June 30, 2021, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at June 30, 2021 was 2.08% (LIBO of 0.08% plus 2.00%). The actual ABR loan rate at June 30, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).

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

The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. In order to manage the volatility in interest rate markets, in February 2021, the Company entered into two interest rate swap agreements to manage exposure arising from this risk. On a combined basis, the agreements have a constant notional amount over a five-year term that ends on February 5, 2026. The agreements both pay the Company 30-day LIBOR on the notional amount and the Company pays a fixed rate of interest equal to 0.73%. These derivative instruments are considered cash flow hedges. The Company does not have any other derivative financial instruments.

The table below presents the location and gross fair value amounts of our derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	June 30, 2021 (a)
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other noncurrent assets	$20,000	$52

(a) No derivative instruments existed at December 31, 2020.

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 (a)	2021 (a)
Gain/(loss) on cash flow hedges - interest rate swaps
Beginning balance	$158	$-
Unrealized gain/(loss) recognized in AOCI	(137)	11
Amounts reclassified to interest expense (b)( c)	31	41
Tax provision	(13)	(13)
Ending balance	$39	$39

(a) No derivative instruments existed for the three and six months ended June 30, 2020

(b) Positive amounts represented interest expense. Total interest expense as presented in the consolidated statement of operations for the three months and six months ended June 30, 2021 were $0.3 million and $0.6 million, respectively

(c) $0.1 million of expense is expected to be reclassified into earnings within the next 12 months

The Company did not incur any hedge ineffectiveness during the three or six months ended June 30, 2021.

10.	Income Taxes

During the three and six months ended June 30, 2021, the Company recorded a benefit from income taxes of $0.5 million and $0.7 million, respectively. The income tax benefit relates principally to excess tax benefits on exercises of stock options and vesting of restricted stock during the periods offset by the estimate of the Company’s annual state and local taxes and foreign operations in Canada. During the three and six months ended June 30, 2020, the Company recorded provision for income taxes of less than $0.1 million and $0.1 million, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. Under the CARES Act, the Company deferred paying $0.7 million of applicable gross payroll taxes, which is included in other current liabilities as of June 30, 2021. The $0.7 million balance of the deferred Social Security taxes is expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively.

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

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2021	2020	2021	2020
Net income (in thousands)	$820	$4,140	$1,481	$3,722
Denominator:
Weighted average common shares outstanding:
Basic	20,487,845	20,082,590	20,413,416	20,000,444
Dilutive effect of common stock equivalents	1,577,641	1,553,115	1,604,039	1,597,627
Diluted	22,065,486	21,635,705	22,017,455	21,598,071
Net income per share:
Basic	$0.04	$0.21	$0.07	$0.19
Diluted	$0.04	$0.19	$0.07	$0.17

For the three and six months ended June 30, 2021, 0.2 million and 0.1 million, respectively, of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For both the three and six months ended June 30, 2020, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.

Share Repurchase Program

On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2021, the Company had not repurchased any shares under the Share Repurchase Program.

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

The components of lease costs for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$348	$404	$696	$828
Variable lease cost	58	77	115	189
Total lease cost	$406	$481	$811	$1,017

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$720	$789

Right of use assets obtained in exchange for lease obligations:
Operating leases	$288	$118

Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2021	2020

	Years	Years
Weighted average remaining lease term:	6.5	7.2
	Rate	Rate
Weighted average discount rate:	7.7%	7.8%

Future maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

Operating Leases
2021	$545
2022	1,183
2023	979
2024	949
2025	914
Thereafter	2,253
Total undiscounted lease payments	6,823
Less: Imputed interest	(2,327)
Total lease liabilities	$4,496

14.	Business Segment Information

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

The financial information summarized below is presented by reportable segment for the three months ended June 30, 2021 and 2020:

2021
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$16,334	$8,500	$-	$24,834
Net revenues - internal	-	1,598	(1,598)	-
Total net revenues	16,334	10,098	(1,598)	24,834
Gross profit	10,451	4,599	-	15,050

Selling, general and administrative expenses			14,354	14,354
Interest expense			(317)	(317)
Other expense			(37)	(37)
Benefit from income taxes			478	478

Net income				$820

Total assets	$60,876	$33,121	$2,000	$95,997
Purchases of medical equipment	$1,871	$736	$-	$2,607
Depreciation and amortization of intangible assets	$2,732	$927	$-	$3,659

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$15,605	$10,394	$-	$25,999
Net revenues - internal	-	1,258	(1,258)	-
Total net revenues	15,605	11,652	(1,258)	25,999
Gross profit	10,279	5,699	-	15,978

Selling, general and administrative expenses			11,472	11,472
Interest expense			(332)	(332)
Other expense			(9)	(9)
Provision for income taxes			(25)	(25)

Net income				$4,140

Total assets	$51,962	$30,007	$2,000	$83,969
Purchases of medical equipment	$2,663	$2,113	$-	$4,776
Depreciation and amortization of intangible assets	$2,694	$836	$-	$3,530

The financial information summarized below is presented by reportable segment for the six months ended June 30, 2021 and 2020:

2021
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$32,245	$17,052	$-	$49,297
Net revenues - internal	-	3,044	(3,044)	-
Total net revenues	32,245	20,096	(3,044)	49,297
Gross profit	20,454	9,172	-	29,626

Selling, general and administrative expenses			28,057	28,057
Interest expense			(639)	(639)
Other expense			(106)	(106)
Benefit from income taxes			657	657

Net income				$1,481

Total assets	$60,876	$33,121	$2,000	$95,997
Purchases of medical equipment	$3,492	$1,451	$-	$4,943
Depreciation and amortization of intangible assets	$5,428	$1,801	$-	$7,229

2020
			Corporate/
(in thousands)	ITS	DME Services	Eliminations	Total

Net revenues - external	$29,731	$17,821	$-	$47,552
Net revenues - internal	-	2,496	(2,496)	-
Total net revenues	29,731	20,317	(2,496)	47,552
Gross profit	19,385	9,256	-	28,641

Selling, general and administrative expenses			24,102	24,102
Interest expense			(735)	(735)
Other expense			(28)	(28)
Provision for income taxes			(54)	(54)

Net income				$3,722

Total assets	$51,962	$30,007	$2,000	$83,969
Purchases of medical equipment	$5,020	$3,763	$-	$8,783
Depreciation and amortization of intangible assets	$5,348	$1,584	$-	$6,932

15.	COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce, customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three or six months ended June 30, 2021, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

Overview

We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Partner while First Biomedical, Inc., a wholly-owned subsidiary of the Company, is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and also ISO 13485 certified at our Bakersfield, California location.

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

●

Lymphedema Therapy – as announced in June 2021, Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers estimated to be 20% of the multi-billion-dollar Lymphedema market.

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

Durable Medical Equipment Services (“DME Services”) Segment

Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our recent acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. Our recent acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment and complements the Company’s purchase of FilAMed.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce, customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and six months ended June 30, 2021, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following represents the Company’s results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Better/
(in thousands, except share and per share data)	2021	2020	(Worse)

Net revenues:
ITS	$16,334	$15,605	$729
DME Services (inclusive of inter-segment revenues)	10,098	11,652	(1,554)
Less: elimination of inter-segment revenues	(1,598)	(1,258)	(340)
Total	24,834	25,999	(1,165)
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,451	10,279	172
DME Services	4,599	5,699	(1,100)
Total	15,050	15,978	(928)

Selling, general and administrative expenses
Provision for doubtful accounts	(39)	238	277
Amortization of intangibles	1,096	1,075	(21)
Selling and marketing	2,680	2,449	(231)
General and administrative	10,617	7,710	(2,907)
Total selling, general and administrative expenses	14,354	11,472	(2,882)

Operating income	696	4,506	(3,810)

Other expense	(354)	(341)	(13)

Income before income taxes	342	4,165	(3,823)
Benefit from (provision for) income taxes	478	(25)	503

Net income	$820	$4,140	$(3,320)

Net income per share:
Basic	$0.04	$0.21	$(0.17)
Diluted	$0.04	$0.19	$(0.15)
Weighted average shares outstanding:
Basic	20,487,845	20,082,590	405,255
Diluted	22,065,486	21,635,705	429,781

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the quarter ended June 30, 2021 (“second quarter of 2021”) were $24.8 million, a decrease of $1.2 million, or 4.5%, compared to $26.0 million for the quarter ended June 30, 2020 (“second quarter of 2020”). The decrease was due to lower equipment sales and rental revenues offset partially by higher service and repair revenues and higher net revenue for all three ITS Segment therapies.

ITS

ITS net revenue of $16.3 million increased $0.7 million, or 4.7%, during the second quarter of 2021 as compared to the prior year period. This increase was primarily attributable to higher treatment volumes for Pain Management and NPWT. Pain Management net revenue for the 2021 second quarter increased as compared to the prior year second quarter due to additional sites of care added over the last year and a recovery in the elective surgeries market which was negatively impacted by COVID-19 during the second quarter of 2020. NPWT was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $0.7 million during the second quarter of 2021 as compared to the same period in 2020, which represented an increase of 114%.

DME Services

DME Services net revenue of $8.5 million decreased $1.9 million, or 18.2%, during the second quarter of 2021 as compared to the prior year period. This decrease was mainly due to a moderation in market demand for infusion pumps which was elevated during the second quarter of 2020 because of the COVID-19 pandemic. The higher net revenue for 2020 included a $1.6 million one-time sale of used infusion pumps and elevated number of pumps in rental service. These decreases were partially offset by net revenues from the acquisitions of FilAMed and OB Healthcare which were acquired during the first quarter of 2021 and second quarter of 2021, respectively.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the second quarter of 2021 of $15.1 million decreased $0.9 million, or 5.8%, from $16.0 million for the second quarter of 2020. The decrease was driven by the decrease in net revenues and a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin was 60.6% during the second quarter of 2021 as compared to 61.5% during the prior year, a decrease of 0.9%. Gross margin decreased in both the DME Services and ITS segments.

ITS

ITS gross profit was $10.5 million during the second quarter of 2021, representing an increase of $0.2 million compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 1.9% to 64.0%. The lower gross margin was the result of higher pump maintenance expenses as compared to the prior year. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually low during the 2020 second quarter due to COVID-19 when we deployed a significant number of newly purchased pumps.

DME Services

DME Services gross profit during the second quarter of 2021 was $4.6 million, representing a decrease of $1.1 million, or 19.3%, compared to the prior year. This decrease was due to the decrease in net revenues and a slightly lower gross margin. The DME gross margin was 54.1% during the current quarter, which was 0.7% lower than the prior year. This decrease was the result of gross margin mix associated with lower rental revenues.

Provision for Doubtful Accounts

Provision for doubtful accounts for the second quarter of 2021 included a favorable accrual reversal resulting in the net amount to be a small benefit during the period as compared to a $0.2 million expense recorded for the second quarter of 2020. The accrual reversal was the result of improved collections on late accounts.

Selling and Marketing Expenses

Selling and marketing expenses for the second quarter of 2021 were $2.7 million, representing an increase of $0.2 million, or 9.4%, as compared to the second quarter of 2020. Selling and marketing expenses as a percentage of net revenues increased to 10.8% compared to the prior year period at 9.4%. This increase reflected higher customer travel expenses and higher expenses for NPWT dedicated sales personnel hired during the 2021 second quarter. These amounts were partially offset by a reduction in expenses associated with a sales team reorganization completed in late 2020. The higher travel expenses occurred as travel restrictions related to COVID-19 were lifted earlier during the year. During the second quarter of 2020, when the COVID-19 related travel restrictions were at their peak, our sales team generally did not travel. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the second quarter of 2021 were $10.6 million, an increase of 37.7% from $7.7 million for the second quarter of 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $2.9 million was largely due to an increase in stock-based compensation expense of $1.0 million, lower than normal expenses during the second quarter of 2020 due to COVID-19 related deferrals of various internal projects of nearly $1.0 million and the additional G&A expenses and acquisition expenses for FilAMed and OB Healthcare totaling $0.2 million. The additional increase of $0.7 million included higher personnel and general business expenses. G&A expenses as a percentage of net revenues for the second quarter of 2021, increased to 42.8% compared to 29.7% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.

Other Expenses

During the second quarter of 2021, other expense included interest expense of $0.3 million which was slightly lower than interest expense for the second quarter of 2020. This decrease resulted from lower average outstanding debt balances offset by higher weighted average interest rates and additional commitment fees on a higher unused revolving line availability during the second quarter of 2021 as compared to 2020.

Benefit From (Provision For) Income Taxes

During the second quarter of 2021, the Company recorded a benefit from income taxes totaling $0.5 million. This amount included an excess tax benefit associated with a higher amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the quarter. This benefit was partially offset by an estimated tax provision totaling $0.2 million representing an effective tax rate of 33.4% on pre-tax income totaling $0.3 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

As of December 31, 2020, the Company had generated significant pre-tax income on a three-year cumulative basis prompting management to assess available positive and negative evidence regarding the recovery of our net deferred tax assets. Due to this assessment, it was determined that it is more likely than not that the Company will recognize the benefits of its federal and state net deferred tax assets and, as a result, a previously recorded valuation allowance was released. Prior to this date, our tax provisions and benefits were significantly offset by adjustments to the valuation allowance.

During the second quarter of 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of less than 1.0% on pre-tax earnings totaling $4.2 million. The effective tax rates differed from the U.S. statutory rates during this period due mainly to the availability of net operating losses almost fully offsetting the then current tax provision in most jurisdictions we operated in and a decrease in the valuation reserve recorded on our net deferred tax assets, which fully offset our deferred tax provision during that period.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following represents the Company’s results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,		Better/
(in thousands, except share and per share data)	2021	2020	(Worse)

Net revenues:
ITS	$32,245	$29,731	$2,514
DME Services (inclusive of inter-segment revenues)	20,096	20,317	(221)
Less: elimination of inter-segment revenues	(3,044)	(2,496)	(548)
Total	49,297	47,552	1,745
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	20,454	19,385	1,069
DME Services	9,172	9,256	(84)
Total	29,626	28,641	985

Selling, general and administrative expenses
Provision for doubtful accounts	(109)	523	632
Amortization of intangibles	2,139	2,150	11
Selling and marketing	5,056	5,067	11
General and administrative	20,971	16,362	(4,609)
Total selling, general and administrative expenses	28,057	24,102	(3,955)

Operating income	1,569	4,539	(2,970)

Other expense	(745)	(763)	18

Income before income taxes	824	3,776	(2,952)
Benefit from (provision for) income taxes	657	(54)	711

Net income	$1,481	$3,722	$(2,241)

Net income per share:
Basic	$0.07	$0.19	$(0.12)
Diluted	$0.07	$0.17	$(0.10)
Weighted average shares outstanding:
Basic	20,413,416	20,000,444	412,972
Diluted	22,017,455	21,598,071	419,384

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues

Net revenues for the six-month period ended June 30, 2021 (“first half of 2021”) were $49.3 million, an increase of $1.7 million, or 3.7%, compared to $47.6 million for the six-month period ended June 30, 2020 (“first half of 2020”). The increase was due to higher service volumes for all three ITS Segment therapies, improved collections on billings offset partially by lower medical equipment sales in the DME Services Segment.

ITS

ITS net revenue of $32.2 million increased $2.5 million, or 8.5%, during the first half of 2021 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, higher service volumes for Pain Management and new revenues from NPWT. Adding to these increases was improved third-party payer collections on billings and other market-related organic growth. Pain Management net revenue for the first half of 2021 increased as compared to the first half of 2020 due to additional sites of care added over the last year and a recovery in the elective surgeries market which was negatively impacted by COVID-19 during the second quarter of 2020. The new NPWT business was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $1.3 million during the first half of 2021 as compared to the same period in 2020, which represented an increase of 104%.

DME Services

DME Services net revenue of $17.1 million, decreased $0.8 million, or 4.3%, during the first half of 2021 as compared to the prior year period. This decrease was mainly due to a moderation in market demand for infusion pumps which was elevated during the second quarter of 2020 because of the COVID-19 pandemic partially offset by expansion of our market share with national home infusion service providers, the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers and revenues from FilAMed and OB Healthcare which were acquired during the first quarter of 2021 and second quarter of 2021, respectively.

Gross Profit (inclusive of certain inter-segment allocations)

Gross profit for the first half of 2021 of $29.6 million increased $1.0 million, or 3.4%, from $28.6 million for the first half of 2020. This increase was due to the increase in net revenues. Gross margin decreased slightly to 60.1% during the first half of 2021 as compared to 60.2% during the prior year. This increase was due to an increase in gross margin for the DME Services segment partially offset by lower gross margin for the ITS segment.

ITS

ITS gross profit was $20.5 million during the first half of 2021, representing an increase of $1.1 million, or 5.5%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 1.8% to 63.4%. The lower gross margin was the result of a non-cash reserve adjustment of $0.4 million recorded for missing medical equipment, higher pump maintenance expenses offset partially by improved collections on billings during the current period. The reserve adjustment for missing equipment was significantly higher than normal, occurred only in the first quarter of 2021 and is not expected to recur. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually low during the prior year due to COVID-19 when the Company deployed a significant number of newly purchased pumps.

DME Services

DME Services gross profit during the first half of 2021 was $9.2 million, representing a slight decrease of $0.1 million, or 0.9%, over the prior year. This decrease was due to the decrease in net revenues offset partially by a higher gross margin. The DME gross margin was 53.8% during the current period, which was 1.8% higher than the prior year. This increase was the result of improved gross margin mix associated with higher rental and service revenues.

Provision for Doubtful Accounts

Provision for doubtful accounts for the first half of 2021 included a favorable accrual reversal resulting in the net amount to be a benefit of $0.1 million during the period as compared to a $0.5 million expense recorded for the first half of 2020. The accrual reversal was the result of improved collections on late accounts.

Selling and Marketing Expenses

Selling and marketing expenses for the first half of 2021 were $5.1 million, which was about equal to the amount during the first half of 2020. Selling and marketing expenses as a percentage of net revenues decreased to 10.3% compared to the prior year period at 10.7%. The amount included decreases that reflected a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS segment, and improved net revenue leverage of fixed selling and marketing expenses. These decreases were partially offset by higher customer travel expenses and higher expenses for NPWT dedicated sales personnel hired during the 2021 second quarter. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses

G&A expenses for the first half of 2021 were $21.0 million, an increase of $4.6 million or 28.2% from the first half of 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase was largely due to an increase in stock-based compensation expense of $2.4 million, lower than normal expenses during the second quarter of 2020 due to COVID-19 related deferrals of various internal projects of nearly $1.0 million and the additional G&A expenses and acquisition expenses for FilAMed and OB Healthcare totaling $0.2 million. The additional increase of $1.0 million included higher personnel and general business expenses. G&A expenses as a percentage of net revenues for the first half of 2021, increased to 42.5% compared to 34.4% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.

Other Income and Expenses

During the first half of 2021, other income and expense included interest expense of $0.6 million which was $0.1 million lower than interest expense for the first half of 2020. This decrease resulted from lower average outstanding debt balances offset by higher weighted average interest rates and additional commitment fees on a higher unused revolving line availability during the first half of 2021 as compared to 2020.

Benefit From (Provision For) Income Taxes

During the first half of 2021, the Company recorded a benefit from income taxes totaling $0.7 million. This amount included a benefit due to an excess tax benefit associated with a higher amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the first half of 2021. This benefit was partially offset by an estimated tax provision totaling $0.3 million representing an effective tax rate of 33.4% on pre-tax income totaling $0.8 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

During the first half of 2020, we recorded a provision for income taxes of less than $0.1 million, representing a negative effective tax rate of 1.4% on pre-tax earnings of $3.8 million. The effective tax rate during this period differed from the U.S. statutory rates during this period due mainly to the availability of net operating losses almost fully offsetting the then current tax provision in most jurisdictions we operated in and a decrease in the valuation reserve recorded on our net deferred tax assets, which fully offset our deferred tax provision during that period.

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

The following table summarizes our available liquidity (in millions):

Liquidity
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$0.2	$9.6
Revolving line of credit	42.0	10.8
Available liquidity	$42.2	$20.4

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

Long-Term Debt Activities:

The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following table, the figures related to the June 30, 2021 revolving credit facility (the “Revolving Facility”) balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	June 30,	December 31,
	2021	2020
Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(32,203)	-
Letters of credit	(800)	(800)
Landlord reserves	-	(162)
Availability on Revolving Facility	$41,997	$10,788

As of June 30, 2021, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at June 30, 2021 was 2.08% (LIBO of 0.08% plus 2.00%). The actual ABR loan rate at June 30, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%). As of June 30, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.

Share Repurchase Program

On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.

As of June 30, 2021, the Company had not repurchased any shares under the Share Repurchase Program.

Cash Flows:

The following table summarizes our cash flows (in millions):

	Six months ended June 30,
In millions	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$8.8	$4.3	$4.6
Net cash used in investing activities	$(11.3)	$(8.5)	$(2.8)
Net cash (used in) provided by financing activities	$(7.0)	$2.1	$(9.1)

Operating Cash Flow. Net cash provided by operating activities for the first half of 2021 was $8.8 million compared to $4.3 million for the first half of 2020. This $4.6 million, or 107%, increase was primarily attributable to the positive cash flow effect of increases in net income adjusted for non-cash items of $11.3 million during the first half of 2021 as compared to $8.6 million during the first half of 2020, an increase of $2.7 million, or 31.5%. In addition to this improvement, a lower use of cash associated with a net increase in working capital balances during the first half of 2021 as compared to 2020 resulted in an additional increase in operating cash flow of $1.8 million. These working capital balances included accounts receivable, inventory and accounts payable. Accounts receivable increased by $0.3 million during the first half of 2021 as compared to $2.1 million during the prior year mainly due to a lower growth in net revenues during the first half of 2021 as compared to the prior year. Inventory increased by $0.7 million during the first half of 2021, which was lower than in the prior year of $1.4 million when the Company purchased a safety stock of disposable medical supplies in anticipation of potential supply disruptions as the COVID-19 pandemic began to unfold. Accounts payable and other liabilities, net of capital items, decreased by $1.6 million during the first half of 2021, which was higher than the prior year decrease of $1.0 million as a result of the increase in purchases of disposable medical supplies related to the increase in inventory and the higher amount of revenue growth during that period.

Investing Cash Flow. Net cash used in investing activities was $11.3 million for the first half of 2021 compared to $8.5 million for the first half of 2020, an increase of $2.8 million. The increase was due to the acquisitions of FilAMed and OB Healthcare totaling $7.5 million during the first half of 2021. There were no acquisitions during 2020. This amount was partially offset by a decrease in cash used to purchase medical equipment and other property and equipment of $3.8 million and $0.4 million, respectively. Purchases of medical equipment were higher during 2020 since, during that period, the Company was adding additional equipment to prepare for the onset of COVID-19 which, at the time, was causing an increased market demand for the Company’s services while also potentially threatening the supply chain for new medical equipment.

Financing Cash Flow. Net cash used in financing activities for the first half of 2021 was $7.0 million compared to cash provided of $2.1 million for the first half of 2020. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of the first half of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash to reduce its overall outstanding debt. The amount of cash provided by financing activities during the first half of 2020 was mainly attributable to net revolving line of credit borrowings under the 2015 Credit agreement offset partially by scheduled principal payments on the related term notes. This net borrowing was used along with a portion of our available cash to fund our purchases of medical equipment during that period.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 22, 2021. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2020.

As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic or any resurgence thereof on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 22, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1**	InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-256231) filed on May 18, 2021).

10.2**

Form of Nonqualified Stock Option Agreement (Non-employee Directors) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.3**

Form of Nonqualified Stock Option Agreement (Employees) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.4**

Form of Restricted Stock Unit Agreement (Time-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.5**

Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.6**

First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.7**

First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Barry Steele (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.8**

First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.9**

First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Jeannine Sheehan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.10**

First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Tom Ruiz (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101

* ** ***	Filed herewith Management contract or compensatory plan, contract or arrangement Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 12, 2021	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2021	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)