Form 10-Q
period 2021-09-30
InfuSystem Holdings, Inc
filed 2021-11-15
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2021, 20,649,447 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
Index to Form 10-Q

		PAGE
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	-Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	-Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020	4
	-Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020	5
	-Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6
	-Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$165	$9,648
Accounts receivable, net	15,845	14,720
Inventories	3,705	3,001
Other current assets	2,151	2,402

Total current assets	21,866	29,771
Medical equipment for sale or rental	1,540	1,603
Medical equipment in rental service, net of accumulated depreciation	36,431	35,611
Property & equipment, net of accumulated depreciation	4,426	4,296
Goodwill	3,710	—
Intangible assets, net	11,928	11,177
Operating lease right of use assets	3,859	4,461
Deferred income taxes	10,819	9,967
Other assets	207	105

Total assets	$94,786	$96,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,703	$6,779
Current portion of long-term debt	336	9,423
Other current liabilities	7,446	6,795

Total current liabilities	14,485	22,997
Long-term debt, net of current portion	30,559	29,378
Operating lease liabilities, net of current portion	3,287	3,864

Total liabilities	48,331	56,239

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; issued and outstanding 24,125,687 and 20,607,198, respectively, as of September 30, 2021, and issued and outstanding 23,816,193 and 20,297,704, respectively, as of December 31, 2020	2	2
Additional paid-in capital	89,385	84,785
Accumulated other comprehensive income	70	—
Retained deficit	(43,002)	(44,035)

Total stockholders’ equity	46,455	40,752

Total liabilities and stockholders’ equity	$94,786	$96,991
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$26,566	$25,125	$75,863	$72,677
Cost of revenues	11,308	10,003	30,979	28,914
Gross profit	15,258	15,122	44,884	43,763

Selling, general and administrative expenses:
Provision for doubtful accounts	10	11	(99)	534
Amortization of intangibles	1,125	1,075	3,264	3,225
Selling and marketing	2,908	2,196	7,964	7,263
General and administrative	11,566	8,587	32,537	24,949

Total selling, general and administrative	15,609	11,869	43,666	35,971

Operating (loss) income	(351)	3,253	1,218	7,792
Other expense:
Interest expense	(270)	(283)	(909)	(1,018)
Other (expense) income	(44)	8	(150)	(20)

(Loss) Income before income taxes	(665)	2,978	159	6,754
Benefit from (provision for) income taxes	217	(38)	874	(92)
Net (loss) income	$(448)	$2,940	$1,033	$6,662
Net (loss) income per share
Basic	$(0.02)	$0.15	$0.05	$0.33
Diluted	$(0.02)	$0.14	$0.05	$0.31
Weighted average shares outstanding:
Basic	20,577,886	20,179,056	20,468,842	20,060,416
Diluted	20,577,886	21,663,414	21,995,216	21,637,481

Comprehensive income:
Net (loss) income	$(448)	$2,940	$1,033	$6,662
Other comprehensive income:
Unrealized gain on hedges	41	—	93	—
Provision for income tax on unrealized hedge gain	(10)	—	(23)	—
Net comprehensive (loss) income	$(417)	$2,940	$1,103	$6,662
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at June 30, 2020	23,651	$2	$83,845	$(57,645)	$—	(3,518)	$—	$26,202
Stock-based shares issued upon vesting - gross	127	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	659	—	—	—	—	659
Employee stock purchase plan	15	—	116	—	—	—	—	116
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(38)	—	(528)	—	—	—	—	(528)
Net income	—	—	—	2,940	—	—	—	2,940
Balances at September 30, 2020	23,755	$2	$84,092	$(54,705)	$—	(3,518)	$—	$29,389

Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$—	$44,700
Stock-based shares issued upon vesting - gross	25	—	38	—	—	—	—	38
Stock-based compensation expense	—	—	1,955	—	—	—	—	1,955
Employee stock purchase plan	16	—	179	—	—	—	—	179
Other comprehensive income	—	—	—	—	31	—	—	31
Net loss	—	—	—	(448)	—	—	—	(448)
Balances at September 30, 2021	24,125	$2	$89,385	$(43,002)	$70	(3,518)	$—	$46,455

Balances at December 31, 2019	23,401	$2	$83,699	$(61,367)	$—	(3,518)	$—	$22,334
Stock-based shares issued upon vesting - gross	419	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,222	—	—	—	—	1,222
Employee stock purchase plan	29	—	190	—	—	—	—	190
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(122)	—	(1,269)	—	—	—	—	(1,269)
Common stock issued	28	—	250	—	—	—	—	250
Net income	—	—	—	6,662	—	—	—	6,662
Balances at September 30, 2020	23,755	$2	$84,092	$(54,705)	$—	(3,518)	$—	$29,389

Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$—	(3,518)	$—	$40,752
Stock-based shares issued upon vesting - gross	334	—	431	—	—	—	—	431
Stock-based compensation expense	—	—	4,962	—	—	—	—	4,962
Employee stock purchase plan	32	—	348	—	—	—	—	348
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(57)	—	(1,141)	—	—	—	—	(1,141)
Other comprehensive income	—	—	—	—	70	—	—	70
Net income	—	—	—	1,033	—	—	—	1,033
Balances at September 30, 2021	24,125	$2	$89,385	$(43,002)	$70	(3,518)	$—	$46,455
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020

OPERATING ACTIVITIES
Net income	$1,033	$6,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(99)	534
Depreciation	7,705	7,267
Loss on disposal of and reserve adjustments for medical equipment	848	150
Gain on sale of medical equipment	(1,588)	(2,949)
Amortization of intangible assets	3,264	3,225
Amortization of deferred debt issuance costs	132	13
Stock-based compensation	4,962	1,222
Deferred income taxes	(875)	16
Changes in assets - (increase)/decrease:
Accounts receivable	217	(1,490)
Inventories	(630)	(1,074)
Other current assets	251	75
Other assets	(102)	(114)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(513)	(869)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,605	12,668

INVESTING ACTIVITIES
Acquisition of business	(7,650)	—
Purchase of medical equipment	(9,645)	(11,955)
Purchase of property and equipment	(607)	(865)
Proceeds from sale of medical equipment, property and equipment	2,214	3,870
NET CASH USED IN INVESTING ACTIVITIES	(15,688)	(8,950)

FINANCING ACTIVITIES
Principal payments on long-term debt	(69,306)	(35,458)
Cash proceeds from long-term debt	61,654	31,861
Debt issuance costs	(386)	—
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,141)	(1,269)
Cash proceeds from stock plans	779	190
Common stock - issued	—	250
NET CASH USED IN FINANCING ACTIVITIES	(8,400)	(4,426)

Net change in cash and cash equivalents	(9,483)	(708)
Cash and cash equivalents, beginning of period	9,648	2,647
Cash and cash equivalents, end of period	$165	$1,939
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada.
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
2.Recent Accounting Pronouncements and Developments
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

3.Business Combinations
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
FilAMed and OB Healthcare’s results of operations are included in the Company’s consolidated statements of operations from the respective closing dates. Revenues and earnings from these acquisitions have not been significant through September 30, 2021.
Purchase Price Allocation
Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates. The purchase price allocations were primarily based upon a valuation using management’s estimates and assumptions. The purchase price allocation was completed for FilAMed as of September 30, 2021. The purchase price allocation for OB Healthcare was based on a preliminary analysis and is subject to further adjustments related to the final working capital determination. Upon completion of the final purchase price allocation, the Company may need to adjust the accounts receivable. The following table summarizes the consideration paid and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for both FilAMed and OB Healthcare (in thousands):

	FilAMed	OB Healthcare	Total Consideration
Cash	$1,400	$6,250	$7,650
Working capital (a)	—	327	327
Contingent consideration	—	750	750
Total - consideration	$1,400	$7,327	$8,727

	FilAMed	OB Healthcare	Total Acquisition Date Fair Value
Accounts receivable (a)	$—	$727	$727
Inventories	74	—	74
Medical equipment held for sale or rental	40	—	40
Property and equipment	102	59	161
Intangible assets	1,015	3,000	4,015
Goodwill	169	3,541	3,710
Operating lease right of use assets	281	7	288
Operating lease liabilities	(281)	(7)	(288)
Total - purchase price (a)	$1,400	$7,327	$8,727

(a) Amount based on preliminary working capital.

The amount of acquisition costs for both transactions was $0.2 million and is included in general and administrative expenses for the nine months ended September 30, 2021.
During the three months ended September 30, 2021, the Company updated the valuation of OB Healthcare based on further analysis of the final working capital with an immaterial decrease in the consideration transferred and a corresponding decrease to goodwill. There was no impact to the condensed consolidated statement of operations.
The Company fully paid all consideration for FilAMed as of September 30, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with a subsequent cash payment of $0.1 million during the quarter ended September 30, 2021 and had an additional estimated amount due to the seller of $0.3 million, related to a working capital adjustment, and contingent consideration of $0.8 million, both of which were recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement requires the Company to pay OB Healthcare $0.8 million if certain written contracts are executed by December 31, 2021. The Company expects OB Healthcare to satisfy this requirement. As of September 30, 2021, the Company had a $1.1 million remaining liability relating to this acquisition.
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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of January 1, 2020. The pro forma financial information for the three and nine months ended September 30, 2021 has been adjusted by $0.1 million and $0.2 million, respectively, for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The three and nine months ended September 30, 2020 also included these charges. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$26,566	$25,731	$76,633	$75,270
Net income	$(373)	$2,691	$1,268	$6,120
4.Revenue Recognition
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended September 30,
	2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$13,512	50.9%	$12,672	50.4%
Direct Payer Rentals	8,655	32.6%	7,933	31.6%
Product Sales	4,399	16.5%	4,520	18.0%

Total	$26,566	100.0%	$25,125	100.0%

	Nine Months Ended September 30,
	2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$39,436	52.0%	$36,660	50.4%
Direct Payer Rentals	25,095	33.1%	22,733	31.3%
Product Sales	11,332	14.9%	13,284	18.3%

Total	$75,863	100.0%	$72,677	100.0%
Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Product Sales are entirely attributed to revenues of the DME Services segment. For the three months ended September 30, 2021, $3.1 million and $5.6 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended September 30, 2020, $3.0 million and $4.9 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively.
For the nine months ended September 30, 2021, $9.4 million and $15.7 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the nine months ended September 30, 2020, $8.7 million and $14.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Medical equipment for sale or rental	$1,592	$1,636
Medical equipment for sale or rental - pump reserve	(52)	(33)
Medical equipment for sale or rental - net	1,540	1,603

Medical equipment in rental service	88,107	83,411
Medical equipment in rental service - pump reserve	(1,356)	(893)
Accumulated depreciation	(50,320)	(46,907)
Medical equipment in rental service - net	36,431	35,611

Total	$37,971	$37,214
Depreciation expense for medical equipment for the three and nine months ended September 30, 2021 was $2.4 million and $7.0 million, respectively, compared to $2.3 million and $6.7 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,535	$(2,411)	$2,124	$3,742	$(2,018)	$1,724
Automobiles	117	(110)	7	117	(102)	15
Leasehold improvements	3,418	(1,123)	2,295	3,416	(859)	2,557

Total	$8,070	$(3,644)	$4,426	$7,275	$(2,979)	$4,296
Depreciation expense for property and equipment for the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.6 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2021 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2020	$—
Goodwill acquired	3,710
Balance as of September 30, 2021	$3,710

(a) No goodwill allocated to the ITS segment.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000		$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(30,769)	8,065	36,534	(28,924)	7,610
Non-competition agreements	472	(43)	429	—	—	—
Unpatented technology	943	(90)	853	—	—	—
Software	11,530	(10,949)	581	11,230	(9,663)	1,567

Total nonamortizable and amortizable intangible assets	$53,802	$(41,874)	$11,928	$49,787	$(38,610)	$11,177
Amortization expense for the three and nine months ended September 30, 2021 was $1.1 million and $3.3 million, respectively, compared to $1.1 million and $3.2 million for the same prior year periods, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of September 30, 2021 is as follows (in thousands):

	2021	2022	2023	2024	2025	2026 and thereafter	Total

Amortization expense	$998	$2,494	$990	$990	$810	$3,646	$9,928
8.Debt
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
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million, maturing on February 5, 2026. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).
The 2021 Credit Agreement has customary representations and warranties. The ability to borrow under the facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, investments, asset sales, affiliate transactions and restricted payments, as well as financial covenants, including the following:
•a minimum fixed charge coverage ratio (defined as the ratio of consolidated EBITDA (as defined in the 2021 Credit Agreement) less 50% of depreciation expense), to consolidated fixed charges (as defined in the 2021 Credit Agreement)) for the prior four most recently ended calendar quarters of 1.20 to 1.00; and
•a maximum leverage ratio (defined as total indebtedness to EBITDA for the prior four most recently ended calendar quarters) of 3.50 to 1.00.
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
The 2021 Credit Agreement was accounted for as a debt modification. As of September 30, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability, which is being paid off monthly over the term of the lease. The balance of other financing as of September 30, 2021 was $0.4 million.
As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following tables, the figures related to the September 30, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	September 30, 2021	December 31, 2020

Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(30,804)	—
Letter of credit	(800)	(800)
Landlord reserves	—	(162)
Availability on Revolving Facility	$43,396	$10,788
The Company had future maturities of its long-term debt as of September 30, 2021 as follows (in thousands):

	2021	2022	2023	2024	2025 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$30,804	$30,804
Other financing	188	222	—	—	—	410
Total	$188	$222	$—	$—	$30,804	$31,214
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	September 30, 2021			December 31, 2020
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$30,804	$30,804	$—	$—	$—
Term loan	—	—	—	4,615	17,305	21,920
Equipment line	—	—	—	1,600	4,400	6,000
2019 equipment line	—	—	—	2,500	7,500	10,000
Other financing	410	—	410	725	222	947
	410	30,804	31,214	9,440	29,427	38,867
Unamortized value of debt issuance costs	(74)	(245)	(319)	(17)	(49)	(66)
Total	$336	$30,559	$30,895	$9,423	$29,378	$38,801
As of September 30, 2021, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at September 30, 2021 was 2.09% (LIBO of 0.09% plus 2.00%). The actual ABR loan rate at September 30, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).
9.Derivative Financial Instruments and Hedging Activities

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
The table below presents the location and gross fair value amounts of our derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	September 30, 2021 (a)
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$93

(a) No derivative instruments existed at December 31, 2020.
The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended September 30, 2021 (a)	Nine Months Ended September 30, 2021 (a)
Gain on cash flow hedges - interest rate swaps
Beginning balance	$39	$—
Unrealized gain recognized in AOCI	9	20
Amounts reclassified to interest expense (b)(c)	32	73
Tax provision	(10)	(23)
Ending balance	$70	$70

(a) No derivative instruments existed for the three and nine months ended September 30, 2020.
(b) Positive amounts represented interest expense. Total interest expense as presented in the consolidated statement of operations for the three and nine months ended September 30, 2021 were $0.3 million and $0.9 million, respectively.

(c) $0.1 million of expense is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three or nine months ended September 30, 2021.
10.Income Taxes
During the three and nine months ended September 30, 2021, the Company recorded a benefit from income taxes of $0.2 million and $0.9 million, respectively. The income tax benefit relates principally to excess tax benefits on exercises of stock options and vesting of restricted stock during the periods offset by the estimate of the Company’s annual state and local taxes and taxes relating to its foreign operations in Canada. For both the three and nine months ended September 30, 2020, the Company recorded provision for income taxes of less than $0.1 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. Under the CARES Act, the Company deferred paying $0.7 million of applicable gross payroll taxes, which is included in other current liabilities as of September 30, 2021. The $0.7 million balance of the deferred Social Security taxes is expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively.
11.Commitments, Contingencies and Litigation
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
12.Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2021	2020	2021	2020
Net (loss) income:	$(448)	$2,940	$1,033	$6,662
Denominator:
Weighted average common shares outstanding:
Basic	20,577,886	20,179,056	20,468,842	20,060,416
Dilutive effect of common stock equivalents	—	1,484,358	1,526,374	1,577,065
Diluted	20,577,886	21,663,414	21,995,216	21,637,481
Net (loss) income per share:
Basic	$(0.02)	$0.15	$0.05	$0.33
Diluted	$(0.02)	$0.14	$0.05	$0.31
For the three months ended September 30, 2021, all outstanding options and restricted stock units were anti-dilutive due to the Company's net losses for the period and therefore are not included in the calculation. For the nine months ended September 30, 2021, 0.3 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect. For both the three and nine months ended September 30, 2020, less than 0.1 million of outstanding options and restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. The repurchase program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule

10b5-1 plan. The repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2021, the Company had not repurchased any shares under the Share Repurchase Program.
13.Leases
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
The components of lease costs for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$302	$410	$998	$1,238
Variable lease cost	65	64	180	253
Total lease cost	$367	$474	$1,178	$1,491
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$993	$1,130

Right of use assets obtained in exchange for lease obligations:
Operating leases	$288	$260
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of September 30,
	2021	2020

	Years	Years
Weighted average remaining lease term:	6.3	7.1

	Rate	Rate
Weighted average discount rate:	7.7%	7.8%

Future maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

Operating Leases
2021	$276
2022	1,183
2023	979
2024	949
2025	914
2026 and thereafter	2,253
Total undiscounted lease payments	6,554
Less: Imputed interest	(2,290)
Total lease liabilities	$4,264
14.Business Segment Information
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
The financial information summarized below is presented by reportable segment for the three months ended September 30, 2021 and 2020:

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$16,581	$9,985	$—	$26,566
Net revenues - internal	—	1,440	(1,440)	—
Total net revenues	16,581	11,425	(1,440)	26,566
Gross profit	10,574	4,684	—	15,258

Selling, general and administrative expenses			15,609	15,609
Interest expense			(270)	(270)
Other expense			(44)	(44)
Benefit from income taxes			217	217

Net loss				$(448)

Total assets	$59,312	$33,474	$2,000	$94,786
Purchases of medical equipment	$4,058	$644	$—	$4,702
Depreciation and amortization of intangible assets	$2,785	$955	$—	$3,740

2020
(in thousands)	ITS	DME Services	Corporate/Eliminations	Total

Net revenues - external	$15,638	$9,487	$—	$25,125
Net revenues - internal	—	1,459	(1,459)	—
Total net revenues	15,638	10,946	(1,459)	25,125
Gross profit	10,095	5,027	—	15,122

Selling, general and administrative expenses			11,869	11,869
Interest expense			(283)	(283)
Other income			8	8
Provision for income taxes			(38)	(38)

Net income				$2,940

Total assets	$51,547	$26,761	$2,000	$80,308
Purchases of medical equipment	$1,685	$1,487	$—	$3,172
Depreciation and amortization of intangible assets	$2,694	$866	$—	$3,560

The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2021 and 2020:

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$48,826	$27,037	$—	$75,863
Net revenues - internal	—	4,484	(4,484)	—
Total net revenues	48,826	31,521	(4,484)	75,863
Gross profit	31,028	13,856	—	44,884

Selling, general and administrative expenses			43,666	43,666
Interest expense			(909)	(909)
Other expense			(150)	(150)
Benefit from income taxes			874	874

Net income				$1,033

Total assets	$59,312	$33,474	$2,000	$94,786
Purchases of medical equipment	$7,550	$2,095	$—	$9,645
Depreciation and amortization of intangible assets	$8,213	$2,756	$—	$10,969

2020
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$45,369	$27,308	$—	$72,677
Net revenues - internal	—	3,955	(3,955)	—
Total net revenues	45,369	31,263	(3,955)	72,677
Gross profit	29,480	14,283	—	43,763

Selling, general and administrative expenses			35,971	35,971
Interest expense			(1,018)	(1,018)
Other expense			(20)	(20)
Provision for income taxes			(92)	(92)

Net income				$6,662

Total assets	$51,547	$26,761	$2,000	$80,308
Purchases of medical equipment	$6,705	$5,250	$—	$11,955
Depreciation and amortization of intangible assets	$8,042	$2,450	$—	$10,492
15.COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce, customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three or nine months ended September 30, 2021, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
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
Additional areas of growth for our ITS segment are as follows:
•Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, NPWT includes providing the Durable Medical Equipment and related consumables, overseeing logistics, providing biomedical services, and managing third-party billing of the U.S. home healthcare market, which as a subset of the broader NPWT market, has an estimated addressable home healthcare market of $600 million per year.
•Lymphedema Therapy – as announced in June 2021, Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers estimated to be 20% of the multi-billion-dollar Lymphedema market.
•Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or part, that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy.

•Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.
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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. We also continued to undertake preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce, customers and vendors. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and nine months ended September 30, 2021, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following represents the Company’s results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	Better (Worse)

Net revenues:
ITS	$16,581	$15,638	$943
DME Services (inclusive of inter-segment revenues)	11,425	10,946	479
Less: elimination of inter-segment revenues	(1,440)	(1,459)	19
Total	26,566	25,125	1,441
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,574	10,095	479
DME Services	4,684	5,027	(343)
Total	15,258	15,122	136

Selling, general and administrative expenses
Provision for doubtful accounts	10	11	1
Amortization of intangibles	1,125	1,075	(50)
Selling and marketing	2,908	2,196	(712)
General and administrative	11,566	8,587	(2,979)
Total selling, general and administrative expenses	15,609	11,869	(3,740)

Operating (loss) income	(351)	3,253	(3,604)

Other expense	(314)	(275)	(39)

(Loss) income before income taxes	(665)	2,978	(3,643)
Benefit from (provision for) income taxes	217	(38)	255

Net (loss) income	$(448)	$2,940	$(3,388)

Net (loss) income per share
Basic	$(0.02)	$0.15	$(0.17)
Diluted	$(0.02)	$0.14	$(0.16)
Weighted average shares outstanding:
Basic	20,577,886	20,179,056	398,830
Diluted	20,577,886	21,663,414	(1,085,528)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended September 30, 2021 (“third quarter of 2021”) were $26.6 million, an increase of $1.4 million, or 5.7%, compared to $25.1 million for the quarter ended September 30, 2020 (“third quarter of 2020”). The increase was due to higher service and repair revenues and higher net revenue for all three ITS Segment therapies. These increases were partially offset by decreases in DME Services rental revenues and sales of medical equipment.

ITS
ITS net revenue of $16.6 million increased $0.9 million, or 6.0%, during the third quarter of 2021 as compared to the prior year period. This increase was primarily attributable to improved third party payer collections on billings for Oncology and additional treatment volume in Pain Management and NPWT. Pain Management net revenue for the third quarter of 2021 increased as compared to the prior year third quarter due to additional sites of care added over the last year. NPWT was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $0.3 million during the third quarter of 2021 as compared to the same period in 2020, which represented an increase of 30.2%.
DME Services
DME Services net revenue of $10.0 million increased $0.5 million, or 5.2%, during the third quarter of 2021 as compared to the prior year period. This increase was mainly due to net revenues from the acquisitions of FilAMed and OB Healthcare which were acquired during the first quarter of 2021 and second quarter of 2021, respectively. These increases were partially offset by lower rental revenues and equipment sales due to a moderation in market demand for infusion pumps which was elevated during the third quarter of 2020 because of the COVID-19 pandemic.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the third quarter of 2021 of $15.3 million increased $0.1 million, or 0.9%, from $15.1 million for the third quarter of 2020. The increase was driven by the increase in net revenues offset partially by a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin was 57.4% during the third quarter of 2021 as compared to 60.2% during the prior year, a decrease of 2.8%. Gross margin decreased in both the DME Services and ITS segments.
ITS
ITS gross profit was $10.6 million during the third quarter of 2021, representing an increase of $0.5 million compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 0.8% to 63.8%. The lower gross margin was the result of higher pump maintenance expenses and pump disposal costs as compared to the prior year. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually low during the third quarter of 2020 due to COVID-19 when we deployed a significant number of newly purchased pumps. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps.
DME Services
DME Services gross profit during the third quarter of 2021 was $4.7 million, representing a decrease of $0.3 million, or 6.8%, compared to the prior year. This decrease was due to a lower gross margin offset partially by an increase in net revenues. The DME gross margin was 46.9% during the current quarter, which was 6.1% lower than the prior year. This decrease was the result of gross margin mix associated with lower rental revenues, an increase in labor costs related to an increase in biomedical technicians and an increase in freight expense. The increase in biomedical technician labor resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. These newly hired team members mainly spent their time training during the period but will be deployed to support higher demand and related revenue volumes in future quarters. The increase in freight expense was partially due to increased outbound shipping activities at the end of the third quarter of 2021 to deploy rental devices which will begin generating rental revenues during the 2021 fourth quarter.
Selling and Marketing Expenses
Selling and marketing expenses for the third quarter of 2021 were $2.9 million, representing an increase of $0.7 million, or 32.4%, as compared to the third quarter of 2020. Selling and marketing expenses as a percentage of net revenues increased to 10.9% compared to the prior year period at 8.7%. This increase reflected $0.5 million in higher expenses for NPWT and Pain Management dedicated sales personnel hired during the 2021 second quarter and higher customer travel expenses. The additional sales team members represent a strategic investment to accelerate revenue growth for these therapies and the expense included in selling and marketing is a portion of an overall expense increase of $0.8 million, for the third quarter of 2021 associated with this initiative, the remainder of which is included in general and administrative expense. These increases were partially offset by a reduction in expenses associated with a sales team reorganization completed in late 2020. The higher travel expenses occurred as travel restrictions related to COVID-19 were lifted earlier during the year. During the third quarter of 2020, when the COVID-19 related travel restrictions were at their peak, our sales team generally did not travel. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the third quarter of 2021 were $11.6 million, an increase of 34.7% from $8.6 million for the third quarter of 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $3.0 million was largely due to an increase in stock-based compensation expense of $1.3 million, $0.3 million in additional expenses related to the investments in NPWT and Pain Management, $0.2 million of additional G&A expenses for FilAMed and OB Healthcare, higher travel expenses and other increases including higher personnel and general business expenses. G&A expenses as a percentage of net revenues for the third quarter of 2021, increased to 43.5% compared to 34.2% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.
Other Expenses
During the third quarter of 2021, other expense included interest expense of $0.3 million which was slightly lower than interest expense for the third quarter of 2020. This decrease resulted from lower average outstanding debt balances offset by higher weighted average interest rates and additional commitment fees on a higher unused revolving line availability during the third quarter of 2021 as compared to 2020.
Benefit From (Provision For) Income Taxes
During the third quarter of 2021, the Company recorded a benefit from income taxes totaling $0.2 million representing an effective tax rate of 32.6% on a pre-tax loss of $0.7 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.
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
During the third quarter of 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of 1.3% on pre-tax earnings totaling $3.0 million. The effective tax rates differed from the U.S. statutory rates during this period due mainly to the availability of net operating losses almost fully offsetting the then current tax provision in most jurisdictions we operated in and a decrease in the valuation reserve recorded on our net deferred tax assets, which fully offset our deferred tax provision during that period.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following represents the Company’s results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	Better/ (Worse)

Net revenues:
ITS	$48,826	$45,369	$3,457
DME Services (inclusive of inter-segment revenues)	31,521	31,263	258
Less: elimination of inter-segment revenues	(4,484)	(3,955)	(529)
Total	75,863	72,677	3,186
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	31,028	29,480	1,548
DME Services	13,856	14,283	(427)
Total	44,884	43,763	1,121

Selling, general and administrative expenses
Provision for doubtful accounts	(99)	534	633
Amortization of intangibles	3,264	3,225	(39)
Selling and marketing	7,964	7,263	(701)
General and administrative	32,537	24,949	(7,588)
Total selling, general and administrative expenses	43,666	35,971	(7,695)

Operating income	1,218	7,792	(6,574)

Other expense	(1,059)	(1,038)	(21)

Income before income taxes	159	6,754	(6,595)
Benefit from (provision for) income taxes	874	(92)	966

Net income	$1,033	$6,662	$(5,629)

Net income per share
Basic	$0.05	$0.33	$(0.28)
Diluted	$0.05	$0.31	$(0.26)
Weighted average shares outstanding:
Basic	20,468,842	20,060,416	408,426
Diluted	21,995,216	21,637,481	357,735

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the nine-month period ended September 30, 2021 (“nine-month period of 2021”) were $75.9 million, an increase of $3.2 million, or 4.4%, compared to $72.7 million for the nine-month period ended September 30, 2020 (“nine-month period of 2020”). The increase was due to higher service volumes for all three ITS Segment therapies, improved collections on billings to third party payers and higher service and repair revenues. These increases were offset partially by lower medical equipment sales in the DME Services Segment.
ITS
ITS net revenue of $48.8 million increased $3.5 million, or 7.6%, during the nine-month period of 2021 as compared to the prior year period. This increase was primarily attributable to growth in the Company’s customer base due to favorable changes in the competitive environment for oncology services, higher service volumes for Pain Management and new revenues from NPWT. Adding to these increases was improved third-party payer collections on billings and other market-related organic growth. Pain Management net revenue for the nine-month period of 2021 increased as compared to the nine-month period of 2020 due to additional sites of care added over the last year and a recovery in the elective surgeries market which was negatively impacted by COVID-19 during the second quarter of 2020. The new NPWT business was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $1.5 million during the nine-month period of 2021 as compared to the same period in 2020, which represented an increase of 72.6%.
DME Services
DME Services net revenue of $27.0 million, decreased $0.3 million, or 1.0%, during the nine-month period of 2021 as compared to the prior year period. This decrease was mainly due to a moderation in market demand for infusion pumps which was elevated during the second quarter of 2020 because of the COVID-19 pandemic partially offset by the expansion of our market share with national home infusion service providers, the addition of new devices to our product offerings stemming from new partnerships with certain medical device manufacturers and revenues from FilAMed and OB Healthcare which were acquired during the first quarter of 2021 and second quarter of 2021, respectively.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the nine-month period of 2021 of $44.9 million increased $1.1 million, or 2.6%, from $43.8 million for the nine-month period of 2020. This increase was due to the increase in net revenues offset by a lower gross margin. Gross margin decreased slightly to 59.2% during the nine-month period of 2021 as compared to 60.2% during the prior year. This decrease was due to a decrease in the gross margin for both the DME Services and ITS segments.
ITS
ITS gross profit was $31.0 million during the nine-month period of 2021, representing an increase of $1.5 million, or 5.3%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 1.5% to 63.5%. The lower gross margin was the result of a non-cash reserve adjustment of $0.4 million recorded for missing medical equipment, higher pump maintenance expenses offset partially by improved collections on billings during the current period. The reserve adjustment for missing equipment was significantly higher than normal during the first quarter of 2021. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually low during the prior year due to COVID-19 when the Company deployed a significant number of newly purchased pumps.
DME Services
DME Services gross profit during the nine-month period of 2021 was $13.9 million, representing a decrease of $0.4 million, or 3.0%, over the prior year. This decrease was due to the decrease in net revenues and gross margin. The DME gross margin was 51.2% during the current period, which was 1.1% lower than the prior year. This decrease was the result of unfavorable gross margin mix associated with lower rental revenue, an increase in labor costs related to an increase in biomedical technicians who were being trained during the third quarter of 2021 and an increase in freight expense partially associated with shipments of rental units at the end of the third quarter of 2021.

Provision for Doubtful Accounts
Provision for doubtful accounts for the nine-month period of 2021 included a favorable accrual reversal resulting in the net amount to be a benefit of $0.1 million during the period as compared to a $0.5 million expense recorded for the nine-month period of 2020. The accrual reversal was the result of improved collections on late accounts.
Selling and Marketing Expenses
Selling and marketing expenses for the nine-month period of 2021 were $8.0 million, representing an increase of $0.7 million or 9.7% as compared to selling and marketing expenses for the nine-month period of 2020. Selling and marketing expenses as a percentage of net revenues increased to 10.5% compared to the prior year period at 10.0%. This increase reflected $0.8 million in higher expenses for NPWT and Pain Management dedicated sales personnel hired during the 2021 second quarter and higher customer travel expenses. These increases were partially offset by a decrease that reflected a shift in the proportion of net revenue favoring the DME Services segment, which has a lower commission to sales ratio than the ITS segment, lower expenses associated with a management reorganization completed during the fourth quarter of 2020 and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
G&A expenses for the nine-month period of 2021 were $32.5 million, an increase of $7.6 million or 30.4% from the nine-month period of 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase was largely due to an increase in stock-based compensation expense of $3.7 million, lower than normal expenses during the second quarter of 2020 due to COVID-19 related deferrals of various internal projects of nearly $1.0 million, $0.5 in additional expenses related to the investments in NPWT and Pain Management and the additional G&A expenses and acquisition expenses for FilAMed and OB Healthcare totaling $0.4 million. The additional increase of $2.0 million included higher personnel and general business expenses. G&A expenses as a percentage of net revenues for the nine-month period of 2021, increased to 42.9% compared to 34.3% for the prior year mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.
Other Income and Expenses
During the nine-month period of 2021, other income and expense included interest expense of $0.9 million which was $0.1 million lower than interest expense for the nine-month period of 2020. This decrease resulted from lower average outstanding debt balances offset by higher weighted average interest rates and additional commitment fees on a higher unused revolving line availability during the nine-month period of 2021 as compared to 2020.
Benefit From (Provision For) Income Taxes
During the nine-month period of 2021, the Company recorded a benefit from income taxes totaling $0.9 million. This amount included a benefit due to an excess tax benefit associated with a higher amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the first half of 2021. This benefit was partially offset by an estimated tax provision totaling $0.1 million representing an effective tax rate of 36.3% on pre-tax income totaling $0.2 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.
During the nine-month period of 2020, we recorded a provision for income taxes of less than $0.1 million, representing an effective tax rate of 1.4% on pre-tax earnings of $6.8 million. The effective tax rate during this period differed from the U.S. statutory rates during this period due mainly to the availability of net operating losses almost fully offsetting the then current tax provision in most jurisdictions we operated in and a decrease in the valuation reserve recorded on our net deferred tax assets, which fully offset our deferred tax provision during that period.

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
The following table summarizes our available liquidity (in millions):

Liquidity
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$0.2	9.6
Revolving line of credit	43.4	10.8
Available liquidity	$43.6	20.4
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
Long-Term Debt Activities:
The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following table, the figures related to the September 30, 2021 revolving credit facility (the “Revolving Facility”) balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	September 30, 2021	December 31, 2020
Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(30,804)	—
Letters of credit	(800)	(800)
Landlord reserves	—	(162)
Availability on Revolving Facility	$43,396	$10,788
As of September 30, 2021, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at September 30, 2021 was 2.09% (LIBO of 0.09% plus 2.00%). The actual ABR loan rate at September 30, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%). As of September 30, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
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
As of September 30, 2021, the Company had not repurchased any shares under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Nine Months Ended September 30,
In millions	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$14.6	$12.7	$1.9
Net cash used in investing activities	$(15.7)	$(9.0)	$(6.7)
Net cash used in financing activities	$(8.4)	$(4.4)	$(4.0)
Operating Cash Flow. Net cash provided by operating activities for the nine-month period of 2021 was $14.6 million compared to $12.7 million for the nine-month period of 2020. This $1.9 million, or 15.3%, increase was primarily attributable to the positive cash flow effect of a lower amount of cash invested in working capital balances during 2021 as compared to 2020 offset partially by a decrease in net income adjusted for non-cash items of $15.4 million during the nine-month period of 2021 as compared to $16.1 million during the nine-month period of 2020, a decrease of $0.8 million, or 4.7%. During the nine month period ended 2021, cash invested in working capital balances totaled $0.8 million, which included a $0.2 million decrease in accounts receivable, a $0.6 million increase in inventory and a $0.5 million decrease in accounts payable and accrued liabilities. This amount represented a $2.7 million decrease as compared to the same period in 2020 when investments in working capital balances totaled $3.5 million and included a $1.5 million increase in accounts receivable, a $1.1 million increase in inventories and a $0.9 million decrease in accounts payable and accrued liabilities.
The $0.2 million decrease in accounts receivable during the nine-month period of 2021 as compared to the $1.5 million increase during the prior year was mainly due to a lower growth in net revenues and improved customer collections during the 2021 period as compared to the prior year period. Inventory increased by $0.6 million during the nine-month period of 2021, which was lower than the prior year period amount of $1.1 million when the Company purchased a safety stock of disposable medical supplies in anticipation of potential supply disruptions as the COVID-19 pandemic began to unfold. Accounts payable and other liabilities, net of capital items, decreased by $0.5 million during the nine-month period of 2021, which was lower than the prior year decrease of $0.9 million as a result of the increase in purchases of disposable medical supplies related to the increase in inventory and the higher amount of revenue growth during 2020.
Investing Cash Flow. Net cash used in investing activities was $15.7 million for the nine-month period of 2021 compared to $9.0 million for the nine-month period of 2020, an increase of $6.7 million. The increase was due to the acquisitions of FilAMed and OB Healthcare totaling $7.7 million during the nine-month period of 2021. There were no acquisitions during 2020. This amount was partially offset by a decrease in cash used to purchase medical equipment and other property and equipment of $2.3 million and $0.3 million, respectively. Purchases of medical equipment were higher during 2020 since, during that period, the Company was adding additional equipment to prepare for the onset of COVID-19 which, at the time, was causing an increased market demand for the Company’s services while also potentially threatening the supply chain for new medical equipment.
Financing Cash Flow. Net cash used in financing activities for the nine-month period of 2021 was $8.4 million compared to $4.4 million for the nine-month period of 2020. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing. Other amounts of cash used in financing activities during the nine-month period of 2021 included net revolving line of credit repayments under the 2021 Credit Agreement made from our operating cash flows after the date of the February 5, 2021 refinancing totaling $6.8 million and $0.5 million in principal payments on our other financing. These amounts were partially offset by revolving line of credit borrowings totaling $7.7 million used to acquire FilAMed and OB Healthcare. Net cash used in financing activities for the nine-month period of 2020 included a $3.1 million net reduction in outstanding borrowings under the 2015 Credit Agreement which included amortization installments on term notes totaling $5.8 million partially offset by $2.7 million in borrowings under an equipment line of credit.
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
As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic or any resurgence thereof on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101

* ***	Filed herewith Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: November 15, 2021	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2021	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)