Form 10-K
period 2021-12-31
InfuSystem Holdings, Inc
filed 2022-03-15
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________
Commission File Number: 001-35020
_____________________________________________________________
INFUSYSTEM HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________________________

Delaware	20-3341405
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3851 West Hamlin Road
Rochester Hills, Michigan 48309
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, including Area Code:
(248) 291-1210
_____________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	INFU	NYSE American LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
_____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $370,281,189. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 7, 2022 was 20,547,517.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Cautionary Statement About Forward-Looking Statements
Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. InfuSystem does not intend and does not undertake any obligation to update any forward-looking statement to reflect future events or circumstances after the date of such statements, except as may be required by law. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in “Risk Factors” and elsewhere in this Form 10-K, and the following:
•changes in third-party reimbursement processes, rates, contractual relationships and payer mix;
•our dependence on estimates of collectible revenue from third-party reimbursement;
•risks associated with the loss of a relationship with one or more third-party payers;
•risks associated with a federal government shutdown;
•risks associated with the federal government’s sequestration;
•risks associated with payer concentration;
•physicians’ acceptance of infusion pump therapy over alternative therapies and focus on early detection and diagnostics;
•our dependence on our Medicare Suppler Number, which allows us to bill Medicare for services provided to Medicare patients;
•availability of chemotherapy drugs used in our infusion pump systems;
•our expectations regarding enacted and potential legislative and regulatory changes impacting, among other things, the level of reimbursement received from the Medicare and state Medicaid programs including the Center for Medicare and Medicaid Services (“CMS”) competitive bidding;
•our dependence upon our suppliers;
•periodic reviews and billing audits from governmental and private payers;
•our ability to maintain controls and processes over billing and collection and the adequacy of our allowance for doubtful accounts and customer concessions;
•our ability to comply with state licensure laws for Durable Medical Equipment suppliers;
•risks associated with our allowance for doubtful accounts and customer concessions;
•our ability to execute our business strategies to grow our business, including our ability to introduce new products and services;
•industry competition;
•compliance with regulatory guidelines affecting our billing practices;
•defective products manufactured by third-party suppliers;
•our ability to execute on acquisition and joint-venture opportunities and integrate any acquired businesses;
•our ability to maintain relationships with health care professionals and organizations;
•our ability to comply with changing health care regulations;
•our ability to protect our intellectual property;
•our ability to remain in compliance with our credit agreement or future debt agreements;
•general economic uncertainty;
•changes in tax laws or challenges to our tax positions;
•the value of our net operating loss carryforwards may become impaired if we do not generate sufficient future taxable income required to utilize all or a portion of our net operating loss carryforwards prior to their expiration;
•volatility in the market price of our stock;
•the future price of our stock may be negatively affected by not paying dividends;
•potential dilution to current stockholders from the issuance of equity awards;
•we may be subject to limitations on net operating loss carryforwards and certain built-in losses following an ownership change;
•the effect of the coronavirus (“COVID-19”) pandemic on our business including the impacts from the ongoing coronavirus variants, including Delta and Omicron, and other future variants;

•litigation or other legal or regulatory proceedings in which we may be involved from time to time;
•risks associated with the collection of sales or consumption taxes;
•our ability to implement, both internally and externally, information technology improvements and to respond to technological changes, interruptions and security breaches;
•natural disasters, pandemics, acts of war or terrorism and other external events affecting us, our customers or our suppliers; and
•our ability to hire and retain key employees.
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

PART I
Item 1.    Business.
Background
The Company is a Delaware corporation, formed in 2005. It operates through operating subsidiaries, including InfuSystem Holdings USA, Inc., a Delaware corporation (“Holdings”), InfuSystem, Inc., a California corporation (“ISI”), First Biomedical, Inc., a Kansas corporation (“First Biomedical”), and IFC, LLC, a Delaware limited liability company (“IFC”).
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
Our services are provided under a two-platform model. Our lead platform, Integrated Therapy Services (“ITS”), provides the last-mile solution for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and services. Our second platform, Durable Medical Equipment Services (“DME Services”), supports our ITS platform and leverages strong service orientation to win incremental business from our direct payer clients. Starting in the fourth quarter of 2019, we reorganized the Company’s segment reporting to reflect this two-platform approach, and made changes to our internal reporting and the information evaluated by our chief operating decision-maker consistent with this approach.
We believe InfuSystem has a lot to offer the healthcare community. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and health care providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We perfected our ITS model in oncology and have proven that we can extend this model into other Durable Medical Equipment therapies. Key is the ability to leverage our existing platforms – the new therapies do not require building a new infrastructure; we simply add incrementally to the systems already in place (e.g., sales, clinical, logistics, revenue cycle management, and biomedical services).
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
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 770 third-party payer networks for the fiscal year ended December 31, 2021, an increase of 6% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.
ITS Segment
Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other types of cancers. In 2021, our Oncology Business approximated 92% of our total ITS segment net revenues. In 2021, we generated approximately 49% of our total ITS segment net revenues from treatments for colorectal cancer and 44% of our ITS segment net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, CMS and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancer because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
Additional areas of focus for our ITS segment are as follows:
•Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Negative Pressure Wound Therapy (“NPWT”) - as announced in February 2020, includes providing the Durable Medical Equipment, overseeing logistics, biomedical services, and managing third-party billing of the U.S. home health care market, which as a subset of the broader NPWT market, has an estimated addressable home health care market of $600 million per year.
•Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
•Lymphedema Therapy – as announced in June 2021, Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers, estimated to be 20% of the multi-billion-dollar Lymphedema market.
•Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.
The payer environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payer networks under contract as patients move into different insurance coverage plans, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on revenues net of concessions.
DME Services Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings, including, hospitals, home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our recent acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. Our recent acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment and complements the Company’s purchase of FilAMed.
Services
ITS Segment
Our core service within our ITS segment is our Oncology Business. After providing ambulatory pumps to oncology offices, infusion clinics, and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payers and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transit, or in our facilities for cleaning, calibration and storage as reserves for increased demand.
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
•We support our patients throughout the treatment process by providing patients with 24x7 service and support. InfuSystem Mobile provides patients with secure, two-way communication with our clinical support team, the latest infusion safety technology, and infusion therapy expertise in a convenient and easy-to-use app.

•Physicians use our services to outsource the capital commitment, pump service, maintenance and billing and administrative burdens associated with pump ownership. Our services also allow the doctor to continue a direct relationship with the patient and to receive professional service fees for setting up the treatment and administering the drugs.
•Our clinical support team employs oncology, pain, Intravenous Certified, and Oncology Certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.
•We provide methods for the physician offices to deliver the appropriate paperwork for billing through a number of electronic means including EXPRESS and InfuConnect reducing the required effort on the employees of the physician offices.
•We believe our services are attractive to payers because such services are generally less expensive than hospitalization or standalone home health care.
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
DME Services Segment
Other services we offer are classified under our DME Services segment and include the rental, sale or leasing and servicing of pole-mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. These pumps are available for daily, weekly, monthly or annual rental periods. We also sell treatment consumables that can be used in conjunction with the pumps we sell and rent.
In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair “Centers of Excellence” from all of our locations across the United States and Canada and employ a staff of highly-trained technicians to provide these services. Our main Center of Excellence for service is our Lenexa, Kansas facility. In addition to the maintenance and repair services we perform at these facilities, we offer similar services that can be performed directly at our customer locations nation wide through our team of traveling biomedical technicians.
As of December 31, 2021, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our ITS and DME Services segments had a historical cost of $91.9 million, up from $83.4 million at the end of 2020, and included approximately 125 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2021 and 2020, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $1.8 million and $1.6 million, respectively, for sale or rental.
Information Technology
Our Information Technology (“IT”) department is focused on not only supporting our internal IT infrastructure needs, but also supporting our revenue cycle management infrastructure including our electronic medical record technology (“EMR”) that allows medical facilities to use our infusion pumps and services via our solutions such as EXPRESS and InfuConnect. This focus has enabled current billing information to be transferred to us from participating facilities electronically and automatically. Our focus on IT solutions resulted in the development of EXPRESS, a product powered by our InfuBus data integration platform, and provides for paperless delivery of the appropriate information for InfuSystem to bill payers that:
•eliminates all paper;
•provides an enhanced visibility as a result of real time status and reporting;
•reduces risk of error;
•automates treatment logs, pump assignments, tracking and physician’s orders;
•provides a secure scanner for easy pump assignment to patients; and
•removes interruptions from physician practices’ daily schedules, and standardizes data flow for clinics and hospitals with multiple locations.

Relationships with Physician Offices
As of December 31, 2021, we had business relationships with clinical oncologists in over 2,100 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the United States, we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.
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
Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, as of December 31, 2021, we had gained more facilities than we had lost. We expect this trend to continue for the foreseeable future.
Employees
As of December 31, 2021, we had 407 employees, including 394 full-time employees and 13 part-time or contract employees. None of our employees are unionized.
Material Suppliers
We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by us in 2021. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies. Cardinal Health, Inc. supplied more than 10% of the NPWT medical equipment purchased by us in 2021. The Company has a supply agreement in place with Cardinal Health, Inc.
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
As of December 31, 2021, we had contracts with nearly 770 third-party payer networks, an increase of 6% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of net revenue in 2021, 2020 or 2019.
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
•National Durable Medical Equipment Providers: Other national providers have offerings similar to us. These products and service offerings include, but are not limited to, third-party reimbursement, direct rental and sale of infusion electronic and disposal pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care.
•Regional Durable Medical Equipment Providers: Regional Durable Medical Equipment providers act as distributors for a variety of medical products. We believe regional Durable Medical Equipment provider sales forces generally consist of a relatively small number of salespeople, usually covering several states. Regional Durable Medical Equipment providers tend to carry a limited selection of infusion pumps and their salespeople generally have limited resources. Regional Durable Medical Equipment providers usually do not have 24x7 nursing services. We believe that Regional Durable Medical Equipment providers have relatively few third-party payer contracts, which may prevent these providers from being paid at acceptable levels and may also result in higher out-of-pocket costs for patients.
•Hospital-owned Durable Medical Equipment Providers: Many hospitals have in-house Durable Medical Equipment providers to supply basic equipment. In general, however, these providers have limited capital and tend to stock a small inventory of infusion pumps. We believe that hospital-owned providers have limited ability to grow because of limited patient populations. Growth from outside of the hospital may pose a challenge because hospitals typically will not provide referrals to competitors, instead preferring to offer patients a choice of non-hospital-affiliated Durable Medical Equipment providers.
•Physician Providers: A limited number of physicians maintain an inventory of their own infusion pumps and provide them to patients for a fee. However, we believe that pump utilization in this area tends to be low and the costs associated with ongoing supplies, preventative maintenance and repairs can be relatively high. Moreover, we believe that a high percentage of Durable Medical Equipment claims by doctors are rejected by payers upon first submission, requiring a physician’s staff to spend significant time and effort to resubmit claims and receive payment for treatment. The numerous service and technical questions from patients may present another significant cost to a physician provider’s staff.
•Home Care Infusion Providers: Home care infusion providers provide chemotherapy drugs and services to allow for in-home patient treatment. We believe that home care infusion treatment can be very costly and that many patients do not carry insurance coverage that covers home-based infusion services, resulting in larger out-of-pocket costs. Because home care treatments may take as long as six months, these costs can be high and can result in higher patient co-payments. We believe that home care providers may also be reluctant to offer 24x7 coverage or additional patient visits, due to capped fees.
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
In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, imposed a 2.3% excise tax on medical devices that applied to sales within the United States of a majority of our pump products that we purchase. This law imposed an excise tax on the first sale of medical devices by a manufacturer, producer, or importer equal to 2.3% of the sales price. This tax only applied directly to new pumps that we purchase from manufacturers. Taxable medical devices included any device as defined in Section 201(h) of the Federal Food, Drug, and Cosmetic Act intended for humans, with the exception of eyeglasses, contact lenses, hearing aids and any other device determined by the Secretary of Health and Human Services to be a type which was generally purchased by the general public at retail for individual use. On December 18, 2015, under the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), a two-year moratorium on the medical device excise tax was imposed by Section 4191 of the Internal Revenue Code (the “Code”). On January 22, 2018, the H.R. 195: Extension of Continuing Appropriations Act Bill extended the then-existing suspensions of the ACA’s medical device excise tax through 2019. The Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub. L. 116-94), signed into law on December 20, 2019, repealed the medical device excise tax. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. Though the repeal and prior moratorium are favorable for our Company, future legislation could have a material effect on our business, cash flows, financial condition and results of operations.
Available Information
Our Internet address is www.infusystem.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements. All such filings are available on our website free of charge. The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our website and in print to any stockholder who requests them. The content on our website is not incorporated by reference into this Form 10-K unless expressly noted.
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
On March 1, 2013, most agencies of the U.S. federal government automatically reduced their budgets according to an agreement made by Congress in 2012 known as “sequestration.” Originally devised as an incentive to force Congressional agreement on budget issues, the sequestration order was approved on March 1, 2013 by the President of the United States. Beginning in 2013, we were impacted by the sequestration order, which affects Medicare payments. For the years ended December 31, 2021 and 2020, there was no impact on our net revenues, while for the year ended December 31, 2019 there was a $0.1 million impact to our net revenues. Sequestration mainly applied to payments received from Medicare Advantage plans by the Company. As of the date of this report, it is our understanding that the mandatory payment reduction of 2% will continue until further notice, although it has currently been suspended temporarily until March 2022 by The Protecting Medicare and American Farmers from Sequester Cuts Act. Thereafter, the payment reduction sequestration will continue from April 1 through June 30, 2022 at a 1% payment reduction rate and at the full 2% payment reduction rate indefinitely thereafter until definitive action is taken by the U.S federal government on this issue.
Payer concentration may adversely impact our business.
As of December 31, 2021, we had contracts with nearly 770 third-party payer networks, an increase of 6% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer represented more than 10% of net revenue in 2021, 2020 or 2019. To the extent such dependency were to occur, significant fluctuations in revenues, results of operations and liquidity could arise if any significant contracted payer reduces its reimbursement for the services we provide.
Our billing process is dependent on meeting payer claims processing guidelines which are subject to change at the discretion of the payers. Such changes would materially impact our ability to bill and the timing of such billings, which could materially and adversely impact our net revenues and cash flows, which impact would be even greater if such changes are made by one of our larger payers.
The continued consolidation of physician practices, outpatient infusion clinics, oncology clinics, homecare providers and hospitals, increases the concentration of decision makers whom either choose to use our ambulatory electronic pumps within our Oncology Business or directly rent, lease or purchase pumps or supplies from us.
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
As a result of our participation in the Medicaid program and our registration in the Medicare program, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:
•required refunding or retroactive adjustment of amounts we have been paid by governmental or private payers;
•state or Federal agencies imposing fines, penalties and other sanctions on us;
•loss of our right to participate in the Medicare program, state programs, or one or more private payer networks; or
•damage to our business and reputation in various markets.
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
Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2021, we were under contract with nearly 770 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.

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
Certain federal, state health care, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are applicable to our business. The laws that are applicable to our business include:
•the federal health care program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;
•federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;

•HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Our 2021 Credit Agreement contains and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:
•engage in a transaction that results in a change of control, as defined by the 2021 Credit Agreement;
•create, incur, assume or suffer to exist any lien upon any of our property, assets or revenues;
•make certain investments or acquisitions;
•create, incur, assume or suffer to exist certain indebtedness;
•merge, dissolve, liquidate, consolidate or sell all or substantially all of our assets;
•make any disposition or enter into any agreement to make any disposition;
•repurchase outstanding stock from the open market; and
•declare or make, directly or indirectly, any dividend or other restricted payment, or incur any obligation (contingent or otherwise) to do so.
These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement also contains certain financial covenants. As of December 31, 2021, we were in compliance with all the covenants contained in the 2021 Credit Agreement, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.
Economic uncertainty or economic deterioration could adversely affect us.
There continues to be global economic uncertainty, as well as increased inflation. Ongoing political changes and conflicts in the U.S. and abroad continue to contribute to global economic uncertainty and volatility in the global financial markets. In February 2022, Russian forces launched significant military actions against Ukraine, which has caused significant international conflict, including sanctions, tensions and military actions. In addition, the COVID-19 pandemic continues to also contribute to economic uncertainty. Continued economic uncertainty may continue to drive stock market and interest rate volatility, increased inflation and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.
Changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.
We are subject to income taxes as well as non-income based taxes in federal and various state jurisdictions. Changes in tax laws, including, for example, those resulting from the U.S. federal tax legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security (CARES) Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in future periods and otherwise adversely affect our tax positions and/or our tax liabilities. The full impact of the CARES Act on us may change significantly as regulations, interpretations and rulings relating to the CARES Act are issued and additional changes in U.S. federal and state tax laws are made in the future. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.
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
The value of our net operating loss carryforwards may become impaired if we do not generate sufficient future taxable income required to utilize all or a portion of our net operating loss carryforwards prior to their expiration.
The Company’s U.S. federal net operating loss carryforward for tax purposes was $38.2 million at December 31, 2021, resulting in a federal deferred tax asset of $8.0 million. Approximately $31.3 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2029. The Company’s realization of its deferred tax assets including the loss carryforwards is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income in sufficient amounts. There can be no assurance that we will generate the required amounts of taxable income before the expiration dates are reached.
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
The market price of our common stock has been and may continue to be volatile. Market prices for securities of health care services companies, including ours, have historically been volatile, and the market has from time to time experienced significant price and volume fluctuations that appear unrelated to the operating performance of particular companies. The following factors, among others, can have a significant effect on the market price of our common stock:
•announcements of technological innovations, new products, or clinical studies by others;
•government regulation;
•changes in the coverage or reimbursement rates of private insurers and governmental agencies;
•announcements regarding new products or services;
•announcements or speculation regarding strategic alliances, mergers, acquisitions or other transactions;
•developments in patent or other proprietary rights;
•the liquidity of the market for our common stock;
•news of other healthcare events or announcements;
•changes in health care policies in the United States or globally;
•global financial conditions; and
•comments by securities analysts and general market conditions.
The realization of any risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.

We do not pay dividends and this may negatively affect the price of our stock.
Under the terms of our 2021 Credit Agreement, our ability to pay dividends on our common stock is limited and we do not anticipate paying dividends on our common stock in the foreseeable future. The future price of our common stock may be adversely impacted because we do not pay dividends.
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
As of December 31, 2021, options to purchase 2,005,110 shares of common stock were outstanding, at a weighted average exercise price of $6.90 per share, of which 1,557,127 were exercisable at a weighted average exercise price of $4.78 per share. In addition, RSUs of 290,942 shares, with a weighted average grant date fair value of $15.61 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 239,976 shares, with a weighted average grant date fair value of $14.74 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.
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
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). We are subject to an annual limitation of $1.8 million on our use of remaining pre-ownership change net operating loss carryforwards of $4.5 million (and certain other pre-change tax attributes) as of December 31, 2021. As of December 31, 2021, our U.S. federal net operating loss carryforwards of approximately $31.3 million will begin to expire in various years beginning in 2029 and $6.9 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. At December 31, 2020, management determined that the valuation allowance against the U.S. federal and state deferred taxes was no longer required and the valuation allowance of $11.2 million was released, which is described under the heading “Income Taxes” in Note 10 to our Consolidated Financial Statements included in this Form 10-K.
GENERAL RISK FACTORS
The effects of the COVID-19 pandemic could disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.
The widespread continuing outbreak of COVID-19 and variants thereof has created significant volatility, uncertainty, and disruption in economic activity and financial markets globally. Although the outbreak of COVID-19 has not had any material unfavorable effect on our results of operations to date, there can be no assurance that COVID-19 will not have a material adverse effect on our future operational and financial performance. The extent to which COVID-19 could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate COVID-19 and the effectiveness of such actions (including the efficacy and distribution of any vaccines); the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. Further, our management has been intensely focused on mitigating COVID-19 impacts, which has required and will continue to require, a large investment of time, attention and resources. Although we have yet to experience a significant disruption of our operations as a result of the COVID-19 pandemic, a prolonged outbreak could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our sales peoples’ access to our clients, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which COVID-19 will ultimately impact our operations, however, the effects of the COVID-19 pandemic, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including other risks discussed in this annual report on Form 10-K.
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

Item 1B.     Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country

Rochester Hills	Michigan
Lenexa	Kansas
Canton	Massachusetts
Bakersfield	California
Santa Fe Springs	California
Mesquite	Texas
Mississauga	Ontario, Canada
We believe that such office and warehouse space is suitable and adequate for our business. All of our facilities are utilized to support both of our segments.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NYSE American under the symbol INFU. As of March 7, 2022, we had approximately 277 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October 1, 2021 through October 31, 2021	—	$—	—	$20,000,000
November 1, 2021 through November 30, 2021	1,901	$16.37	—	$20,000,000
December 1, 2021 through December 31, 2021	33,469	$16.71	33,469	$19,439,957
Total	35,370	$16.69	33,469
(a) Of the 35,370 shares of common stock presented in the table above, 1,901 shares were originally granted to employees and directors as restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to our stock plans, the 1,901 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of December 31, 2021, the Company had repurchased 33,469 shares under the Share Repurchase Program.
Dividends
Historically, we have not declared or paid any dividends on our common stock. Under the terms of our 2021 Credit Agreement, our ability to pay dividends on our common stock is limited, and we do not anticipate paying dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the fiscal year ended December 31, 2021.
Equity Compensation Plan Information
See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return to the Company's shareholders, the corresponding returns on the Russell 2000 Index during the five-year period ended December 31, 2021 assuming $100 was invested on December 31, 2016 with reinvestment of all dividends.

Stock Performance Graph ($)
$800
$600
$400
$200
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
InfuSystem
Russell 2000 Index

	2016	2017	2018	2019	2020	2021
InfuSystem	$100	$90	$135	$335	$736	$668
Russell 2000 Index	$100	$113	$99	$122	$145	$165

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” For discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021.
Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. ISI is accredited by the Community Health Accreditation Partner (CHAP) while First Biomedical is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and also ISO 13485 certified at our Bakersfield, California location.
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 770 third-party payer networks for the fiscal year ended December 31, 2021, an increase of 6% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities and at our customer's locations. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
ITS Segment
Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other types of cancers. In 2021, our Oncology Business approximated 92% of our total ITS segment revenues. In 2021, we generated approximately 49% of our total ITS segment revenues from treatments for colorectal cancer and 44% of our ITS segment revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.

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
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, CMS and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancers because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
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
•Lymphedema Therapy – as announced in June 2021, Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers, estimated to be 20% of the multi-billion-dollar Lymphedema market.
•Acquisitions - we believe there are opportunities to acquire smaller, regional health care service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
•Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuSystem Mobile, InfuBus or InfuConnect, Pump Portal and BlockPain Dashboard®.
The payer environment within our ITS segment is in a constant state of change. We continue to extend our considerable breadth of payer networks under contract as patients move into different insurance coverage plans, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on net revenues less concessions.

DME Services Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our recent acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. Our recent acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment by extending our existing biomedical service capability into our customer's locations. OB Healthcare complements the Company’s purchase of FilAMed.
Key Business Metrics
Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business and make adjustments as necessary. We believe that the most important of these measures and ratios include net revenues and our order-to-cash process, fleet utilization, operating margin, operating expenses, profitability, and debt levels including available credit and leverage ratios. These measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
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
The COVID-19 global pandemic has caused significant disruption to the United States and global economies and has severely impacted the overall healthcare industry and the related supply chain. During 2020, the focus on preparing and treating large numbers of COVID-19 patients resulted in significant shifts in demand and related shortages in certain types of medical equipment, including infusion pumps, while at the same time reducing capacity for non-COVID-19 services such as elective surgeries. During 2020, these impacts created a significant net favorable dynamic for InfuSystem resulting in increased net revenues and margins in certain of our service lines only partially offset by reductions in others. Some of these benefits did not occur in 2021, such as elevated levels of sales of new and pre-owned medical equipment, whereas some diminished during 2021, including a portion of the increased volume of rental revenues. During 2021, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT, The impacts included scattered restrictions on elective surgeries and delayed ramp-up in treatment volumes for new custom, both of which unfavorably impacted the Pain Management business, and restricted physical access to our customers facilities, which unfavorably impacted both the Pain Management and NPWT businesses. The COVID-19 pandemic continues to heighten potential risks that did not impact the Company in 2020 or 2021, but may impact the Company on a delayed basis, such as disruptions in our supply chain and increased costs of the products we sell and for our labor force. We continue to prepare for disruptions in the current and future periods, both positive and negative.
While the COVID-19 pandemic has not had any material unfavorable effect on our operations to date, the extent and nature of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and may take further actions as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve, we will continue to actively manage our response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the effect of the COVID-19 pandemic on the Company, please see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	Increase/ (Decrease)
Net revenues:
ITS	$65,598	$61,072	$4,526
DME Services (inclusive of inter-segment revenues)	42,537	41,686	851
Less: elimination of inter-segment revenues	(5,753)	(5,370)	(383)
Total	102,382	97,388	4,994
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	42,046	39,773	2,273
DME Services	18,151	18,986	(835)
Total	60,197	58,759	1,438
Selling, general and administrative expenses
Provision for doubtful accounts	77	791	(714)
Amortization of intangibles	4,262	4,285	(23)
Selling and marketing	10,777	9,661	1,116
General and administrative	42,261	35,195	7,066
Total selling, general and administrative expenses	57,377	49,932	7,445
Operating income	2,820	8,827	(6,007)
Other expense	(1,563)	(1,284)	(279)
Income before income taxes	1,257	7,543	(6,286)
Benefit from income taxes	163	9,789	(9,626)
Net income	$1,420	$17,332	$(15,912)
Net income per share
Basic	$0.07	$0.86	$(0.79)
Diluted	$0.06	$0.80	$(0.74)
Weighted average shares outstanding:
Basic	20,519,958	20,106,940	413,018
Diluted	22,049,659	21,717,216	332,443

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the year ended December 31, 2021 were $102.4 million, an increase of $5.0 million, or 5.1%, compared to $97.4 million for the year ended December 31, 2020. The increase was due to higher treatment volumes for all three ITS Segment therapies, improved collections on billings to third party payers and additional revenue from acquisitions. These amounts were partially offset by lower equipment sales. Increased net revenues were achieved in both the ITS and DME Services segments.
ITS
ITS net revenue of $65.6 million increased $4.5 million, or 7.4%, during the year ended December 31, 2021 as compared to the prior year. This increase was primarily attributable to higher treatment volume and improved patient collections on billings for Oncology and increased treatment volume in both Pain Management and NPWT. Pain Management net revenue for 2021 increased as compared to 2020 due to additional sites of care added during 2021 and a recovery in the elective surgeries market which was negatively impacted by COVID-19 during the second quarter of 2020. The new NPWT business was launched during the first quarter of 2020 but did not start to have measurable quarterly revenues until the second half of 2020. On a combined basis, Pain Management and NPWT net revenues increased by $1.9 million during 2021 as compared to 2020, which represented an increase of 57%.
DME Services
DME Services net revenue of $36.8 million increased $0.5 million, or 1.3%, during 2021 as compared to the prior year. DME Services net revenue excludes inter-segment revenues for both periods. This increase was due to revenues totaling $2.1 million from FilAMed and OB Healthcare which were acquired during the first quarter of 2021 and second quarter of 2021, respectively. This increase was offset partially by a $2.4 million decrease in sales of medical equipment related to a moderation in market demand for infusion pumps which was elevated during 2020 because of the COVID-19 pandemic.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the year ended December 31, 2021 of $60.2 million increased $1.4 million, or 2.4%, from $58.8 million during the year ended December 31, 2020. The increase was driven by the increase in net revenues partially offset by a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin decreased to 58.8% during 2021, as compared to 60.3% during the prior year period, a decrease of 1.5%. The increase in gross profit was attributable to an increase in ITS gross profit partially offset by a decrease in gross profit for the DME Services segment. The gross margin was lower for both operating segments during 2021 as compared to 2020.
ITS
ITS gross profit was $42.0 million, during 2021, representing an increase of $2.3 million, or 5.7%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin which was 64.1% during 2021, a decrease of 1.0%, from the prior year. The lower gross margin was the result of an unfavorable net revenue mix favoring lower margin therapies offset partially by improved collections on billings during 2021 as compared to 2020. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually low during the prior year due to COVID-19 when the Company deployed a significant number of newly purchased pumps.
DME Services
DME Services gross profit during 2021 was $18.2 million, representing a decrease of $0.8 million, or 4.4%, over the prior year. This decrease was due to lower gross margin partially offset by higher net revenue. The DME gross margin was 49.3% during 2021, which was 2.9% lower than the prior year. This decrease was the result of unfavorable net revenue mix favoring lower gross margin revenues from acquisitions, an increase in labor costs related to an increase in biomedical technicians and an increase in freight expense. The increase in biomedical technician labor resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. These newly hired team members mainly spent their time training during the 2021 period but will be deployed to support higher demand and related revenue volumes in future quarters.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2021 was $4.3 million representing a decrease of less than $0.1 million, or 0.5%, compared to 2020. The decrease is attributable to certain intangible assets becoming fully amortized.
Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2021 were $10.8 million, an increase of $1.1 million, compared to 2020. Selling and marketing expenses as a percentage of net revenues increased to 10.5% compared to 9.9% in 2020. This increase reflected $1.4 million in higher expenses for NPWT and Pain Management dedicated sales personnel hired during the 2021 second quarter, higher customer travel expenses and a shift in the proportion of net revenue favoring the ITS segment which has a higher commission to sales ratio than the DME Services segment. The additional sales team members represent a strategic investment to accelerate revenue growth for both the Pain Management and NPWT therapies and the expense included in selling and marketing is a portion of an overall expense increase of $2.0 million during 2021 associated with this initiative, the remainder of which is included in general and administrative expense. The higher travel expenses occurred as travel restrictions related to COVID-19 were lifted during 2021. During 2020, when the COVID-19 related travel restrictions were at their peak, our sales team generally did not travel. These increases were partially offset by lower expenses associated with a management reorganization completed during the fourth quarter of 2020 and improved net revenue leverage of fixed selling and marketing expenses. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.
General and Administrative (“G&A”) Expenses
G&A expenses for the year ended December 31, 2021 were $42.3 million, an increase of 20.1% from $35.2 million for the year ended December 31, 2020. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $7.1 million was due to an increase in stock-based compensation expense of $3.8 million, $0.8 million in additional expenses related to the investments in NPWT and Pain Management. There was also additional G&A and acquisition expenses for FilAMed and OB Healthcare totaling $0.6 million and other increases including higher travel, additional personnel and general business expenses totaling $2.7 million. These amounts were partially offset by lower management bonus expense of $0.8 million. The higher personnel expenses reflect higher staff levels supporting the increase in revenues and other increases. G&A expenses as a percentage of net revenues for 2021 increased to 41.3% compared to 36.1% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage over fixed costs.
Other Income and Expenses
During the year ended December 31, 2021, we incurred interest expense of $1.4 million, an increase of $0.1 million, or 9.7%, compared to the year ended December 31, 2020. This was a net result of higher weighted average interest rates on our outstanding debt in 2021 as compared to 2020 and additional commitment fees on a higher unused revolving line availability during 2021. These increases were partially offset by lower interest on our decreased average outstanding borrowings during 2021.
Benefit from Income Taxes

During the year ended December 31, 2021, the Company recorded a benefit from income taxes of $0.2 million, representing an effective tax rate of negative 12.9% on pre-tax income totaling $1.3 million. This effective tax rate for 2021 differed from the U.S. statutory rate mainly due to permanent differences in the amounts of equity compensation expense recognized for book versus tax purposes. As of December 31, 2020, the Company had generated significant pre-tax income on a three-year cumulative basis prompting management to assess available positive and negative evidence regarding the recovery of our net deferred tax assets. Due to this assessment, it was determined that it was more likely than not that the Company will recognize the benefits of its federal and state net deferred tax assets and, as a result, a previously recorded valuation allowance was released totaling $11.2 million. During the year ended December 31, 2020, the Company recorded a benefit from income taxes of $9.8 million, which included the valuation allowance reversal, representing a negative effective tax rate of 130% on pre-tax income of $7.5 million. Without the valuation reserve reversal, the Company would have recorded a provision for income taxes of $1.5 million which would have represented an effective tax rate of 19.4%. This adjusted effective tax rate differed from the U.S. statutory rate mainly due to permanent differences in the amounts of equity compensation expense recognized for book versus tax purposes. On March 27, 2020, the Coronavirus Aid, Relief and Economic Securities (CARES) Act was enacted in response to the COVID-19 pandemic, which provides numerous tax provisions and other stimulus measures. The Company assessed the impact of these CARES Act provisions and the subsequently released government guidance related to the COVID-19 pandemic on our financial position and results of operations and determined their impact was not material.

Subsequent Events
We have evaluated subsequent events through the date that our consolidated financial statements are issued with nothing to report.

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
The following table summarizes our available liquidity (in millions):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$0.2	9.6
Revolving line of credit	41.4	10.8
Available liquidity	$41.6	20.4
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million, maturing on February 5, 2026. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing 2015 Credit Agreement.
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
The 2021 Credit Agreement was accounted for as a debt modification that resulted in a small increase to deferred debt issuance costs. As of December 31, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
At December 31, 2020, the 2015 Credit Agreement, which would have matured on November 9, 2024, included three term notes totaling $37.9 million, with varying required quarterly amortization payments, and an undrawn $11.8 million revolving line of credit. The availability under the line of credit was reduced by outstanding letters of credit and reserves totaling $1.0 million and was subject to a borrowing base limitation as defined by the agreement. The borrowing base was approximately $15.6 million at December 31, 2020. At December 31, 2020 and on the date of the refinancing, the Company was in compliance with all affirmative and negative covenants, as outlined in the agreement, which included maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. Interest on the facility was payable at the Company’s option as a (i) Eurodollar Loan, which bore interest at a per annum rate equal to the applicable 30-day London Inter-bank Offered Rate ("LIBOR") plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bore interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on our leverage ratio. The actual Eurodollar Loan rate at December 31, 2020 was 2.19% (LIBOR of 0.19% plus 2.00%). The actual CBFR Loan rate at December 31, 2020 was 2.25% (lender’s prime rate of 3.25% minus 1.00%).
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability, which is being paid off monthly over the term of the lease. The balance of other financing as of December 31, 2021 was $0.4 million.
As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following tables, the figures related to the December 31, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	December 31, 2021	December 31, 2020
Revolver:
Gross availability	$75,000	$11,750
Outstanding draws	(32,974)	—
Letters of credit	(600)	(800)
Landlord reserves	—	(162)
Availability on Revolver	$41,426	$10,788
As of December 31, 2021, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at December 31, 2021 was 2.11% (LIBO of 0.11% plus 2.00%). The actual ABR loan rate at December 31, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).
Share Repurchases
As noted above, on June 30, 2021, our Board of Directors approved the Share Repurchase Program. As of December 31, 2021, the Company had repurchased approximately $0.6 million, or 33,469 shares, of the Company's outstanding common stock under the Share Repurchase Program and had approximately $19.4 million of available repurchases remaining under the program. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Years Ended December 31,
In millions	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$18.3	$20.3	$(2.0)
Net cash used in investing activities	$(21.3)	$(12.2)	$(9.2)
Net cash used in financing activities	$(6.5)	$(1.1)	$(5.3)
Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2021 was $18.3 million compared to $20.3 million for the year ended December 31, 2020. This $2.0 million, or 9.7%, decrease was primarily attributable to the unfavorable cash flow effect of an increased amount of cash invested in working capital balances during 2021 as compared to 2020 and a decrease in net income adjusted for non-cash items of $21.0 million during 2021 as compared to $21.5 million during 2020, a decrease of $0.5 million, or 2.5%. During 2021, cash invested in working capital balances totaled $2.7 million, which included a $2.4 million decrease in accounts payable and other liabilities and a $0.9 million increase in inventories. This amount represented a $1.4 million increase as compared to 2020 when investments in working capital balances totaled $1.3 million and included a $2.6 million increase in accounts receivable and a $0.7 million increase in other current assets.
During 2021, accounts receivable decreased by $0.8 million and increased by $2.6 million during 2020 due to a lower growth in net revenues and improved customer collections during the 2021 period as compared to the prior year period. Inventory increased by $0.9 million during 2021, which was more than the prior year when inventory increased by $0.1 million. The higher increase during 2021 was attributable to the need to hold additional inventories related to new business lines including Pain Management and NPWT and to be more prepared for the potential disruption in the supply chain. Accounts payable and other liabilities, net of capital items, decreased by $2.4 million during 2021 and increased by $2.4 million during 2020 resulting in a net decrease in cash flows totaling $4.8 million during 2021 as compared to the prior year. The primary reason for this change was due to a lower management incentive bonus accrual and expense in 2021 as compared to 2020, a decrease of $2.1 million, versus a higher bonus accrual and expense in 2020 as compared to 2019, an increase of $0.7 million. The remaining cash flow impact from accounts payable and accrued liabilities was due to timing in payments.
Investing Cash Flow. Net cash used in investing activities was $21.3 million for the year ended December 31, 2021 compared to $12.2 million for the year ended December 31, 2020. This $9.2 million increase in net cash used was primarily due to the acquisitions of FilAMed and OB Healthcare totaling $8.0 million during 2021 and a $1.4 million decrease in proceeds from the sales of medical equipment. There were no acquisitions during 2020.
Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2021 was $6.5 million compared to $1.1 million for the year ended December 31, 2020. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the then outstanding revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing. Other amounts of cash used in financing activities during 2021 included net revolving line of credit repayments under the 2021 Credit Agreement made from our operating cash flows after the date of the February 5, 2021 refinancing totaling $3.8 million, $0.6 million used to repurchase the Company's common stock and $0.6 million in principal payments on our other financing. These amounts were partially offset by revolving line of credit borrowings totaling $8.0 million used to acquire FilAMed and OB Healthcare. Net cash used in financing activities during 2020 included $1.5 million net cash used in the Company's equity compensation plan partially offset by a $0.4 million net increase in outstanding borrowings under the 2015 Credit Agreement.

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
Revenue Recognition
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("ASC 606") stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.
The Company has three separate and distinct performance obligations offered to its customers: a rental service performance obligation, a product sale performance obligation and a service performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payers, government insurance payers, medical facilities and patients.
The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales and services. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payer or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized at the time that the service work has been completed.
The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payer rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.
Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or pricing adjustments by payers. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payer’s ability to pay are recorded as an adjustment to the allowance for doubtful accounts.

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
Long-lived Asset Valuation
Goodwill is tested for impairment annually or when events occur or circumstances change that trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. We performed our annual impairment analysis by using a qualitative assessment as off the first day of October 2021 and determined that there was no impairment. Any changes in management's judgments could result in impairment charges in the future.
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. We performed our annual impairment analysis by using a qualitative assessment as of the first day of October 2021 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
We also evaluate the carrying value of other long-lived assets for impairment by analyzing the operating performance and anticipated future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. We evaluate the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our projection of future cash flows, the level of actual cash flows, the methods of estimation used for determining fair values and salvage values can impact impairment. Any changes in management’s judgments could result in greater or lesser annual depreciation and amortization expense or impairment charges in the future. Depreciation and amortization of long-lived assets is calculated using the straight-line method over the estimated useful lives of the assets.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2021 and 2020, respectively, the Company assessed the impairment indicators and found none to be present.
For more information, refer to the “Goodwill and Intangible Assets” discussion included in Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our 2021 Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in our functional currency which is the U.S. Dollar and include exposures primarily to the Canadian Dollar.
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three-year period ended December 31, 2021. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of December 31, 2021. No interest rate derivative contracts existed as of December 31, 2020.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2021 and 2020 and information related to the effect of derivative instruments included in our consolidated income statement and statement of comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during 2021.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. The Company's 2021 Credit Agreement, discussed in Note 8 to the Consolidated Financial Statements, and the Company's interest rate swap agreements, discussed in Note 9 to the Consolidated Financial Statements, are indexed to USD LIBOR and management is monitoring this activity and evaluating the related risks.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
InfuSystem Holdings, Inc.
Rochester Hills, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Third-Party Payer Rental Revenue
As described in Note 2 of the Company’s consolidated financial statements, variable consideration related to third-party payer rentals is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions (“payer reimbursement rates”). Such payer reimbursement rates are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach. For the year ended December 31, 2021, the Company’s consolidated revenues attributable to third-party payer rentals was $52.8 million.
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

The primary procedures we performed to address this critical audit matter included:
•Testing the inputs to the payer reimbursement rates through tracing to source documents.
•Testing the calculation of payer reimbursement rates through checking the mathematical accuracy of the calculations.
•Evaluating management’s estimated payer reimbursement rates by performing a retrospective review of historical estimated payer reimbursement rates to actual reimbursements received.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.
Troy, Michigan
March 15, 2022

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except par value and share data)	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$186	$9,648
Accounts receivable, net	15,405	14,720
Inventories	3,939	3,001
Other current assets	2,535	2,402

Total current assets	22,065	29,771
Medical equipment for sale or rental	1,742	1,603
Medical equipment in rental service, net of accumulated depreciation	39,871	35,611
Property & equipment, net of accumulated depreciation	4,523	4,296
Goodwill	3,710	—
Intangible assets, net	10,930	11,177
Operating lease right of use assets	4,241	4,461
Deferred income taxes	10,033	9,967
Other assets	471	105

Total assets	$97,586	$96,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,862	$6,779
Current portion of long-term debt	349	9,423
Other current liabilities	4,685	6,795

Total current liabilities	12,896	22,997
Long-term debt, net of current portion	32,748	29,378
Operating lease liabilities, net of current portion	3,670	3,864

Total liabilities	$49,314	$56,239

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; issued and outstanding 20,699,546 and 20,699,546, as of December 31, 2021, respectively, and issued and outstanding 23,816,193 and 20,297,704, as of December 31, 2020, respectively.	2	2
Additional paid-in capital	101,905	84,785
Accumulated other comprehensive income	268	—
Retained deficit	(53,903)	(44,035)

Total stockholders’ equity	48,272	40,752

Total liabilities and stockholders’ equity	$97,586	$96,991
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019

Net revenues	$102,382	$97,388	$81,115
Cost of revenues	42,185	38,629	34,233
Gross profit	60,197	58,759	46,882

Selling, general and administrative expenses:
Provision for doubtful accounts	77	791	37
Amortization of intangibles	4,262	4,285	4,402
Selling and marketing	10,777	9,661	9,932
General and administrative	42,261	35,195	28,986

Total selling, general and administrative	57,377	49,932	43,357

Operating income	2,820	8,827	3,525
Other expense:
Interest expense	(1,377)	(1,255)	(1,904)
Other expense	(186)	(29)	(97)

Income before income taxes	1,257	7,543	1,524
Benefit from (provision for) income taxes	163	9,789	(163)
Net income	$1,420	$17,332	$1,361
Net income per share
Basic	$0.07	$0.86	$0.07
Diluted	$0.06	$0.80	$0.07
Weighted average shares outstanding:
Basic	20,519,958	20,106,940	19,731,498
Diluted	22,049,659	21,717,216	20,839,396

Comprehensive income:
Net income	$1,420	$17,332	$1,361
Other comprehensive income:
Unrealized gain on hedges	355	—	—
Provision for income tax on unrealized hedge gain	(87)	—	—
Net comprehensive income	$1,688	$17,332	$1,361
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital		Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value Amount		Retained Deficit		Shares	Par Value Amount
Balances at January 1, 2019	23,096	$2	$83,167	$(62,728)	$—	(3,518)	$—	$20,441
Stock-based shares issued upon vesting - gross	394	—	139	—	—	—	—	139
Stock-based compensation expense	—	—	997	—	—	—	—	997
Employee stock purchase plan	33	—	113	—	—	—	—	113
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(122)	—	(717)	—	—	—	—	(717)
Net income	—	—	—	1,361	—	—	—	1,361
Balances at December 31, 2019	23,401	2	83,699	(61,367)	—	(3,518)	—	22,334
Stock-based shares issued upon vesting - gross	505	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	—	—	2,610
Employee stock purchase plan	29	—	190	—	—	—	—	190
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(147)	—	(1,714)	—	—	—	—	(1,714)
Common stock - issued	28	—	—	—	—	—	—	—
Net income	—	—	—	17,332	—	—	—	17,332
Balances at December 31, 2020	23,816	2	84,785	(44,035)	—	(3,518)	—	40,752
Stock-based shares issued upon vesting - gross	462	—	812	—	—	—	—	812
Stock-based compensation expense	—	—	6,404	—	—	—	—	6,404
Employee stock purchase plan	32	—	348	—	—	—	—	348
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(59)	—	(1,172)	—	—	—	—	(1,172)
Retirement of treasury stock	(3,518)	—	10,728	(10,728)	—	3,518	—	—
Common stock repurchased as part of share repurchase program	(33)	—	—	(560)	—	—	—	(560)
Other comprehensive income	—	—	—	—	268	—	—	268
Net income	—	—	—	1,420	—	—	—	1,420
Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$1,420	$17,332	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	77	791	37
Depreciation	10,363	9,740	7,940
Loss on disposal of and reserve adjustments for medical equipment	1,029	418	638
Gain on sale of medical equipment	(2,545)	(3,577)	(1,453)
Amortization of intangible assets	4,262	4,285	4,402
Amortization of deferred debt issuance costs	151	17	37
Stock-based compensation	6,404	2,610	997
Deferred income taxes	(153)	(10,071)	104
Changes in assets - decrease/(increase):
Accounts receivable	829	(2,631)	(1,560)
Inventories	(864)	(102)	(645)
Other current assets	(133)	(740)	(290)
Other assets	(161)	(186)	(129)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(2,363)	2,394	2,436
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,316	20,280	13,875

INVESTING ACTIVITIES
Acquisitions of businesses	(7,976)	—	—
Purchase of medical equipment	(15,676)	(15,820)	(19,669)
Purchase of property and equipment	(980)	(1,094)	(2,926)
Proceeds from sale of medical equipment, property and equipment	3,317	4,752	2,952
NET CASH USED IN INVESTING ACTIVITIES	(21,315)	(12,162)	(19,643)

FINANCING ACTIVITIES
Principal payments on long-term debt	(81,660)	(37,180)	(4,868)
Cash proceeds from long-term debt	76,191	37,587	9,436
Debt issuance costs	(386)	—	(6)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,172)	(1,714)	(717)
Common stock repurchased as part of share repurchase program	(560)	—	—
Cash proceeds from stock plans	1,124	190	252
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,463)	(1,117)	4,097

Net change in cash and cash equivalents	(9,462)	7,001	(1,671)
Cash and cash equivalents, beginning of period	9,648	2,647	4,318
Cash and cash equivalents, end of period	$186	$9,648	$2,647
See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information:

	Years Ended December 31,
(in thousands)	2021	2020	2019

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,113	$1,214	$1,705
Cash paid for income taxes	171	102	111
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$1,590	$793	$2,773
Additions to contingent consideration (b)	750	—	—
Additions to cash proceeds from stock plans (c)	36	—	—

(a) Amounts consist of current liabilities for medical equipment and property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2021, 2020 and 2019, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.
(b) Amount consists of current liabilities for contingent consideration that have not been included in financing activities. These amounts have not been paid for as of December 31, 2021, but will be included as a cash outflow from financing activities for contingent consideration when paid.
(c) Amount consists of receivables for cash proceeds from stock plans that have not been included in financing activities. These amounts have not been received as of December 31, 2021, but will be included as a cash inflow from financing activities for cash proceeds from stock plans when received.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Nature of Operations
InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading national provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from seven locations in the United States and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem Inc. (“ISI”) and First Biomedical, Inc. ("First Biomedical") are both operating subsidiaries of the Company.
The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by the Company in 2021. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies. Cardinal Health, Inc. supplied more than 10% of the NPWT medical equipment purchased by the Company in 2021. The Company has a supply agreement in place with Cardinal Health, Inc.
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
2.Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all wholly owned organizations. All intercompany transactions and account balances have been eliminated in consolidation.
Segments
The Company operates in two reportable segments, Integrated Therapy Services (“ITS”) and Durable Medical Equipment Services (“DME Services”) based on management's view of its business for purpose of evaluating performance and making operating decisions.
The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker, reviews segment financial information. See Note 14 for segment disclosures.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. The Company considers critical accounting policies to be those that require more significant judgments and estimates in the preparation of its consolidated financial statements, including the following: revenue recognition, leases, accounts receivable and allowance for doubtful accounts, income taxes, equity compensation valuations, and long-lived asset valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. For intangible assets, the Company typically uses the income approach to determine their estimated fair values. Key estimates and assumptions in that approach include the amount and timing of projected future cash flow, the discount rate selected to measure the risks inherent in those cash flows and the assessment of the asset's useful life. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains substantially all of its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in accounts payable in current liabilities in the consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts
Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payers. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for doubtful accounts is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts was $1.1 million and $1.0 million as of December 31, 2021 and 2020, respectively.
Inventories
The Company’s inventories consist of disposable medical supplies, replacement parts and other supplies used in conjunction with medical equipment and are stated at the lower of cost (first-in, first-out basis) or net realizable value. Cost primarily represents the purchase price paid for the items on hand. The Company periodically performs an analysis of slow-moving inventory and records an adjustment to reflect the recoverable amount.
Medical Equipment
Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the current period. The Company periodically performs an analysis to identify potentially missing Equipment and records a reserve equal to the underlying net book value, which was $1.1 million and $0.9 million as of December 31, 2021 and 2020, respectively. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of both December 31, 2021 and 2020.
Presentation of Medical Equipment in the Consolidated Statements
The Company purchases medical equipment directly for sale as well as medical equipment that is purchased for either rental or sale and that is unallocated at the time of purchase (“Unallocated Assets”). Management believes that the predominant source of revenues and cash flows from the Unallocated Assets is from rentals and most equipment purchased is likely to be rented prior to being sold. The Company concluded that (i) the assets specifically supporting its two primary revenue streams should be separately disclosed on the balance sheet; (ii) the purchase and sale of Unallocated Assets should be classified solely in investing cash flows based on their predominant source while medical equipment purchased specifically for sales activity should be classified in operating cash flows; and (iii) other activities ancillary to the rental process should be consistently classified.
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
Goodwill
Goodwill is tested for impairment annually or when events occur or circumstances change that trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If the Company chooses that option, then the Company would not be required to perform a quantitative goodwill impairment test unless the Company determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that an impairment is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company performed its annual impairment analysis by using a qualitative assessment as of the first day of October 2021 and determined that there was no impairment.
Intangible Assets
Intangible assets consist of trade names, physician and customer relationships, unpatented technology, non-competition agreements and software. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing facilities, pain centers and others. The useful lives of these relationships are based on the expected attrition rates. Acquired software is amortized on a straight-line basis over the period of expected benefit, which ranges from three to five years. Acquired unpatented technology arose from recent acquisitions and is amortized on a straight-line basis over the period of expected benefit, which is seven years. This asset represents acquired knowledge of repair solutions that will be leveraged into opportunities into the acute care market. The non-competition agreements arose from recent acquisitions and are amortized on a straight-line basis over the terms of the agreements, which is five years. Trade names associated with the original acquisition of InfuSystem are not amortized.
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis by using a qualitative assessment as of the first day of October 2021 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
Software Capitalization and Depreciation
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company capitalized $0.3 million of internal-use software for the year ended December 31, 2021 and did not capitalize any internal-use software for the year ended December 31, 2020. Amortization expense for capitalized software was $1.6 million in 2021, $1.9 million in 2020 and $2.0 million in 2019.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. For the year ended December 31, 2021, the Company assessed the impairment indicators and found none to be present.
Impairment of Long-Lived Assets
Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. For the years ended December 31, 2021, 2020 and 2019, respectively, the Company assessed the impairment indicators and found none to be present.
Leases
On January 1, 2019 (the “Effective Date”), the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases,("Topic 842"), using a modified retrospective transition approach. Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.
Topic 842 provides several optional practical expedients that the Company adopted at transition. The Company elected the “package of practical expedients”, which does not require it to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient of hindsight to the evaluation of lease options (e.g. renewal).
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

Revenue Recognition
Revenue is recognized at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the rental service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.
The Company has three separate and distinct performance obligations offered to its customers: a rental service performance obligation, a product sale performance obligation and a service performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. Sources of net revenues include commercial insurance payers, government insurance payers, medical facilities and patients.
The Company generates the majority of its revenue from the rental of infusion pumps to its customers and a minority of its revenue from product sales and services. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payer or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized at the time that the service work has been completed.
The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service. These judgments include, among others, the estimation of variable consideration. Variable consideration, specifically related to the Company’s third-party payer rental revenues, is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions. The estimates for variable consideration are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that are expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the component of variable consideration.
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
Cost of Revenues
Cost of revenues include the costs of servicing and maintaining pumps, products and services sold, shipping and other direct and indirect costs related to net revenues. Shipping and handling costs incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost.
Customer Concentration
As of December 31, 2021, the Company had contracts with nearly 770 third-party payer networks, an increase of 6% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless the Company or the contracted payer elect not to renew. The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of its Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of the Company's net revenue in 2021, 2020 or 2019.
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
The Company adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, in the fourth quarter of 2019. This guidance simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted, including adoption in any interim period for which financial statements had not yet been issued. Certain amendments may have been applied on a retrospective, modified retrospective or prospective basis. As permitted, the Company elected to early adopt this guidance for the year ended December 31, 2019. The adoption of this guidance did not have a significant impact on the Company’s financial statements and primarily resulted in the reclassification of an immaterial amount from non-income tax expense to income tax expense related to the accounting for franchise taxes, with no impact to the Company’s consolidated net income, equity or cash flows.
Treasury Stock
The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the board. Treasury stock is accounted for using the par value method. In 2021, the Company retired the approximately 3,500,000 shares that were previously held in treasury.
Share-Based Payments
The Company determines the fair value of stock option awards, restricted stock awards and stock appreciation rights (collectively, “Share-Based Awards”) on the date of grant using either the grant date price of the Company's common stock or option-pricing models which are affected by the Company’s stock price, as well as assumptions regarding a number of other inputs using the Black-Scholes pricing model. These variables include the Company’s expected stock price volatility over the expected term of the Share-Based Awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The expected volatility is based on the historical volatility. The expected term represents the period over which the Share-Based Awards are expected to be outstanding. The dividend yield is an estimate of the expected dividend yield on the Company’s stock. The risk-free rate is based on U.S. Treasury yields in effect at the time of the grant for the expected term of the Share-Based Awards. Forfeitures are recognized as they occur. All Share-Based Awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.

Additionally, the Company also determines the fair value of performance-based restricted stock units (“PSUs”) based upon the type of performance measure. These awards typically vest after the Company’s achievement of either a specific Company performance metric or when the market value of the Company’s stock meets a specific metric such as when the closing price of the Company's stock reaches a target value for a minimum number of consecutive trading days. Under Financial Accounting Standards Board (“FASB”) ASC Topic 718, the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to complete a “Monte Carlo simulation” to account for the market condition. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. Compensation costs are accelerated if the market condition is satisfied prior to the end of the service period derived under the Monte Carlo simulation. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares estimated to be delivered subject to the award terms. Company performance measure goals are considered a performance condition and the timing and amount of compensation cost for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date and during the vesting period.
Deferred Debt Issuance Costs
Capitalized debt issuance costs as of December 31, 2021 and 2020 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.
Earnings Per Share
The Company reports its earnings per share in accordance with ASU 2017-11, Earnings Per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and restricted stock awards due to participants granted from the 2014 and 2021 stock incentive plans. Anti-dilutive stock awards are comprised of stock options and unvested restricted stock awards, which would have been anti-dilutive in the application of the treasury stock method in accordance with ASU 2017-11, Earnings Per Share (Topic 260). In periods where the Company records a net loss, the diluted per share amount is the same as the basic per share amount.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Years Ended December 31,
	2021	2020	2019
Numerator (in thousands):
Net income:	$1,420	$17,332	$1,361
Denominator:
Weighted average common shares outstanding:
Basic	20,519,958	20,106,940	19,731,498
Dilutive effect of common stock equivalents	1,529,701	1,610,276	1,107,898
Diluted	22,049,659	21,717,216	20,839,396

Stock options of 368,056, 18,321 and 25,669 shares were not included in the calculation for the years ended December 31, 2021, 2020 and 2019, respectively, because they would have an anti-dilutive effect.
Derivatives
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
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets as of December 31, 2021 and 2020 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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
Recent Accounting Pronouncements and Developments

The Company has adopted ASU 2020-04, Reference Rate Reform (Topic 848), which contains optional expedients for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 was originally effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible as of the FASB's deferral date to be smaller reporting companies under the SEC’s definition. The Company qualified as a smaller reporting company in November 2019 when the FASB delayed the effective date of Topic 326. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.

3.Business Combinations
Acquisitions Accounted for Using the Purchase Method
On January 31, 2021, the Company acquired the business and the majority of the assets of FilAMed, a privately-held biomedical services company based in Bakersfield, California. In becoming a part of the Company's Durable Medical Equipment Services ("DME Services") segment, this acquisition will supplement the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.
On April 18, 2021, the Company acquired the business and substantially all of the assets of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company based in Austin, Texas. OB Healthcare specializes in on-site repair, preventative maintenance, and device physical inventory management to hospitals and healthcare systems nationwide. The acquisition further develops and expands InfuSystem’s DME Services segment and complements the Company’s purchase of FilAMed.
FilAMed and OB Healthcare’s results of operations are included in the Company’s consolidated statements of operations from the respective closing dates. Revenues and earnings from these acquisitions have not been significant through December 31, 2021.
Purchase Price Allocation
Pursuant to ASC Topic 805, “Business Combinations,” the purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates. The purchase price allocations were primarily based upon a valuation using management’s estimates and assumptions. The purchase price allocation was completed for FilAMed and OB Healthcare as of December 31, 2021. The following table summarizes the consideration paid and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for both FilAMed and OB Healthcare (in thousands):

	FilAMed	OB Healthcare	Total Consideration
Cash	$1,400	$6,250	$7,650
Working capital adjustment, paid in cash	—	325	325
Contingent consideration	—	750	750
Total - consideration	$1,400	$7,325	$8,725

	FilAMed	OB Healthcare	Total Acquisition Date Fair Value
Accounts receivable	$—	$725	$725
Inventories	74	—	74
Medical equipment held for sale or rental	40	—	40
Property and equipment	102	59	161
Intangible assets	1,015	3,000	4,015
Goodwill	169	3,541	3,710
Operating lease right of use assets	281	7	288
Operating lease liabilities	(281)	(7)	(288)
Total - purchase price	$1,400	$7,325	$8,725
The amount of acquisition costs for both transactions was $0.2 million and is included in general and administrative expenses for the year ended December 31, 2021.
During the three months ended December 31, 2021, the Company updated the valuation of OB Healthcare based on further analysis of the final working capital with an immaterial decrease in the consideration transferred and a corresponding decrease to accounts receivable. There was no impact to the consolidated statement of operations.

The Company fully paid all consideration for FilAMed as of December 31, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with subsequent cash payments of $0.4 million during the year and had an additional estimated amount due to the seller for contingent consideration of $0.8 million, which was recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement requires the Company to pay OB Healthcare $0.8 million if certain customer contracts are executed by December 31, 2021. In December 2021, the Company extended this date to February 28, 2022. The Company expects to further extend this deadline and for OB Healthcare to satisfy this requirement.
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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of January 1, 2020. The pro forma financial information for the year ended December 31, 2021 has been adjusted by $0.5 million for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The year ended December 31, 2020 also included these charges. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the years ended December 31 (in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$103,152	$100,032
Net income	$1,936	$16,498

4.Revenue Recognition
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Years Ended December 31,
	2021		2020		2019
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Third-Party Payer Rentals	$52,847	51.6%	$49,266	50.6%	$40,510	49.9%
Direct Payer Rentals	29,302	28.6%	28,525	29.3%	24,116	29.7%
Product Sales	15,514	15.2%	17,357	17.8%	14,336	17.7%
Services	4,719	4.6%	2,240	2.3%	2,153	2.7%

Total	$102,382	100.0%	$97,388	100.0%	$81,115	100.0%
Third-Party Payer Rentals are entirely attributed to revenues of the ITS segment. For the year ended December 31, 2021, $12.5 million and $16.8 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the year ended December 31, 2020, $11.8 million and $16.7 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the year ended December 31, 2019, $11.0 million and $13.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the year ended December 31, 2021, $0.2 million and $15.3 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the years ended December 31, 2020 and 2019 all Product Sales were entirely attributed to revenues of the DME Services segment. For the years ended December 31, 2021, 2020 and 2019, all Services revenues were entirely attributed to the DME Services segment.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Medical Equipment for sale or rental	$1,788	$1,636
Medical Equipment for sale or rental - pump reserve	(46)	(33)
Medical Equipment for sale or rental - net	1,742	1,603

Medical Equipment in rental service	91,891	83,411
Medical Equipment in rental service - pump reserve	(1,074)	(893)
Accumulated depreciation	(50,946)	(46,907)
Medical Equipment in rental service - net	39,871	35,611

Total	$41,613	$37,214
Depreciation expense for medical equipment for the years ended December 31, 2021, 2020 and 2019 was $9.4 million, $8.9 million and $7.5 million, respectively, which were recorded in “cost of revenues” for each period.

6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,812	$(2,528)	$2,284	$3,742	$(2,018)	$1,724
Automobiles	110	(103)	7	117	(102)	15
Leasehold improvements	3,444	(1,212)	2,232	3,416	(859)	2,557

Total	$8,366	$(3,843)	$4,523	$7,275	$(2,979)	$4,296
Depreciation expense for property and equipment for each of the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $0.8 million and $0.5 million, respectively. This expense was recorded in “general and administrative expenses” for each period.
7.Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2020	$—
Goodwill acquired	3,710
Balance as of December 31, 2021	$3,710

(a) The ITS segment has no recorded goodwill.
The Company assessed the indicators of goodwill impairment as part of its annual impairment test, as of October 1, 2021, and through December 31, 2021, by performing a qualitative assessment of goodwill. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance, changes in the business climate and company-specific factors. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying value amount as of the test date.
The carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	—	$2,000
Amortizable intangible assets
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(31,401)	7,433	36,534	(28,924)	7,610
Unpatented technology	943	(123)	820	—	—	—
Non-competition agreements	472	(67)	405	—	—	—
Software	11,530	(11,258)	272	11,230	(9,663)	1,567

Total nonamortizable and amortizable intangible assets	$53,802	$(42,872)	$10,930	$49,787	$(38,610)	$11,177
Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $4.3 million, $4.3 million and $4.4 million, respectively, which was recorded in "amortization of intangibles expenses" for each period.

Expected remaining annual amortization expense for the next five years for intangible assets recorded as of December 31, 2021 is as follows (in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter
Amortization expense	$2,494	$990	$990	$810	$524	$3,122

8.Debt
On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto. The borrowers under the 2021 Credit Agreement are the Company, InfuSystem Holdings USA, Inc. (“Holdings”), ISI, First Biomedical, and IFC LLC (“IFC” and, collectively with the Company, Holdings, ISI and First Biomedical, the “Borrowers”).
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
The 2021 Credit Agreement was accounted for as a debt modification that resulted in a small increase to deferred debt issuance costs. As of December 31, 2021, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
At December 31, 2020, the 2015 Credit Agreement, which would have matured on November 9, 2024, included three term notes totaling $37.9 million, with varying required quarterly amortization payments, and an undrawn $11.8 million revolving line of credit. The availability under the line of credit was reduced by outstanding letters of credit and reserves totaling $1.0 million and was subject to a borrowing base limitation as defined by the agreement. The borrowing base was approximately $15.6 million at December 31, 2020. At December 31, 2020 and on the date of the refinancing, the Company was in compliance with all affirmative and negative covenants, as outlined in the agreement, which included maintenance of a maximum leverage ratio and a minimum fixed charge coverage ratio, as defined in the agreement. Interest on the facility was payable at the Company’s option as a (i) Eurodollar Loan, which bore interest at a per annum rate equal to the applicable 30-day LIBOR plus an applicable margin ranging from 2.00% to 3.00% or (ii) CB Floating Rate (“CBFR”) Loan, which bore interest at a per annum rate equal to the greater of (a) the lender’s prime rate or (b) LIBOR plus 2.50%, in each case, plus a margin ranging from -1.00% to 0.25% based on the Company's leverage ratio. The actual Eurodollar Loan rate at December 31, 2020 was 2.19% (LIBOR of 0.19% plus 2.00%). The actual CBFR Loan rate at December 31, 2020 was 2.25% (lender’s prime rate of 3.25% minus 1.00%).
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability, which is being paid off monthly over the term of the lease. During the fourth quarter of 2021, the Company recorded an additional $0.2 million of interest expense to reflect the amount expected to be paid upon the exercise of the purchase option at the end of its other financing transaction. The balance of other financing as of December 31, 2021 was $0.4 million.
As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. For the following tables, the figures related to the December 31, 2021 revolving credit facility balances relate to the 2021 Credit Agreement, while the December 31, 2020 revolving credit facility balances relate to the now-terminated 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facilities as of the applicable balance sheet date (in thousands):

	December 31, 2021	December 31, 2020
Revolving Facility:
Gross availability	$75,000	$11,750
Outstanding draws	(32,974)	—
Letters of credit	(600)	(800)
Landlord reserves	—	(162)
Availability on Revolving Facility	$41,426	$10,788
The Company had future maturities of its long-term debt as of December 31, 2021 as follows (in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$32,974	$—	$32,974
Other financing	423	—	—	—	—	—	423
Total	$423	$—	$—	$—	$32,974	$—	$33,397

The following is a breakdown of the Company’s current and long-term debt (in thousands):

	December 31, 2021			December 31, 2020
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$32,974	$32,974	$—	$—	$—
Term loan	—	—	—	4,615	17,305	21,920
Equipment line	—	—	—	1,600	4,400	6,000
2019 equipment line	—	—	—	2,500	7,500	10,000
Other financing	423	—	423	725	222	947
	423	32,974	33,397	9,440	29,427	38,867
Unamortized value of debt issuance costs	(74)	(226)	(300)	(17)	(49)	(66)
Total	$349	$32,748	$33,097	$9,423	$29,378	$38,801
As of December 31, 2021, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at December 31, 2021 was 2.11% (LIBO of 0.11% plus 2.00%). The actual ABR loan rate at December 31, 2021 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).
9.Derivative Financial Instruments and Hedging Activities
In February 2021, the Company adopted a derivative investment policy which provides guidelines and objectives related to managing financial and operational exposures arising from market changes in short term interest rates. In accordance with this policy, the Company can enter into interest rate swaps or similar instruments, will endeavor to evaluate all the risks inherent in a transaction before entering into a derivative financial instrument and will not enter into derivative financial instruments for speculative or trading purposes. Hedging relationships are formally documented at the inception of the hedge and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment.
The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. In order to manage the volatility in interest rate markets, in February 2021, the Company entered into two interest rate swap agreements to manage exposure arising from this risk. On a combined basis, the agreements have a constant notional amount over a 5-year term that ends on February 5, 2026. The agreements both pay the Company 30-day LIBOR on the notional amount and the Company pays a fixed rate of interest equal to 0.73%. These derivative instruments are considered cash flow hedges. The Company does not have any other derivative financial instruments.

The table below presents the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	December 31, 2021 (a)
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$355

(a) No derivative instruments existed at December 31, 2020.
The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

Year Ended
December 31, 2021 (a)
Gain on cash flow hedges - interest rate swaps
Beginning balance	$—
Unrealized gain recognized in AOCI	249
Amounts reclassified to interest expense (b)(c)	106
Tax provision	(87)
Ending balance	$268

(a) No derivative instruments existed for the years ended December 31, 2020 and December 31, 2019.
(b) Positive amounts represented interest expense. Total interest expense as presented in the consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019 were $1.4 million, $1.3 million and $1.9 million, respectively.

(c) $0.1 million of expense is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the year ended December 31, 2021.
10.Income Taxes
The following table summarizes the Company’s income before income taxes (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S income	$1,033	$6,623	$1,413
Non-U.S. income	224	920	111
Income before income taxes	$1,257	$7,543	$1,524

The following table summarizes the Company’s components of the consolidated benefit from (provision for) income taxes (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S Federal income tax benefit (expense)
Current	$—	$(11)	$—
Deferred	150	8,346	(104)
Total U.S. Federal income tax benefit (expense)	150	8,335	(104)
State and local income tax (expense) benefit
Current	(167)	(66)	(29)
Deferred	3	1,725	—
Total state and local income tax (expense) benefit	(164)	1,659	(29)
Foreign income tax expense
Current	177	(205)	(30)
Total income tax benefit (expense)	$163	$9,789	$(163)
The following table summarizes activity related to the Company’s valuation allowance (in thousands):

	Years Ended December 31,
	2021	2020	2019
Valuation allowance at the Beginning of Period	$—	$(11,250)	$(11,370)
Income tax expense	—	—	—
Increase in valuation allowance	—	—	—
Release of valuation allowance	—	11,250	120
Valuation allowance at the End of Period	$—	$—	$(11,250)
The following table summarizes a reconciliation of the Company’s effective income tax rate to the U.S. federal statutory rate:

	Years Ended December 31,
	2021	2020	2019
Income tax expense at the statutory rate	21.0%	21.0%	21.0%
State and local income tax expense	10.3%	5.1%	2.0%
Foreign income tax	1.0%	0.2%	2.0%
Permanent differences	(36.7%)	(8.4%)	(5.8%)
Decrease in valuation allowance	—%	(149.2%)	(7.9%)
Other adjustments	(8.5%)	1.5%	(0.6%)
Effective income tax rate	(12.9%)	(129.8%)	10.7%

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in thousands):

	December 31, 2021	December 31, 2020
Deferred Federal tax assets –
Bad debt reserves	$1,576	$1,570
Stock-based compensation	1,350	656
Net operating loss	8,022	7,337
Operating lease liabilities	980	1,014
Accrued compensation	253	757
Inventories	246	214
Goodwill and intangible assets	21	832
Research & development credits	533	533
Other credits	62	30
Other	89	54
Total deferred Federal tax assets	13,132	12,997
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,423)	(3,393)
Right-of-use assets	(891)	(937)
Other	(88)	—
Total deferred Federal tax liabilities	(4,402)	(4,330)
Net deferred Federal tax assets	8,730	8,667
Total deferred state and local tax assets (a)	1,303	1,300
Net deferred tax assets	$10,033	$9,967
(a) At December 31, 2021 and 2020, this includes state and local net operating losses of $1.3 million and $1.2 million, respectively.
The Company’s U.S. federal net operating loss carryforward for tax purposes was $38.2 million at December 31, 2021, resulting in a federal deferred tax asset of $8.0 million. Approximately $31.3 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2029. $6.9 million of U.S. federal net operating loss carryforwards have an indefinite life. The Company’s state net operating loss carryforward of approximately $1.3 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2022, though a substantial portion expires beyond 2022. Approximately $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). The Company is subject to an annual limitation of $1.8 million on its use of remaining pre-ownership change net operating loss carryforwards of $4.5 million (and certain other pre-change tax attributes).
In the fourth quarter of 2020, it was determined that the valuation allowance against the U.S. federal and state deferred taxes was no longer required and the valuation allowance of $11.2 million that existed was released. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2021 and 2020, cumulative income in recent years and projected future taxable income is the basis for the Company’s assessment that the deferred tax assets do not require a valuation allowance.
The Company had no uncertain tax positions for the years ended December 31, 2021 and 2020.
The Company is subject to taxation for Federal and various state jurisdictions in the United States and Canada. The Federal income tax returns of the Company for the years 2018 through 2021 are open to examination by the Internal Revenue Service. The Company was under audit with the Internal Revenue Service in relation to the Company’s 2018 federal income tax return and the audit was closed on December 15, 2021. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2017 through 2021 are subject to examination by the Canada Revenue Agency.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The Company, under the CARES Act, deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which was included in other liabilities. The $0.7 million balance of the deferred Social Security taxes was expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively. In December 2021, the Company made the first of these two equal annual installment payments. On April 15, 2020, the Company received a $4.1 million loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, the Company repaid this loan in full on May 7, 2020.
11.Commitments and Contingencies
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
12.Leases
The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases.
The components of the Company’s operating lease costs consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$1,316	$1,617	$1,948
Variable lease cost	243	315	291
Total lease cost	$1,559	$1,932	$2,239
Lease costs for the year ended December 31, 2021 of approximately $1.5 million and $0.1 million, were recorded to G&A expenses and cost of revenues, respectively. Lease costs for the year ended December 31, 2020 of approximately $1.3 million and $0.6 million, were recorded to G&A expenses and cost of revenues, respectively. Lease costs for the year ended December 31, 2019 of approximately $1.2 million and $1.0 million, were recorded to G&A expenses and cost of revenues, respectively.

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities and ROU assets:
Operating cash flow from operating leases	$1,271	$1,603	$1,610

ROU assets obtained in exchange for lease obligations:
Operating leases	$926	$264	$4,545

Reductions to ROU assets resulting from reductions to lease obligations:
Operating leases	$—	$—	$22
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	2021	2020
	Years	Years
Weighted average remaining lease term:	6.3	7.0
	Rate	Rate
Weighted average discount rate:	7.5%	7.8%
Future maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Operating Leases
2022	$1,224
2023	1,065
2024	1,060
2025	1,029
2026	941
Thereafter	1,783
Total undiscounted lease payments	7,102
Less: Imputed interest	(2,434)
Total lease liabilities	$4,668
The long-term portion of the lease liabilities included in the amounts above is $3.7 million with the remainder included in other current liabilities in the Consolidated Balance Sheet.

13.Share-based Compensation
Stock Incentive Plan
The Company has various stock option and stock-based incentive plans and agreements whereby equity based awards are granted to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Grants may be made in the form of stock options, restricted stock awards ("RSUs" or "RSAs"), performance-based restricted stock units ("PSU's), unrestricted common stock, stock appreciation rights (“SARs”) in addition to other award types. Stock options are granted with an exercise price at, or above, fair market value on the date of grant, generally expire in 5 to 10 years from the grant date and generally become exercisable over a period of up to 3 years. RSUs generally become vested over a period of up to 3 years. PSUs generally become vested over a period of up to 3 years based on the performance of a specific achievement. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Common stock issued under these awards are issued from shares reserved under the Company’s plan described below.

On May 18, 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on May 18, 2021 and became effective at that time. The 2021 plan supersedes the 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan"). The 2021 Plan provided for the issuance of a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. As of December 31, 2021, a total of 1,766,769 common shares remained available for future grant under the 2021 Plan.
On April 23, 2014, the Company’s Board adopted the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provided for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. On July 19, 2018, the Company’s stockholders approved the reservation of an additional 1,000,000 shares to be issued under the 2014 Plan. On May 15, 2019, the Company’s stockholders approved the reservation of an additional 1,000,000 shares to be issued under the 2014 Plan. The 2021 Plan replaces and supersedes the 2014 Plan, so as of the adoption date of the 2021 Plan, no common shares remained available for future grant under the 2014 Plan.
Stock-based compensation expense
All stock option awards are amortized based on their graded vesting over the requisite service period of the awards. Compensation costs are recognized over the requisite service period using the accelerated method and included in general and administrative expenses.
The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses (in thousands):

	Years Ended December 31,
	2021	2020	2019
Restricted share expense	$4,491	$1,687	$190
Stock option and SARs expense	1,913	923	807
Total stock-based compensation expense	$6,404	$2,610	$997

Tax benefit related to stock-based compensation	$2,234	$1,652	$—
Shares Forgone to Satisfy Minimum Statutory Withholdings
During the years ended December 31, 2021, 2020 and 2019, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees in order to satisfy an individual employees' tax withholding obligations. For the years ended December 31, 2021, 2020 and 2019, the Company received 57,067 shares, 146,763 shares and 121,607 shares, respectively, from employees for tax withholding obligations.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2020	145,000	$9.78
Granted	213,027	18.85
Vested	(54,184)	12.29
Vested shares forgone to satisfy minimum statutory withholding	(1,901)	12.29
Forfeitures	(11,000)	17.97
Unvested at December 31, 2021	290,942	$15.61

	Year Ended December 31,
	2021	2020	2019

Weighted average grant date fair value of awards granted	$18.85	$10.12	$7.04
Total fair value of shares vested	$920,125	$367,273	$712,969
Total fair value of shares forgone to satisfy minimum statutory withholding	$32,282	$62,479	$422,779
As of December 31, 2021, there was $2.9 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a weighted average period of two years
Performance-Based Restricted Stock Units
During the year ended December 31, 2021, the Company granted approximately 127,476 PSUs. During the year ended December 31, 2020, the Company granted approximately 232,500 PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These awards typically vest after the Company’s achievement of either a Company-based performance metric, such as the achievement of a certain amount of net revenue during a specified period, coupled with a time-based vesting criteria or based on a market based metric of the Company’s stock, such as when the trading price reaches a target value for a minimum number of consecutive trading days. All of the PSUs granted in 2021 are earned based on specified Company-based performance measure conditions. Approximately three-fourths of the PSUs granted in 2020 are earned based on the market-based metric, while the other one-fourth are earned based on specified Company-based performance metric conditions. In the case of the market-based metric, awards are paid in stock immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the specified Company-based performance measure, awards can be earned at an amount that varies by award between 93% to 100% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals.

The following table summarizes the Company’s PSU activity:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2020	232,500	$9.06
Granted	127,476	19.50
Vested	(66,371)	8.79
Vested shares forgone to satisfy minimum statutory withholding	(53,629)	8.79
Unvested at December 31, 2021	239,976	$14.74

	Year Ended December 31,
	2021	2020	2019

Weighted average grant date fair value of awards granted	$19.50	$9.06	N/A
Total fair value of shares vested	$1,335,053	N/A	N/A
Total fair value of shares forgone to satisfy minimum statutory withholding	$1,078,747	N/A	N/A
As of December 31, 2021, there was $1.2 million of pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for future forfeitures and changes to management’s expectations of the probable outcomes of the performance conditions, if any. The Company expects to recognize such cost over a weighted average period of 1 year.
Employee Stock Purchase Plan
In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. In September 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2021, there were 156,052 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program:

	Years Ended December 31,
	2021	2020	2019
Compensation expense	$173,561	$108,589	$43,030
Shares of stock sold to employees	31,624	30,012	33,742
Weighted average fair value per ESPP award	$16.95	$7.43	$3.94
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

The following tables detail the various stock option activity:

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,959,348	$4.26	4.42	$28,449,362
Granted	56,000	18.44
Exercised	(279,904)	2.92
Exercised shares forgone to satisfy minimum statutory withholding	(1,537)	2.15
Cashless exercise	(566)	2.15
Forfeited	(1,500)	18.44

Outstanding at December 31, 2021	1,731,841	$4.92	3.93	$21,051,101

Exercisable at December 31, 2021	1,478,357	$3.99	3.36	$19,274,817
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—	—	$—
Granted	288,269	19.47
Forfeited	(15,000)	19.50

Outstanding at December 31, 2021 (a)	273,269	$19.47	9.38	$—

Exercisable at December 31, 2021 (a)	78,770	$19.50	6.66	$—
(a) Aggregate Intrinsic Value - no options were in-the-money as of December 31, 2021
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Years Ended December 31,
Stock Options:	2021	2020	2019
Expected volatility	43% to 46%	42% to 51%	36% to 38%
Risk free interest rate	0.31% to 0.54%	0.20% to 1.56%	1.80% to 2.36%
Expected lives at date of grant (in years)	3.62	3.25	4.63
Weighted average fair value of options granted	$6.56	$3.87	$1.61
Total intrinsic value of options exercised	$4,248,401	$3,377,730	$624,462

Share Repurchase Program
On June 30, 2021, the Company's Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. The Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.
As of December 31, 2021, the Company had repurchased approximately $0.6 million, or 33,469 shares, of the Company's outstanding common stock under the Share Repurchase Program.
14.Business Segment Information
The Company’s reportable segments are organized based on service platforms, with the ITS segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the DME Services segment reflecting lower margin product sales, direct payer rental and services revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.
The financial information summarized below is presented by reportable segment:

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$65,598	$36,784	$—	$102,382
Net revenues - internal	—	5,753	(5,753)	$—
Total net revenues	65,598	42,537	(5,753)	102,382
Gross profit	42,046	18,151	—	60,197

Selling, general and administrative expenses			57,377	57,377
Interest expense			(1,377)	(1,377)
Other expense			(186)	(186)
Benefit from income taxes			163	163

Net income				$1,420

Total assets	$60,970	$34,616	$2,000	$97,586
Purchases of medical equipment	$10,533	$5,143	$—	$15,676
Depreciation and amortization of intangible assets	$10,886	$3,739	$—	$14,625

2020
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$61,072	$36,316	$—	$97,388
Net revenues - internal	—	5,370	(5,370)	—
Total net revenues	61,072	41,686	(5,370)	97,388
Gross profit	39,773	18,986	—	58,759

Selling, general and administrative expenses			49,932	49,932
Interest expense			(1,255)	(1,255)
Other expense			(29)	(29)
Benefit from income taxes			9,789	9,789

Net income				$17,332

Total assets	$68,472	$26,519	$2,000	$96,991
Purchases of medical equipment	$9,583	$6,237	$—	$15,820
Depreciation and amortization of intangible assets	$10,708	$3,317	$—	$14,025

2019
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$51,540	$29,575	$—	$81,115
Net revenues - internal	—	3,788	(3,788)	—
Total net revenues	51,540	33,363	(3,788)	81,115
Gross profit	33,063	13,819	—	46,882

Selling, general and administrative expenses			43,357	43,357
Interest expense			(1,904)	(1,904)
Other expense			(97)	(97)
Provision for income taxes			(163)	(163)

Net income				$1,361

Total assets	$54,292	$22,932	$2,000	$79,224
Purchases of medical equipment	$14,216	$5,453	$—	$19,669
Depreciation and amortization of intangible assets	$9,457	$2,885	$—	$12,342
15.Employee Benefit Plans and Other
The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2021, 2020 and 2019, the Company’s matching contributions were $0.9 million, $0.8 million and $0.7 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2021 and 2020, accrued payroll liabilities included in Other current liabilities were $1.3 million and $2.8 million, respectively.
16.COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which spread globally and throughout the United States. With the exception of in-person visits to customer facilities by the Company's sales staff, the Company continued to operate despite stay-at-home orders and other government mandated shutdowns across the United States and Canada under exceptions allowed by those orders for the healthcare industry.
During 2020, the Company took a number of precautionary and preemptive steps to protect the safety and well-being of its employees while ensuring continuity of service to its clients, including, transitioning employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or show relevant symptoms. The Company also executed preparedness plans at its facilities to maintain continuity of operations, which provided for flexible work arrangements without any significant disruptions to its business or control processes. The Company's management team is continuing to actively monitor the situation and continuously communicates with employees, customers and vendors. Other specific actions the Company took included purchasing additional inventory of supplies and pumps, as well as purchasing personal protective equipment for employees. While the Company’s business is considered critical, the Company is unable to predict the impact that the COVID-19 pandemic will have on future periods due to numerous uncertainties. While the COVID-19 pandemic has not had any material unfavorable effects to the Company's financial results for the year ended December 31, 2021, the extent of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on the Company's financial position, operating results and cash flows. A prolonged outbreak could, among other things, strain the Company's business continuity plans, create delays in the Company's growth and strategic initiatives, reduce the Company's sales and marketing activities, limit the Company's access to financing on favorable terms, increase the Company's exposure to potential impairment charges related to long-lived and intangible assets, hinder the Company's ability to support its clients and operate its business effectively, heighten the risk of disruption to the Company's information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require the Company to incur substantial costs. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and may take further actions as may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees, customers and partners. As the conditions surrounding the COVID-19 pandemic continue to evolve rapidly, the Company will continue to actively manage its response in collaboration with customers, government officials and stakeholders, and assess any potential impacts to the Company's financial position and operating results, as well as adverse developments in its business.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on this evaluation, management, including our CEO and CFO, concluded as of December 31, 2021 that our disclosure controls and procedures were effective.
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
Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information.
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors,” “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation,” and “Executive Compensation” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights ( a ) (1)	Weighted Average Exercise Price of options and rights ( b ) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:
2014 Plan *	2,053,841	$4.15	—
2021 Plan	482,187	$11.03	1,766,769
Total	2,536,028	$5.46	1,766,769
* As of December 31, 2021, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding.
(1) This amount includes 530,918 shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 2,005,110 shares of common stock issuable upon the exercise of vested stock option awards.
(2) Excludes RSUs and PSUs, which have no exercise price.
(3) Includes 2,500,000 shares authorized as part of our 2021 Annual Meeting of Stockholders held in May 2021, less 733,231 shares that were made available to certain employees, directors and others.
The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed or furnished as part of this Form 10-K:
1.Financial Statements
Reference is made to the Index to Financial Statements under Item 8, Part II hereof.
2. Financial Statement Schedules
The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.
3.Exhibits
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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

10.39
Credit Agreement dated as of February 5, 2021 among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC, the other Loan Parties thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 11, 2021).

10.40
Pledge and Security Agreement entered into as of February 5, 2021 by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc. and IFC LLC, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the other lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on February 11, 2021).

10.41**
Restricted Stock Unit Agreement (Service-Based), dated March 1, 2021, between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 2, 2021).

10.42**	InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-256231) filed on May 18, 2021).

10.43**
Form of Nonqualified Stock Option Agreement (Non-employee Directors) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.44**
Form of Nonqualified Stock Option Agreement (Employees) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.45**
Form of Restricted Stock Unit Agreement (Time-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

Exhibit Number	Description of Document

10.46**
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.47**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.48**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Barry Steele (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.49**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.50**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Jeannine Sheehan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.51**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Tom Ruiz (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Management contract or compensatory plan, contract or arrangement.

Item 16.    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 15, 2022	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 15, 2022	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2022		/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 15, 2022		/s/ CARRIE LACHANCE
Carrie Lachance
President and Chief Operating Officer Director

Date: March 15, 2022		/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 15, 2022		/s/ GREGG LEHMAN
Gregg Lehman
Director

Date: March 15, 2022		/s/ PAUL GENDRON
Paul Gendron
Director

Date: March 15, 2022		/s/ DARRELL MONTGOMERY
Darrell Montgomery
Director

Date: March 15, 2022		/s/ CHRISTOPHER SANSONE
Christopher Sansone
Director