Form 10-Q
period 2022-03-31
InfuSystem Holdings, Inc
filed 2022-05-05
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, 20,540,143 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$405	$186
Accounts receivable, net	16,392	15,405
Inventories	3,878	3,939
Other current assets	2,585	2,535

Total current assets	23,260	22,065
Medical equipment for sale or rental	1,987	1,742
Medical equipment in rental service, net of accumulated depreciation	39,113	39,871
Property & equipment, net of accumulated depreciation	4,375	4,523
Goodwill	3,710	3,710
Intangible assets, net	10,219	10,930
Operating lease right of use assets	3,916	4,241
Deferred income taxes	10,277	10,033
Other assets	1,380	471

Total assets	$98,237	$97,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,242	$7,862
Current portion of long-term debt	156	349
Other current liabilities	5,543	4,685

Total current liabilities	13,941	12,896
Long-term debt, net of current portion	34,792	32,748
Operating lease liabilities, net of current portion	3,451	3,670

Total liabilities	52,184	49,314

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 20,540,143 shares issued and outstanding as of March 31, 2022 and 20,699,546 shares issued and outstanding as of December 31, 2021	2	2
Additional paid-in capital	103,373	101,905
Accumulated other comprehensive income	955	268
Retained deficit	(58,277)	(53,903)

Total stockholders’ equity	46,053	48,272

Total liabilities and stockholders’ equity	$98,237	$97,586
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2022	2021

Net revenues	$26,763	$24,463
Cost of revenues	11,396	9,887
Gross profit	15,367	14,576

Selling, general and administrative expenses:
Provision for doubtful accounts	47	(70)
Amortization of intangibles	710	1,043
Selling and marketing	3,319	2,376
General and administrative	11,816	10,354

Total selling, general and administrative	15,892	13,703

Operating (loss) income	(525)	873
Other expense:
Interest expense	(277)	(322)
Other expense	(28)	(69)

(Loss) income before income taxes	(830)	482
Benefit from income taxes	462	179
Net (loss) income	$(368)	$661
Net (loss) income per share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares outstanding:
Basic	20,609,372	20,338,160
Diluted	20,609,372	21,937,639

Comprehensive income:
Net (loss) income	$(368)	$661
Other comprehensive income:
Unrealized gain on hedges	905	158
Provision for income tax on unrealized hedge gain	(218)	—
Net comprehensive income	$319	$819
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$—	(3,518)	$—	$40,752
Stock-based shares issued upon vesting - gross	129	—	139	—	—	—	—	139
Stock-based compensation expense	—	—	1,635	—	—	—	—	1,635
Employee stock purchase plan	—	—	169	—	—	—	—	169
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(30)	—	(565)	—	—	—	—	(565)
Other comprehensive income	—	—	—	—	158	—	—	158
Net income	—	—	—	661	—	—	—	661
Balances at March 31, 2021	23,915	$2	$86,163	$(43,374)	$158	(3,518)	$—	$42,949

Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
Stock-based shares issued upon vesting - gross	125	—	239	—	—	—	—	239
Stock-based compensation expense	—	—	1,047	—	—	—	—	1,047
Employee stock purchase plan	28	—	236	—	—	—	—	236
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(3)	—	(54)	—	—	—	—	(54)
Common stock repurchased as part of share repurchase program	(310)	—	—	(4,006)	—	—	—	(4,006)
Other comprehensive income	—	—	—	—	687	—	—	687
Net loss	—	—	—	(368)	—	—	—	(368)
Balances at March 31, 2022	20,540	$2	$103,373	$(58,277)	$955	—	$—	$46,053

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021

OPERATING ACTIVITIES
Net (loss) income	$(368)	$661
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	47	(70)
Depreciation	2,706	2,527
Loss on disposal of and reserve adjustments for medical equipment	275	597
(Gain) loss on sale of medical equipment	(228)	89
Amortization of intangible assets	710	1,043
Amortization of deferred debt issuance costs	18	96
Stock-based compensation	1,047	1,635
Deferred income taxes	(462)	(180)
Changes in assets - (increase)/decrease:
Accounts receivable	(1,278)	(420)
Inventories	61	(154)
Other current assets	(50)	(244)
Other assets	(41)	(40)
Changes in liabilities - increase/(decrease):
Accounts payable and other liabilities	1,641	(2,889)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,078	2,651

INVESTING ACTIVITIES
Acquisition of business	—	(1,204)
Purchase of medical equipment	(2,931)	(2,336)
Purchase of property and equipment	(178)	(138)
Proceeds from sale of medical equipment, property and equipment	966	876
NET CASH USED IN INVESTING ACTIVITIES	(2,143)	(2,802)

FINANCING ACTIVITIES
Principal payments on long-term debt	(10,696)	(40,093)
Cash proceeds from long-term debt	12,529	34,000
Debt issuance costs	—	(386)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(54)	(565)
Common stock repurchased as part of share repurchase program	(4,006)	—
Cash proceeds from stock plans	511	308
NET CASH USED IN FINANCING ACTIVITIES	(1,716)	(6,736)

Net change in cash and cash equivalents	219	(6,887)
Cash and cash equivalents, beginning of period	186	9,648
Cash and cash equivalents, end of period	$405	$2,761
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 15, 2022.
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
2.Recent Accounting Pronouncements and Developments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investments in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Topic 326 was originally effective as of January 1, 2020, although in November 2019, the FASB delayed the effective date until fiscal years beginning after December 15, 2022 for SEC filers eligible as of the FASB's deferral date to be smaller reporting companies under the SEC’s definition. The Company qualified as a smaller reporting company in November 2019 when the FASB delayed the effective date of Topic 326. Early adoption is permitted. The Company is currently evaluating the impact of Topic 326 on its consolidated balance sheets, statements of operations, statements of cash flows and related disclosures.
3.Business Combinations
Acquisitions Accounted for Using the Purchase Method
On January 31, 2021, the Company acquired the business and the majority of the assets of FilAMed, a privately-held biomedical services company based in Bakersfield, California. In becoming a part of the Company’s Durable Medical Equipment Services ("DME Services") segment, this acquisition supplements the Company's existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.
On April 18, 2021, the Company acquired the business and substantially all of the assets of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company based in Mesquite, Texas. OB Healthcare specializes in on-site repair, preventative maintenance, and device physical inventory management to hospitals and healthcare systems nationwide. The acquisition further develops and expands InfuSystem’s DME Services segment and complements the Company’s purchase of FilAMed.

The results of operations for FilAMed and OB Healthcare are included in the Company’s consolidated statements of operations from the respective closing dates.
Final Purchase Price Allocation
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

The amount of acquisition costs for both transactions was less than $0.1 million for the three months ended March 31, 2021 and was included in general and administrative expenses.
The Company fully paid all consideration for FilAMed as of December 31, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with subsequent cash payments totaling $0.4 million during the year ended December 31, 2021 and had an additional estimated amount due to the seller for contingent consideration of $0.8 million, which was recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement, as amended, required the Company to pay OB Healthcare $0.8 million if certain written contracts were executed. As of March 31, 2022, the Company had a $0.8 million remaining liability relating to this acquisition. However, the requirement under the contingent consideration arrangement was satisfied on April 28, 2022, and the Company paid the remaining payment shortly thereafter.

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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of January 1, 2021. The pro forma financial information for the three months ended March 31, 2021 was adjusted by less than $0.1 million for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three months ended March 31, 2021 (in thousands):

Three months ended
March 31, 2021
Revenue	$24,679
Net income	$639

4.Revenue Recognition
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended March 31,
	2022		2021
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$13,368	50.0%	$12,794	52.3%
Direct Payer Rentals	7,962	29.7%	7,398	30.2%
Product Sales	3,744	14.0%	3,583	14.7%
Services	1,689	6.3%	688	2.8%

Total	$26,763	100.0%	$24,463	100.0%
Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. For the three months ended March 31, 2022, $3.2 million and $4.8 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended March 31, 2021, $3.1 million and $4.3 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended March 31, 2022, $0.1 million and $3.6 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the three months ended March 31, 2021, all Product Sales were entirely attributed to the DME Services segment. For the three months ended March 31, 2022 and 2021, all Services revenues were entirely attributed to the DME Services segment.
5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Medical equipment for sale or rental	$2,031	$1,788
Medical equipment for sale or rental - pump reserve	(44)	(46)
Medical equipment for sale or rental - net	1,987	1,742

Medical equipment in rental service	92,630	91,891
Medical equipment in rental service - pump reserve	(1,246)	(1,074)
Accumulated depreciation	(52,271)	(50,946)
Medical equipment in rental service - net	39,113	39,871

Total	$41,100	$41,613
Depreciation expense for medical equipment for the three months ended March 31, 2022 was $2.4 million, compared to $2.3 million for the same prior year period. This expense was recorded in “cost of revenues” for each period.

6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$4,924	$(2,703)	$2,221	$4,812	$(2,528)	$2,284
Automobiles	110	(104)	6	110	(103)	7
Leasehold improvements	3,449	(1,301)	2,148	3,444	(1,212)	2,232

Total	$8,483	$(4,108)	$4,375	$8,366	$(3,843)	$4,523
Depreciation expense for property and equipment for the three months ended March 31, 2022 was $0.3 million, compared to $0.2 million for the same prior year period. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the three months ended March 31, 2022 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2021	$3,710
Goodwill acquired	—
Balance as of March 31, 2022	$3,710

(a) The ITS segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(32,033)	6,801	38,834	(31,401)	7,433
Non-competition agreements	472	(90)	382	472	(67)	405
Unpatented technology	943	(157)	786	943	(123)	820
Software	11,530	(11,280)	250	11,530	(11,258)	272

Total nonamortizable and amortizable intangible assets	$53,802	$(43,583)	$10,219	$53,802	$(42,872)	$10,930
Amortization expense for the three months ended March 31, 2022 was $0.7 million, compared to $1.0 million for the same prior year period. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of March 31, 2022 is as follows (in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total

Amortization expense	$1,783	$990	$990	$810	$524	$3,122	$8,219
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
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million that matures on February 5, 2026. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).
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
On February 5, 2021, in connection with the execution and closing of the 2021 Credit Agreement, the Company, along with its wholly owned subsidiaries as borrowers, terminated the 2015 Credit Agreement. All outstanding loans under the 2015 Credit Agreement were repaid and all liens under the 2015 Credit Agreement were released, except that a letter of credit originally issued under the 2015 Credit Agreement in the amount of approximately $0.8 million was transferred to the 2021 Credit Agreement.
The 2021 Credit Agreement was accounted for as a debt modification. As of March 31, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability, which is being paid off monthly over the term of the lease. The balance of other financing as of March 31, 2022 was $0.2 million.

As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	March 31, 2022	December 31, 2021

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(35,000)	(32,974)
Letter of credit	(600)	(600)
Availability on Revolving Facility	$39,400	$41,426
The Company had future maturities of its long-term debt as of March 31, 2022 as follows (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$35,000	$35,000
Other financing	230	—	—	—	—	230
Total	$230	$—	$—	$—	$35,000	$35,230
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	March 31, 2022			December 31, 2021
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$35,000	$35,000	$—	$32,974	$32,974
Other financing	230	—	230	423	—	423
	230	35,000	35,230	423	32,974	33,397
Unamortized value of debt issuance costs	(74)	(208)	(282)	(74)	(226)	(300)
Total	$156	$34,792	$34,948	$349	$32,748	$33,097
As of March 31, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at March 31, 2022 was 2.37% (LIBO of 0.37% plus 2.00%). The actual ABR loan rate at March 31, 2022 was 4.25% (lender’s prime rate of 3.25% plus 1.00%).
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
The tables below present the location and gross fair value amounts of our derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	March 31, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$1,260

	December 31, 2021
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$355

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended March 31,
	2022	2021
Gain on cash flow hedges - interest rate swaps
Beginning balance	$268	$—
Unrealized gain recognized in AOCI	877	148
Amounts reclassified to interest expense (a)(b)	28	10
Tax provision	(218)	—
Ending balance	$955	$158

(a) Positive amounts represented interest expense. Total interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2022 and 2021 were $0.3 million and $0.3 million, respectively.

(b) As of March 31, 2022, $0.2 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2022 and 2021, respectively.
10.Income Taxes
The Company recorded a benefit from income taxes of $0.5 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. The income tax benefit during 2022 relates principally to a pre-tax loss whereas the benefit during 2021 relates to excess tax benefits on exercises of stock options and vesting of restricted stock during the period. Other differences in the effective tax rate include the estimate of the Company’s annual state and local taxes and taxes relating to its foreign operations in Canada.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. Under the CARES Act, the Company deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which was included in other liabilities. The $0.7 million balance of the deferred Social Security taxes was expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively. In December 2021, the Company made the first of these two equal annual installment payments. As of March 31, 2022, the remaining balance of approximately $0.3 million is included in other liabilities.
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
12.(Loss) Earnings Per Share
Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended March 31,
Numerator (in thousands):	2022	2021
Net (loss) income	$(368)	$661
Denominator:
Weighted average common shares outstanding:
Basic	20,609,372	20,338,160
Dilutive effect of common stock equivalents	—	1,599,479
Diluted	20,609,372	21,937,639
Net (loss) income per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
For the three months ended March 31, 2022, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the period and therefore are not included in the calculation. For the three months ended March 31, 2021, less than 0.1 million of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2022, the Company had repurchased approximately $4.6 million, or 343,514 shares, of the Company's outstanding common stock under the Share Repurchase Program.

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
The components of lease costs for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$329	$348
Variable lease cost	74	57
Total lease cost	$403	$405
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$359	$375

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$281
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2022	2021

	Years	Years
Weighted average remaining lease term:	6.2	6.6

	Rate	Rate
Weighted average discount rate:	7.6%	7.7%

Future maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

Operating Leases
2022	$869
2023	1,065
2024	1,060
2025	1,029
2026	941
2027 and thereafter	1,783
Total undiscounted lease payments	6,747
Less: Imputed interest	(2,374)
Total lease liabilities	$4,373
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
The financial information summarized below is presented by reportable segment for the three months ended March 31, 2022 and 2021:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$16,641	$10,122	$—	$26,763
Net revenues - internal	—	1,488	(1,488)	—
Total net revenues	16,641	11,610	(1,488)	26,763
Gross profit	10,738	4,629	—	15,367

Selling, general and administrative expenses			15,892	15,892
Interest expense			(277)	(277)
Other expense			(28)	(28)
Benefit from income taxes			462	462

Net loss				$(368)

Total assets	$61,991	$34,246	$2,000	$98,237
Purchases of medical equipment	$1,511	$1,420	$—	$2,931
Depreciation and amortization of intangible assets	$2,398	$1,018	$—	$3,416

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$15,911	$8,552	$—	$24,463
Net revenues - internal	—	1,446	(1,446)	—
Total net revenues	15,911	9,998	(1,446)	24,463
Gross profit	10,003	4,573	—	14,576

Selling, general and administrative expenses			13,703	13,703
Interest expense			(322)	(322)
Other expense			(69)	(69)
Benefit from income taxes			179	179

Net income				$661

Total assets	$62,508	$26,079	$2,000	$90,587
Purchases of medical equipment	$1,621	$715	$—	$2,336
Depreciation and amortization of intangible assets	$2,696	$874	$—	$3,570
15.COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. During the three months ended March 31, 2022, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. The impacts included scattered restrictions on elective surgeries and delayed ramp-up in treatment volumes for new customers, both of which unfavorably impacted the Pain Management business, and restricted physical access to our customers facilities, which unfavorably impacted both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three months ended March 31, 2022, beyond this delay to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Partner (CHAP) while First Biomedical, Inc., a wholly-owned subsidiary of the Company, is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and also ISO 13485 certified at our Bakersfield, California location.
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
Integrated Therapy Services (“ITS”) Segment
Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the primary goals for the ITS segment is to expand into treatment of other types of cancers. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the "FDA"), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
Furthermore, our Oncology Business focuses mainly on the continuous infusion of chemotherapy. Continuous infusion of chemotherapy can be described as the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The 2015 National Comprehensive Cancer Network ("NCCN") Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.
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
•Negative Pressure Wound Therapy (“NPWT”) - NPWT includes providing the Durable Medical Equipment and related consumables, overseeing logistics, providing biomedical services, and managing third-party billing of the U.S. home healthcare market, which as a subset of the broader NPWT market, has an estimated addressable home healthcare market of $600 million per year.
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
Durable Medical Equipment Services (“DME Services”) Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our recent acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 supplements the

Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. Our recent acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment by extending our existing biomedical service capability into our customer's locations. OB Healthcare complements the Company’s purchase of FilAMed.
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. During the three months ended March 31, 2022, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. The impacts included scattered restrictions on elective surgeries and delayed ramp-up in treatment volumes for new customers, both of which unfavorably impacted the Pain Management business, and restricted physical access to our customers facilities, which unfavorably impacted both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three months ended March 31, 2022, beyond this delay to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following represents the Company’s results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021	Better (Worse)

Net revenues:
ITS	$16,641	$15,911	$730
DME Services (inclusive of inter-segment revenues)	11,610	9,998	1,612
Less: elimination of inter-segment revenues	(1,488)	(1,446)	(42)
Total	26,763	24,463	2,300
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,738	10,003	735
DME Services	4,629	4,573	56
Total	15,367	14,576	791

Selling, general and administrative expenses
Provision for doubtful accounts	47	(70)	(117)
Amortization of intangibles	710	1,043	333
Selling and marketing	3,319	2,376	(943)
General and administrative	11,816	10,354	(1,462)
Total selling, general and administrative expenses	15,892	13,703	(2,189)

Operating (loss) income	(525)	873	(1,398)

Other expense	(305)	(391)	86

(Loss) income before income taxes	(830)	482	(1,312)
Benefit from) income taxes	462	179	283

Net (loss) income	$(368)	$661	$(1,029)

Net (loss) income per share
Basic	$(0.02)	$0.03	$(0.05)
Diluted	$(0.02)	$0.03	$(0.05)
Weighted average shares outstanding:
Basic	20,609,372	20,338,160	271,212
Diluted	20,609,372	21,937,639	(1,328,267)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended March 31, 2022 (“first quarter of 2022”) were $26.8 million, an increase of $2.3 million, or 9.4%, compared to $24.5 million for the quarter ended March 31, 2021 (“first quarter of 2021”). The increase included higher net revenues for both the ITS and DME Services segments.

ITS
ITS net revenue of $16.6 million increased $0.7 million, or 4.6%, during the first quarter of 2022 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in all three therapies including Oncology, Pain Management and NPWT, and improved third party payer collections on billings. Pain Management net revenue for the first quarter of 2022 increased slightly as compared to the prior year first quarter due to additional sites of care added over the last year offset partially by decreased patient volume related to COVID-19 market impacts. NPWT net revenues increased due to higher treatment volume and from the sale of equipment under lease contracts for the first time since the therapy was launched. We expect NPWT equipment sales to create new opportunities for patient treatment referrals in future periods.
DME Services
DME Services net revenue of $10.1 million increased $1.6 million, or 18.4%, during the first quarter of 2022 as compared to the prior year period. This increase was mainly due to $1.0 million in additional net revenues contributed by the FilAMed and OB Healthcare businesses, which we acquired during the first and second quarters of 2021, respectively. Other net revenue increases included higher equipment rental and disposable medical supplies revenue, which increased by $0.5 million and $0.2 million, respectively. These increases were partially offset by lower equipment sales.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the first quarter of 2022 of $15.4 million increased $0.8 million, or 5.4%, from $14.6 million for the first quarter of 2021. The increase was driven by the increase in net revenues offset partially by a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin was 57.4% during the first quarter of 2022 as compared to 59.6% during the prior year, a decrease of 2.2%. Decreased gross margin for the DME Services segment was partially offset by an increase in gross margin for the ITS segment.
ITS
ITS gross profit was $10.7 million during the first quarter of 2022, representing an increase of $0.7 million compared to the prior year. The improvement reflected an increase in net revenues, as well as a higher gross margin, which increased from the prior year by 1.6% to 64.5%. The higher gross margin was the result of a more normalized expense for missing equipment for the first quarter of 2022, which was unusually high during the first quarter of 2021, and improved collections on billings.
DME Services
DME Services gross profit during the first quarter of 2022 was $4.6 million, representing an increase of $0.1 million, or 1.2%, compared to the prior year. This increase was due to the increase in net revenues offset partially by a lower gross margin. The DME gross margin was 45.7% during the current quarter, which was 7.8% lower than the prior year. This decrease was the result of an increase in labor costs related to an increase in biomedical technicians. The increase in biomedical technician labor, which totaled $0.7 million, resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. These newly hired team members mainly spent their time training during the period but will be deployed to support higher demand and related revenue volumes in future quarters.
Selling and Marketing Expenses
Selling and marketing expenses for the first quarter of 2022 were $3.3 million, representing an increase of $0.9 million, or 39.7%, as compared to the first quarter of 2021. Selling and marketing expenses as a percentage of net revenues increased to 12.4% compared to 9.7% for the prior year. This increase reflected $0.6 million in higher expenses for NPWT and Pain Management dedicated sales personnel hired during the 2021 second quarter and increased digital marketing expenses. The additional sales team members and digital marketing expenses represent a strategic investment to accelerate revenue growth for these therapies in future periods and the expense included in selling and marketing is a portion of an overall expense increase of $1.0 million incurred during the first quarter of 2022 associated with this initiative. The remainder of the expense increase totaling $0.4 million is included in general and administrative expense. The remaining increase in selling and marketing expenses totaling $0.3 million reflected higher marketing expenses related to our national sales meeting which was held in-person for the first time since the outbreak of COVID-19, increased participation in trade shows and other increased expenses. Selling and marketing expenses consists of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the first quarter of 2022 were $11.8 million, an increase of 14.1% from $10.4 million for the first quarter of 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.5 million was due to $0.4 million in additional expenses related to the investments in NPWT and Pain Management, $0.1 million of additional G&A expenses for the FilAMed and OB Healthcare businesses and higher travel expenses and other increases including higher personnel, healthcare and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $0.6 million. G&A expenses as a percentage of net revenues for the first quarter of 2022 increased to 44.2% compared to 42.3% for the same prior year period, mainly reflecting the year-over-year increases partially offset by improved net revenue leverage over fixed costs.
Other Expenses
During the first quarter of 2022, other expense included interest expense of $0.3 million, which was slightly lower than interest expense for the first quarter of 2021. This decrease resulted from lower average outstanding debt balances offset by higher weighted average interest rates and additional commitment fees on a higher unused revolving line availability during the first quarter of 2022 as compared to the first quarter of 2021.
Benefit From Income Taxes
During the first quarter of 2022, the Company recorded a benefit from income taxes totaling $0.5 million representing an effective tax rate of 55.7% on a pre-tax loss of $0.8 million. This effective tax rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.
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
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger, and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015 (the “2015 Credit Agreement”). See Note 8 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and 2015 Credit Agreement.
The following table summarizes our available liquidity (in millions):

Liquidity
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$0.4	0.2
Revolving line of credit	39.4	41.4
Available liquidity	$39.8	41.6
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available to meet our liquidity requirements for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs, including our long-term lease obligations discussed above in Note 13 (Leases) in the notes to the accompanying unaudited condensed consolidated financial statements. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") as of the applicable balance sheet date (in thousands):

	March 31, 2022	December 31, 2021
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(35,000)	(32,974)
Letters of credit	(600)	(600)
Availability on Revolving Facility	$39,400	$41,426
As of March 31, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at March 31, 2022 was 2.37% (LIBO of 0.37% plus 2.00%). The actual ABR loan rate at March 31, 2022 was 4.25% (lender’s prime rate of 3.25% plus 1.00%). As of March 31, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.
As of March 31, 2022, the Company had repurchased approximately $4.6 million, or 343,514 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Three Months Ended March 31,
In millions	2022	2021	2021 vs. 2020
Net cash provided by operating activities	$4.1	$2.7	$1.4
Net cash used in investing activities	$(2.1)	$(2.8)	$0.7
Net cash used in financing activities	$(1.7)	$(6.7)	$5.0
Operating Cash Flow. Net cash provided by operating activities for the first quarter of 2022 was $4.1 million compared to $2.7 million for the first quarter of 2021. This $1.4 million, or 53.8%, increase was primarily attributable to the positive cash flow effect of a swing from $3.7 million in cash being used to fund increased working capital amounts during the first quarter of 2021 to cash being provided by reduced working capital amounts during the first quarter of 2022 of $0.3 million for a net improvement in cash flow totaling $4.1 million. This amount was partially offset by a decrease in net income adjusted for non-cash items of $3.7 million during the first quarter of 2022 as compared to $6.4 million during the first quarter of 2021, a decrease of $2.7 million. During 2022, cash received from net lower working capital balances included a $1.3 million increase in accounts receivable, a $0.1 million decrease in inventory and a $1.6 million increase in accounts payable and accrued liabilities. In 2021, investments in working capital balances included a $0.4 million increase in accounts receivable, a $0.2 million increase in inventories and a $2.9 million decrease in accounts payable and accrued liabilities.
The $1.3 million increase in accounts receivable during the first three-month period of 2022 as compared to the $0.4 million increase during the same prior year period was mainly due to a sequential quarterly growth in net revenues for the first three-month period of 2022 as compared to a sequential quarterly decrease in net revenues for the first three-month period of 2021. Accounts payable and other liabilities, net of capital items, increased by $1.6 million during the first three-month period of 2022, and decreased by $2.9 million during the first three-month period of 2021, a $4.5 million favorable cash flow swing, mainly due to a reduction in the amount paid in 2022 for the 2021 short-term incentive bonus plan as compared to the amount paid in 2021 for the 2020 short-term incentive bonus plan.
Investing Cash Flow. Net cash used in investing activities was $2.1 million for the first three-month period of 2022 compared to $2.8 million for the first three-month period of 2021, a decrease of $0.7 million. The decrease was due to the acquisition of FilAMed totaling $1.2 million during the first three-month period of 2021. There were no acquisitions during 2022. This amount was partially offset by an increase in cash used to purchase medical equipment of $0.6 million. Purchases of medical equipment were higher during 2022 due to an increase in expected future growth during the current year as compared to 2021.
Financing Cash Flow. Net cash used in financing activities for the three-month period of 2022 was $1.7 million compared to $6.7 million for the first three-month period of 2021. Amounts of cash used in financing activities during the first three-month period of 2022 included net revolving line of credit borrowings under the 2021 Credit Agreement totaling $2.0 million, $0.2 million in principal payments on our other financing and $4.0 million to buy back the Company's common stock. These amounts were partially offset by cash proceeds from employee stock option exercises totaling $0.5 million. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing. Other cash used in financing activities for the first three-month period of 2021 included a $3.1 million net reduction in outstanding borrowings under the 2015 Credit Agreement, which included amortization installments on term notes totaling $5.8 million, debt issuance costs totaling $0.4 million and cash used to repurchase shares to satisfy statutory withholding on employee stock based compensation totaling $0.6 million. These amounts were partially offset by $2.7 million in borrowings under an equipment line of credit and $0.3 million in cash proceeds from employee stock option exercises.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.
As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic. However, the future effects of this pandemic or any resurgence thereof on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after March 31, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three months ended March 31, 2022. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of March 31, 2022 and December 31, 2021, respectively.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three months ended March 31, 2022 and 2021, respectively.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. The Company's 2021 Credit Agreement, discussed in Note 8 to the condensed consolidated financial statements, and the Company's interest rate swap agreements, discussed in Note 9 to the condensed consolidated financial statements, are indexed to USD LIBOR and management is monitoring this activity and evaluating the related risks.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1, 2022 through January 31, 2022	79,625	$15.69	76,297	$18,245,811
February 1, 2022 through February 28, 2022	177,071	$12.69	177,071	$15,999,030
March 1, 2022 through March 31, 2022	56,677	$9.85	56,677	$15,440,579
Total	313,373	$12.94	310,045
(a) Of the 313,373 shares of common stock presented in the table above, 3,328 shares were originally granted to employees and directors as restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to our stock plans, the 3,328 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2022, the Company had repurchased 343,514 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* **	Filed herewith Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 5, 2022	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)