Form 10-Q
period 2022-06-30
InfuSystem Holdings, Inc
filed 2022-08-04
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2022, 20,694,814 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$311	$186
Accounts receivable, net	15,839	15,405
Inventories	4,876	3,939
Other current assets	1,936	2,535

Total current assets	22,962	22,065
Medical equipment for sale or rental	2,278	1,742
Medical equipment in rental service, net of accumulated depreciation	39,581	39,871
Property & equipment, net of accumulated depreciation	4,310	4,523
Goodwill	3,710	3,710
Intangible assets, net	9,509	10,930
Operating lease right of use assets	4,718	4,241
Deferred income taxes	10,191	10,033
Other assets	1,558	471

Total assets	$98,817	$97,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,434	$7,862
Current portion of long-term debt	—	349
Other current liabilities	4,991	4,685

Total current liabilities	14,425	12,896
Long-term debt, net of current portion	33,687	32,748
Operating lease liabilities, net of current portion	4,208	3,670

Total liabilities	52,320	49,314

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,694,814 shares issued and outstanding as of June 30, 2022 and 20,699,546 shares issued and outstanding as of December 31, 2021	2	2
Additional paid-in capital	104,146	101,905
Accumulated other comprehensive income	1,140	268
Retained deficit	(58,791)	(53,903)

Total stockholders’ equity	46,497	48,272

Total liabilities and stockholders’ equity	$98,817	$97,586
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$27,042	$24,834	$53,805	$49,297
Cost of revenues	12,141	9,784	23,537	19,671
Gross profit	14,901	15,050	30,268	29,626

Selling, general and administrative expenses:
Provision for doubtful accounts	(41)	(39)	6	(109)
Amortization of intangibles	711	1,096	1,421	2,139
Selling and marketing	3,083	2,680	6,402	5,056
General and administrative	10,941	10,617	22,757	20,971

Total selling, general and administrative	14,694	14,354	30,586	28,057

Operating income (loss)	207	696	(318)	1,569
Other expense:
Interest expense	(314)	(317)	(591)	(639)
Other expense	(30)	(37)	(58)	(106)

(Loss) Income before income taxes	(137)	342	(967)	824
(Provision for) benefit from income taxes	(27)	478	435	657
Net (loss) income	$(164)	$820	$(532)	$1,481
Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.03)	$0.07
Diluted	$(0.01)	$0.04	$(0.03)	$0.07
Weighted average shares outstanding:
Basic	20,583,928	20,487,845	20,596,580	20,413,416
Diluted	20,583,928	22,065,486	20,596,580	22,017,455

Comprehensive income:
Net (loss) income	$(164)	$820	$(532)	$1,481
Other comprehensive income:
Unrealized gain (loss) on hedges	244	(106)	1,149	52
Provision for income tax on unrealized hedge gain	(59)	(13)	(277)	(13)
Net comprehensive income	$21	$701	$340	$1,520
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at March 31, 2021	23,915	$2	$86,163	$(43,374)	$158	(3,518)	$—	$42,949
Stock-based shares issued upon vesting - gross	180	—	254	—	—	—	—	254
Stock-based compensation expense	—	—	1,372	—	—	—	—	1,372
Employee stock purchase plan	16	—	—	—	—	—	—	—
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(27)	—	(576)	—	—	—	—	(576)
Other comprehensive loss	—	—	—	—	(119)	—	—	(119)
Net income	—	—	—	820	—	—	—	820
Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$—	$44,700

Balances at March 31, 2022	20,540	$2	$103,373	$(58,277)	$955	—	$—	$46,053
Stock-based shares issued upon vesting - gross	263	—	234	—	—	—	—	234
Stock-based compensation expense	—	—	1,123	—	—	—	—	1,123
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(69)	—	(584)	—	—	—	—	(584)
Common stock repurchased as part of share repurchase program	(39)	—	—	(350)	—	—	—	(350)
Other comprehensive income	—	—	—	—	185	—	—	185
Net loss	—	—	—	(164)	—	—	—	(164)
Balances at June 30, 2022	20,695	$2	$104,146	$(58,791)	$1,140	—	$—	$46,497

Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$—	(3,518)	$—	$40,752
Stock-based shares issued upon vesting - gross	309	—	393	—	—	—	—	393
Stock-based compensation expense	—	—	3,007	—	—	—	—	3,007
Employee stock purchase plan	16	—	169	—	—	—	—	169
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(57)	—	(1,141)	—	—	—	—	(1,141)
Other comprehensive income	—	—	—	—	39	—	—	39
Net income	—	—	—	1,481	—	—	—	1,481
Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$—	$44,700

Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
Stock-based shares issued upon vesting - gross	388	—	473	—	—	—	—	473
Stock-based compensation expense	—	—	2,170	—	—	—	—	2,170
Employee stock purchase plan	28	—	236	—	—	—	—	236
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(72)	—	(638)	—	—	—	—	(638)
Common stock repurchased as part of share repurchase program	(349)	—	—	(4,356)	—	—	—	(4,356)
Other comprehensive income	—	—	—	—	872	—	—	872
Net loss	—	—	—	(532)	—	—	—	(532)
Balances at June 30, 2022	20,695	$2	$104,146	$(58,791)	$1,140	—	$—	$46,497
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021

OPERATING ACTIVITIES
Net (loss) income	$(532)	$1,481
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	6	(109)
Depreciation	5,395	5,090
Loss on disposal of and reserve adjustments for medical equipment	1,101	640
Gain on sale of medical equipment	(883)	(375)
Amortization of intangible assets	1,421	2,139
Amortization of deferred debt issuance costs	37	114
Stock-based compensation	2,170	3,007
Deferred income taxes	(435)	(658)
Changes in assets - (increase)/decrease:
Accounts receivable	(924)	(329)
Inventories	(937)	(647)
Other current assets	599	138
Other assets	(19)	(70)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	2,496	(1,607)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,495	8,814

INVESTING ACTIVITIES
Acquisition of business	—	(7,490)
Purchase of medical equipment	(6,669)	(4,943)
Purchase of property and equipment	(336)	(334)
Proceeds from sale of medical equipment, property and equipment	2,081	1,503
NET CASH USED IN INVESTING ACTIVITIES	(4,924)	(11,264)

FINANCING ACTIVITIES
Principal payments on long-term debt	(20,665)	(53,982)
Cash proceeds from long-term debt	21,218	47,913
Debt issuance costs	—	(386)
Cash payment of contingent consideration	(750)	—
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(639)	(1,141)
Common stock repurchased as part of share repurchase program	(4,356)	—
Cash proceeds from stock plans	746	562
NET CASH USED IN FINANCING ACTIVITIES	(4,446)	(7,034)

Net change in cash and cash equivalents	125	(9,484)
Cash and cash equivalents, beginning of period	186	9,648
Cash and cash equivalents, end of period	$311	$164
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
3.Business Combinations
Acquisitions Accounted for Using the Purchase Method
On January 31, 2021, the Company acquired the business and the majority of the assets of FilAMed, a privately-held biomedical services company based in Bakersfield, California. In becoming part of the Company's Durable Medical Equipment Services ("DME Services") segment, this acquisition supplements the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.
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

	FilAMed	OB Healthcare	Total Consideration
Cash	$1,400	$6,250	$7,650
Working capital, paid in cash	—	325	325
Contingent consideration, paid in cash	—	750	750
Total - consideration	$1,400	$7,325	$8,725

	FilAMed	OB Healthcare	Total Acquisition Date Fair Value
Accounts receivable	$—	$725	$725
Inventories	74	—	74
Medical equipment held for sale or rental	40	—	40
Property and equipment	102	59	161
Intangible assets	1,015	3,000	4,015
Goodwill	169	3,541	3,710
Operating lease right of use assets	281	7	288
Operating lease liabilities	(281)	(7)	(288)
Total - purchase price	$1,400	$7,325	$8,725

The amount of acquisition costs for both transactions was $0.1 million for the six months ended June 30, 2021 and was included in general and administrative expenses.
The Company fully paid all consideration for FilAMed as of December 31, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with subsequent cash payments of $0.4 million during the year ended December 31, 2021 and had an additional estimated amount due to the seller for contingent consideration of $0.8 million, which was recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement, as amended, required the Company to pay OB Healthcare $0.8 million if certain written contracts were executed. As of June 30, 2022, the requirement under the contingent consideration arrangement had been satisfied and the Company had made the required payment.

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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of January 1, 2021. The pro forma financial information for the three and six months ended June 30, 2021 has been adjusted by $0.1 million for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue	$25,388	$50,067
Net income	$1,001	$1,641

4.Revenue Recognition
The following tables present the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,
	2022		2021
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$13,896	51.4%	$13,130	52.9%
Direct Payer Rentals	7,982	29.5%	7,253	29.2%
Product Sales	3,662	13.5%	3,350	13.5%
Services	1,502	5.6%	1,101	4.4%

Total	$27,042	100.0%	$24,834	100.0%

	Six Months Ended June 30,
	2022		2021
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$27,264	50.7%	$25,924	52.6%
Direct Payer Rentals	15,944	29.6%	14,651	29.7%
Product Sales	7,406	13.8%	6,933	14.1%
Services	3,191	5.9%	1,789	3.6%

Total	$53,805	100.0%	$49,297	100.0%
Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Services revenues are entirely attributed to the DME Services segment. For the three months ended June 30, 2022, $3.4 million and $4.6 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended June 30, 2021, $3.2 million and $4.1 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended June 30, 2022, less than $0.1 million and $3.7 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the three months ended June 30, 2021, all Product Sales were entirely attributed to the DME Services segment.
For the six months ended June 30, 2022, $6.5 million and $9.4 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the six months ended June 30, 2021, $6.3 million and $8.4 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the six months ended June 30, 2022, $0.1 million and $7.3 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the six months ended June 30, 2021, all Product Sales were entirely attributed to the DME Services segment.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Medical equipment for sale or rental	$2,322	$1,788
Medical equipment for sale or rental - pump reserve	(44)	(46)
Medical equipment for sale or rental - net	2,278	1,742

Medical equipment in rental service	95,580	91,891
Medical equipment in rental service - pump reserve	(1,968)	(1,074)
Accumulated depreciation	(54,031)	(50,946)
Medical equipment in rental service - net	39,581	39,871

Total	$41,859	$41,613
Depreciation expense for medical equipment for the three and six months ended June 30, 2022 was $2.5 million and $4.9 million, respectively, compared to $2.3 million and $4.6 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the current period, the Company changed its estimate for missing pumps by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of June 30, 2022 and increased its cost of sales for the three and six months ended June 30, 2022, respectively, by $0.5 million.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$5,130	$(2,883)	$2,247	$4,812	$(2,528)	$2,284
Automobiles	110	(105)	5	110	(103)	7
Leasehold improvements	3,449	(1,391)	2,058	3,444	(1,212)	2,232

Total	$8,689	$(4,379)	$4,310	$8,366	$(3,843)	$4,523
Depreciation expense for property and equipment for the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively, compared to $0.3 million and $0.5 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the six months ended June 30, 2022 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2021	$3,710
Goodwill acquired	—
Balance as of June 30, 2022	$3,710

(a) The ITS segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(32,665)	6,169	38,834	(31,401)	7,433
Non-competition agreements	472	(114)	358	472	(67)	405
Unpatented technology	943	(191)	752	943	(123)	820
Software	11,530	(11,300)	230	11,530	(11,258)	272

Total nonamortizable and amortizable intangible assets	$53,802	$(44,293)	$9,509	$53,802	$(42,872)	$10,930
Amortization expense for the three and six months ended June 30, 2022 was $0.7 million and $1.4 million, respectively, compared to $1.1 million and $2.1 million for the same prior year periods, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2022 is as follows (in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total

Amortization expense	$1,073	$990	$990	$810	$524	$3,122	$7,509
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
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million, that matures on February 5, 2026. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit facility dated March 23, 2015 (the “2015 Credit Agreement”).
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
The 2021 Credit Agreement was accounted for as a debt modification. As of June 30, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received had been classified as an other financing liability. As of June 30, 2022, all amounts owed under this arrangement had been paid.

As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	June 30, 2022	December 31, 2021

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(33,950)	(32,974)
Letter of credit	(600)	(600)
Availability on Revolving Facility	$40,450	$41,426
The Company had future maturities of its long-term debt as of June 30, 2022 as follows (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$33,950	$33,950
Total	$—	$—	$—	$—	$33,950	$33,950
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2022			December 31, 2021
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$33,950	$33,950	$—	$32,974	$32,974
Other financing	—	—	—	423	—	423
	—	33,950	33,950	423	32,974	33,397
Unamortized value of debt issuance costs	—	(263)	(263)	(74)	(226)	(300)
Total	$—	$33,687	$33,687	$349	$32,748	$33,097
As of June 30, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.25% to 3.00% for Eurodollar Loans and 1.25% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at June 30, 2022 was 3.62% (LIBO of 1.37% plus 2.25%). The actual ABR loan rate at June 30, 2022 was 4.75% (lender’s prime rate of 3.50% plus 1.25%).
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	June 30, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$1,504

	December 31, 2021
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$355

The tables below present the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended June 30,
	2022	2021
Gain on cash flow hedges - interest rate swaps
Beginning balance	$955	$158
Unrealized gain/(loss) recognized in AOCI	246	(137)
Amounts reclassified to interest expense (a)	(2)	31
Tax provision	(59)	(13)
Ending balance	$1,140	$39

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for both of the three months ended June 30, 2022 and 2021 was $0.3 million.

	Six Months Ended June 30,
	2022	2021
Gain on cash flow hedges - interest rate swaps
Beginning balance	$268	$—
Unrealized gain recognized in AOCI	1,123	11
Amounts reclassified to interest expense (a) (b)	26	41
Tax provision	(277)	(13)
Ending balance	$1,140	$39

(a) Positive amounts represented interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for both of the six months ended June 30, 2022 and 2021 was $0.6 million.

(b) As of June 30, 2022, $0.5 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three or six months ended June 30, 2022.
10.Income Taxes
During the three and six months ended June 30, 2022, the Company recorded a provision for income taxes of less than $0.1 million and a benefit from income taxes of $0.4 million, respectively. The income tax benefit for the six months ended June 30, 2022, relates principally to the Company's pre-tax losses during the period and also includes a benefit from excess tax benefits on exercises of stock options and vesting of restricted stock during the period. For the three and six months ended June 30, 2021, the Company recorded a benefit from income taxes of $0.5 million and $0.7 million, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. Under the CARES Act, the Company deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which was included in other liabilities. The $0.7 million balance of the deferred Social Security taxes was expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively. In December 2021, the Company made the first of these two equal annual installment payments. As of June 30, 2022, the remaining balance of approximately $0.3 million is included in other liabilities.
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
12.(Loss) Earnings Per Share
Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (in thousands):	2022	2021	2022	2021
Net (loss) income:	$(164)	$820	$(532)	$1,481
Denominator:
Weighted average common shares outstanding:
Basic	20,583,928	20,487,845	20,596,580	20,413,416
Dilutive effect of common stock equivalents	—	1,577,641	—	1,604,039
Diluted	20,583,928	22,065,486	20,596,580	22,017,455
Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.03)	$0.07
Diluted	$(0.01)	$0.04	$(0.03)	$0.07
For both the three and six months ended June 30, 2022, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the period and therefore are not included in the calculation. For the three and six months ended June 30, 2021, 0.2 million and 0.1 million, respectively, of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2022, the Company had repurchased and retired approximately $4.9 million, or 382,139 shares, of the Company's outstanding common stock under the Share Repurchase Program.
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
The components of lease costs for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$335	$348	$664	$696
Variable lease cost	80	58	154	115
Total lease cost	$415	$406	$818	$811

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$523	$720

Right of use assets obtained in exchange for lease obligations:
Operating leases	$18	$288

Increases to right of use assets resulting from lease modifications:
Operating leases	$1,050	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2022	2021

	Years	Years
Weighted average remaining lease term:	7.1	6.5

	Rate	Rate
Weighted average discount rate:	7.1%	7.7%
Future maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

Operating Leases
2022	$596
2023	1,159
2024	1,064
2025	1,033
2026	998
2027 and thereafter	2,841
Total undiscounted lease payments	7,691
Less: Imputed interest	(2,494)
Total lease liabilities	$5,197
14.Business Segment Information
The Company’s reportable segments are organized based on service platforms, with the ITS segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the DME Services segment reflecting lower margin product sales, direct payer rental and service revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.

The financial information summarized below is presented by reportable segment for the three months ended June 30, 2022 and 2021:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$17,244	$9,798	$—	$27,042
Net revenues - internal	—	1,762	(1,762)	—
Total net revenues	17,244	11,560	(1,762)	27,042
Gross profit	10,113	4,788	—	14,901

Selling, general and administrative expenses			14,694	14,694
Interest expense			(314)	(314)
Other expense			(30)	(30)
Provision for income taxes			(27)	(27)

Net loss				$(164)

Total assets	$62,310	$34,507	$2,000	$98,817
Purchases of medical equipment	$3,325	$413	$—	$3,738
Depreciation and amortization of intangible assets	$2,371	$1,029	$—	$3,400

2021
(in thousands)	ITS	DME Services	Corporate/Eliminations	Total

Net revenues - external	$16,334	$8,500	$—	$24,834
Net revenues - internal	—	1,598	(1,598)	—
Total net revenues	16,334	10,098	(1,598)	24,834
Gross profit	10,451	4,599	—	15,050

Selling, general and administrative expenses			14,354	14,354
Interest expense			(317)	(317)
Other expense			(37)	(37)
Benefit from income taxes			478	478

Net income				$820

Total assets	$60,876	$33,121	$2,000	$95,997
Purchases of medical equipment	$1,871	$736	$—	$2,607
Depreciation and amortization of intangible assets	$2,732	$927	$—	$3,659

The financial information summarized below is presented by reportable segment for the six months ended June 30, 2022 and 2021:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$33,885	$19,920	$—	$53,805
Net revenues - internal	—	3,250	(3,250)	—
Total net revenues	33,885	23,170	(3,250)	53,805
Gross profit	20,851	9,417	—	30,268

Selling, general and administrative expenses			30,586	30,586
Interest expense			(591)	(591)
Other expense			(58)	(58)
Benefit from income taxes			435	435

Net loss				$(532)

Total assets	$62,310	$34,507	$2,000	$98,817
Purchases of medical equipment	$4,836	$1,833	$—	$6,669
Depreciation and amortization of intangible assets	$4,769	$2,047	$—	$6,816

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$32,245	$17,052	$—	$49,297
Net revenues - internal	—	3,044	(3,044)	—
Total net revenues	32,245	20,096	(3,044)	49,297
Gross profit	20,454	9,172	—	29,626

Selling, general and administrative expenses			28,057	28,057
Interest expense			(639)	(639)
Other expense			(106)	(106)
Benefit from income taxes			657	657

Net income				$1,481

Total assets	$60,876	$33,121	$2,000	$95,997
Purchases of medical equipment	$3,492	$1,451	$—	$4,943
Depreciation and amortization of intangible assets	$5,428	$1,801	$—	$7,229
15.COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. Since the pandemic started, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. The impacts included scattered restrictions on elective surgeries, delayed ramp-up in treatment volumes for new customers and, mainly during 2022, reduced availability of disposable medical supplies, all of which unfavorably impacted the Pain Management business. Additionally, restricted physical access to our customers facilities, unfavorably impacted revenue growth initiatives for both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and six months ended June 30, 2022, beyond these delays to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions, rising inflation, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. Since the pandemic started, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. The impacts included scattered restrictions on elective surgeries, delayed ramp-up in treatment volumes for new customers and, mainly during 2022, reduced availability of disposable medical supplies, all of which unfavorably impacted the Pain Management business. Additionally, restricted physical access to our customers facilities, unfavorably impacted revenue growth initiatives for both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and six months ended June 30, 2022, beyond these delays to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following represents the Company’s results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	Better (Worse)

Net revenues:
ITS	$17,244	$16,334	$910
DME Services (inclusive of inter-segment revenues)	11,560	10,098	1,462
Less: elimination of inter-segment revenues	(1,762)	(1,598)	(164)
Total	27,042	24,834	2,208
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	10,113	10,451	(338)
DME Services	4,788	4,599	189
Total	14,901	15,050	(149)

Selling, general and administrative expenses
Provision for doubtful accounts	(41)	(39)	2
Amortization of intangibles	711	1,096	385
Selling and marketing	3,083	2,680	(403)
General and administrative	10,941	10,617	(324)
Total selling, general and administrative expenses	14,694	14,354	(340)

Operating income	207	696	(489)

Other expense	(344)	(354)	10

(Loss) income before income taxes	(137)	342	(479)
(Provision for) benefit from income taxes	(27)	478	(505)

Net (loss) income	$(164)	$820	$(984)

Net (loss) income per share:
Basic	$(0.01)	$0.04	$(0.05)
Diluted	$(0.01)	$0.04	$(0.05)
Weighted average shares outstanding:
Basic	20,583,928	20,487,845	96,083
Diluted	20,583,928	22,065,486	(1,481,558)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended June 30, 2022 (“second quarter of 2022”) were $27.0 million, an increase of $2.2 million, or 8.9%, compared to $24.8 million for the quarter ended June 30, 2021 (“second quarter of 2021”). The increase included higher net revenues for both the ITS and DME Services segments.

ITS
ITS net revenue of $17.2 million increased $0.9 million, or 5.6%, during the second quarter of 2022 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management and improved third party payer collections on billings. Pain Management net revenue increased by $0.2 million for the second quarter of 2022 as compared to the prior year second quarter due to additional sites of care added over the last year. The higher amount represented an increase of 25%.
DME Services
DME Services net revenue of $9.8 million (exclusive of inter-segment revenues) increased $1.3 million, or 15.3%, during the second quarter of 2022 as compared to the prior year period. This increase included an increase in revenues from equipment rentals totaling $0.6 million, or 15%, higher biomedical services revenue which increased by $0.4 million, or 36%, and an increase in sales of disposable medical supplies which increased by $0.2 million, or 10%. Increased rental revenue reflected increased market demand as customers looked to supplement their infusion pump fleets in the face of supply chain disruptions of disposable medical supplies used with certain model infusion pumps. The biomedical services revenue included initial amounts of revenue from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022. Revenue under the agreement, which was not significant during the second quarter of 2022, is expected to grow to approximately $10.0 to $12.0 million annually after an initial ramp-up period of approximately 15 months.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the second quarter of 2022 of $14.9 million decreased $0.1 million, or 1.0%, from $15.1 million for the second quarter of 2021. The decrease was driven by a lower gross profit percentage of net revenue ("gross margin") partially offset by the increase in net revenue. Gross margin was 55.1% during the second quarter of 2022 as compared to 60.6% during the prior year, a decrease of 5.5%. Gross margin decreased in both the DME Services and ITS segments.
ITS
ITS gross profit was $10.1 million during the second quarter of 2022, representing a decrease of $0.3 million compared to the prior year. The decrease reflected a lower gross margin, which decreased from the prior year by 5.3% to 58.6%, offset partially by an increase in net revenues. The lower gross margin was the result of a $0.8 million increase in the adjustment recorded for pump disposal expenses and $0.2 million higher pump maintenance expenses as compared to the prior year. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. The increase was mainly related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually high during the second quarter of 2022 due to the timing of when the services were performed.
DME Services
DME Services gross profit during the second quarter of 2022 was $4.8 million, representing an increase of $0.2 million, or 4.1%, compared to the prior year. This increase was due to an increase in net revenues partially offset by a lower gross margin. The DME gross margin was 48.9% during the current quarter, which was 5.2% lower than the prior year. This decrease was the result of gross margin mix associated with higher biomedical revenue, which has a lower gross margin percentage than other business lines in the DME Services segment, and an increase in labor costs related to an increase in the number of biomedical technicians. The increase in biomedical technician labor resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. Higher biomedical services revenue during the second quarter of 2022 has begun to absorb a portion of the increased labor and further increases are expected in future quarters which will further absorb these costs.
Selling and Marketing Expenses
Selling and marketing expenses for the second quarter of 2022 were $3.1 million, representing an increase of $0.4 million, or 15.0%, as compared to the second quarter of 2021. Selling and marketing expenses as a percentage of net revenues increased to 11.4% compared to the prior year period at 10.8%. This increase reflected $0.2 million in higher expenses for NPWT and Pain Management dedicated sales personnel and $0.2 million in increased marketing expenses. The additional sales team members were hired during the second quarter of 2021 but did not have a full quarter impact, represent a strategic investment to accelerate revenue growth for these therapies. The related expense included in selling and marketing, for these strategic investments, is a portion of an overall expense increase of $0.4 million, for the second quarter of 2022 associated with this initiative, the remainder of which is included in general and administrative expense. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the second quarter of 2022 were $10.9 million, an increase of 3.1% from $10.6 million for the second quarter of 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $0.3 million was due to $0.2 million in additional expenses related to the investments in NPWT and Pain Management, $0.2 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002 and higher travel expenses and other increases including higher personnel, healthcare, information technology and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $0.2 million and lower accrued expense for our short-term incentive compensation plan. G&A expenses as a percentage of net revenues for the second quarter of 2022, decreased to 40.5% compared to 42.8% for the prior year mainly reflecting improved net revenue leverage over fixed costs.
Other Expenses
During the second quarter of 2022, other expense included interest expense of $0.3 million which was slightly lower than interest expense for the second quarter of 2021. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement, interest payment on our other financing and amounts either paid or received on two interest rate swap derivatives. The decrease resulted from lower weighted average interest rates and lower commitment fees on a higher unused revolving line availability partially offset by higher average outstanding debt balances during the second quarter of 2022 as compared to 2021. The lower average interest rate reflects a lower amount of outstanding prime-based borrowings under the 2021 Credit Agreement during 2022 and a lower average outstanding balance on our other financing which has a higher rate than loans under the 2021 Credit Agreement.
(Provision For) Benefit From Income Taxes
During the second quarter of 2022, the Company recorded a provision for income taxes totaling less than $0.1 million despite having a pre-tax loss of $0.1 million. This amount included $0.1 million in discrete adjustments, including an excess tax provision associated with a lower amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the quarter. This benefit was partially offset by an estimated tax provision totaling $0.1 million representing an effective tax rate of 39.4% on pre-tax income. During the second quarter of 2021, we recorded a benefit from income taxes of $0.5 million. This amount included a benefit of $0.6 million in discrete adjustments including an excess tax benefit associated with a higher amount of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock during the quarter. This benefit was partially offset by an estimated tax provision totaling $0.1 million representing an effective tax rate of 37.4% on pre-tax income totaling $0.3 million. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following represents the Company’s results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	Better/ (Worse)

Net revenues:
ITS	$33,885	$32,245	$1,640
DME Services (inclusive of inter-segment revenues)	23,170	20,096	3,074
Less: elimination of inter-segment revenues	(3,250)	(3,044)	(206)
Total	53,805	49,297	4,508
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	20,851	20,454	397
DME Services	9,417	9,172	245
Total	30,268	29,626	642

Selling, general and administrative expenses
Provision for doubtful accounts	6	(109)	(115)
Amortization of intangibles	1,421	2,139	718
Selling and marketing	6,402	5,056	(1,346)
General and administrative	22,757	20,971	(1,786)
Total selling, general and administrative expenses	30,586	28,057	(2,529)

Operating (loss) income	(318)	1,569	(1,887)

Other expense	(649)	(745)	96

(Loss) income before income taxes	(967)	824	(1,791)
Benefit from income taxes	435	657	(222)

Net (loss) income	$(532)	$1,481	$(2,013)

Net (loss) income per share:
Basic	$(0.03)	$0.07	$(0.10)
Diluted	$(0.03)	$0.07	$(0.10)
Weighted average shares outstanding:
Basic	20,596,580	20,413,416	183,164
Diluted	20,596,580	22,017,455	(1,420,875)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the six-month period ended June 30, 2022 (“first half of 2022”) were $53.8 million, an increase of $4.5 million, or 9.1%, compared to $49.3 million for the six-month period ended June 30, 2021 (“first half of 2021”). The increase included higher net revenues for both the ITS and DME Services segments.
ITS
ITS net revenue of $33.9 million increased $1.6 million, or 5.1%, during the first half of 2022 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in all three therapies including Oncology, Pain Management and NPWT, and improved third party payer collections on billings. Pain Management net revenue for the first half of 2022 increased by $0.3 million as compared to the same period in 2021, which represented an increase of 17% as compared to the first half of 2021. This increase occurred despite treatment volumes being unfavorably impacted by decreased elective surgeries during the first few months of 2022 related to COVID-19. This unfavorable impact was more than offset due to additional sites of care added over the last year.
DME Services
DME Services net revenue of $19.9 million (exclusive of inter-segment revenues), increased $2.9 million, or 16.8%, during the first half of 2022 as compared to the prior year period. This increase included higher biomedical services revenue which increased by $1.4 million, or 78%, increased equipment rentals totaling $1.1 million, or 13%, and higher sales of disposable medical supplies which increased by $0.4 million, or 11%. The increased biomedical revenue included approximately $0.5 million related to the full period effect from the acquisition of the FilAMed and OB Healthcare businesses, which we acquired during the first and second quarters of 2021, respectively. Increased rental revenue and disposable sales reflected increased market demand as customers looked to supplement their infusion pump fleets in the face of supply chain disruptions of disposable medical supplies used with certain model infusion pumps. The biomedical services revenue included initial amounts of revenue from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022. Revenue under the agreement, which was not significant during the second quarter of 2022, is expected to grow to approximately $10.0 to $12.0 million annually after an initial ramp-up period of approximately 15 months.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the first half of 2022 of $30.3 million increased $0.6 million, or 2.2%, from $29.6 million for the first half of 2021. This increase was due to the increase in net revenues offset by a lower gross margin. Gross margin decreased to 56.3% during the first half of 2022 as compared to 60.1% during the prior year. This decrease was due to a decrease in the gross margin for both the DME Services and ITS segments.
ITS
ITS gross profit was $20.9 million during the first half of 2022, representing an increase of $0.4 million, or 1.9%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 1.9% to 61.5%. The lower gross margin was the result of a $0.5 million increase in the adjustment recorded for pump disposal expenses and $0.2 million higher pump maintenance expenses as compared to the prior year. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. The increase was mainly related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually high during the second quarter of 2022 due to the timing of when the services were performed.
DME Services
DME Services gross profit during the first half of 2022 was $9.4 million, representing a increase of $0.2 million, or 2.7%, over the prior year. This increase was due to the increase in net revenues, which was partially offset by a decrease in gross margin. The DME gross margin was 47.3% during the current period, which was 6.5% lower than the prior year. This decrease was the result of gross margin mix associated with higher biomedical revenue, which has a lower gross margin percentage than other business lines in the DME Services segment, and an increase in labor costs related to an increase in the number of biomedical technicians. The increase in biomedical technician labor resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand.

Higher biomedical services revenue during the second quarter of 2022 has begun to absorb a portion of the increased labor and further increases are expected in future quarters which will further absorb these costs.
Selling and Marketing Expenses
Selling and marketing expenses for the first half of 2022 were $6.4 million, representing an increase of $1.3 million or 26.6% as compared to selling and marketing expenses for the first half of 2021. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues increased to 11.9% compared to the prior year period at 10.3%. This increase reflected $0.8 million in higher expenses for NPWT and Pain Management dedicated sales personnel and $0.5 million in increased marketing expenses. The additional sales team members represent a strategic investment to accelerate revenue growth for these therapies and were hired during the second quarter of 2021 and therefore did not have a full impact in that period. The related expense included in selling and marketing, for these strategic investments, is a portion of an overall expense increase of $1.4 million, for the first half of 2022 associated with this initiative, the remainder of which is included in general and administrative expense. The higher marketing expenses related to our national sales meeting, which was held in-person for the first time since the outbreak of COVID-19, increased participation in trade shows and other increased expenses.
General and Administrative Expenses
G&A expenses for the first half of 2022 were $22.8 million, an increase of $1.8 million or 8.5% from the first half of 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.8 million was due to $0.6 million in additional expenses related to the investments in NPWT and Pain Management, $0.2 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002, $0.1 million of additional G&A expenses for the FilAMed and OB Healthcare businesses and higher travel expenses and other increases including higher personnel, healthcare, information technology and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $0.8 million and a lower accrued expense for our short-term incentive compensation plan. G&A expenses as a percentage of net revenues for the first half of 2022, decreased to 42.3% compared to 42.5% for the prior year mainly reflecting improved net revenue leverage over fixed costs.
Other Income and Expenses
During the first half of 2022, other income and expense included interest expense of $0.6 million which was equal to interest expense for the first half of 2021.
Benefit From Income Taxes
During the first half of 2022 and 2021, the Company recorded a benefit from income taxes totaling $0.4 million and $0.7 million, respectively. These amounts included a benefit from discrete adjustments including excess tax benefits associated with higher amounts of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock. The amount of the discrete adjustments were $0.1 million during the first half of 2022 and $0.9 million for the first half of 2021. Not including these discrete adjustments, the company recorded an estimated tax benefit totaling $0.3 million during 2022 on a pre-tax loss totaling $1.0 million and a tax provision of $0.3 million during 2021 on pre-tax income of $0.8 million. These amounts represented an effective tax rate of 30.8% and 33.4% during first half of 2022 and 2021, respectively, which differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

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
The following table summarizes our available liquidity (in millions):

Liquidity
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$0.3	0.2
Revolving line of credit	40.5	41.4
Available liquidity	$40.8	41.6
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
Long-Term Debt Activities:
The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") as of the applicable balance sheet date (in thousands):

	June 30, 2022	December 31, 2021
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(33,950)	(32,974)
Letters of credit	(600)	(600)
Availability on Revolving Facility	$40,450	$41,426
As of June 30, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2022 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.25% to 3.00% for Eurodollar Loans and 1.25% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at June 30, 2022 was 3.62% (LIBO of 1.37% plus 2.25%). The actual ABR loan rate at June 30, 2022 was 4.75% (lender’s prime rate of 3.50% plus 1.25%). As of June 30, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
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

As of June 30, 2022, the Company had repurchased and retired approximately $4.9 million, or 382,139 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Six Months Ended June 30,
In millions	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$9.5	$8.8	$0.7
Net cash used in investing activities	$(4.9)	$(11.3)	$6.3
Net cash used in financing activities	$(4.4)	$(7.0)	$2.6
Operating Cash Flow. Net cash provided by operating activities for the first half of 2022 was $9.5 million compared to $8.8 million for the first half of 2021. This $0.7 million, or 7.7%, increase was attributable to the positive cash flow effect of a swing from $2.5 million in cash being used to fund increased working capital amounts during first half of 2021 to cash being provided by reduced working capital amounts during the first half of 2022 of $1.2 million for a net improvement in cash flow totaling $3.7 million. This amount was partially offset by a decrease in net income adjusted for non-cash items, which was $8.3 million during the first half of 2022 as compared to $11.3 million during the first half of 2021, a decrease of $3.0 million. During the six month period ended 2022, cash provided by reduced working capital balances totaled $1.2 million. This included a $2.5 million increase in accounts payable and other liabilities net of capital items and a $0.6 million decrease in other current assets offset partially by a $0.9 million increase in inventories and a $0.9 million increase in accounts receivable. The higher increase in accounts receivable during the first half of 2022 as compared to the prior year was mainly due to a higher increase in revenue during the second quarter of 2022 as compared to the fourth quarter of 2021 than the comparable prior year periods. Accounts payable and other liabilities net of capital items, increased by $2.5 million during the first half of 2022, and decreased $1.6 million during the first half of 2021, representing a $4.1 million favorable cash flow swing, mainly due to a reduction in the amount paid in 2022 for the 2021 short-term incentive bonus plan as compared to the amount paid in 2021 for the 2020 short-term incentive bonus plan.
Investing Cash Flow. Net cash used in investing activities was $4.9 million for the first half of 2022 compared to $11.3 million for the first half of 2021, a decrease of $6.3 million. The decrease was due to the acquisitions of FilAMed and OB Healthcare totaling $7.5 million during the first half of 2021. We did not acquire any companies in first half of 2022. This amount was partially offset by an increase totaling $1.7 million in cash used to purchase medical equipment and other property and equipment first half of 2022 as compared to first half of 2021. Purchases of medical equipment were higher during 2022 due to an increase in expected future growth during the current year as compared to 2021.
Financing Cash Flow. Net cash used in financing activities for the first half of 2022 was $4.4 million compared to $7.0 million for the first half of 2021. Amounts of cash used in financing activities during the first half of 2022 included $0.4 million in principal payments on our other financing, a $0.8 million payment of contingent consideration related to the acquisition of OB Healthcare, $4.4 million to buy back the Company's common stock and $0.6 million used to repurchase stock associated with statutory withholding requirements under the Company's stock based compensation plans. These amounts were partially offset by net revolving line of credit borrowings under the 2021 Credit Agreement totaling $1.0 million and cash proceeds from employee stock option exercises totaling $0.7 million. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. With one exception discussed below, the critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022. Our pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the current period, the Company changed its estimate for missing pumps by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of June 30, 2022 and increased its cost of sales for the three and six months ended June 30, 2022, respectively, by $0.5 million. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.
As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic other than delays in our revenue growth initiatives. However, the future effects of this pandemic or any resurgence thereof on economic and market conditions is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after June 30, 2022, including those resulting from the impacts of the COVID-19 pandemic, will be reflected in management’s estimates for future periods.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and six months ended June 30, 2022. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both June 30, 2022 and December 31, 2021.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and six months ended June 30, 2022 and 2021, respectively.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. The Company's 2021

Credit Agreement, discussed in Note 8 to the condensed consolidated financial statements, and the Company's interest rate swap agreements, discussed in Note 9 to the condensed consolidated financial statements, are indexed to USD LIBOR and management is monitoring this activity and evaluating the related risks.
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
A summary of our purchases of our common stock during the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1, 2022 through April 30, 2022	—	$—	—	$15,440,579
May 1, 2022 through May 31, 2022	96,265	$8.66	27,316	$15,191,094
June 1, 2022 through June 30, 2022	11,309	$8.84	11,309	$15,091,097
Total	107,574	$8.68	38,625
(a) Of the 107,574 shares of common stock presented in the table above, 68,949 shares were originally granted to employees and directors as restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. Pursuant to our stock plans, the 68,949 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2022, the Company had repurchased 382,139 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1*	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

* **	Filed herewith Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 4, 2022	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)