Form 10-Q
period 2022-09-30
InfuSystem Holdings, Inc
filed 2022-11-08
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, 20,656,374 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$363	$186
Accounts receivable, net	16,112	15,405
Inventories	4,861	3,939
Other current assets	2,311	2,535

Total current assets	23,647	22,065
Medical equipment for sale or rental	2,843	1,742
Medical equipment in rental service, net of accumulated depreciation	39,202	39,871
Property & equipment, net of accumulated depreciation	4,211	4,523
Goodwill	3,710	3,710
Intangible assets, net	8,805	10,930
Operating lease right of use assets	4,441	4,241
Deferred income taxes	9,941	10,033
Other assets	2,181	471

Total assets	$98,981	$97,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,648	$7,862
Current portion of long-term debt	—	349
Other current liabilities	6,086	4,685

Total current liabilities	12,734	12,896
Long-term debt, net of current portion	34,461	32,748
Operating lease liabilities, net of current portion	3,979	3,670

Total liabilities	51,174	49,314

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,670,049 shares issued and outstanding as of September 30, 2022 and 20,699,546 shares issued and outstanding as of December 31, 2021	2	2
Additional paid-in capital	105,557	101,905
Accumulated other comprehensive income	1,599	268
Retained deficit	(59,351)	(53,903)

Total stockholders’ equity	47,807	48,272

Total liabilities and stockholders’ equity	$98,981	$97,586
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$27,279	$26,566	$81,084	$75,863
Cost of revenues	11,060	11,308	34,597	30,979
Gross profit	16,219	15,258	46,487	44,884

Selling, general and administrative expenses:
Provision for doubtful accounts	(90)	10	(84)	(99)
Amortization of intangibles	704	1,125	2,125	3,264
Selling and marketing	2,894	2,908	9,296	7,964
General and administrative	11,768	11,566	34,525	32,537

Total selling, general and administrative	15,276	15,609	45,862	43,666

Operating income (loss)	943	(351)	625	1,218
Other expense:
Interest expense	(385)	(270)	(976)	(909)
Other expense	(11)	(44)	(69)	(150)

Income (Loss) before income taxes	547	(665)	(420)	159
(Provision for) benefit from income taxes	(104)	217	331	874
Net income (loss)	$443	$(448)	$(89)	$1,033
Net income (loss) per share:
Basic	$0.02	$(0.02)	$—	$0.05
Diluted	$0.02	$(0.02)	$—	$0.05
Weighted average shares outstanding:
Basic	20,683,366	20,577,886	20,625,826	20,468,842
Diluted	21,452,483	20,577,886	20,625,826	21,995,216

Comprehensive income:
Net income (loss)	$443	$(448)	$(89)	$1,033
Other comprehensive income:
Unrealized gain on hedges	605	41	1,754	93
Provision for income tax on unrealized hedge gain	(146)	(10)	(423)	(23)
Net comprehensive income (loss)	$902	$(417)	$1,242	$1,103
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at June 30, 2021	24,084	$2	$87,213	$(42,554)	$39	(3,518)	$—	$44,700
Stock-based shares issued upon vesting - gross	25	—	38	—	—	—	—	38
Stock-based compensation expense	—	—	1,955	—	—	—	—	1,955
Employee stock purchase plan	16	—	179	—	—	—	—	179
Other comprehensive income	—	—	—	—	31	—	—	31
Net loss	—	—	—	(448)	—	—	—	(448)
Balances at September 30, 2021	24,125	$2	$89,385	$(43,002)	$70	(3,518)	$—	$46,455

Balances at June 30, 2022	20,695	$2	$104,146	$(58,791)	$1,140	—	$—	$46,497
Stock-based shares issued upon vesting - gross	86	—	212	—	—	—	—	212
Stock-based compensation expense	—	—	1,066	—	—	—	—	1,066
Employee stock purchase plan	33	—	192	—	—	—	—	192
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(8)	—	(59)	—	—	—	—	(59)
Common stock repurchased as part of share repurchase program	(136)	—	—	(1,003)	—	—	—	(1,003)
Other comprehensive income	—	—	—	—	459	—	—	459
Net income	—	—	—	443	—	—	—	443
Balances at September 30, 2022	20,670	$2	$105,557	$(59,351)	$1,599	—	$—	$47,807

Balances at December 31, 2020	23,816	$2	$84,785	$(44,035)	$—	(3,518)	$—	$40,752
Stock-based shares issued upon vesting - gross	334	—	431	—	—	—	—	431
Stock-based compensation expense	—	—	4,962	—	—	—	—	4,962
Employee stock purchase plan	32	—	348	—	—	—	—	348
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(57)	—	(1,141)	—	—	—	—	(1,141)
Other comprehensive income	—	—	—	—	70	—	—	70
Net income	—	—	—	1,033	—	—	—	1,033
Balances at September 30, 2021	24,125	$2	$89,385	$(43,002)	$70	(3,518)	$—	$46,455

Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
Stock-based shares issued upon vesting - gross	474	—	685	—	—	—	—	685
Stock-based compensation expense	—	—	3,236	—	—	—	—	3,236
Employee stock purchase plan	61	—	428	—	—	—	—	428
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(80)	—	(697)	—	—	—	—	(697)
Common stock repurchased as part of share repurchase program	(485)	—	—	(5,359)	—	—	—	(5,359)
Other comprehensive income	—	—	—	—	1,331	—	—	1,331
Net loss	—	—	—	(89)	—	—	—	(89)
Balances at September 30, 2022	20,670	$2	$105,557	$(59,351)	$1,599	—	$—	$47,807
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021

OPERATING ACTIVITIES
Net (loss) income	$(89)	$1,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	(84)	(99)
Depreciation	8,131	7,705
Loss on disposal of and reserve adjustments for medical equipment	1,450	848
Gain on sale of medical equipment	(1,348)	(1,588)
Amortization of intangible assets	2,125	3,264
Amortization of deferred debt issuance costs	55	132
Stock-based compensation	3,236	4,962
Deferred income taxes	(331)	(875)
Changes in assets - (increase)/decrease:
Accounts receivable	(607)	217
Inventories	(922)	(630)
Other current assets	224	251
Other assets	(89)	(102)
Changes in liabilities - increase/(decrease):
Accounts payable and other liabilities	1,200	(513)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,951	14,605

INVESTING ACTIVITIES
Acquisition of business	—	(7,650)
Purchase of medical equipment	(10,452)	(9,645)
Purchase of property and equipment	(571)	(607)
Proceeds from sale of medical equipment, property and equipment	2,597	2,214
NET CASH USED IN INVESTING ACTIVITIES	(8,426)	(15,688)

FINANCING ACTIVITIES
Principal payments on long-term debt	(31,089)	(69,306)
Cash proceeds from long-term debt	32,398	61,654
Debt issuance costs	—	(386)
Cash payment of contingent consideration	(750)	—
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(698)	(1,141)
Common stock repurchased as part of share repurchase program	(5,359)	—
Cash proceeds from stock plans	1,150	779
NET CASH USED IN FINANCING ACTIVITIES	(4,348)	(8,400)

Net change in cash and cash equivalents	177	(9,483)
Cash and cash equivalents, beginning of period	186	9,648
Cash and cash equivalents, end of period	$363	$165
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

The amount of acquisition costs for both transactions was $0.2 million for the nine months ended September 30, 2021 and was included in general and administrative expenses.
The Company fully paid all consideration for FilAMed as of December 31, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with subsequent cash payments of $0.4 million during the year ended December 31, 2021 and had an additional estimated amount due to the seller for contingent consideration of $0.8 million, which was recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement, as amended, required the Company to pay OB Healthcare $0.8 million if certain written contracts were executed. As of September 30, 2022, the requirement under the contingent consideration arrangement had been satisfied and the Company had made the required payment.

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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, FilAMed and OB Healthcare as though the companies’ businesses had been combined as of January 1, 2021. The pro forma financial information for the three and nine months ended September 30, 2021 has been adjusted by $0.1 million and $0.2 million, respectively, for the tax effected amount of acquisition costs and non-recurring expenses directly attributable to the FilAMed and OB Healthcare acquisitions. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each period presented nor is it indicative of future results. The following pro forma financial information presented also includes the pro forma depreciation and amortization charges from acquired tangible and intangible assets for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue	$26,566	$76,633
Net (loss) income	$(373)	$1,268

4.Revenue Recognition
The following tables present the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended September 30,
	2022		2021
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$14,161	51.9%	$13,512	50.9%
Direct Payer Rentals	7,801	28.6%	7,136	26.9%
Product Sales	3,562	13.1%	4,399	16.5%
Services	1,755	6.4%	1,519	5.7%

Total	$27,279	100.0%	$26,566	100.0%

	Nine Months Ended September 30,
	2022		2021
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Third-Party Payer Rentals	$41,425	51.1%	$39,436	52.0%
Direct Payer Rentals	23,745	29.3%	21,787	28.7%
Product Sales	10,968	13.5%	11,332	14.9%
Services	4,946	6.1%	3,308	4.4%

Total	$81,084	100.0%	$75,863	100.0%
Third-Party Payer Rentals are entirely attributed to revenues of the Integrated Therapy Services (“ITS”) segment. Services revenues are entirely attributed to the DME Services segment. For the three months ended September 30, 2022, $3.2 million and $4.6 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended September 30, 2021, $3.1 million and $4.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the three months ended September 30, 2022, less than $0.1 million and $3.6 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the three months ended September 30, 2021, all Product Sales were entirely attributed to the DME Services segment.
For the nine months ended September 30, 2022, $9.7 million and $14.0 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the nine months ended September 30, 2021, $9.4 million and $12.4 million of Direct Payer Rentals were attributed to the ITS and DME Services segments, respectively. For the nine months ended September 30, 2022, $0.1 million and $10.9 million of Product Sales were attributed to the ITS and DME Services segments, respectively. For the nine months ended September 30, 2021, all Product Sales were entirely attributed to the DME Services segment.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Medical equipment for sale or rental	$2,865	$1,788
Medical equipment for sale or rental - pump reserve	(22)	(46)
Medical equipment for sale or rental - net	2,843	1,742

Medical equipment in rental service	97,021	91,891
Medical equipment in rental service - pump reserve	(2,074)	(1,074)
Accumulated depreciation	(55,745)	(50,946)
Medical equipment in rental service - net	39,202	39,871

Total	$42,045	$41,613
Depreciation expense for medical equipment for the three and nine months ended September 30, 2022 was $2.4 million and $7.3 million, respectively, compared to $2.4 million and $7.0 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the current period, the Company changed its estimate for missing pumps by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of September 30, 2022 and increased its cost of sales for the three and nine months ended September 30, 2022 by $0.1 million and $0.6 million, respectively.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$5,306	$(3,067)	$2,239	$4,812	$(2,528)	$2,284
Automobiles	110	(105)	5	110	(103)	7
Leasehold improvements	3,448	(1,481)	1,967	3,444	(1,212)	2,232

Total	$8,864	$(4,653)	$4,211	$8,366	$(3,843)	$4,523
Depreciation expense for property and equipment for the three and nine months ended September 30, 2022 was $0.3 million and $0.8 million, respectively, compared to $0.2 million and $0.7 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2022 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2021	$3,710
Goodwill acquired	—
Balance as of September 30, 2022	$3,710

(a) The ITS segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(33,297)	5,537	38,834	(31,401)	7,433
Non-competition agreements	472	(138)	334	472	(67)	405
Unpatented technology	943	(224)	719	943	(123)	820
Software	11,530	(11,315)	215	11,530	(11,258)	272

Total nonamortizable and amortizable intangible assets	$53,802	$(44,997)	$8,805	$53,802	$(42,872)	$10,930
Amortization expense for the three and nine months ended September 30, 2022 was $0.7 million and $2.1 million, respectively, compared to $1.1 million and $3.3 million for the same prior year periods, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of September 30, 2022 is as follows (in thousands):

	2022	2023	2024	2025	2026	2027 and thereafter	Total

Amortization expense	$369	$990	$990	$810	$524	$3,122	$6,805
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
The 2021 Credit Agreement was accounted for as a debt modification. As of September 30, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term is 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received were classified as an other financing liability. As of September 30, 2022, all amounts owed under this arrangement had been paid.

As referenced above, the Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	September 30, 2022	December 31, 2021

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(34,706)	(32,974)
Letter of credit	(600)	(600)
Availability on Revolving Facility	$39,694	$41,426
The Company had future maturities of its long-term debt as of September 30, 2022 as follows (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$34,706	$34,706
Total	$—	$—	$—	$—	$34,706	$34,706
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	September 30, 2022			December 31, 2021
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$34,706	$34,706	$—	$32,974	$32,974
Other financing	—	—	—	423	—	423
	—	34,706	34,706	423	32,974	33,397
Unamortized value of debt issuance costs	—	(245)	(245)	(74)	(226)	(300)
Total	$—	$34,461	$34,461	$349	$32,748	$33,097
As of September 30, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at September 30, 2022 was 5.07% (LIBO of 2.82% plus 2.25%). The actual ABR loan rate at September 30, 2022 was 7.50% (lender’s prime rate of 6.25% plus 1.25%).
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	September 30, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$2,109

	December 31, 2021
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$355

The tables below present the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended September 30,
	2022	2021
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,140	$39
Unrealized gain/(loss) recognized in AOCI	679	9
Amounts reclassified to interest expense (a)	(74)	32
Tax provision	(146)	(10)
Ending balance	$1,599	$70

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

	Nine Months Ended September 30,
	2022	2021
Gain on cash flow hedges - interest rate swaps
Beginning balance	$268	$—
Unrealized gain recognized in AOCI	1,802	20
Amounts reclassified to interest expense (a) (b)	(48)	73
Tax provision	(423)	(23)
Ending balance	$1,599	$70

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2022 and 2021 was $1.0 million and $0.9 million, respectively.

(b) As of September 30, 2022, $0.7 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three or nine months ended September 30, 2022.
10.Income Taxes
During the three and nine months ended September 30, 2022, the Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $0.3 million, respectively. The income tax benefit for the nine months ended September 30, 2022, relates principally to the Company's pre-tax losses during the period and also includes a benefit from excess tax benefits on exercises of stock options and vesting of restricted stock during the period. For the three and nine months ended September 30, 2021, the Company recorded a benefit from income taxes of $0.2 million and $0.9 million, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. Under the CARES Act, the Company deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which was included in other liabilities. The $0.7 million balance of the deferred Social Security taxes was expected to be paid in two equal annual installments during the years ending December 31, 2021 and 2022, respectively. In December 2021, the Company made the first of these two equal annual installment payments. As of September 30, 2022, the remaining balance of approximately $0.3 million is included in other liabilities.
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
12.Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2022	2021	2022	2021
Net income (loss) income:	$443	$(448)	$(89)	$1,033
Denominator:
Weighted average common shares outstanding:
Basic	20,683,366	20,577,886	20,625,826	20,468,842
Dilutive effect of common stock equivalents	769,117	—	—	1,526,374
Diluted	21,452,483	20,577,886	20,625,826	21,995,216
Net income (loss) income per share:
Basic	$0.02	$(0.02)	$—	$0.05
Diluted	$0.02	$(0.02)	$—	$0.05
For the three months ended September 30, 2022, there were 1,143,001 outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock not included in the calculation because they would have an anti-dilutive effect. For the nine months ended September 30, 2022, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net loss for the period and therefore are not included in the calculation. For the three months ended September 30, 2021, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net loss for the period and therefore are not included in the calculation. For the nine months ended September 30, 2021, 0.3 million of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company’s common stock were not included in the calculation because they would have an anti-dilutive effect.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2022, the Company had repurchased and retired approximately $5.9 million, or 517,672 shares, of the Company's outstanding common stock under the Share Repurchase Program.
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

The components of lease costs for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$342	$302	$1,006	$998
Variable lease cost	77	65	231	180
Total lease cost	$419	$367	$1,237	$1,178
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$946	$993

Right of use assets obtained in exchange for lease obligations:
Operating leases	$18	$288

Increases to right of use assets resulting from lease modifications:
Operating leases	$1,050	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of September 30,
	2022	2021

	Years	Years
Weighted average remaining lease term:	6.9	6.3

	Rate	Rate
Weighted average discount rate:	7.1%	7.7%

Future maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

Operating Leases (a)
2022	$303
2023	1,159
2024	1,064
2025	1,033
2026	998
2027 and thereafter	2,841
Total undiscounted lease payments	7,398
Less: Imputed interest	(2,451)
Total lease liabilities	$4,947

(a) Excludes $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of 7 years and is expected to commence in 2023.
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
The financial information summarized below is presented by reportable segment for the three months ended September 30, 2022 and 2021:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$17,375	$9,904	$—	$27,279
Net revenues - internal	—	1,610	(1,610)	—
Total net revenues	17,375	11,514	(1,610)	27,279
Gross profit	11,400	4,819	—	16,219

Selling, general and administrative expenses			15,276	15,276
Interest expense			(385)	(385)
Other expense			(11)	(11)
Provision for income taxes			(104)	(104)

Net income				$443

Total assets	$61,735	$35,246	$2,000	$98,981
Purchases of medical equipment	$2,088	$1,695	$—	$3,783
Depreciation and amortization of intangible assets	$2,425	$1,015	$—	$3,440

2021
(in thousands)	ITS	DME Services	Corporate/Eliminations	Total

Net revenues - external	$16,581	$9,985	$—	$26,566
Net revenues - internal	—	1,440	(1,440)	—
Total net revenues	16,581	11,425	(1,440)	26,566
Gross profit	10,574	4,684	—	15,258

Selling, general and administrative expenses			15,609	15,609
Interest expense			(270)	(270)
Other expense			(44)	(44)
Benefit from income taxes			217	217

Net loss				$(448)

Total assets	$59,312	$33,474	$2,000	$94,786
Purchases of medical equipment	$4,058	$644	$—	$4,702
Depreciation and amortization of intangible assets	$2,785	$955	$—	$3,740

The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2022 and 2021:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$51,260	$29,824	$—	$81,084
Net revenues - internal	—	4,860	(4,860)	—
Total net revenues	51,260	34,684	(4,860)	81,084
Gross profit	32,251	14,236	—	46,487

Selling, general and administrative expenses			45,862	45,862
Interest expense			(976)	(976)
Other expense			(69)	(69)
Benefit from income taxes			331	331

Net loss				$(89)

Total assets	$61,735	$35,246	$2,000	$98,981
Purchases of medical equipment	$6,924	$3,528	$—	$10,452
Depreciation and amortization of intangible assets	$7,194	$3,062	$—	$10,256

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$48,826	$27,037	$—	$75,863
Net revenues - internal	—	4,484	(4,484)	—
Total net revenues	48,826	31,521	(4,484)	75,863
Gross profit	31,028	13,856	—	44,884

Selling, general and administrative expenses			43,666	43,666
Interest expense			(909)	(909)
Other expense			(150)	(150)
Benefit from income taxes			874	874

Net income				$1,033

Total assets	$59,312	$33,474	$2,000	$94,786
Purchases of medical equipment	$7,550	$2,095	$—	$9,645
Depreciation and amortization of intangible assets	$8,213	$2,756	$—	$10,969
15.COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. Since the pandemic started, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. Such impacts included scattered restrictions on elective surgeries, delayed ramp-up in treatment volumes for new customers and, mainly during 2022, reduced availability of disposable medical supplies, all of which unfavorably impacted the Pain Management business. Additionally, restricted physical access to our customers facilities unfavorably impacted revenue growth initiatives for both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and nine months ended September 30, 2022, beyond these delays to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, dependency on banking relations and the ability to comply with our credit facility covenants, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 15, 2022, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada. We deliver local, field-based customer support, and we operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Partner (CHAP) while First Biomedical, Inc., a wholly-owned subsidiary of the Company, is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and also ISO 13485 certified at our Bakersfield, California location.

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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of coronavirus (“COVID-19”) as a pandemic, which has spread globally and throughout the United States. During the period of the pandemic, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients, including, transitioning our employees to a remote work environment, suspending employee travel, canceling participation in industry events and in-person group meetings, promoting social distancing and enhanced cleaning and sanitization efforts across office locations, and implementing protocols to quarantine employees who may have been exposed to COVID-19, or showed relevant symptoms. We also undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team continues to actively monitor the situation and is in constant communication with our workforce, customers and vendors. Since the pandemic started, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT. Such impacts included scattered restrictions on elective surgeries, delayed ramp-up in treatment volumes for new customers and, mainly during 2022, reduced availability of disposable medical supplies, all of which unfavorably impacted the Pain Management business. Additionally, restricted physical access to our customers facilities unfavorably impacted revenue growth initiatives for both the Pain Management and NPWT businesses. While the COVID-19 pandemic has not had any material unfavorable effects in our financial results for the three and nine months ended September 30, 2022, beyond these delays to our revenue growth plans, the extent of any future impact will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The following represents the Company’s results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	Better (Worse)

Net revenues:
ITS	$17,375	$16,581	$794
DME Services (inclusive of inter-segment revenues)	11,514	11,425	89
Less: elimination of inter-segment revenues	(1,610)	(1,440)	(170)
Total	27,279	26,566	713
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	11,400	10,574	826
DME Services	4,819	4,684	135
Total	16,219	15,258	961

Selling, general and administrative expenses
Provision for doubtful accounts	(90)	10	100
Amortization of intangibles	704	1,125	421
Selling and marketing	2,894	2,908	14
General and administrative	11,768	11,566	(202)
Total selling, general and administrative expenses	15,276	15,609	333

Operating income (loss)	943	(351)	1,294

Other expense	(396)	(314)	(82)

Income (loss) before income taxes	547	(665)	1,212
(Provision for) benefit from income taxes	(104)	217	(321)

Net income (loss)	$443	$(448)	$891

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.04
Diluted	$0.02	$(0.02)	$0.04
Weighted average shares outstanding:
Basic	20,683,366	20,577,886	105,480
Diluted	21,452,483	20,577,886	874,597

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended September 30, 2022 (“third quarter of 2022”) were $27.3 million, an increase of $0.7 million, or 2.7%, compared to $26.6 million for the quarter ended September 30, 2021 (“third quarter of 2021”). The increase was attributable to the ITS segment.

ITS
ITS net revenue of $17.4 million increased $0.8 million, or 4.8%, during the third quarter of 2022 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management and improved third party payer collections on billings. Pain Management net revenue increased by $0.3 million for the third quarter of 2022 as compared to the prior year third quarter due to additional sites of care added over the last year. The higher amount represented an increase of 37%.
DME Services
DME Services net revenue of $9.9 million (exclusive of inter-segment revenues) decreased $0.1 million, or 0.8%, during the third quarter of 2022 as compared to the prior year period. This decrease was due to $0.8 million in lower medical equipment sales, partially offset by increases in revenues from equipment rentals totaling $0.5 million, or 13%, and higher biomedical services revenue which increased by $0.2 million, or 16%. Increased rental revenue reflected increased market demand carried over from the 2022 second quarter as customers looked to supplement their infusion pump fleets in the face of supply chain disruptions of disposable medical supplies used with certain model infusion pumps. The biomedical services revenue included initial amounts of revenue from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the third quarter of 2022 of $16.2 million increased $1.0 million, or 6.3%, from $15.3 million for the third quarter of 2021. The increase was driven by the increase in net revenue and a higher gross profit percentage of net revenue ("gross margin"). Gross margin was 59.5% during the third quarter of 2022 as compared to 57.4% during the prior year, an increase of 2.0%. Gross margin increased in both the DME Services and ITS segments.
ITS
ITS gross profit was $11.4 million during the third quarter of 2022, representing an increase of $0.8 million compared to the prior year. The increase reflected the higher net revenues and a higher gross margin, which increased from the prior year by 1.8% to 65.6%. The increase in the gross margin reflected the improved third party payer collections on billings and improved coverage of fixed costs from the higher net revenue.
DME Services
DME Services gross profit during the third quarter of 2022 was $4.8 million, representing an increase of $0.1 million, or 2.9%, compared to the prior year. This increase was due to an increase in the gross margin partially offset by lower net revenues. The DME gross margin was 48.7% during the current quarter, which was 1.7% higher than the prior year. This increase was the result of net revenue mix favoring higher margin products and improved biomedical technician labor productivity. The better net revenue mix is associated with higher equipment rental revenue, which has a higher gross margin percentage than other business lines in the DME Services segment, and lower equipment sales revenue, which has a lower gross margin. Improved biomedical technician labor productivity relates to a reduced amount of training time during the third quarter of 2022 as compared to 2021. During 2021, we hired and trained many new biomedical technicians in anticipation of increased biomedical services revenue volume.
Selling and Marketing Expenses
Selling and marketing expenses were $2.9 million for both the third quarter of 2022 and 2021. Selling and marketing expenses as a percentage of net revenues decreased to 10.6% compared to the prior year period at 10.9%. This decrease reflected improved coverage of fixed costs from the higher net revenue. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the third quarter of 2022 were $11.8 million, an increase of 1.7% from $11.6 million for the third quarter of 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $0.2 million was due to $0.2 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002, higher travel expenses and other increases including higher personnel wages, healthcare, information technology and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $0.9 million. G&A expenses as a percentage of net revenues for the third quarter of 2022, decreased to 43.1% compared to 43.5% for the prior year mainly reflecting improved net revenue leverage over fixed costs.
Other Expenses
During the third quarter of 2022, other expense included interest expense of $0.4 million, which was $0.1 million higher than interest expense for the third quarter of 2021. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement, partially offset by amounts received on two interest rate swap derivatives. During 2021, interest expense also included interest paid on an other financing. The increase resulted from higher weighted average interest rates and higher average outstanding debt balances during the third quarter of 2022 as compared to 2021, partially offset by lower commitment fees on a lower unused revolving line availability.
(Provision For) Benefit From Income Taxes
During the third quarter of 2022, the Company recorded a provision for income taxes totaling $0.1 million on pre-tax income of $0.5 million, representing an effective tax rate of 19%. During the third quarter of 2021, the Company recorded a benefit from income taxes of $0.2 million representing an effective tax rate of 33% on a pre-tax loss of $0.7 million. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following represents the Company’s results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	Better/ (Worse)

Net revenues:
ITS	$51,260	$48,826	$2,434
DME Services (inclusive of inter-segment revenues)	34,684	31,521	3,163
Less: elimination of inter-segment revenues	(4,860)	(4,484)	(376)
Total	81,084	75,863	5,221
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	32,251	31,028	1,223
DME Services	14,236	13,856	380
Total	46,487	44,884	1,603

Selling, general and administrative expenses
Provision for doubtful accounts	(84)	(99)	(15)
Amortization of intangibles	2,125	3,264	1,139
Selling and marketing	9,296	7,964	(1,332)
General and administrative	34,525	32,537	(1,988)
Total selling, general and administrative expenses	45,862	43,666	(2,196)

Operating income	625	1,218	(593)

Other expense	(1,045)	(1,059)	14

(Loss) income before income taxes	(420)	159	(579)
Benefit from income taxes	331	874	(543)

Net (loss) income	$(89)	$1,033	$(1,122)

Net (loss) income per share:
Basic	$—	$0.05	$(0.05)
Diluted	$—	$0.05	$(0.05)
Weighted average shares outstanding:
Basic	20,625,826	20,468,842	156,984
Diluted	20,625,826	21,995,216	(1,369,390)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the nine-month period ended September 30, 2022 (“nine-month period of 2022”) were $81.1 million, an increase of $5.2 million, or 6.9%, compared to $75.9 million for the nine-month period ended September 30, 2021 (“nine-month period of 2021”). The increase included higher net revenues for both the ITS and DME Services segments.
ITS
ITS net revenue of $51.3 million increased $2.4 million, or 5.0%, during the nine-month period of 2022 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management, and improved third party payer collections on billings. Pain Management net revenue for the nine-month period of 2022 increased by $0.6 million as compared to the same period in 2021, which represented an increase of 23% as compared to the nine-month period of 2021. This increase occurred despite treatment volumes being unfavorably impacted by decreased elective surgeries during the first few months of 2022 related to COVID-19. This unfavorable impact was more than offset due to additional sites of care added over the last year.
DME Services
DME Services net revenue of $29.8 million (exclusive of inter-segment revenues), increased $2.8 million, or 10.3%, during the nine-month period of 2022 as compared to the prior year period. This increase included higher biomedical services revenue which increased by $1.6 million, or 50%, increased equipment rentals totaling $1.6 million, or 13%, and higher sales of disposable medical supplies which increased by $0.4 million, or 6.5%. The increased biomedical revenue included approximately $0.5 million related to the full period effect from the acquisition of the FilAMed and OB Healthcare businesses, which we acquired during the first and second quarters of 2021, respectively. Increased rental revenue and disposable sales reflected increased market demand as customers looked to supplement their infusion pump fleets in the face of supply chain disruptions of disposable medical supplies used with certain model infusion pumps. The biomedical services revenue included initial amounts of revenue from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the nine-month period of 2022 of $46.5 million increased $1.6 million, or 3.6%, from $44.9 million for the nine-month period of 2021. This increase was due to the increase in net revenues offset by a lower gross margin. Gross margin decreased to 57.3% during the nine-month period of 2022 as compared to 59.2% during the prior year. This decrease was due to a decrease in the gross margin for both the DME Services and ITS segments.
ITS
ITS gross profit was $32.3 million during the nine-month period of 2022, representing an increase of $1.2 million, or 3.9%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin, which decreased from the prior year by 0.6% to 62.9%. The lower gross margin was the result of a $0.5 million increase in the adjustment recorded for pump disposal expenses and $0.4 million higher pump maintenance expenses as compared to the prior year. These increased expenses were partially offset by improved third party payer collections on billings and improved coverage of fixed costs from the higher net revenue. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. The increase was mainly related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually high during the second and third quarters of 2022 due to the timing of when the services were performed.
DME Services
DME Services gross profit during the nine-month period of 2022 was $14.2 million, representing a increase of $0.4 million, or 2.7%, over the prior year. This increase was due to the increase in net revenues, which was partially offset by a decrease in gross margin. The DME gross margin was 47.7% during the current period, which was 3.5% lower than the prior year. This decrease was the result of gross margin mix associated with higher biomedical revenue, which has a lower gross margin percentage than other business lines in the DME Services segment, and an increase in labor costs related to an increase in the number of biomedical technicians. The increase in biomedical technician labor resulted from an increase in team members who were hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. Higher biomedical services revenue during the second and third quarters of 2022 have begun to absorb a portion of the increased labor and further revenue increases are expected in future quarters which will further absorb these costs.
Selling and Marketing Expenses
Selling and marketing expenses for the nine-month period of 2022 were $9.3 million, representing an increase of $1.3 million or 16.7% as compared to selling and marketing expenses for the nine-month period of 2021. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues increased to 11.5% compared to the prior year period at 10.5%. This increase reflected $0.8 million in higher expenses for NPWT and Pain Management dedicated sales personnel and $0.5 million in increased marketing expenses. The additional sales team members represent a strategic investment to accelerate revenue growth for these therapies and were hired during the second quarter of 2021 and therefore did not have a full impact during the nine-month period of 2021. The related expense included in selling and marketing, for these strategic investments, is a portion of an overall expense increase of $1.4 million, for the nine-month period of 2022 associated with this initiative, the remainder of which is included in general and administrative expense. The higher marketing expenses related to our national sales meeting, which was held in-person for the first time since the outbreak of COVID-19, increased participation in trade shows and other increased expenses.
General and Administrative Expenses
G&A expenses for the nine-month period of 2022 were $34.5 million, an increase of $2.0 million or 6.1% from the nine-month period of 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $2.0 million was due to $0.6 million in additional expenses related to the investments in NPWT and Pain Management, $0.4 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002, $0.1 million of additional G&A expenses for the FilAMed and OB Healthcare businesses and higher travel expenses and other increases including higher personnel, healthcare, information technology and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $1.7 million and a lower accrued expense for our short-term incentive compensation plan. G&A expenses as a percentage of net revenues for the nine-month period of 2022, decreased to 42.6% compared to 42.9% for the prior year.
Other Income and Expenses
During the nine-month period of 2022, other income and expense included interest expense of $1.0 million, which was about the same as interest expense for the nine-month period of 2021.
Benefit From Income Taxes
During the nine-month period of 2022 and 2021, the Company recorded a benefit from income taxes totaling $0.3 million and $0.9 million, respectively. These amounts included a benefit from discrete adjustments including excess tax benefits associated with higher amounts of equity compensation expense deductible for tax purposes as compared to amounts historically recognized for book purposes on exercises of stock options and vesting of restricted stock. The amount of the discrete adjustments were $0.2 million during the nine-month period of 2022 and $0.9 million for the nine-month period of 2021. Not including these discrete adjustments, the Company recorded an estimated tax benefit totaling $0.1 million during 2022 on a pre-tax loss totaling $0.4 million and a tax provision of $0.1 million during 2021 on pre-tax income of $0.2 million. These amounts represented an effective tax rate of 35.2% and 36.3% during the nine-month periods of 2022 and 2021, respectively, which differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

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
The following table summarizes our available liquidity (in millions):

Liquidity
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$0.4	0.2
Revolving line of credit	39.7	41.4
Available liquidity	$40.1	41.6
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
Long-Term Debt Activities:
The Company executed and closed the 2021 Credit Agreement during the first quarter of 2021, and in connection with entering into that agreement, terminated the 2015 Credit Agreement. The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") as of the applicable balance sheet date (in thousands):

	September 30, 2022	December 31, 2021
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(34,706)	(32,974)
Letters of credit	(600)	(600)
Availability on Revolving Facility	$39,694	$41,426
As of September 30, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2022 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at September 30, 2022 was 5.07% (LIBO of 2.82% plus 2.25%). The actual ABR loan rate at September 30, 2022 was 7.50% (lender’s prime rate of 6.25% plus 1.25%). As of September 30, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
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

As of September 30, 2022, the Company had repurchased and retired approximately $5.9 million, or 517,672 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Nine Months Ended September 30,
In millions	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$13.0	$14.6	$(1.7)
Net cash used in investing activities	$(8.4)	$(15.7)	$7.3
Net cash used in financing activities	$(4.3)	$(8.4)	$4.1
Operating Cash Flow. Net cash provided by operating activities for the nine-month period of 2022 was $13.0 million compared to $14.6 million for the nine-month period of 2021. This $1.7 million, or 11.3%, decrease was attributable to a decrease in net income adjusted for non-cash items, which was $13.1 million during the nine-month period of 2022 as compared to $15.4 million during the nine-month period of 2021, a decrease of $2.2 million. This decrease was partially offset by a $0.6 million reduction in the cash flows used to fund net increases in working capital amounts during the nine-month period of 2022 as compared with the nine-month period of 2021. The decrease in net income adjusted for non-cash items is primarily due to higher selling and marketing expenses and higher general and administrative expenses during the nine-month period of 2022 as compared with the prior period. These increases were partially offset by the higher gross profit when comparing the same periods. During the nine month period ended 2022, cash provided by increased working capital balances totaled $0.2 million. This included a $0.9 million increase in inventories and a $0.6 million increase in accounts receivable partially offset by a $1.2 million increase in accounts payable and other liabilities net of capital items and a $0.2 million decrease in other current assets. The higher increase in accounts receivable during the nine-month period of 2022 as compared to the prior year was mainly due to a change in the mix of revenue favoring customers with longer payment terms in the current period. Accounts payable and other liabilities net of capital items increased by $1.2 million during the nine-month period of 2022, and decreased $0.5 million during the nine-month period of 2021, representing a $1.7 million favorable cash flow swing, mainly due to a reduction in the amount paid in 2022 for the 2021 short-term incentive bonus plan as compared to the amount paid in 2021 for the 2020 short-term incentive bonus plan. The higher increase in inventories in 2022 as compared to 2021 reflected the higher revenue volumes in 2022 and the fact that inventory levels were unusually low at the beginning of the 2022 period due to supply chain disruptions that were corrected by the end of the 2022 period. No such disruptions impacted inventory levels during the nine-month period of 2021.
Investing Cash Flow. Net cash used in investing activities was $8.4 million for the nine-month period of 2022 compared to $15.7 million for the nine-month period of 2021, a decrease of $7.3 million. The decrease was due to the acquisitions of FilAMed and OB Healthcare totaling $7.7 million during the nine-month period of 2021. We did not acquire any companies in the nine-month period of 2022. This amount was partially offset by an increase totaling $0.8 million in cash used to purchase medical equipment and other property and equipment during the nine-month period of 2022 as compared to the nine-month period of 2021. Purchases of medical equipment were higher during 2022 to support an increase in rental revenues during the current year as compared to 2021.
Financing Cash Flow. Net cash used in financing activities for the nine-month period of 2022 was $4.3 million compared to $8.4 million for the nine-month period of 2021. Amounts of cash used in financing activities during the nine-month period of 2022 included $0.4 million in principal payments on our other financing, a $0.8 million payment of contingent consideration related to the acquisition of OB Healthcare, $5.4 million to buy back the Company's common stock and $0.7 million used to repurchase stock associated with statutory withholding requirements under the Company's stock based compensation plans. These amounts were partially offset by net revolving line of credit borrowings under the 2021 Credit Agreement totaling $1.3 million and cash proceeds from employee stock option exercises totaling $1.1 million. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing.

Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. With one exception discussed below, the critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022. Our pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The calculated reserve is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the current period, the Company changed its estimate for missing pumps by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of September 30, 2022 and increased its cost of sales for the three and nine months ended September 30, 2022 by $0.1 million and $0.6 million, respectively. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2021.
As of the date of the unaudited condensed consolidated financial statements presented in this Form 10-Q, there have been no material negative financial impacts on our operations resulting from the COVID-19 pandemic other than delays in our revenue growth initiatives. However, the future effects of this pandemic or any resurgence thereof on economic and market conditions, as well as generally declining economic conditions, is uncertain and increases the subjectivity that will be involved in evaluating our estimates and assumptions underlying our critical accounting policies. Any events and changes in circumstances arising after September 30, 2022, including those resulting from the impacts of the COVID-19 pandemic or general economic conditions, will be reflected in management’s estimates for future periods.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and nine months ended September 30, 2022. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both September 30, 2022 and December 31, 2021.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and nine months ended September 30, 2022 and 2021, respectively.
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
A summary of our purchases of our common stock during the three months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
July 1, 2022 through July 31, 2022	—	$—	—	$15,091,097
August 1, 2022 through August 31, 2022	41,710	$8.03	37,275	$14,791,100
September 1, 2022 through September 30, 2022	101,434	$7.14	98,258	$14,091,108
Total	143,144	$7.40	135,533
(a) Of the 143,144 shares of common stock presented in the table above, 7,611 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 7,611 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2022, the Company had repurchased 517,672 shares under the Share Repurchase Program.
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

INFUSYSTEM HOLDINGS, INC.

Date: November 8, 2022	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)