Form 10-K
period 2022-12-31
InfuSystem Holdings, Inc
filed 2023-03-16
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $172,308,011. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 10, 2023 was 20,893,018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•our ability to remediate the material weaknesses in our internal control over financial reporting;
•the long-term effects of the coronavirus (“COVID-19”) pandemic, or any other global pandemic or disease outbreak, on our business;

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
Business Concept and Strategy
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States ("U.S.") and Canada.
Our services are provided under a two-platform model. Our lead platform, Integrated Therapy Services (“ITS”), provides the last-mile solution for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and services. Our second platform, Durable Medical Equipment Services (“DME Services”), supports our ITS platform and leverages the Company's strong service orientation to win incremental business from our direct payer clients.
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
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 800 third-party payer networks as of December 31, 2022, an increase of 4% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) our large pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; (vi) our growing team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.
ITS Segment
The ITS segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the ITS segment is to expand into treatment of other types of cancers. In 2022, our Oncology Business approximated 91% of our total ITS segment net revenues. In 2022, we generated approximately 47% of our total ITS segment net revenues from treatments for colorectal cancer and 44% of our ITS segment net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
•Wound Care - launched in November 2022, the Company established a partnership, SI Wound Care, LLC ("SI Wound Care"), with Sanara MedTech Inc. ("Sanara"). The partnership will focus on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products including Cork Medical LLC’s (“Cork”) negative pressure wound therapy (“NPWT”) devices and supplies and Sanara’s advanced wound care product line to new customers through the jointly controlled entity.
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

•Lymphedema Therapy – Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers, estimated to be 20% of the multi-billion-dollar Lymphedema market.
•Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, Pump Portal, DeviceHub and BlockPain Dashboard®.
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
DME Services Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other healthcare site settings, including hospitals, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 has supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. Our acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment by adding field service capabilities and complements the Company’s purchase of FilAMed.
Services
ITS Segment
Our core service within our ITS segment is our Oncology Business. After delivering our ambulatory pumps to oncology offices, infusion clinics, and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payers and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transit, or in our facilities for cleaning, calibration and storage as reserves for increased demand.
After a physician determines that a patient is eligible for ambulatory infusion pump therapy, the physician arranges for the patient to receive an infusion pump and provides the necessary chemotherapy drugs. The physician and nursing staff train the patient in the use of the pump and initiate service. The physician bills the payers, which may include Medicare, Medicaid, third-party payer companies or patients for the physician’s professional services associated with initiating and supervising the infusion pump administration, as well as the supply of drugs. We directly bill (i) payers, (ii) facilities of our Medicare patients, and (iii) patients for the use of the pump and related disposable supplies. Billing to payers requires coordination with patients and physicians who initiate the service, as physicians’ offices must provide us with appropriate documentation (patient’s insurance information, physician’s order, an acknowledgement of benefits that shows receipt of equipment by the patient, and, in some cases, physician’s progress notes) in order for us to submit a bill to the payers. We provide assistance to uninsured patients that cannot afford our pumps via our financial hardship program – a program that usually matches what our physician practices provide as long as the uninsured patients meet certain criteria. This billing process is handled from our Rochester Hills, Michigan location.
In addition to providing high quality and convenient care, we believe that our business offers significant economic benefits for patients, providers and payers.
•Our clinical support team employs oncology, pain, Intravenous Certified, and Oncology Certified registered nurses trained on ambulatory infusion pump equipment who staff our 24x7 customer service hotline to address questions that patients may have about their pump treatment, the infusion pumps or other medical or technical questions related to the pumps.

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
In addition to sales, rental and leasing services, we also provide biomedical maintenance, repair and certification services for the devices we offer as well as for devices owned by customers but not acquired from us. We operate pump service and repair “Centers of Excellence” from all of our locations across the U.S. and Canada and employ a staff of highly-trained technicians to provide these services. Our main Center of Excellence for service is our Lenexa, Kansas facility. In addition to the maintenance and repair services we perform at these facilities, we offer similar services that can be performed directly at our customer locations nation-wide through our team of field-based and traveling biomedical technicians.
As of December 31, 2022, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our ITS and DME Services segments had a historical cost of $99.2 million, up from $91.9 million at the end of 2021, and included approximately 125 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2022 and 2021, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $2.8 million and $1.8 million, respectively, for sale or rental.
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
Relationships with Physician Offices
As of December 31, 2022, we had business relationships with clinical oncologists in over 2,150 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the U.S., we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.
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
Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, as of December 31, 2022, we had gained more facilities than we had lost. We expect this trend to continue for the foreseeable future.
Employees
As of December 31, 2022, we had 438 employees, including 420 full-time employees and 18 part-time or contract employees. None of our employees are unionized.
Material Suppliers
We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by us in 2022. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies.
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
Environmental Laws
We are required to comply with applicable federal, state and local environmental laws regulating the disposal of cleaning agents used in the process of cleaning medical equipment, as well as the disposal of sharps and blood products used in connection with the pumps and medical equipment. We do not believe that compliance with such laws has a material effect on our business.
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
As of December 31, 2022, we had contracts with nearly 800 third-party payer networks, an increase of 4% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of net revenue in 2022, 2021 or 2020.

Competitors
We believe that our competition primarily consists of national, regional, and hospital-owned Durable Medical Equipment providers and service companies, physician providers and home care infusion providers and the competitive products and services they offer. An estimate of the number of competitors is not known or reasonably available, due to the wide variety in type and size of the market participants described below. We are not aware of any industry reports with respect to the competitive market described below. The description of market segments and business activities within those market segments is based on our experiences in the industry.
•National Durable Medical Equipment Providers and Service Companies: Other national providers and service companies have offerings similar to us. These products and service offerings include, but are not limited to, third-party reimbursement, direct rental and sale of infusion electronic and disposal pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, hospitals and other sites of care.
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
•Home Care Infusion Providers: Home care infusion providers provide chemotherapy drugs and services to allow for in-home patient treatment. We believe that home care infusion treatment can be very costly and that many patients do not carry insurance coverage that pay for home-based infusion services, resulting in larger out-of-pocket costs. Because home care treatments may take as long as six months, these costs can be high and can result in higher patient co-payments. We believe that home care providers may also be reluctant to offer 24x7 coverage or additional patient visits, due to capped fees.
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
Payer concentration may adversely impact our business.
As of December 31, 2022, we had contracts with nearly 800 third-party payer networks, an increase of 4% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer represented more than 10% of net revenue in 2022, 2021 or 2020. To the extent such dependency was to occur, significant fluctuations in revenues, results of operations and liquidity could arise if any significant contracted payer reduces its reimbursement for the services we provide.
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
The impact of U.S. health care reform legislation on us remains uncertain.
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
Our infusion pumps and related consumables are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and Moog Medical Devices Group. The loss or disruption of our relationships with outside vendors, including pumps, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions due to circumstances beyond our or our suppliers’ control, such as the 2020 outbreak of COVID-19. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.
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
We may also face reduced reimbursements from private third-party payers. In addition, our customers may be unable to make timely payments to us. Although we maintain allowances for estimated losses resulting from the inability of our customers to make required payments, we cannot guarantee that we will continue to experience the same loss rates that we have in the past. If we begin to experience an increase in our loss rates in excess of our allowances, it could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2022, we were under contract with nearly 800 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.
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
Covenants in our current and any future debt agreements restrict our business.
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
These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement also contains certain financial covenants. As of December 31, 2022, we were in compliance with all the covenants contained in the 2021 Credit Agreement, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.
Economic uncertainty or economic deterioration could adversely affect us.
There continues to be global economic uncertainty, as well as increased inflation, heightened interest rates and a recessionary environment. Ongoing political changes and conflicts in the U.S. and abroad continue to contribute to global economic uncertainty and volatility in the global financial markets. In February 2022, Russian forces launched significant military actions against Ukraine, which has caused significant international conflict, including sanctions, tensions and military actions. In addition, the effects of the COVID-19 pandemic have contributed to economic uncertainty. Continued economic uncertainty may continue to drive stock market and interest rate volatility, increased inflation and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.
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
The Company’s U.S. federal net operating loss carryforward for tax purposes was $35.7 million at December 31, 2022, resulting in a federal deferred tax asset of $7.5 million. Approximately $29.1 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2031. The Company’s realization of its deferred tax assets including the loss carryforwards is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income in sufficient amounts. There can be no assurance that we will generate the required amounts of taxable income before the expiration dates are reached.

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
•changes in health care policies in the U.S. or globally;
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
As of December 31, 2022, options to purchase 1,719,526 shares of common stock were outstanding, at a weighted average exercise price of $8.19 per share, of which 1,241,156 were exercisable at a weighted average exercise price of $6.98 per share. In addition, RSUs of 534,080 shares, with a weighted average grant date fair value of $11.85 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 125,117 shares, with a weighted average grant date fair value of $9.51 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.
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
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). As of December 31, 2022, our U.S. federal net operating loss carryforwards of approximately $29.1 million will begin to expire in various years beginning in 2031 and $6.6 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets. At December 31, 2020, management determined that the valuation allowance against the U.S. federal and state deferred taxes was no longer required and the valuation allowance of $11.2 million was released, which is described under the heading “Income Taxes” in Note 10 to our Consolidated Financial Statements included in this Form 10-K.
GENERAL RISK FACTORS
The Company has identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our ability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls, and weaken investor confidence in our financial reporting.
The Company's management is responsible for establishing and maintaining adequate internal controls over its financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 9A of Part II of this report, the Company identified material weaknesses in its internal controls as of December 31, 2022. Please see the discussion of these conclusions below under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. Due to the material weaknesses in the Company's internal control over financial reporting, the Company also concluded that its disclosure controls and procedures were not effective as of December 31, 2022.
The Company is actively engaged in developing a remediation plan designed to address each material weakness, but cannot be certain as to when its remediation plans will be fully completed. If the remedial measures are insufficient to address the material weaknesses or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results, which could materially and adversely affect the Company's business and results of operations or financial condition, restrict its ability to access the capital markets, require the Company to expend significant resources to correct the weaknesses or deficiencies, subject it to fines, lawsuits, penalties, judgements or other legal expenses, harm its reputation, create delays or the inability to meet future SEC reporting obligations or otherwise cause a decline in investor confidence.
The effects of a global pandemic or disease outbreak, such as the COVID-19 pandemic could disrupt our operations and adversely affect our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic caused significant volatility, uncertainty, and disruption in economic activity and financial markets globally, the effects of which are still continuing. Although the COVID-19 pandemic did not had any material unfavorable effect on our results of operations to date, there can be no assurance that a resurgence of the COVID-19 pandemic, or any other global pandemic or disease outbreak, will not have a material adverse effect on our future operational and financial performance. The ultimate extent to which the COVID-19 pandemic, or any future global pandemic or disease outbreak, could impact our operational and financial performance in future periods is currently uncertain and will depend on numerous evolving factors and future developments that we may not be able to accurately predict and to which we may not be able to respond. Such factors and developments include, but are not limited to: the duration, severity and spread of the outbreak; actions taken by government authorities to contain and mitigate the outbreak and the effectiveness of such actions (including the efficacy and distribution of any vaccines); the effect on the U.S. and global economies and actions taken in response; the overall impact on the businesses of our customers, partners, vendors and suppliers; the health of and effect on our workforce; the future effects to our operational and financial results of the changes we have made to protect the safety and well-being of our employees and future operational disruptions or challenges we may face; increased cybersecurity and information security risk as a result of the transition of our employees to a remote work environment; and how quickly and to what extent normal economic and operating conditions may resume. A prolonged outbreak of a disease, illness or virus could, among other things, strain our business continuity plans, create delays in our growth and strategic initiatives, reduce our sales and marketing activities, limit our sales peoples’ access to our clients, limit our access to financing on favorable terms, increase our exposure to potential impairment charges related to long-lived and intangible assets, hinder our ability to support our clients and operate our business effectively, heighten the risk of disruption to our information and reporting systems and internal controls, including those over financial reporting and other risk management systems, or require us to incur substantial costs. We cannot predict the degree to which the effects of the COVID-19 pandemic will ultimately impact our operations, however, the effects of the COVID-19 pandemic, or any other global pandemic or disease outbreak, alone or taken together, could adversely affect our future business, financial condition, results of operations and cash flows, and may also heighten other risks to which the Company is subject, including other risks discussed in this annual report on Form 10-K.

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
Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, pandemics, such as the COVID-19 pandemic, acts of war or terrorism and other adverse external events may affect our operations. Such events may have a detrimental effect on our gross revenue, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business, financial condition, results of operations and cash flows is materially and adversely affected.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NYSE American under the symbol INFU. As of March 10, 2023, we had approximately 266 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October 1, 2022 through October 31, 2022	13,675	$7.31	13,675	$13,991,109
November 1, 2022 through November 30, 2022	56,830	$8.71	—	$13,991,109
December 1, 2022 through December 31, 2022	—	$—	—	$13,991,109
Total	70,505	$8.44	13,675
(a) Of the 70,505 shares of common stock presented in the table above, 56,830 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 56,830 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of December 31, 2022, the Company had repurchased 531,347 shares under the Share Repurchase Program.
Dividends
Historically, we have not declared or paid any dividends on our common stock. Under the terms of our 2021 Credit Agreement, our ability to pay dividends on our common stock is limited, and we do not anticipate paying dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the fiscal year ended December 31, 2022.
Equity Compensation Plan Information
See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return to the Company's shareholders, the corresponding returns on the Russell 2000 Index during the five-year period ended December 31, 2022 assuming $100 was invested on December 31, 2017 with reinvestment of all dividends.

Stock Performance Graph ($)
$1,000
$750
$500
$250
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
InfuSystem
Russell 2000 Index

	2017	2018	2019	2020	2021	2022
InfuSystem	$100	$150	$371	$817	$740	$377
Russell 2000 Index	$100	$88	$109	$129	$146	$115

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” For discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.
Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the U.S. and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. ISI is accredited by the Community Health Accreditation Partner (CHAP) while First Biomedical is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and also ISO 13485 certified at our Bakersfield, California location.
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 800 third-party payer networks as of December 31, 2022, an increase of 4% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; (vi) growing team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
ITS Segment
Our ITS segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is our Oncology Business. Colorectal cancer is the fourth most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the ITS segment is to expand into treatment of other types of cancers. In 2022, our Oncology Business approximated 91% of our total ITS segment revenues. In 2022, we generated approximately 47% of our total ITS segment revenues from treatments for colorectal cancer and 44% of our ITS segment revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the FDA, as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
Furthermore, our Oncology Business focuses mainly on the continuous infusion of chemotherapy. Continuous infusion of chemotherapy can be described as the gradual administration of a drug via a small, lightweight, portable infusion pump over a prolonged period of time. A cancer patient can receive his or her medicine anywhere from one to 30 days per month depending on the chemotherapy regimen that is most appropriate to that individual’s health status and disease state. This may be followed by periods of rest and then repeated cycles with treatment goals of progression-free disease survival. This drug administration method has replaced intravenous push or bolus administration in specific circumstances. The advantages of slow continuous low doses of certain drugs are well documented. Clinical studies support the use of continuous infusion chemotherapy for decreased toxicity without loss of anti-tumor efficacy. The NCCN Guidelines recommend the use of continuous infusion for treatment of numerous cancer diagnoses. We believe that the growth of continuous infusion therapy is driven by three factors: evidence of improved clinical outcomes; lower toxicity and side effects; and a favorable reimbursement environment.
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
•Wound Care - launched in November 2022, the Company established the SI Wound Care partnership with Sanara. The partnership will focus on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products including Cork NPWT devices and supplies and Sanara's advanced wound care product line to new customers through the jointly controlled entity.
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
•Lymphedema Therapy – Lymphedema therapy includes providing patient care and customer service, pneumatic compression devices and associated garments through our partnership with Bio Compression Systems, Inc. to outpatients, initially targeting our existing acute care and oncology customers, estimated to be 20% of the multi-billion-dollar Lymphedema market.
•Information technology-based services - we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, Pump Portal, DeviceHub and BlockPain Dashboard®.
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
DME Services Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other healthcare site settings, including, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. We purchase new and pre-

owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 has supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. Our acquisition of OB Healthcare, a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s DME Services segment by adding field service capabilities and complements the Company’s purchase of FilAMed.
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
COVID-19 Update
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which spread globally and throughout the U.S.. In response, we took a number of precautionary and preemptive steps to protect the safety and well-being of our employees while ensuring continuity of service to our clients and undertook preparedness plans at our facilities to maintain continuity of operations, which provide for flexible work arrangements without any significant disruptions to our business or control processes. Our management team is continuing to actively monitor the situation and is in constant communication with our workforce as well as with our customers and vendors.
The COVID-19 global pandemic caused significant disruption to the U.S. and global economies and has severely impacted the overall healthcare industry and the related supply chain. During 2020, the focus on preparing and treating large numbers of COVID-19 patients resulted in significant shifts in demand and related shortages in certain types of medical equipment, including infusion pumps, while at the same time reducing capacity for non-COVID-19 services such as elective surgeries. During 2020, these impacts created a significant net favorable dynamic for InfuSystem resulting in increased net revenues and margins in certain of our service lines only partially offset by reductions in others. Some of these benefits did not occur in 2022 or 2021, such as elevated levels of sales of new and pre-owned medical equipment, whereas some diminished during these periods, including a portion of the increased volume of rental revenues. During 2021, outbreaks of COVID-19, including the Delta and Omicron variants, unfavorably impacted our revenue growth initiatives in certain product lines including Pain Management and NPWT, The impacts included scattered restrictions on elective surgeries and delayed ramp-up in treatment volumes for new customers, both of which unfavorably impacted the Pain Management business, and restricted physical access to our customers facilities, which unfavorably impacted both the Pain Management and NPWT businesses. During 2022, disruptions in our supply of disposable medical supplies impacted our ability to add new customers, mainly in the the Pain Management business. The COVID-19 pandemic continues to heighten potential risks that did not impact the Company in 2020, 2021 or 2022, but may impact the Company on a delayed basis, such as disruptions in our supply chain and increased costs of the products we sell and for our labor force. We continue to prepare for disruptions in the current and future periods, both positive and negative.
While the COVID-19 pandemic has not had any material unfavorable effect on our operations to date, the extent and nature of the impact in the future, if any, will depend on future developments, which are highly uncertain, cannot be predicted and could have a material adverse impact on our financial position, operating results and cash flows.

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	Increase/ (Decrease)
Net revenues:
ITS	$68,881	$65,598	$3,283
DME Services (inclusive of inter-segment revenues)	47,506	42,537	4,969
Less: elimination of inter-segment revenues	(6,473)	(5,753)	(720)
Total	109,914	102,382	7,532
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	43,433	42,046	1,387
DME Services	19,138	18,151	987
Total	62,571	60,197	2,374
Selling, general and administrative expenses
Provision for doubtful accounts	87	77	10
Amortization of intangibles	2,494	4,262	(1,768)
Selling and marketing	12,259	10,777	1,482
General and administrative	46,077	42,261	3,816
Total selling, general and administrative expenses	60,917	57,377	3,540
Operating income	1,654	2,820	(1,166)
Other expense	(1,524)	(1,563)	39
Income before income taxes	130	1,257	(1,127)
(Provision for) benefit from income taxes	(112)	163	(275)
Net income	$18	$1,420	$(1,402)
Net income per share
Basic	$—	$0.07	$(0.07)
Diluted	$—	$0.06	$(0.06)
Weighted average shares outstanding:
Basic	20,648,818	20,519,958	128,860
Diluted	21,547,306	22,049,659	(502,353)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the year ended December 31, 2022 were $109.9 million, an increase of $7.5 million, or 7.4%, compared to $102.4 million for the year ended December 31, 2021. The increase included higher net revenues for both the ITS and DME Services segments.
ITS
ITS net revenue of $68.9 million increased $3.3 million, or 5.0%, during the year ended December 31, 2022 as compared to the prior year. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management, and improved third party payer collections on billings. Pain Management net rental revenue for 2022 increased by $1.0 million, or 28.4%, as compared to the same period in 2021. This increase, due to expansion of the program to additional customer sites of care over the last two years, occurred despite treatment volumes being unfavorably impacted by decreased elective surgeries during the first few months of 2022 related to COVID-19.

DME Services
DME Services net revenue of $41.0 million (exclusive of inter-segment revenues) increased $4.2 million, or 11.6%, during 2022 as compared to the prior year. DME Services net revenue excludes inter-segment revenues for both periods. This increase included higher biomedical services revenue which increased by $2.3 million, or 50%, and increased equipment rentals totaling $1.8 million, or 11%. The increased biomedical revenue included revenue totaling $1.2 million from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022. During 2022, revenue under the contract represented the initial stages of an overall ramp-up period which was originally expected to span the first 15 months of the contract period and reach revenue totaling $10 to $12 million annually. The actual onboarding pace realized during 2022 has been slower than originally expected, however, during 2023 the monthly on-boarding rate is expected to accelerate. We now anticipate reaching an annualized run rate of $10 million by September 2023, 18 months after the initial launch, and $12 million by December 2023. On-boarding activities are expected to level off during the first quarter of 2024 to bring total annualized revenue under the contract to an amount slightly above the original expected range. Higher revenue also included approximately $0.5 million related to the full-period effect from the acquisitions of the FilAMed and OB Healthcare businesses during the first and second quarters of 2021, respectively and increased rental revenue reflecting increased market demand as customers looked to supplement their infusion pump fleets in the face of supply chain disruptions of disposable medical supplies used with certain model infusion pumps.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the year ended December 31, 2022 totaling $62.6 million increased $2.4 million, or 3.9%, from $60.2 million during the year ended December 31, 2021. The increase was driven by the increase in net revenues partially offset by a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin decreased to 56.9% during 2022, as compared to 58.8% during the prior year period, a decrease of 1.9%. The increase in gross profit was attributable to both the ITS and DME Services segments. Similarly, the gross margin was lower for both operating segments during 2022 as compared to 2021.
ITS
ITS gross profit was $43.4 million, during 2022, representing an increase of $1.4 million, or 3.3%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin which was 63.1% during 2022, a decrease of 1.0%, from the prior year. The lower gross margin was the result of a $1.0 million increase in the adjustment recorded for pump disposal expenses and $0.7 million higher pump maintenance expenses as compared to the prior year. These increased expenses were partially offset by improved third party payer collections on billings and improved coverage of fixed costs from the higher net revenue. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. The increase was mainly related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. Pump maintenance expenses, which include preventative maintenance, cleaning and repair services mainly performed by the DME Services segment, were unusually high during the second and third quarters of 2022 due to the timing of service performance.
DME Services
DME Services gross profit during 2022 was $19.1 million, representing an increase of $1.0 million, or 5.4%, over the prior year. This increase was due to higher net revenue partially offset by lower gross margin. The DME gross margin was 46.6% during 2022, which was 2.7% lower than the prior year. This decrease was the result of gross margin mix associated with higher biomedical services revenue, which has a lower gross margin percentage than other business lines in the DME Services segment, and an increase in labor costs related to an increase in the number of biomedical technicians hired in order to increase the capacity in biomedical services in anticipation of increased biomedical services demand. Higher biomedical services revenue anticipated in 2023 is expected to absorb the increased labor costs.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2022 was $2.5 million compared to $4.3 million for the year ended December 31, 2021 representing a decrease of $1.8 million, or 41.5%. The decrease is attributable to certain intangible assets becoming fully amortized. Amortization expense is expected to decrease further in 2023 to less than $1.0 million based on the current amortization schedule.
Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2022 were $12.3 million, an increase of $1.5 million, compared to 2021. Selling and marketing expenses as a percentage of net revenues increased to 11.2% compared to 10.5% in

2021. This increase reflected $1.2 million in increased marketing expenses and higher customer travel expenses totaling $0.1 million. The higher marketing expenses related to expansion of our digital marketing activities, higher costs for our national sales meeting, which was held in-person for the first time since the outbreak of COVID-19, increased participation in trade shows and other increased expenses. The higher travel expenses occurred because travel restrictions related to COVID-19 were lifted during 2021 and, accordingly, travel activities increased during 2022. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.
General and Administrative (“G&A”) Expenses
G&A expenses for the year ended December 31, 2022 were $46.1 million, an increase of 9.0% from $42.3 million for the year ended December 31, 2021. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, annual management incentive bonuses, insurance and other miscellaneous items. The increase of $3.8 million, included $1.5 million in inflation related increases in wages and employee benefits, a $1.7 million increase in the expense for our short-term incentive compensation plan, approximately $1.0 million in IT related expenses to develop business applications for the Biomedical Services business, $0.7 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002, $0.6 million in severance and other termination costs associated with a reorganization of certain management positions and $0.1 million of additional G&A expenses for the FilAMed and OB Healthcare businesses. Other increased expenses totaling $2.1 million were associated with revenue volume growth and included the cost of additional personnel, information technology and general business expenses. These increases were partially offset by a decrease in stock-based compensation expense of $2.6 million. G&A expenses as a percentage of net revenues for 2022 increased to 41.9% compared to 41.3% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage of fixed costs.
Other Income and Expenses
During the year ended December 31, 2022, we incurred interest expense of $1.4 million, which approximately equaled interest expense during the year ended December 31, 2021.
Provision for/Benefit from Income Taxes

During the year ended December 31, 2022, the Company recorded a provision for income taxes of $0.1 million, representing an effective tax rate of negative 86.0% on pre-tax income totaling $0.1 million. This effective tax rate for 2022 differed from the U.S. statutory rate mainly due to state, local and foreign taxes and permanent differences between expense recognized for book purposes versus tax purposes including differences associated in the amounts of equity compensation expense and limits on compensation for certain executive members of management. During the year ended December 31, 2021, the Company recorded a benefit from income taxes of $0.2 million, representing an effective tax rate of negative 13% on pre-tax income totaling $1.3 million. This effective tax rate for 2021 differed from the U.S. statutory rate mainly due to permanent differences in the amounts of equity compensation expense recognized for book purposes versus tax purposes.

Subsequent Events
We have evaluated subsequent events through the date that our consolidated financial statements are issued with nothing to report.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreements. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger, and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015 (the “2015 Credit Agreement”). See Note 8 (Debt) in the notes to the accompanying condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and 2015 Credit Agreement.

The following table summarizes our available liquidity (in millions):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$0.2	0.2
Revolving line of credit availability	41.2	41.4
Available liquidity	$41.4	41.6
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
The 2021 Credit Agreement was accounted for as a debt modification that resulted in a small increase to deferred debt issuance costs. As of December 31, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term was 36 months. Because the arrangement contained a purchase option that the Company was reasonably certain to exercise, this transaction did not qualify for the sale-

leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received had been classified as other financing liability. During the fourth quarter of 2021, the Company recorded and additional $0.2 million of interest expense to reflect the amount expected to be paid upon the exercise of the purchase option at the end of its other financing transaction. As of December 31, 2022, all amounts owed under this arrangement had been paid.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2022	December 31, 2021
Revolver:
Gross availability	$75,000	$75,000
Outstanding draws	(33,384)	(32,974)
Letters of credit	(400)	(600)
Availability on Revolver	$41,216	$41,426
As of December 31, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at December 31, 2022 was 6.52% (LIBO of 4.27% plus 2.25%). The actual ABR loan rate at December 31, 2022 was 8.75% (lender’s prime rate of 7.50% plus 1.25%).
Share Repurchases
As noted above, our Board of Directors approved the Share Repurchase Program on June 30, 2021. As of December 31, 2022, the Company had repurchased and retired approximately $6.0 million, or 531,347 shares, of the Company's outstanding common stock under the Share Repurchase Program and had approximately $14.0 million of available repurchases remaining under the program. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Years Ended December 31,
In millions	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$17.5	$18.3	$(0.8)
Net cash used in investing activities	$(11.5)	$(21.3)	$9.8
Net cash used in financing activities	$(6.1)	$(6.5)	$0.4
Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2022 was $17.5 million compared to $18.3 million for the year ended December 31, 2021. This $0.8 million, or 4.4%, decrease was primarily attributable to a decrease in net income adjusted for non-cash items of $17.1 million during 2022 as compared to $21.0 million during 2021, a decrease of $3.9 million, or 18.5%. This amount was partially offset by favorable cash flow effect from changes in working capital amounts which represented a net source of cash during 2022 totaling $0.4 million versus a net use of cash during 2021 of $2.7 million, or a net favorable improvement totaling $3.1 million.
The decrease in net income adjusted for non-cash items resulted from the increases in our selling, marketing, and G&A expenses during 2022 as compared to 2021. These increases were partially offset by a higher gross profit. Non-cash items include depreciation, amortization, changes in the provision for doubtful accounts, loss on disposal of medical equipment, gain on sale of medical equipment, stock-based compensation and deferred income taxes.
The favorable net cash flow from changes in in working capital items included a favorable improvement in accounts payable and other liabilities offset partially by an unfavorable impact from accounts receivable. Accounts payable and other liabilities increased by $2.9 million during 2022 and decreased by $2.4 million during 2021 resulting in a net increase in cash flows totaling $5.3 million during 2022 as compared to the prior year. This change was mainly due to a reduction in the accrual for our short term incentive plan which was lower, along with the associated expense, during 2021 as compared to both 2020 and 2022. During 2022, accounts receivable increased by $1.2 million and decreased by $0.8 million during 2021 resulting in a net decrease in cash flows. The change was due to an increase in growth in net revenues during the end of 2022 as compared to the end of 2021. During the fourth quarter of 2022 net revenue grew sequentially from the third quarter of 2022 by $1.6 million whereas during the fourth quarter of 2021 net revenue was the same as net revenue during the third quarter of 2021.
Investing Cash Flow. Net cash used in investing activities was $11.5 million for the year ended December 31, 2022 compared to $21.3 million for the year ended December 31, 2021. This $9.8 million decrease in net cash used was primarily due to the acquisitions of FilAMed and OB Healthcare totaling $8.0 million during 2021 and a $1.6 million decrease in purchases of medical equipment. There were no acquisitions during 2022. The lower purchase volume of medical equipment was due to a lower amount of net revenue growth in the ITS Segment, which has a greater need for medical devices in its operations, during 2022 as compared to 2021.
Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2022 was $6.1 million compared to $6.5 million for the year ended December 31, 2021. The use of cash during 2022 included $5.5 million used to repurchase the Company's common stock, $1.2 million used to repurchase common stock to satisfy statutory withholding on employee stock-based compensation and $0.8 million used to pay a contingent consideration associated with the 2021 acquisition of OB Healthcare. Borrowings on the 2021 Revolving Line of Credit were fully offset by principal payments. The use of cash during 2021 was mainly related to the refinancing of our bank debt on February 5, 2021. Prior to that date, we operated under the 2015 Credit Agreement which included three term notes and a revolving line of credit. At the beginning of 2021, we had $9.6 million in cash on hand and no outstanding borrowings under the then outstanding revolving line of credit. The 2015 Credit Agreement was completely repaid and replaced by the 2021 Credit Agreement, which has a new $75 million revolving line of credit and no term notes. This structure allowed the Company to use a portion of its available cash, totaling $7.9 million, to reduce its overall outstanding debt on the closing date of the financing. Other amounts of cash used in financing activities during 2021 included net revolving line of credit repayments under the 2021 Credit Agreement made from our operating cash flows after the date of the February 5, 2021 refinancing totaling $3.8 million, $0.6 million used to repurchase the Company's common stock and $0.6 million in principal payments on our other financing. These amounts were partially offset by revolving line of credit borrowings totaling $8.0 million used to acquire FilAMed and OB Healthcare.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition; leases; accounts receivable and allowance for doubtful accounts; income taxes; equity compensation valuations; and long-lived asset valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.
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
Leases
The Company accounts for leases following Accounting Standards Codification (“ASC”) Topic 842, Leases, ("Topic 842"). Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.
Topic 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, the Company did not recognize ROU assets and lease liabilities for these leases.
In adopting Topic 842, the Company determined and will continue to determine whether an arrangement is a lease at inception. The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next nine years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options. The Company is not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.
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
Impairment of Long-lived Assets, including Goodwill and Intangible Assets
Goodwill is tested for impairment annually or more frequently when certain events or circumstances trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If we choose that option, then we would not be required to perform a quantitative goodwill impairment test unless we determine that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not, or if we choose not to perform a qualitative assessment, we will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. We performed our annual impairment analysis by using a quantitative assessment as of October 31, 2022 and determined that there was no impairment. Any changes in management's judgments could result in impairment charges in the future.
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, or if we choose not to perform a qualitative assessment, we will then proceed with a quantitative assessment. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. We performed our annual impairment analysis by using a quantitative assessment as of October 31, 2022 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. In December 2022 and 2021, respectively, the Company assessed the impairment indicators and found none to be present.
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
Other long-lived assets include medical equipment in rental service which consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. The Company periodically performs an analysis to identify potentially missing medical equipment and records a reserve equal to the underlying net book value.
Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax basis of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our 2021 Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in our functional currency which is the U.S. Dollar ("USD") and include exposures primarily to the Canadian Dollar.
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three-year period ended December 31, 2022. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of December 31, 2022 and 2021, respectively.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet.  When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk.  We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2022 and 2021 and information related to the effect of derivative instruments included in our consolidated income statement and statement of comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during 2022 and 2021.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one-week and two-month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. The Company's 2021 Credit Agreement, discussed in Note 8 to the Consolidated Financial Statements, and the Company's interest rate swap agreements, discussed in Note 9 to the Consolidated Financial Statements, are indexed to USD LIBOR and management is monitoring this activity and evaluating the related risks.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
InfuSystem Holdings, Inc.
Rochester Hills, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023, expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Third-Party Payer Rental Revenue
As described in Note 2 and Note 4 of the Company’s consolidated financial statements, variable consideration related to third-party payer rentals is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions (“payer reimbursement rates”). Such payer reimbursement rates are based on historical collections with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach. For the year ended December 31, 2022, the Company’s consolidated revenues attributable to third-party payer rentals were $55.5 million.
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
March 16, 2023

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
InfuSystem Holdings, Inc.
Rochester Hills, Michigan
Opinion on Internal Control over Financial Reporting
We have audited InfuSystem Holdings, Inc.'s and its subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company did not maintain in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as "the financial statements") and our report dated March 16, 2023, expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding the following:
1.Management's failure to design and implement effective controls over the completeness and accuracy of information used by control owners in the operation of certain controls across financial statement areas.
2.Management's failure to design and implement effective controls used in financial reporting processes, including general information technology controls over access rights within certain financial reporting and accounting applications which led to ineffective segregation of duties over certain business processes, the creation and review of journal entries, and account reconciliations.
3.Management's failure to design and implement effective controls over management's review of established pricing and contract terms to support recorded revenue and accounts receivable for the DME Services Direct Payer Rentals, DME Services Product Sales, DME Services - Service and ITS Direct payer Rentals revenue streams.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Troy, Michigan
March 16, 2023

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except par value and share data)	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$165	$186
Accounts receivable, net	16,871	15,405
Inventories	4,821	3,939
Other current assets	2,922	2,535

Total current assets	24,779	22,065
Medical equipment for sale or rental	2,790	1,742
Medical equipment in rental service, net of accumulated depreciation	39,450	39,871
Property & equipment, net of accumulated depreciation	4,385	4,523
Goodwill	3,710	3,710
Intangible assets, net	8,436	10,930
Operating lease right of use assets	4,168	4,241
Deferred income taxes	9,625	10,033
Derivative financial instruments	1,965	355
Other assets	80	116

Total assets	$99,388	$97,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,341	$7,862
Current portion of long-term debt	—	349
Other current liabilities	6,126	4,685

Total current liabilities	14,467	12,896
Long-term debt, net of current portion	33,157	32,748
Operating lease liabilities, net of current portion	3,761	3,670

Total liabilities	$51,385	$49,314

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,781,977 shares issued and outstanding as of December 31, 2022 and 20,699,546 shares issued and outstanding as of December 31, 2021	2	2
Additional paid-in capital	105,856	101,905
Accumulated other comprehensive income	1,489	268
Retained deficit	(59,344)	(53,903)

Total stockholders’ equity	48,003	48,272

Total liabilities and stockholders’ equity	$99,388	$97,586
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020

Net revenues	$109,914	$102,382	$97,388
Cost of revenues	47,343	42,185	38,629
Gross profit	62,571	60,197	58,759

Selling, general and administrative expenses:
Provision for doubtful accounts	87	77	791
Amortization of intangibles	2,494	4,262	4,285
Selling and marketing	12,259	10,777	9,661
General and administrative	46,077	42,261	35,195

Total selling, general and administrative	60,917	57,377	49,932

Operating income	1,654	2,820	8,827
Other expense:
Interest expense	(1,402)	(1,377)	(1,255)
Other expense	(122)	(186)	(29)

Income before income taxes	130	1,257	7,543
(Provision for) benefit from income taxes	(112)	163	9,789
Net income	$18	$1,420	$17,332
Net income per share
Basic	$—	$0.07	$0.86
Diluted	$—	$0.06	$0.80
Weighted average shares outstanding:
Basic	20,648,818	20,519,958	20,106,940
Diluted	21,547,306	22,049,659	21,717,216

Comprehensive income:
Net income	$18	$1,420	$17,332
Other comprehensive income:
Unrealized gain on hedges	1,609	355	—
Provision for income tax on unrealized hedge gain	(388)	(87)	—
Net comprehensive income	$1,239	$1,688	$17,332
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital		Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value Amount		Retained Deficit		Shares	Par Value Amount
Balances at January 1, 2020	23,401	$2	$83,699	$(61,367)	$—	(3,518)	$—	$22,334
Stock-based shares issued upon vesting - gross	505	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,610	—	—	—	—	2,610
Employee stock purchase plan	29	—	190	—	—	—	—	190
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(147)	—	(1,714)	—	—	—	—	(1,714)
Common stock - issued	28	—	—	—	—	—	—	—
Net income	—	—	—	17,332	—	—	—	17,332
Balances at December 31, 2020	23,816	2	84,785	(44,035)	—	(3,518)	—	40,752
Stock-based shares issued upon vesting - gross	462	—	812	—	—	—	—	812
Stock-based compensation expense	—	—	6,404	—	—	—	—	6,404
Employee stock purchase plan	32	—	348	—	—	—	—	348
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(59)	—	(1,172)	—	—	—	—	(1,172)
Retirement of treasury stock	(3,518)	—	10,728	(10,728)	—	3,518	—	—
Common stock repurchased as part of share repurchase program	(33)	—	—	(560)	—	—	—	(560)
Other comprehensive income	—	—	—	—	268	—	—	268
Net income	—	—	—	1,420	—	—	—	1,420
Balances at December 31, 2021	20,700	2	101,905	(53,903)	268	—	—	48,272
Stock-based shares issued upon vesting - gross	657	—	891	—	—	—	—	891
Stock-based compensation expense	—	—	3,825	—	—	—	—	3,825
Employee stock purchase plan	61	—	428	—	—	—	—	428
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(137)	—	(1,193)	—	—	—	—	(1,193)
Common stock repurchased as part of share repurchase program	(499)	—	—	(5,459)	—	—	—	(5,459)
Other comprehensive income	—	—	—	—	1,221	—	—	1,221
Net income	—	—	—	18	—	—	—	18
Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	—	$—	$48,003
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$18	$1,420	$17,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	87	77	791
Depreciation	10,866	10,363	9,740
Loss on disposal of and reserve adjustments for medical equipment	1,933	1,029	418
Gain on sale of medical equipment	(2,183)	(2,545)	(3,577)
Amortization of intangible assets	2,494	4,262	4,285
Amortization of deferred debt issuance costs	73	151	17
Stock-based compensation	3,825	6,404	2,610
Deferred income taxes	19	(153)	(10,071)
Changes in assets - (increase)/decrease:
Accounts receivable	(1,153)	829	(2,631)
Inventories	(882)	(864)	(102)
Other current assets	(387)	(133)	(740)
Other assets	(135)	(161)	(186)
Changes in liabilities - increase/(decrease):
Accounts payable and other liabilities	2,942	(2,363)	2,394
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,517	18,316	20,280

INVESTING ACTIVITIES
Acquisition of business	—	(7,976)	—
Purchase of medical equipment	(14,094)	(15,676)	(15,820)
Purchase of property and equipment	(982)	(980)	(1,094)
Proceeds from sale of medical equipment, property and equipment	3,598	3,317	4,752
NET CASH USED IN INVESTING ACTIVITIES	(11,478)	(21,315)	(12,162)

FINANCING ACTIVITIES
Principal payments on long-term debt	(42,035)	(81,660)	(37,180)
Cash proceeds from long-term debt	42,022	76,191	37,587
Debt issuance costs	—	(386)	—
Cash payment of contingent consideration	(750)	—	—
Common stock repurchased as part of share repurchase program	(5,459)	(560)	—
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,193)	(1,172)	(1,714)
Cash proceeds from stock plans	1,355	1,124	190
NET CASH USED IN FINANCING ACTIVITIES	(6,060)	(6,463)	(1,117)

Net change in cash and cash equivalents	(21)	(9,462)	7,001
Cash and cash equivalents, beginning of period	186	9,648	2,647
Cash and cash equivalents, end of period	$165	$186	$9,648
See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information:

	Years Ended December 31,
(in thousands)	2022	2021	2020

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,310	$1,113	$1,214
Cash paid for income taxes	153	171	102
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$1,902	$1,590	$793
Additions to contingent consideration (b)	—	750	—
Additions to cash proceeds from stock plans (c)	—	36	—

(a) Amounts consist of current liabilities for medical equipment and property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2022, 2021 and 2020, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.
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

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Nature of Operations
InfuSystem Holdings, Inc. and its consolidated subsidiaries (the “Company”) are a leading national provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from seven locations in the United States ("U.S.") and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem Inc. (“ISI”) and First Biomedical, Inc. ("First Biomedical") are both operating subsidiaries of the Company.
The Company’s core service is to supply electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc. and Moog Medical Devices Group each supplied more than 10% of the ambulatory pumps purchased by the Company in 2022. The Company has a supply agreement in place with each of these suppliers. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies.
In addition, the Company sells or rents new and pre-owned pole-mounted and ambulatory infusion pumps to, and provides biomedical recertification, maintenance and repair services for oncology practices, as well as other alternate site settings including home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others.
The Company purchases new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. The Company repairs, refurbishes and provides biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within the Company’s ambulatory infusion pump management service.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains substantially all of its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in accounts payable in current liabilities in the consolidated balance sheet. At December 31, 2022, the Company did not have any cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payers. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for doubtful accounts is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts was $1.1 million as of both December 31, 2022 and 2021.
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
Medical Equipment
Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) held for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the current period. The Company periodically performs an analysis to identify potentially missing Equipment and records a reserve equal to the underlying net book value, which was $2.3 million and $1.1 million as of December 31, 2022 and 2021, respectively. This amount approximates the accelerated depreciation the Company would recognize over the remaining useful lives of the assets. During the current period, the Company changed its estimate for missing pumps used by certain therapies by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of December 31, 2022 and increased its cost of sales for the twelve months ended December 31, 2022 by $0.4 million. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of both December 31, 2022 and 2021.
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
Goodwill
Goodwill is tested for impairment annually or more frequently when certain events or circumstances trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If the Company chooses that option, then the Company would not be required to perform a quantitative goodwill impairment test unless the Company determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that an impairment is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2022 and determined that there was no impairment.
Intangible Assets
Intangible assets consist of trade names, physician and customer relationships, unpatented technology, non-competition agreements and software. The Company amortizes the value assigned to the physician and customer relationships on a straight-line basis over the period of expected benefit, which ranges from fifteen to twenty years. The acquired physician and customer relationship base represents a valuable asset of the Company due to the expectation of future business opportunities to be leveraged from the existing relationship with each physician and customer. The Company has long-standing relationships with numerous oncology clinics, physicians, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. The useful lives of these relationships are based on the expected attrition rates. Acquired software is amortized on a straight-line basis over the period of expected benefit, which ranges from three to five years. Acquired unpatented technology arose from recent acquisitions and is amortized on a straight-line basis over the period of expected benefit, which is seven years. This asset represents acquired knowledge of repair solutions that will be leveraged into opportunities into the acute care market. The non-competition agreements arose from recent acquisitions and are amortized on a straight-line basis over the terms of the agreements, which is five years. Trade names associated with the original acquisition of InfuSystem are not amortized.
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, or if the Company chooses not to perform a qualitative assessment, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2022 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
Software Capitalization and Depreciation
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the year ended December 31, 2022, but did obtain and capitalize $0.3 million of internal-use software for the year ended December 31, 2021 in connection with the Company's acquisition of OB Healthcare Corporation. Amortization expense for capitalized software was $0.1 million in 2022, $1.6 million in 2021 and $1.9 million in 2020.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. For the year ended December 31, 2022, the Company assessed the impairment indicators and found none to be present.
Impairment of Long-Lived Assets
Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. For the years ended December 31, 2022, 2021 and 2020, respectively, the Company assessed the impairment indicators and found none to be present.
Leases
The Company accounts for leases following Accounting Standards Codification ("ASC") Topic 842, Leases,("Topic 842"). Under Topic 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.
Topic 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the “combining lease and non-lease components” practical expedient and also elected to apply the short-term lease recognition exemption to certain leases; therefore, the Company did not recognize ROU assets and lease liabilities for these leases.
In adopting Topic 842, the Company determined and will continue to determine whether an arrangement is a lease at inception. The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next nine years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options. The Company is not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.
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
The Company generates its revenues from the rental of infusion pumps to its customers and from product sales and services. For the rental service performance obligation, revenue is based on its standalone price, determined by using reimbursement rates established by third-party payer or other contracts. Revenue is recognized in the period in which the related performance obligation is satisfied, which is typically at the point in time that a patient concludes a treatment, or in certain arrangements, based on the number of pumps that a facility has onsite. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized at the time that the service work has been completed.
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
Customer Concentration
As of December 31, 2022, the Company had contracts with nearly 800 third-party payer networks, an increase of 4% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless the Company or the contracted payer elect not to renew. The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of its Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of the Company's net revenue in 2022, 2021 or 2020.
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
Treasury Stock
The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the board. Treasury stock is accounted for using the par value method. In 2021, the Company retired the approximately 3,500,000 shares that were previously held in treasury. As of December 31, 2022, the Company does not have any shares being held in treasury.
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

Additionally, the Company also determines the fair value of performance-based restricted stock units (“PSUs”) based upon the type of performance measure. These awards typically vest after the Company’s achievement of either a specific Company performance metric or when the market value of the Company’s stock meets a specific metric such as when the closing price of the Company's stock reaches a target value for a minimum number of consecutive trading days. Under Financial Accounting Standards Board (“FASB”) ASC Topic 718, the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to prepare a “Monte Carlo simulation” to account for the market condition to assist management in its conclusion of fair value. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. Compensation costs are accelerated if the market condition is satisfied prior to the end of the service period derived under the Monte Carlo simulation. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares estimated to be delivered subject to the award terms. Company performance measure goals are considered a performance condition and the timing and amount of compensation cost for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date and during the vesting period.
Deferred Debt Issuance Costs
Capitalized debt issuance costs as of December 31, 2022 and 2021 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.
Earnings Per Share
The Company reports its earnings per share which includes the presentation of both basic and diluted earnings per share on the statements of operations. The diluted weighted average common shares include adjustments for the potential effects of outstanding stock options but only in the periods in which such effect is dilutive under the treasury stock method. Included in our basic and diluted weighted average common shares are those stock options and restricted stock awards due to participants granted from the 2014 and 2021 stock incentive plans. Anti-dilutive stock awards are comprised of stock options and unvested restricted stock awards, which would have been anti-dilutive in the application of the treasury stock method. In periods where the Company records a net loss, the diluted per share amount is the same as the basic per share amount.
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Years Ended December 31,
	2022	2021	2020
Numerator (in thousands):
Net income:	$18	$1,420	$17,332
Denominator:
Weighted average common shares outstanding:
Basic	20,648,818	20,519,958	20,106,940
Dilutive effect of common stock equivalents	898,488	1,529,701	1,610,276
Diluted	21,547,306	22,049,659	21,717,216

Stock options of 1,085,855, 368,056 and 18,321 shares were not included in the calculation for the years ended December 31, 2022, 2021 and 2020, respectively, because they would have an anti-dilutive effect.
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
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets as of December 31, 2022 and 2021 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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

3.Business Combinations
Acquisitions Accounted for Using the Purchase Method
On January 31, 2021, the Company acquired the business and the majority of the assets of FilAMed, a privately-held biomedical services company based in Bakersfield, California. In becoming a part of the Company's DME Services segment, this acquisition supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others.
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
Purchase Price Allocation
Pursuant to ASC Topic 805, “Business Combinations,” the purchase price for each of the acquisitions was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition dates. The purchase price allocations were primarily based upon a valuation using management’s estimates and assumptions. The purchase price allocation was completed for FilAMed and OB Healthcare as of December 31, 2021. The following tables summarize the consideration paid and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates for both FilAMed and OB Healthcare (in thousands):

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
The Company fully paid all consideration for FilAMed as of December 31, 2021. On the OB Healthcare acquisition date, the Company made an initial cash payment of $6.1 million with subsequent cash payments of $0.4 million during the year ended December 31, 2021 and had an additional estimated amount due to the seller for contingent consideration of $0.8 million, which was recorded in the balance sheet under the heading for other current liabilities. The contingent consideration arrangement, as amended, required the Company to pay OB Healthcare $0.8 million if certain written contracts were executed. As of December 31, 2022, the requirement under the contingent consideration arrangement had been satisfied and the Company made the required payment.
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

	Years Ended December 31,
	2021	2020
Revenue	$103,152	$100,032
Net income	$1,936	$16,498

4.Revenue Recognition
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Years Ended December 31,
	2022		2021		2020
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
ITS Third-Party Payer Rentals	$55,538	50.5%	$52,847	51.6%	$49,266	50.6%
DME Services Direct Payer Rentals	18,607	16.9%	16,770	16.4%	16,719	17.2%
ITS Direct Payer Rentals	13,236	12.1%	12,532	12.2%	11,806	12.1%
DME Services Product Sales	15,359	14.0%	15,296	15.0%	17,357	17.8%
ITS Product Sales	107	0.1%	218	0.2%	—	—%
DME Services - Service	7,067	6.4%	4,719	4.6%	2,240	2.3%

Total	$109,914	100.0%	$102,382	100.0%	$97,388	100.0%

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Medical Equipment for sale or rental	$2,802	$1,788
Medical Equipment for sale or rental - pump reserve	(12)	(46)
Medical Equipment for sale or rental - net	2,790	1,742

Medical Equipment in rental service	99,163	91,891
Medical Equipment in rental service - pump reserve	(2,270)	(1,074)
Accumulated depreciation	(57,443)	(50,946)
Medical Equipment in rental service - net	39,450	39,871

Total	$42,240	$41,613
Depreciation expense for medical equipment for the years ended December 31, 2022, 2021 and 2020 was $9.8 million, $9.4 million and $8.9 million, respectively, which were recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the current period, the Company changed its estimate for missing pumps used by certain therapies by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company increased the pump reserve as of December 31, 2022 and increased its cost of sales for the twelve months ended December 31, 2022 by $0.4 million.

6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$5,710	$(3,252)	$2,458	$4,812	$(2,528)	$2,284
Automobiles	87	(83)	4	110	(103)	7
Leasehold improvements	3,498	(1,575)	1,923	3,444	(1,212)	2,232

Total	$9,295	$(4,910)	$4,385	$8,366	$(3,843)	$4,523
Depreciation expense for property and equipment for each of the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $0.9 million and $0.8 million, respectively. This expense was recorded in “general and administrative expenses” for each period.
7.Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2021	$3,710
Goodwill acquired	—
Balance as of December 31, 2022	$3,710

(a) The ITS segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(33,594)	5,240	38,834	(31,401)	7,433
Unpatented technology	943	(258)	685	943	(123)	820
Non-competition agreements	472	(161)	311	472	(67)	405
Software	10,300	(10,100)	200	11,530	(11,258)	272

Total nonamortizable and amortizable intangible assets	$52,572	$(44,136)	$8,436	$53,802	$(42,872)	$10,930
Amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $4.3 million and $4.3 million, respectively, which was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of December 31, 2022 is as follows (in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter
Amortization expense	$990	$990	$810	$525	$471	$2,650

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
The 2021 Credit Agreement was accounted for as a debt modification that resulted in a small increase to deferred debt issuance costs. As of December 31, 2022, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
On April 15, 2019, the Company sold for $2.0 million and immediately leased back certain medical equipment in rental service to a third party specializing in such transactions. The leaseback term was 36 months. Because the arrangement contains a purchase option that the Company is reasonably certain to exercise, this transaction did not qualify for the sale-leaseback accounting under ASC 842. The medical equipment remains recorded on the accompanying condensed consolidated balance sheet and the proceeds received have been classified as an other financing liability. During the fourth quarter of 2021, the Company recorded an additional $0.2 million of interest expense to reflect the amount expected to be paid upon the exercise of the purchase option at the end of its other financing transaction. As of December 31, 2022, all amounts owed under this arrangement had been paid.

The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2022	December 31, 2021
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(33,384)	(32,974)
Letters of credit	(400)	(600)
Availability on Revolving Facility	$41,216	$41,426
The Company had future maturities of its long-term debt as of December 31, 2022 as follows (in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total
Revolving Facility	$—	$—	$—	$33,384	$—	$—	$33,384
Total	$—	$—	$—	$33,384	$—	$—	$33,384
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	December 31, 2022			December 31, 2021
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$33,384	$33,384	$—	$32,974	$32,974
Other financing	—	—	—	423	—	423
	—	33,384	33,384	423	32,974	33,397
Unamortized value of debt issuance costs	—	(227)	(227)	(74)	(226)	(300)
Total	$—	$33,157	$33,157	$349	$32,748	$33,097
As of December 31, 2022, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, a LIBO Rate for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at December 31, 2022 was 6.52% (LIBO of 4.27% plus 2.25%). The actual ABR loan rate at December 31, 2022 was 8.75% (lender’s prime rate of 7.50% plus 1.25%).
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

The table below presents the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	December 31, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,965

	December 31, 2021
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$355

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Years Ended
	December 31, 2022	December 31, 2021 (a)
Gain on cash flow hedges - interest rate swaps
Beginning balance	$268	$—
Unrealized gain recognized in AOCI	1,807	249
Amounts reclassified to interest expense (b)(c)	(198)	106
Tax provision	(388)	(87)
Ending balance	$1,489	$268

(a) No derivative instruments existed for the year ended December 31, 2020.
(b) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations for the years ended December 31, 2022, 2021 and 2020 was $1.4 million, $1.4 million and $1.3 million, respectively.

(c) As of December 31, 2022, $0.8 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the years ended December 31, 2022 and 2021, respectively.

10.Income Taxes
The following table summarizes the Company’s income before income taxes (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S income	$63	$1,033	$6,623
Non-U.S. income	67	224	920
Income before income taxes	$130	$1,257	$7,543
The following table summarizes the Company’s components of the consolidated benefit from (provision for) income taxes (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S Federal income tax benefit (expense)
Current	$—	$—	$(11)
Deferred	44	150	8,346
Total U.S. Federal income tax benefit	44	150	8,335
State and local income tax (expense) benefit
Current	(99)	(167)	(66)
Deferred	(65)	3	1,725
Total state and local income tax (expense) benefit	(164)	(164)	1,659
Foreign income tax benefit (expense)
Current	8	177	(205)
Total income tax (expense) benefit	$(112)	$163	$9,789
The following table summarizes activity related to the Company’s valuation allowance (in thousands):

	Years Ended December 31,
	2022	2021	2020
Valuation allowance at the Beginning of Period	$—	$—	$(11,250)
Income tax expense	—	—	—
Increase in valuation allowance	—	—	—
Release of valuation allowance	—	—	11,250
Valuation allowance at the End of Period	$—	$—	$—

The following table summarizes a reconciliation of the Company’s income tax (expense) benefit from the effective income tax rate to the U.S. federal statutory rate (in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax expense at the statutory rate	$(27)	$(264)	$(1,584)
State and local income tax expense	(130)	(130)	(387)
Foreign income tax	(4)	(12)	(12)
Share-Based compensation and other permanent differences	(58)	462	633
Decrease in valuation allowance	—	—	11,250
Credits	79	34	—
Other adjustments	28	73	(111)
Income tax (expense) benefit at effective income tax rate	$(112)	$163	$9,789

Effective income tax rate	86.0%	(12.9)%	(129.8)%
The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in thousands):

	December 31, 2022	December 31, 2021
Deferred Federal tax assets –
Bad debt reserves	$2,113	$1,576
Stock-based compensation	1,428	1,350
Net operating loss	7,507	8,022
Operating lease liabilities	985	980
Accrued compensation	449	253
Inventories	518	246
Goodwill and intangible assets	—	21
Research & development credits / Capitalized R&D	533	533
Other credits	141	62
Other	361	89
Total deferred Federal tax assets	14,035	13,132
Deferred Federal tax liabilities –
Depreciation and asset basis differences	(3,661)	(3,423)
Goodwill and intangible assets	(650)	—
Right-of-use assets	(875)	(891)
Derivative financial instruments	(475)	(88)
Total deferred Federal tax liabilities	(5,661)	(4,402)
Net deferred Federal tax assets	8,374	8,730
Total deferred state and local tax assets (a)	1,251	1,303
Net deferred tax assets	$9,625	$10,033
(a) At December 31, 2022 and 2021, this includes state and local net operating losses of $1.2 million and $1.3 million, respectively.
The Company’s U.S. federal net operating loss carryforward for tax purposes was $35.7 million at December 31, 2022, resulting in a federal deferred tax asset of $7.5 million. Approximately $29.1 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2031. $6.6 million of U.S. federal net operating loss carryforwards have an indefinite life. The Company’s state net operating loss carryforward of approximately $1.2 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2023, though a substantial portion expires beyond 2023. Approximately $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code).
In the fourth quarter of 2020, it was determined that the valuation allowance against the U.S. federal and state deferred taxes was no longer required and the valuation allowance of $11.2 million that existed was released. The Company’s realization of its deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2022 and 2021, cumulative income in recent years and projected future taxable income is the basis for the Company’s assessment that the deferred tax assets do not require a valuation allowance.
The Company had no uncertain tax positions for the years ended December 31, 2022 and 2021.
The Company is subject to taxation for Federal and various state jurisdictions in the U.S. and Canada. The Federal income tax returns of the Company for the years 2019 through 2022 are open to examination by the Internal Revenue Service. The Company was under audit with the Internal Revenue Service in relation to the Company’s 2018 federal income tax return and the audit was closed on December 15, 2021. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2018 through 2022 are subject to examination by the Canada Revenue Agency.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted in response to the COVID-19 pandemic. The CARES Act among other things, allows employers to defer the deposit and payment of the employer's share of Social Security taxes. The Company, under the CARES Act, deferred paying $0.7 million of applicable gross payroll taxes as of December 31, 2020, which was included in other liabilities. The $0.7 million balance of the deferred Social Security taxes was paid in two annual installments during the years ending December 31, 2021 and 2022, respectively. On April 15, 2020, the Company received a $4.1 million loan under the Federal Paycheck Protection Program (“PPP”) created under the CARES Act. In response to revised eligibility guidelines announced by the U.S. Small Business Administration shortly thereafter, the Company repaid this loan in full on May 7, 2020.
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
12.Leases
The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases.
The components of the Company’s operating lease costs consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$1,333	$1,316	$1,617
Variable lease cost	301	243	315
Total lease cost	$1,634	$1,559	$1,932

Lease costs for the year ended December 31, 2022 of approximately $1.6 million were recorded to G&A expenses. Lease costs for the year ended December 31, 2021 of approximately $1.5 million and $0.1 million, were recorded to G&A expenses and cost of revenues, respectively. Lease costs for the year ended December 31, 2020 of approximately $1.3 million and $0.6 million, were recorded to G&A expenses and cost of revenues, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,241	$1,271	$1,603

Right of use assets obtained in exchange for lease obligations:
Operating leases	$18	$926	$264

Increases to right of use assets resulting from lease modifications:
Operating leases	$1,050	$—	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	2022	2021
	Years	Years
Weighted average remaining lease term:	6.7	6.3
	Rate	Rate
Weighted average discount rate:	7.1%	7.5%
Future maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

Operating Leases (a)
2023	$1,159
2024	1,064
2025	1,033
2026	998
2027	826
Thereafter	2,016
Total undiscounted lease payments	7,096
Less: Imputed interest	(2,404)
Total lease liabilities	$4,692

(a) Excludes $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of 7 years and is expected to commence in 2023.
The long-term portion of the lease liabilities included in the amounts above is $3.8 million with the remainder included in other current liabilities in the Consolidated Balance Sheet.

13.Share-Based Compensation
Stock Incentive Plan
The Company has various stock option and stock-based incentive plans and agreements whereby equity based awards are granted to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Grants may be made in the form of stock options, restricted stock awards ("RSUs" or "RSAs"), performance-based restricted stock units ("PSU's), unrestricted common stock, stock appreciation rights (“SARs”) in addition to other award types. Stock options are granted with an exercise price at, or above, fair market value on the date of grant, generally expire in 5 to 10 years from the grant date and generally become exercisable over a period of up to 3 years. RSUs generally become vested over a period of up to three years. PSUs generally become vested over a period of up to three years based on the performance of a specific achievement. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Common stock issued under these awards are issued from shares reserved under the Company’s plan described below.
On May 18, 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on May 18, 2021 and became effective at that time. The 2021 plan supersedes the 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan"). The 2021 Plan provided for the issuance of a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. Reductions in the available share limit associated with these grants are based on a fungible ratio of 1:1 for stock options and stock appreciation rights and 2:1 for all other types of awards. Any shares subject to an award that expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of stock to which the award related again become available for issuance under the limit. As of December 31, 2022, a total of 808,799 common shares remained available for future grant under the 2021 Plan. This amount reflects reductions from the original limit for grants reflective of the respective fungible ratios. The available amount also reflects the maximum potential share issuance potential in the case of performance grants that provide for variable share payouts.
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
The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses (in thousands):

	Years Ended December 31,
	2022	2021	2020
Restricted share expense	$2,683	$4,491	$1,687
Stock option and SARs expense	1,142	1,913	923
Total stock-based compensation expense	$3,825	$6,404	$2,610

Tax benefit related to stock-based compensation	$857	$2,234	$1,652
Shares Forgone to Satisfy Minimum Statutory Withholdings
During the years ended December 31, 2022, 2021 and 2020, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees in order to satisfy an individual employees' tax withholding obligations. For the years ended December 31, 2022, 2021 and 2020, the Company received 136,718 shares, 57,067 shares and 146,763 shares, respectively, from employees for tax withholding obligations.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2021	290,942	$15.61
Granted	340,677	9.44
Vested	(25,583)	15.43
Vested shares forgone to satisfy minimum statutory withholding	(16,982)	15.43
Forfeitures	(54,974)	14.11
Unvested at December 31, 2022	534,080	$11.85

	Year Ended December 31,
	2022	2021	2020

Weighted average grant date fair value of awards granted	$9.44	$18.85	$10.12
Total fair value of shares vested	$260,112	$920,125	$367,273
Total fair value of shares forgone to satisfy minimum statutory withholding	$172,662	$32,282	$62,479
As of December 31, 2022, there was $3.2 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a weighted average period of two years
Performance-Based Restricted Stock Units
During the year ended December 31, 2022, the Company granted approximately 53,864 PSUs and during the year ended December 31, 2021, the Company granted approximately 127,476 PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These awards typically vest after the Company’s achievement of either a Company-based performance metric, such as the achievement of a certain amount of net revenue during a specified period, coupled with a time-based vesting criteria or based on a market based metric of the Company’s stock, such as when the trading price reaches a target value for a minimum number of consecutive trading days. All of the PSUs granted in 2022 and 2021 are earned based on specified Company-based performance measure conditions. In the case of the market-based metric, awards are paid in stock immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the specified Company-based performance measure, awards can be earned at an amount that varies by award between 93% to 100% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals.

The following table summarizes the Company’s PSU activity:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2021	239,976	$14.74
Granted	53,864	8.58
Performance adjustment upon vesting	24,675	11.68
Vested	(80,267)	15.19
Vested shares forgone to satisfy minimum statutory withholding	(59,730)	15.19
Forfeitures	(53,401)	18.18
Unvested at December 31, 2022	125,117	$9.51

	Year Ended December 31,
	2022	2021	2020

Weighted average grant date fair value of awards granted	$8.58	$19.50	$9.06
Total fair value of shares vested	$680,026	$1,335,053	N/A
Total fair value of shares forgone to satisfy minimum statutory withholding	$506,036	$1,078,747	N/A
As of December 31, 2022, there was no pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for changes to management’s expectations of the probable outcomes of the performance conditions, if any.
Employee Stock Purchase Plan
In May 2014, the Company received approval from stockholders to adopt an employee stock purchase plan ("ESPP") effective October 2014 (collectively the “Original ESPP”). Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. In September 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. As of December 31, 2022, there were 95,379 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program:

	Years Ended December 31,
	2022	2021	2020
Compensation expense	$229,064	$173,561	$108,589
Shares of stock sold to employees	60,673	31,624	30,012
Weighted average fair value per ESPP award	$11.53	$16.95	$7.43
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

The following tables detail the various stock option activity:

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,731,841	$4.92	3.93	$21,051,101
Granted	—	—
Exercised	(413,786)	2.43
Exercised shares forgone to satisfy minimum statutory withholding	(60,006)	2.00
Cashless exercise	(42,655)	2.00
Forfeitures and expirations	(40,667)	12.14

Outstanding at December 31, 2022	1,174,727	$5.76	3.95	$4,463,307

Exercisable at December 31, 2022	1,085,060	$5.18	3.73	$4,431,477
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	273,269	$19.47	9.38	$—
Granted	332,008	8.82
Forfeitures and expirations	(60,478)	15.59

Outstanding at December 31, 2022	544,799	$13.41	8.93	$27,396

Exercisable at December 31, 2022 (a)	156,096	$19.48	8.38	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of December 31, 2022
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Years Ended December 31,
Stock Options:	2022	2021	2020
Expected volatility	51% to 53%	43% to 46%	42% to 51%
Risk free interest rate	1.71% to 3.01%	0.31% to 0.54%	0.20% to 1.56%
Expected lives at date of grant (in years)	3.73	3.62	3.25
Weighted average fair value of options granted	$3.67	$6.56	$3.87
Total intrinsic value of options exercised	$3,762,978	$4,248,401	$3,377,730

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
As of December 31, 2022, the Company had repurchased approximately $6.0 million, or 531,347 shares, of the Company's outstanding common stock under the Share Repurchase Program.
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
The financial information summarized below is presented by reportable segment:

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$68,881	$41,033	$—	$109,914
Net revenues - internal	—	6,473	(6,473)	$—
Total net revenues	68,881	47,506	(6,473)	109,914
Gross profit	43,433	19,138	—	62,571

Selling, general and administrative expenses			60,917	60,917
Interest expense			(1,402)	(1,402)
Other expense			(122)	(122)
Provision for income taxes			(112)	(112)

Net income				$18

Total assets	$60,886	$36,502	$2,000	$99,388
Purchases of medical equipment	$8,825	$5,269	$—	$14,094
Depreciation and amortization of intangible assets	$9,266	$4,094	$—	$13,360

2021
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$65,598	$36,784	$—	$102,382
Net revenues - internal	—	5,753	(5,753)	—
Total net revenues	65,598	42,537	(5,753)	102,382
Gross profit	42,046	18,151	—	60,197

Selling, general and administrative expenses			57,377	57,377
Interest expense			(1,377)	(1,377)
Other expense			(186)	(186)
Benefit from income taxes			163	163

Net income				$1,420

Total assets	$60,970	$34,616	$2,000	$97,586
Purchases of medical equipment	$10,533	$5,143	$—	$15,676
Depreciation and amortization of intangible assets	$10,886	$3,739	$—	$14,625

2020
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total
Net revenues - external	$61,072	$36,316	$—	$97,388
Net revenues - internal	—	5,370	(5,370)	—
Total net revenues	61,072	41,686	(5,370)	97,388
Gross profit	39,773	18,986	—	58,759

Selling, general and administrative expenses			49,932	49,932
Interest expense			(1,255)	(1,255)
Other expense			(29)	(29)
Benefit from income taxes			9,789	9,789

Net income				$17,332

Total assets	$68,472	$26,519	$2,000	$96,991
Purchases of medical equipment	$9,583	$6,237	$—	$15,820
Depreciation and amortization of intangible assets	$10,708	$3,317	$—	$14,025
15.Employee Benefit Plans and Other
The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2022, 2021 and 2020, the Company’s matching contributions were $1.2 million, $0.9 million and $0.8 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2022 and 2021, accrued payroll liabilities included in Other current liabilities were $3.3 million and $1.3 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation performed as of December 31, 2022, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were not effective as of such date.
Inherent Limitations over Internal Controls and Procedures
A company's internal control over financial reporting is a process designed by, or under the supervision of, its principle executive and principal financial officers, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("US GAAP") and includes those policies and procedures that:
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their objectives. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or fraud. Also, projections of any evaluation of effectiveness of controls in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Material Weaknesses in Internal Control Over Financial Reporting
Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:
•The Company did not design and implement effective controls over the completeness and accuracy of information produced by the entity ("IPE") and used by control owners in the operation of certain controls across the financial statement areas.
•The Company did not design and implement effective controls in the financial reporting processes, including general information technology controls over access rights within certain financial reporting and accounting applications, which led to ineffective segregation of duties over the creation and review of journal entries and account reconciliations, including batch journal entries.
•The Company did not design and implement effective controls over management’s review of established pricing and contract terms to support recorded revenue and accounts receivable for the DME Services Direct Payer Rentals, DME Services Product Sales, DME Services - Service and ITS Direct Payer Rentals.
Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, and there were no changes to previously released financial results, they could lead to a material misstatement of account balances or disclosures.
Remediation Efforts
The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the material weaknesses identified above. The Company's internal control remediation efforts include the following:
•The Company is in the process of designing and implementing controls that address the completeness and accuracy of underlying data used in the performance of controls over accounting transactions.
•The Company is in the process of reassessing and formalizing the design of certain policies relating to access rights and segregating key functions within its financial and information technology applications supporting its internal controls over financial reporting.
•The Company is enhancing policies and procedures to generate documentation sufficient to support customer orders, pricing determinations, and implementing controls to evidence approved pricing and quantities to contractual revenue amounts.
The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weaknesses.
Attestation Report of Independent Registered Public Accounting Firm
The Company's independent registered public accounting firm, BDO USA, LLP, as auditor of the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.     Other Information.
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors,” “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation,” and “Executive Compensation” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights ( a ) (1)	Weighted Average Exercise Price of options and rights ( b ) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:
2014 Plan *	1,411,227	$4.80	—
2021 Plan	967,496	$7.55	808,799
Total	2,378,723	$5.92	808,799
* As of December 31, 2022, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding.
(1) This amount includes 659,197 shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 1,719,526 shares of common stock issuable upon the exercise of vested stock option awards.
(2) Excludes RSUs and PSUs, which have no exercise price.
(3) Includes 2,500,000 shares authorized as part of our 2021 Annual Meeting of Stockholders held in May 2021, less 1,691,201 shares that were made available to certain employees, directors and others.
The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.1**	InfuSystem Holdings, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-150066) filed on April 3, 2008).

10.2**	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 10, 2014).

10.3**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 12, 2015).

Exhibit Number	Description of Document

10.4**
Stock Option Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.5**
Stock Appreciation Right Award Agreement by and between InfuSystem Holdings, Inc. and Richard DiIorio, dated as of November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on November 20, 2017).

10.6**
InfuSystem Holdings, Inc. 2014 Equity Plan (as amended through May 15, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 17, 2019).

10.7**	Form of Performance Unit Award Agreement under the 2014 Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 27, 2020).

10.8**
Composite Copy of InfuSystem Holdings, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-35020) filed on November 13, 2020).

10.9**
Restricted Stock Unit Agreement (Service-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020).

10.10**
Restricted Stock Unit Agreement (Performance-Based), dated August 24, 2020, between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 25, 2020).

10.11
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

10.12
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

10.13**
Restricted Stock Unit Agreement (Service-Based), dated March 1, 2021, between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on March 2, 2021).

10.14**	InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-256231) filed on May 18, 2021).

10.15**
Form of Nonqualified Stock Option Agreement (Non-employee Directors) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.16**
Form of Nonqualified Stock Option Agreement (Employees) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.17**
Form of Restricted Stock Unit Agreement (Time-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

Exhibit Number	Description of Document
10.18**
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.19**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.20**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Barry Steele (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.21**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.22**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Jeannine Sheehan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.23**
First Amended and Restated Employment Agreement, dated May 24, 2021, by and between the Company and Tom Ruiz (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 24, 2021).

10.24**
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on August 4, 2022).

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

INFUSYSTEM HOLDINGS, INC.

Date: March 16, 2023	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 16, 2023	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2023		/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 16, 2023		/s/ CARRIE LACHANCE
Carrie Lachance
President and Chief Operating Officer Director

Date: March 16, 2023		/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 16, 2023		/s/ GREGG LEHMAN
Gregg Lehman
Director

Date: March 16, 2023		/s/ PAUL GENDRON
Paul Gendron
Director

Date: March 16, 2023		/s/ R. RIMMY MALHOTRA
R. Rimmy Malhotra
Director

Date: March 16, 2023		/s/ CHRISTOPHER SANSONE
Christopher Sansone
Director