Form 10-Q
period 2023-03-31
InfuSystem Holdings, Inc
filed 2023-05-09
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 20,931,147 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$256	$165
Accounts receivable, net	18,266	16,871
Inventories	5,644	4,821
Other current assets	3,752	2,922

Total current assets	27,918	24,779
Medical equipment for sale or rental	3,042	2,790
Medical equipment in rental service, net of accumulated depreciation	38,620	39,450
Property & equipment, net of accumulated depreciation	4,391	4,385
Goodwill	3,710	3,710
Intangible assets, net	8,188	8,436
Operating lease right of use assets	4,295	4,168
Deferred income taxes	9,989	9,625
Derivative financial instruments	1,683	1,965
Other assets	425	80

Total assets	$102,261	$99,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,368	$8,341
Current portion of long-term debt	—	—
Other current liabilities	6,562	6,126

Total current liabilities	13,930	14,467
Long-term debt, net of current portion	36,386	33,157
Operating lease liabilities, net of current portion	3,684	3,761

Total liabilities	54,000	51,385

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,931,147 shares issued and outstanding as of March 31, 2023 and 20,781,977 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	106,810	105,856
Accumulated other comprehensive income	1,270	1,489
Retained deficit	(59,821)	(59,344)

Total stockholders’ equity	48,261	48,003

Total liabilities and stockholders’ equity	$102,261	$99,388

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2023	2022

Net revenues	$30,370	$26,763
Cost of revenues	14,830	11,396
Gross profit	15,540	15,367

Selling, general and administrative expenses:
Provision for doubtful accounts	114	47
Amortization of intangibles	248	710
Selling and marketing	3,224	3,319
General and administrative	12,061	11,816

Total selling, general and administrative	15,647	15,892

Operating loss	(107)	(525)
Other expense:
Interest expense	(484)	(277)
Other income expense	(35)	(28)

Loss before income taxes	(626)	(830)
Benefit from income taxes	302	462
Net loss	$(324)	$(368)
Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic	20,853,018	20,609,372
Diluted	20,853,018	20,609,372

Comprehensive (loss) income:
Net loss	$(324)	$(368)
Other comprehensive (loss) income:
Unrealized (loss) gain on hedges	(282)	905
Benefit from (provision for) income tax on unrealized hedge gain	63	(218)
Net comprehensive (loss) income	$(543)	$319
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
Stock-based shares issued upon vesting - gross	125	—	239	—	—	—	—	239
Stock-based compensation expense	—	—	1,047	—	—	—	—	1,047
Employee stock purchase plan	28	—	236	—	—	—	—	236
Common stock repurchased as part of share repurchase program	(310)	—	—	(4,006)	—	—	—	(4,006)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(3)	—	(54)	—	—	—	—	(54)
Other comprehensive income	—	—	—	—	687	—	—	687
Net loss	—	—	—	(368)	—	—	—	(368)
Balances at March 31, 2022	20,540	$2	$103,373	$(58,277)	$955	—	$—	$46,053

Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	—	$—	$48,003
Stock-based shares issued upon vesting - gross	167	—	315	—	—	—	—	315
Stock-based compensation expense	—	—	720	—	—	—	—	720
Employee stock purchase plan	41	—	243	—	—	—	—	243
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	—	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(37)	—	(324)	—	—	—	—	(324)
Other comprehensive loss	—	—	—	—	(219)	—	—	(219)
Net loss	—	—	—	(324)	—	—	—	(324)
Balances at March 31, 2023	20,931	$2	$106,810	$(59,821)	$1,270	—	$—	$48,261
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022

OPERATING ACTIVITIES
Net loss	$(324)	$(368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	114	47
Depreciation	2,955	2,706
Loss on disposal of and reserve adjustments for medical equipment	450	275
Gain on sale of medical equipment	(883)	(228)
Amortization of intangible assets	248	710
Amortization of deferred debt issuance costs	18	18
Stock-based compensation	720	1,047
Deferred income taxes	(302)	(462)
Changes in assets - (increase)/decrease:
Accounts receivable	(961)	(1,278)
Inventories	(823)	61
Other current assets	(830)	(50)
Other assets	(846)	(41)
Changes in liabilities - increase:
Accounts payable and other liabilities	313	1,641
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(151)	4,078

INVESTING ACTIVITIES
Purchase of medical equipment	(3,968)	(2,931)
Purchase of property and equipment	(317)	(178)
Proceeds from sale of medical equipment, property and equipment	1,234	966
NET CASH USED IN INVESTING ACTIVITIES	(3,051)	(2,143)

FINANCING ACTIVITIES
Principal payments on long-term debt	(13,683)	(10,696)
Cash proceeds from long-term debt	16,894	12,529
Common stock repurchased as part of share repurchase program	(153)	(4,006)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(324)	(54)
Cash proceeds from stock plans	559	511
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,293	(1,716)

Net change in cash and cash equivalents	91	219
Cash and cash equivalents, beginning of period	165	186
Cash and cash equivalents, end of period	$256	$405
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. The Company operates in two reportable segments, Integrated Therapy Services (“ITS”) and Durable Medical Equipment Services (“DME Services”).
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 16, 2023.
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
2.Recent Accounting Pronouncements and Developments
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments (Topic 326) Credit Losses”. Topic 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company's adoption of this standard on January 1, 2023 did not have a material effect on its consolidated balance sheets, statements of operations, statements of cash flows or related disclosures.

3.Revenue Recognition
The following tables present the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended March 31,
	2023		2022
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

ITS Third-Party Payer Rentals	$14,808	48.8%	$13,368	50.0%
DME Services Direct Payer Rentals	4,507	14.9%	4,775	17.8%
ITS Direct Payer Rentals	3,472	11.4%	3,187	11.9%
DME Services Product Sales	3,739	12.3%	3,658	13.7%
DME Services - Service	3,350	11.0%	1,689	6.3%
ITS Product Sales	494	1.6%	86	0.3%

Total	$30,370	100.0%	$26,763	100.0%
4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Medical equipment for sale or rental	$3,054	$2,802
Medical equipment for sale or rental - pump reserve	(12)	(12)
Medical equipment for sale or rental - net	3,042	2,790

Medical equipment in rental service	100,026	99,163
Medical equipment in rental service - pump reserve	(2,427)	(2,270)
Accumulated depreciation	(58,979)	(57,443)
Medical equipment in rental service - net	38,620	39,450

Total	$41,662	$42,240
Depreciation expense for medical equipment for the three months ended March 31, 2023 was $2.7 million, compared to $2.4 million for the same prior year period. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. During the three month period ended June 30, 2022, the Company changed its estimate for missing pumps by shortening the time estimate of when a pump is considered missing. As a result of this change in estimate, the Company had a higher amount recorded for the pump reserve as of March 31, 2023 and higher expense included in cost of sales for the three months ended March 31, 2023 by $0.1 million as compared to the three months ended March 31, 2022.

5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$5,986	$(3,428)	$2,558	$5,710	$(3,252)	$2,458
Automobiles	87	(85)	2	87	(83)	4
Leasehold improvements	3,498	(1,667)	1,831	3,498	(1,575)	1,923

Total	$9,571	$(5,180)	$4,391	$9,295	$(4,910)	$4,385
Depreciation expense for property and equipment for both the three months ended March 31, 2023 and 2022 was $0.3 million. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the three months ended March 31, 2023 are as follows (in thousands):

DME Services (a)
Balance as of December 31, 2022	$3,710
Goodwill acquired	—
Balance as of March 31, 2023	$3,710

(a) The ITS segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(33,769)	5,065	38,834	(33,594)	5,240
Non-competition agreements	472	(185)	287	472	(161)	311
Unpatented technology	943	(292)	651	943	(258)	685
Software	10,300	(10,115)	185	10,300	(10,100)	200

Total nonamortizable and amortizable intangible assets	$52,572	$(44,384)	$8,188	$52,572	$(44,136)	$8,436
Amortization expense for the three months ended March 31, 2023 was $0.2 million, compared to $0.7 million for the same prior year period. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of March 31, 2023 is as follows (in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total

Amortization expense	$743	$990	$810	$524	$471	$2,650	$6,188
7.Debt
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
The 2021 Credit Agreement was accounted for as a debt modification. As of March 31, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	March 31, 2023	December 31, 2022

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(36,594)	(33,384)
Letter of credit	(400)	(400)
Availability on Revolving Facility	$38,006	$41,216

The Company had future maturities of its long-term debt as of March 31, 2023 as follows (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Revolving Facility	$—	$—	$—	$36,594	$—	$36,594
Total	$—	$—	$—	$36,594	$—	$36,594
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	March 31, 2023			December 31, 2022
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$36,594	$36,594	$—	$33,384	$33,384
Unamortized value of debt issuance costs	—	(208)	(208)	—	(227)	(227)
Total	$—	$36,386	$36,386	$—	$33,157	$33,157
As of March 31, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, LIBOR for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2021 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at March 31, 2023 was 7.00% (LIBOR of 4.75% plus 2.25%). The actual ABR loan rate at March 31, 2023 was 9.25% (lender’s prime rate of 8.00% plus 1.25%).

Subsequent Event - Amendment to Credit Facility
On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to April 26, 2028, (ii) the replacement of LIBOR with Term SOFR as a benchmark interest rate, and (iii) an increase of the maximum dollar amount of incremental revolving loans from $25 million to $35 million. Incremental revolving loans continue to be subject to certain conditions, including the consent of the Agent and obtaining necessary commitments.
8.Derivative Financial Instruments and Hedging Activities
In February 2021, the Company adopted a derivative investment policy, which provides guidelines and objectives related to managing financial and operational exposures arising from market changes in short term interest rates. In accordance with this policy, the Company can enter into interest rate swaps or similar instruments, will endeavor to evaluate all the risks inherent in a transaction before entering into a derivative financial instrument and will not enter into derivative financial instruments for speculative or trading purposes. Hedging relationships are formally documented at the inception of the hedge and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment.
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

The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	March 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$1,683

	December 31, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Other assets	$20,000	$1,965

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended March 31,
	2023	2022
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,489	$268
Unrealized gain recognized in AOCI	(92)	877
Amounts reclassified to interest expense (a) (b)	(190)	28
Tax provision	63	(218)
Ending balance	$1,270	$955

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.3 million, respectively.

(b) As of March 31, 2023, $0.8 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2023.
9.Income Taxes
During the three months ended March 31, 2023, the Company recorded a benefit from income taxes of $0.3 million. The income tax benefit for the three months ended March 31, 2023 relates principally to the Company's pre-tax losses during the period and also includes a benefit from excess tax benefits on exercises of stock options and vesting of restricted stock during the period. For the three months ended March 31, 2022, the Company recorded a benefit from income taxes of $0.5 million.
10.Commitments, Contingencies and Litigation
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
11.Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended March 31,
Numerator (in thousands):	2023	2022
Net loss:	$(324)	$(368)
Denominator:
Weighted average common shares outstanding:
Basic	20,853,018	20,609,372
Dilutive effect of common stock equivalents	—	—
Diluted	20,853,018	20,609,372
Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
For both the three months ended March 31, 2023 and 2022, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the periods and therefore not included in the calculation.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2023, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
12.Leases
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

The components of lease costs for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$352	$329
Variable lease cost	76	74
Total lease cost	$428	$403
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$449	$359

Right of use assets obtained in exchange for lease obligations:
Operating leases	$381	$—

Increases to right of use assets resulting from lease modifications:
Operating leases	$160	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2023	2022

	Years	Years
Weighted average remaining lease term:	6.2	6.2

	Rate	Rate
Weighted average discount rate:	7.0%	7.6%

Future maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

Operating Leases (a)
2023	$969
2024	1,235
2025	1,172
2026	998
2027	826
2028 and thereafter	2,016
Total undiscounted lease payments	7,216
Less: Imputed interest	(2,383)
Total lease liabilities	$4,833

(a) Excludes $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of 7 years and is expected to commence in the fourth quarter of 2023.

13.Business Segment Information
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
The financial information summarized below is presented by reportable segment for the three months ended March 31, 2023 and 2022:

2023
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$18,774	$11,596	$—	$30,370
Net revenues - internal	—	1,630	(1,630)	—
Total net revenues	18,774	13,226	(1,630)	30,370
Gross profit	11,541	3,999	—	15,540

Selling, general and administrative expenses			15,647	15,647
Interest expense			(484)	(484)
Other expense			(35)	(35)
Benefit from income taxes			302	302

Net loss				$(324)

Total assets	$62,769	$37,492	$2,000	$102,261
Purchases of medical equipment	$2,673	$1,295	$—	$3,968
Depreciation and amortization of intangible assets	$2,178	$1,025	$—	$3,203

2022
(in thousands)	ITS	DME Services	Corporate/ Eliminations	Total

Net revenues - external	$16,641	$10,122	$—	$26,763
Net revenues - internal	—	1,488	(1,488)	—
Total net revenues	16,641	11,610	(1,488)	26,763
Gross profit	10,738	4,629	—	15,367

Selling, general and administrative expenses			15,892	15,892
Interest expense			(277)	(277)
Other expense			(28)	(28)
Benefit from income taxes			462	462

Net loss				$(368)

Total assets	$61,991	$34,246	$2,000	$98,237
Purchases of medical equipment	$1,511	$1,420	$—	$2,931
Depreciation and amortization of intangible assets	$2,398	$1,018	$—	$3,416
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, the Company's ability to remediate its previously disclosed material weaknesses in internal control over financial reporting, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 16, 2023, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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
Integrated Therapy Services (“ITS”) Segment
Our ITS segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our ITS segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the ITS segment is to expand into treatment of other types of cancers. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the "FDA"), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, the Center for Medicare and Medicaid Services and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancers because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
Additional areas of focus for our ITS segment are as follows:
•Pain Management - providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Wound Care - launched in November 2022, the Company established a partnership, SI Wound Care, LLC ("SI Wound Care"), with Sanara MedTech Inc. ("Sanara"). The partnership will focus on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products including negative pressure wound therapy ("NPWT") devices and supplies from Cork Medical LLC's ("Cork") and Genadyne Biotechnologies Inc. and Sanara's advanced wound care product line to new customers through the jointly controlled entity.
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
Durable Medical Equipment Services (“DME Services”) Segment
Our DME Services segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical maintenance services on medical equipment which include recertification, annual preventative maintenance and repair services for oncology practices as well as other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. We provide biomedical services at both our facilities and at our customers locations. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
The following represents the Company’s results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022	Better/ (Worse)

Net revenues:
ITS	$18,774	$16,641	$2,133
DME Services (inclusive of inter-segment revenues)	13,226	11,610	1,616
Less: elimination of inter-segment revenues	(1,630)	(1,488)	(142)
Total	30,370	26,763	3,607
Gross profit (inclusive of certain inter-segment allocations) (a):
ITS	11,541	10,738	803
DME Services	3,999	4,629	(630)
Total	15,540	15,367	173

Selling, general and administrative expenses
Provision for doubtful accounts	114	47	(67)
Amortization of intangibles	248	710	462
Selling and marketing	3,224	3,319	95
General and administrative	12,061	11,816	(245)
Total selling, general and administrative expenses	15,647	15,892	245

Operating loss	(107)	(525)	418

Other expense	(519)	(305)	(214)

Loss before income taxes	(626)	(830)	204
Benefit from income taxes	302	462	(160)

Net loss	$(324)	$(368)	$44

Net loss per share:
Basic	$(0.02)	$(0.02)	$—
Diluted	$(0.02)	$(0.02)	$—
Weighted average shares outstanding:
Basic	20,853,018	20,609,372	243,646
Diluted	20,853,018	20,609,372	243,646

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the three-month period ended March 31, 2023 (“three-month period of 2023”) were $30.4 million, an increase of $3.6 million, or 13.5%, compared to $26.8 million for the three-month period ended March 31, 2022 (“three-month period of 2022”). The increase included higher net revenues for both the ITS and DME Services segments.
ITS
ITS net revenue of $18.8 million increased $2.1 million, or 12.8%, during the three-month period of 2023 as compared to the same prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management, revenue from sales-type leases of NPWT pumps, improved third party payer collections on billings and higher average prices. Net revenue in Oncology for the three-month period of 2023 represented the largest increase totaling $1.6 million, or a 10.7% increase compared to the same prior year period. This was followed by an increase in revenue for Wound Care which increased by $0.2 million, or 63% compared to the same prior year period, mainly due to an increase in sales of equipment on sales-type leases partially offset by lower treatment volumes. Pain Management net revenue of 2023 increased by $0.3 million, which represented an increase of 28% as compared to the three-month period of 2022.
DME Services
DME Services net revenue of $11.6 million (exclusive of inter-segment revenues), increased $1.5 million, or 14.6%, during the three-month period of 2023 as compared to the same prior year period. This increase included higher biomedical services revenue which increased by $1.7 million, or 98% compared to the same prior year period, partially offset by lower equipment rentals totaling $0.3 million. The increased biomedical revenue was mainly due to a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the three-month period of 2023 of $15.5 million increased $0.2 million, or 1.1%, from $15.4 million for the three-month period of 2022. This increase was due to the increase in net revenues offset by a lower gross margin. Gross margin decreased to 51.2% during the three-month period of 2023 as compared to 57.4% during the same prior year period. This decrease was due to a decrease in the gross margin for both the DME Services and ITS segments.
ITS
ITS gross profit was $11.5 million during the three-month period of 2023, representing an increase of $0.8 million, or 7.5%, compared to the same prior year period. The improvement reflected an increase in net revenues partially offset by a lower gross margin, which decreased from the prior year by 3.0% to 61.5%. The lower gross margin was the result of a $0.4 million increase in the adjustment recorded for pump disposal expenses and an unfavorable product mix favoring lower margin revenues. These increased expenses were partially offset by improved third party payer collections on billings and improved coverage of fixed costs from the higher net revenue. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. The increase was mainly related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. The lower margin mix was primarily related to the increase in NPWT pump sales leases.
DME Services
DME Services gross profit during the three-month period of 2023 was $4.0 million, representing a decrease of $0.6 million, or 13.6%, compared to the same prior year period. This decrease was due to a decrease in gross margin, which was partially offset by the increase in net revenues. The DME gross margin was 34.5% during the current period, which was 11.2% lower than the same prior year period. This decrease was due to an increase in labor costs related to an increase in the number of biomedical technicians and other expenses associated with the rapid on-boarding of the new master services agreement. Some of the additional labor costs include training activities and other labor expenses associated with building a larger team in order to have the capacity required to support much higher planned revenue volume. Over time, higher revenue levels are expected to absorb a portion of the increased labor costs resulting in an improved gross margin. Other increased expenses associated with the on-boarding ramp, which include increased travel expenses and employee acquisitions costs, are expected to decrease in the future. We currently estimate that the additional expenses incurred during the three-month period of 2023 that will either be absorbed or reduced totaled approximately $1.3 million.

Selling and Marketing Expenses
Selling and marketing expenses for the three-month period of 2023 were $3.2 million, representing a decrease of $0.1 million, or 2.9%, as compared to selling and marketing expenses for the three-month period of 2022. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues decreased to 10.6% compared to the same prior year period at 12.4%. This decrease was mainly attributable to a reduction in sales team members and a higher coverage of fixed expenses related to the higher revenue.
General and Administrative ("G&A") Expenses
G&A expenses for the three-month period of 2023 were $12.1 million, an increase of $0.2 million, or 2.1%, from the three-month period of 2022. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $0.2 million was due to $0.2 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002 and other increased expenses totaling $0.4 million were associated with revenue volume growth and included the cost of additional personnel, information technology and general business expenses including inflationary increases. These increases were partially offset by a decrease in stock-based compensation expense of $0.3 million. G&A expenses as a percentage of net revenues for the three-month period of 2023, decreased to 39.7% compared to 44.2% for the same prior year period.
Other Income and Expenses
During the three-month period of 2023, other income and expense included interest expense of $0.5 million, which was $0.2 million higher than interest expense for the three-month period of 2022. This increase was due to an increase in outstanding borrowings on the 2021 Credit Agreement (defined below) revolving line of credit and higher average interest rates.
Benefit From Income Taxes
During the three-month periods of 2023 and 2022, the Company recorded a benefit from income taxes totaling $0.3 million and $0.5 million, respectively, on pre-tax losses of $0.6 million and $0.8 million, respectively. These amounts represented an effective tax rate of 48.2% and 55.7% during the three-month periods of 2023 and 2022, respectively, which differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the "Agent"), and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015 (the “2015 Credit Agreement”). See Note 7 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and 2015 Credit Agreement.
The following table summarizes our available liquidity (in millions):

Liquidity
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$0.3	0.2
Revolving line of credit	38.0	41.2
Available liquidity	$38.3	41.4
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available to meet our liquidity requirements for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs, including our long-term lease obligations discussed above in Note 12 (Leases) in the notes to the accompanying unaudited condensed consolidated financial statements. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") under the 2021 Credit Agreement as of the applicable balance sheet date (in thousands):

	March 31, 2023	December 31, 2022
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(36,594)	(33,384)
Letters of credit	(400)	(400)
Availability on Revolving Facility	$38,006	$41,216
As of March 31, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, LIBOR for Eurodollar loans or an Alternative Base Rate for ABR loans, as defined by the 2023 Credit Agreement, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Eurodollar Loans and 1.00% to 2.00% for base rate loans. The weighted-average Eurodollar loan rate at March 31, 2023 was 7.00% (LIBOR of 4.75% plus 2.25%). The actual ABR loan rate at March 31, 2023 was 9.25% (lender’s prime rate of 8.00% plus 1.25%). As of March 31, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement.

Subsequent Event - Amendment to Credit Facility
On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to April 26, 2028, (ii) the replacement of LIBOR with Term SOFR as a benchmark interest rate, and (iii) an increase of the maximum dollar amount of incremental revolving loans from $25 million to $35 million. Incremental revolving loans continue to be subject to certain conditions, including the consent of the Agent and obtaining necessary commitments.
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
As of March 31, 2023, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.

Cash Flows:
The following table summarizes our cash flows (in millions):

	Three Months Ended March 31,
In millions	2023	2022	2023 vs. 2022
Net cash (used in) provided by operating activities	$(0.2)	$4.1	$(4.2)
Net cash used in investing activities	$(3.1)	$(2.1)	$(0.9)
Net cash provided by (used in) financing activities	$3.3	$(1.7)	$5.0
Operating Cash Flow. Operating cash flows were a use of cash totaling $0.2 million during the three-month period of 2023 and a source of cash totaling $4.1 million for the three-month period of 2022. This $4.2 million change was attributable to a decrease in net income adjusted for non-cash items, which was $3.0 million during the three-month period of 2023 as compared to $3.7 million during the three-month period of 2022, a decrease of $0.7 million, and due to cash used to fund increased working capital items totaling $3.1 million during three-month period of 2023 as compared to cash provided by reduced working capital items totaling $0.3 million during three-month period of 2022. The decrease in net income adjusted for non-cash items was primarily attributable to the increased expenses associated with on-boarding the biomedical master services agreement. The use of cash for working capital items during the three-month period of 2023 included a $1.0 million increase in accounts receivable, a $0.8 million increase in inventories, a $0.8 million increase in other current assets and a $0.8 million increase in other assets partially offset by a $0.3 million increase in accounts payable and other liabilities net of capital items. The cash provided by working capital items during the three-month period of 2022 included a $1.6 million increase in accounts payable and other liabilities net of capital items partially offset by a $1.3 million increase in accounts receivable. The lower increase in accounts receivable during the three-month period of 2023 as compared to the prior year was mainly due to a change in revenue received during the prior period where there was a higher weighting of revenue in March of 2022 as compared to total revenue during the three-month period of 2022 than the percentage of revenue in March of 2023 as compared to three-month period of 2023. Accounts payable and other liabilities net of capital items increased by $0.3 million during the three-month period of 2023, and increased $1.6 million during the three-month period of 2022, representing a $1.3 million unfavorable cash flow swing, mainly due to a reduction in the amount paid in 2022 for the 2021 short-term incentive bonus plan as compared to the amount paid in 2023 for the 2022 short-term incentive bonus plan. The increase in inventories in 2023 as compared to 2022 reflected the higher revenue volumes in 2023. The increase in other assets reflected an increase in the amount of equipment sales on leases during 2023 as compared to 2022.
Investing Cash Flow. Net cash used in investing activities was $3.1 million for the three-month period of 2023 compared to $2.1 million for the three-month period of 2022, an increase of $0.9 million. The increase was due to an increase totaling $1.2 million in cash used to purchase medical equipment and other property and equipment during the three-month period of 2023 as compared to the three-month period of 2022. Purchases of medical equipment were higher during 2023 to support an increase in rental revenues during the current year as compared to 2022.
Financing Cash Flow. Net cash provided by financing activities for the three-month period of 2023 was $3.3 million compared to net cash used of $1.7 million for the three-month period of 2022. The amount of cash provided by financing activities during three-month period of 2023 included net revolving line of credit borrowings under the 2021 Credit Agreement totaling $3.2 million partially offset by cash proceeds from employee stock option exercises totaling $0.6 million. Amounts of cash used in financing activities during the three-month period of 2022 primarily related to $4.0 million to buy back the Company's common stock partially offset by net revolving line of credit repayments under the 2021 Credit Agreement totaling $1.6 million and cash proceeds from employee stock option exercises totaling $0.5 million.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our 2021 Credit Agreement. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in our functional currency, which is the U.S. Dollar ("USD") and include exposures primarily to the Canadian Dollar.
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three months ended March 31, 2023. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both March 31, 2023 and December 31, 2022.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statements of operations and comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 8 to our consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three months ended March 31, 2023 and 2022, respectively.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement, discussed in Note 7 to the condensed consolidated financial statements, (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement to provide for the replacement of LIBOR with Term SOFR as a benchmark interest rate. Prior to the First Amendment, net revolving loans under 2021 Credit Agreement, were indexed to USD LIBOR. The Company plans to also amend its interest rate swap agreements, discussed in Note 8 to the condensed consolidated financial statements, which are currently indexed to USD LIBOR to Term SOFR to coincide with the the index change in the 2021 Credit Agreement.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Ongoing Remediation of Previously Identified Material Weaknesses
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we are implementing measures designed to ensure that control deficiencies contributing to the previously disclosed material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The Company is continuing to assess the completeness and accuracy of data used in performance of controls by reviewing the origin and design of reports used in the performance of controls. Each report has been identified and the Company is working to verify the source data for each report to ensure the completeness and accuracy of data. The Company is continuing to assess the access rights and remove segregation of duties conflicts where they had previously existed. Several of these accesses have been removed and several processes have been redesigned to ensure that segregation of duties conflicts have been resolved. The Company will continue to update access rights to the appropriate access levels for key individuals until all conflicts have been resolved. The company has identified and implemented several procedural changes to address the sufficiency of the documentation related to approved pricing. The Company is continuing to assess where additional improvements can be made in the controls within this area as well as the support for customer orders and pricing determinations. The remediation actions, including those listed above, remain in process where further modifications are necessary to address the material weaknesses. We expect these changes to materially improve our internal controls.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the remediation of these material weaknesses will be completed prior to the end of fiscal 2023. However, there is no assurance as to when such remediation will be completed.
Changes in Internal Control over Financial Reporting
The Company has been implementing measures to remediate the material weaknesses in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three-month period ended March 31, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1, 2023 through January 31, 2023	16,427	$9.86	—	$13,991,109
February 1, 2023 through February 28, 2023	7,440	$9.42	—	$13,991,109
March 1, 2023 through March 31, 2023	35,154	$6.97	21,802	$13,838,269
Total	59,021	$8.08	21,802
(a) Of the 59,021 shares of common stock presented in the table above, 37,219 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 37,219 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2023, the Company had repurchased 553,149 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1*	Non-Disclosure Agreement for Potential Director Candidate, dated August 4, 2022, by and between the Company and R. Rimmy Malhotra.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

* **	Filed herewith Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: May 9, 2023	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)