Form 10-Q
period 2023-06-30
InfuSystem Holdings, Inc
filed 2023-08-09
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2023, 21,054,756 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$134	$165
Accounts receivable, net	18,870	16,871
Inventories	5,706	4,821
Other current assets	3,916	2,922

Total current assets	28,626	24,779
Medical equipment for sale or rental	3,206	2,790
Medical equipment in rental service, net of accumulated depreciation	37,697	39,450
Property & equipment, net of accumulated depreciation	4,303	4,385
Goodwill	3,710	3,710
Intangible assets, net	7,942	8,436
Operating lease right of use assets	4,392	4,168
Deferred income taxes	9,739	9,625
Derivative financial instruments	1,910	1,965
Other assets	1,224	80

Total assets	$102,749	$99,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,481	$8,341
Current portion of long-term debt	—	—
Other current liabilities	7,386	6,126

Total current liabilities	12,867	14,467
Long-term debt, net of current portion	36,140	33,157
Operating lease liabilities, net of current portion	3,786	3,761

Total liabilities	52,793	51,385

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,051,045 shares issued and outstanding as of June 30, 2023 and 20,781,977 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	107,898	105,856
Accumulated other comprehensive income	1,442	1,489
Retained deficit	(59,386)	(59,344)

Total stockholders’ equity	49,956	48,003

Total liabilities and stockholders’ equity	$102,749	$99,388

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$31,735	$27,042	$62,105	$53,805
Cost of revenues	15,293	12,141	30,123	23,537
Gross profit	16,442	14,901	31,982	30,268

Selling, general and administrative expenses:
Provision for doubtful accounts	(67)	(41)	47	6
Amortization of intangibles	247	711	495	1,421
Selling and marketing	2,985	3,083	6,209	6,402
General and administrative	12,029	10,941	24,090	22,757

Total selling, general and administrative	15,194	14,694	30,841	30,586

Operating income (loss)	1,248	207	1,141	(318)
Other income (expense):
Interest expense	(620)	(314)	(1,104)	(591)
Other income (expense)	2	(30)	(33)	(58)

Income (loss) before income taxes	630	(137)	4	(967)
(Provision for) benefit from income taxes	(195)	(27)	107	435
Net income (loss)	$435	$(164)	$111	$(532)
Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.01	$(0.03)
Diluted	$0.02	$(0.01)	$0.01	$(0.03)
Weighted average shares outstanding:
Basic	20,955,048	20,583,928	20,904,315	20,596,580
Diluted	21,600,346	20,583,928	21,565,667	20,596,580

Comprehensive income:
Net income (loss)	$435	$(164)	$111	$(532)
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	228	244	(54)	1,149
(Provision for) benefit from income tax on unrealized hedge gain (loss)	(56)	(59)	7	(277)
Net comprehensive income	$607	$21	$64	$340
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount				Shares	Par Value Amount
Balances at March 31, 2022	20,540	$2	$103,373	$(58,277)	$955	—	$—	$46,053
Stock-based shares issued upon vesting - gross	263	—	234	—	—	—	—	234
Stock-based compensation expense	—	—	1,123	—	—	—	—	1,123
Common stock repurchased as part of share repurchase program	(39)	—	—	(350)	—	—	—	(350)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(69)	—	(584)	—	—	—	—	(584)
Other comprehensive income	—	—	—	—	185	—	—	185
Net loss	—	—	—	(164)	—	—	—	(164)
Balances at June 30, 2022	20,695	$2	$104,146	$(58,791)	$1,140	—	$—	$46,497

Balances at March 31, 2023	20,931	$2	$106,810	$(59,821)	$1,270	—	$—	$48,261
Stock-based shares issued upon vesting - gross	142	—	271	—	—	—	—	271
Stock-based compensation expense	—	—	1,016	—	—	—	—	1,016
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(22)	—	(199)	—	—	—	—	(199)
Other comprehensive income	—	—	—	—	172	—	—	172
Net income	—	—	—	435	—	—	—	435
Balances at June 30, 2023	21,051	$2	$107,898	$(59,386)	$1,442	—	$—	$49,956

Balances at December 31, 2021	20,700	$2	$101,905	$(53,903)	$268	—	$—	$48,272
Stock-based shares issued upon vesting - gross	388	—	473	—	—	—	—	473
Stock-based compensation expense	—	—	2,170	—	—	—	—	2,170
Employee stock purchase plan	28	—	236	—	—	—	—	236
Common stock repurchased as part of share repurchase program	(349)	—	—	(4,356)	—	—	—	(4,356)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(72)	—	(638)	—	—	—	—	(638)
Other comprehensive income	—	—	—	—	872	—	—	872
Net loss	—	—	—	(532)	—	—	—	(532)
Balances at June 30, 2022	20,695	$2	$104,146	$(58,791)	$1,140	—	$—	$46,497

Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	—	$—	$48,003
Stock-based shares issued upon vesting - gross	309	—	586	—	—	—	—	586
Stock-based compensation expense	—	—	1,736	—	—	—	—	1,736
Employee stock purchase plan	41	—	243	—	—	—	—	243
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	—	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(59)	—	(523)	—	—	—	—	(523)
Other comprehensive loss	—	—	—	—	(47)	—	—	(47)
Net income	—	—	—	111	—	—	—	111
Balances at June 30, 2023	21,051	$2	$107,898	$(59,386)	$1,442	—	$—	$49,956
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022

OPERATING ACTIVITIES
Net income (loss)	$111	$(532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	47	6
Depreciation	5,801	5,395
Loss on disposal of and reserve adjustments for medical equipment	828	1,101
Gain on sale of medical equipment	(1,402)	(883)
Amortization of intangible assets	495	1,421
Amortization of deferred debt issuance costs	78	37
Stock-based compensation	1,736	2,170
Deferred income taxes	(106)	(435)
Changes in assets - (increase)/decrease:
Accounts receivable	(506)	(924)
Inventories	(885)	(937)
Other current assets	(994)	599
Other assets	(1,719)	(19)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,183)	2,496
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,301	9,495

INVESTING ACTIVITIES
Purchase of medical equipment	(6,994)	(6,669)
Purchase of property and equipment	(494)	(336)
Proceeds from sale of medical equipment, property and equipment	2,098	2,081
NET CASH USED IN INVESTING ACTIVITIES	(5,390)	(4,924)

FINANCING ACTIVITIES
Principal payments on long-term debt	(29,451)	(20,665)
Cash proceeds from long-term debt	32,585	21,218
Debt issuance costs	(229)	—
Cash payment of contingent consideration	—	(750)
Common stock repurchased as part of share repurchase program	(153)	(4,356)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(523)	(639)
Cash proceeds from stock plans	829	746
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,058	(4,446)

Net change in cash and cash equivalents	(31)	125
Cash and cash equivalents, beginning of period	165	186
Cash and cash equivalents, end of period	$134	$311
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. The Company operates in two reportable segments, Patient Services and Device Solutions. During the second quarter of 2023, the Company renamed its two operating segments. Prior to that time the Patient Services segment was known as Integrated Therapy Services and the Device Solutions segment was known as Durable Medical Equipment Services. The changes were for marketing purposes only and there were no changes to the operations of either segment.
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

3.Revenue Recognition
The following tables present the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,
	2023		2022
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Patient Services Third-Party Payer Rentals	$14,634	46.1%	$13,896	51.4%
Device Solutions Direct Payer Rentals	4,591	14.4%	4,640	17.1%
Patient Services Direct Payer Rentals	3,356	10.6%	3,342	12.4%
Device Solutions Product Sales	3,864	12.2%	3,655	13.5%
Device Solutions - Service	3,961	12.5%	1,502	5.6%
Patient Services Product Sales	1,329	4.2%	7	—%

Total	$31,735	100.0%	$27,042	100.0%

	Six Months Ended June 30,
	2023		2022
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues

Patient Services Third-Party Payer Rentals	$29,442	47.4%	$27,264	50.7%
Device Solutions Direct Payer Rentals	9,098	14.7%	9,415	17.5%
Patient Services Direct Payer Rentals	6,828	11.0%	6,529	12.1%
Device Solutions Product Sales	7,603	12.2%	7,313	13.6%
Device Solutions - Service	7,311	11.8%	3,191	5.9%
Patient Services Product Sales	1,823	2.9%	93	0.2%

Total	$62,105	100.0%	$53,805	100.0%

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Medical equipment for sale or rental	$3,239	$2,802
Medical equipment for sale or rental - pump reserve	(33)	(12)
Medical equipment for sale or rental - net	3,206	2,790

Medical equipment in rental service	101,165	99,163
Medical equipment in rental service - pump reserve	(2,699)	(2,270)
Accumulated depreciation	(60,769)	(57,443)
Medical equipment in rental service - net	37,697	39,450

Total	$40,903	$42,240
Depreciation expense for medical equipment for the three and six months ended June 30, 2023 was $2.6 million and $5.3 million, respectively, compared to $2.5 million and $4.9 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,162	$(3,600)	$2,562	$5,710	$(3,252)	$2,458
Automobiles	87	(85)	2	87	(83)	4
Leasehold improvements	3,498	(1,759)	1,739	3,498	(1,575)	1,923

Total	$9,747	$(5,444)	$4,303	$9,295	$(4,910)	$4,385
Depreciation expense for property and equipment for both the three and six months ended June 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the six months ended June 30, 2023 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2022	$3,710
Goodwill acquired	—
Balance as of June 30, 2023	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(33,944)	4,890	38,834	(33,594)	5,240
Non-competition agreements	472	(208)	264	472	(161)	311
Unpatented technology	943	(325)	618	943	(258)	685
Software	10,300	(10,130)	170	10,300	(10,100)	200

Total nonamortizable and amortizable intangible assets	$52,572	$(44,630)	$7,942	$52,572	$(44,136)	$8,436
Amortization expense for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively, compared to $0.7 million and $1.4 million, respectively, for the same prior year periods. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2023 is as follows (in thousands):

	2023	2024	2025	2026	2027	2028 and thereafter	Total

Amortization expense	$495	$990	$810	$524	$471	$2,652	$5,942
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
On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to April 26, 2028, (ii) the replacement of London Interbank Offered Rate ("LIBOR") with Adjusted Term Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate, and (iii) an increase of the maximum dollar amount of incremental revolving loans from $25 million to $35 million. Incremental revolving loans continue to be subject to certain conditions, including the consent of the Agent and obtaining necessary commitments.
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of June 30, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	June 30, 2023	December 31, 2022

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(36,517)	(33,384)
Letter of credit	(400)	(400)
Availability on Revolving Facility	$38,083	$41,216

The Company had future maturities of its long-term debt as of June 30, 2023 as follows (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$36,517	$36,517
Total	$—	$—	$—	$—	$36,517	$36,517
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2023			December 31, 2022
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$36,517	$36,517	$—	$33,384	$33,384
Unamortized value of debt issuance costs	—	(377)	(377)	—	(227)	(227)
Total	$—	$36,140	$36,140	$—	$33,157	$33,157
As of June 30, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment , plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2023 was 7.47% (Adjusted Term SOFR of 5.22% plus 2.25%). The actual ABR loan rate at June 30, 2023 was 9.50% (lender’s prime rate of 8.25% plus 1.25%).

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
The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. In order to manage the volatility in interest rate markets, in February 2021, the Company entered into two interest rate swap agreements to manage exposure arising from this risk. On a combined basis, the agreements had a constant notional amount over a five-year term that would have ended on February 5, 2026. While they were outstanding, each agreement paid the Company 30-day LIBOR on the notional amount and the Company paid a fixed rate of interest equal to 0.73%. These derivative instruments were considered cash flow hedges. On May 11, 2023, these two swaps were settled and a new swap was entered into with different terms that aligned with changes in the 2021 Credit Agreement arising from the First Amendment. The new swap has a constant notional amount over a five-year term that ends on April 26, 2028. The agreement pays the Company 30-day SOFR on the notional amount and the Company pays a fixed rate of interest equal to 1.74%. The Company does not have any other derivative financial instruments.
The fair values of the Company’s derivative financial instruments are categorized as Level II of the fair value hierarchy as the values are derived using the market approach based on observable market inputs including quoted prices of similar instruments and interest rate forward curves.

The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	June 30, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,910

	December 31, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,965

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Three Months Ended June 30,
	2023	2022
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,270	$955
Unrealized gain recognized in AOCI	412	246
Amounts reclassified to interest expense (a)	(184)	(2)
Tax provision	(56)	(59)
Ending balance	$1,442	$1,140

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.3 million, respectively.

	Six Months Ended June 30,
	2023	2022
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,489	$268
Unrealized gain recognized in AOCI	320	1123
Amounts reclassified to interest expense (a) (b)	(374)	26
Tax provision	7	(277)
Ending balance	$1,442	$1140

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.6 million, respectively.

(b) As of June 30, 2023, $0.7 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the six months ended June 30, 2023.
9.Income Taxes
During the three and six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.2 million and a benefit from income taxes of $0.1 million, respectively. The income tax benefit for the six months ended June 30, 2023 relates principally to the Company's low pre-tax income during the period and also includes a benefit from excess tax benefits on exercises of stock options and vesting of restricted stock during the period. For the three and six months ended June 30, 2022, the Company recorded a provision for income taxes of less than $0.1 million and a benefit from income taxes of $0.4 million, respectively.
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
11.Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (in thousands):	2023	2022	2023	2022
Net income (loss):	$435	$(164)	$111	$(532)
Denominator:
Weighted average common shares outstanding:
Basic	20,955,048	20,583,928	20,904,315	20,596,580
Dilutive effect of common stock equivalents	645,298	—	661,352	—
Diluted	21,600,346	20,583,928	21,565,667	20,596,580
Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.01	$(0.03)
Diluted	$0.02	$(0.01)	$0.01	$(0.03)
For the three and six months ended June 30, 2023, there were 901,995 and 755,234, respectively, of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect. For both the three and six months ended June 30, 2022, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the periods and therefore not included in the calculation.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of June 30, 2023, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
12.Leases
The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next eight years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options.
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
The components of lease costs for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$369	$335	$721	$664
Variable lease cost	87	80	163	154
Total lease cost	$456	$415	$884	$818

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$773	$523

Right of use assets obtained in exchange for lease obligations:
Operating leases	$406	$18

Increases to right of use assets resulting from lease modifications:
Operating leases	$552	$1,050
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2023	2022

	Years	Years
Weighted average remaining lease term:	5.6	7.1

	Rate	Rate
Weighted average discount rate:	6.9%	7.1%
Future maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

Operating Leases (a)
2023	$665
2024	1,337
2025	1,267
2026	1,096
2027	910
2028 and thereafter	2,015
Total undiscounted lease payments	7,290
Less: Imputed interest	(2,359)
Total lease liabilities	$4,931

(a) Excludes $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced. This lease has an expected term of 7 years and is expected to commence in the fourth quarter of 2023.

13.Business Segment Information
During the second quarter of 2023, the Company renamed its two operating segments. Prior to that time the Patient Services segment was known as Integrated Therapy Services and the Device Solutions segment was known as Durable Medical Equipment Services. The changes were for marketing purposes only and there were no changes to the operations of either segment. The Company’s reportable segments are organized based on service platforms, with the Patient Services segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the Device Solutions segment reflecting lower margin product sales, direct payer rental and service revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.
The financial information summarized below is presented by reportable segment for the three months ended June 30, 2023 and 2022:

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$19,319	$12,416	$—	$31,735
Net revenues - internal	—	1,681	(1,681)	—
Total net revenues	19,319	14,097	(1,681)	31,735
Gross profit	11,845	4,597	—	16,442

Selling, general and administrative expenses			15,194	15,194
Interest expense			(620)	(620)
Other income			2	2
Provision for income taxes			(195)	(195)

Net income				$435

Total assets	$60,243	$40,506	$2,000	$102,749
Purchases of medical equipment	$1,539	$1,487	$—	$3,026
Depreciation and amortization of intangible assets	$2,078	$1,015	$—	$3,093

2022
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$17,244	$9,798	$—	$27,042
Net revenues - internal	—	1,762	(1,762)	—
Total net revenues	17,244	11,560	(1,762)	27,042
Gross profit	10,113	4,788	—	14,901

Selling, general and administrative expenses			14,694	14,694
Interest expense			(314)	(314)
Other expense			(30)	(30)
Provision for income taxes			(27)	(27)

Net loss				$(164)

Total assets	$62,310	$34,507	$2,000	$98,817
Purchases of medical equipment	$3,325	$413	$—	$3,738
Depreciation and amortization of intangible assets	$2,371	$1,029	$—	$3,400

The financial information summarized below is presented by reportable segment for the six months ended June 30, 2023 and 2022:

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$38,093	$24,012	$—	$62,105
Net revenues - internal	—	3,311	(3,311)	—
Total net revenues	38,093	27,323	(3,311)	62,105
Gross profit	23,386	8,596	—	31,982

Selling, general and administrative expenses			30,841	30,841
Interest expense			(1,104)	(1,104)
Other expense			(33)	(33)
Benefit from income taxes			107	107

Net income				$111

Total assets	$60,243	$40,506	$2,000	$102,749
Purchases of medical equipment	$4,212	$2,782	$—	$6,994
Depreciation and amortization of intangible assets	$4,256	$2,040	$—	$6,296

2022
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$33,885	$19,920	$—	$53,805
Net revenues - internal	—	3,250	(3,250)	—
Total net revenues	33,885	23,170	(3,250)	53,805
Gross profit	20,851	9,417	—	30,268

Selling, general and administrative expenses			30,586	30,586
Interest expense			(591)	(591)
Other expense			(58)	(58)
Benefit from income taxes			435	435

Net loss				$(532)

Total assets	$62,310	$34,507	$2,000	$98,817
Purchases of medical equipment	$4,836	$1,833	$—	$6,669
Depreciation and amortization of intangible assets	$4,769	$2,047	$—	$6,816

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
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; and (vi) pump repair and service capabilities at all of these facilities and at our customer's locations. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology applications.
During the second quarter of 2023, the Company renamed its two operating segments. Prior to that time the Patient Services segment was known as Integrated Therapy Services and the Device Solutions segment was known as Durable Medical Equipment Services. The changes were for marketing purposes only and there were no changes to the operations of either segment.
Patient Services Segment
Our Patient Services segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our Patient Services segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the Patient Services segment is to expand into treatment of other types of cancers. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the "FDA"), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians, which could benefit us.
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
Additional areas of focus for our Patient Services segment are as follows:
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
The payer environment within our Patient Services segment is in a constant state of change. We continue to extend our considerable breadth of payer networks under contract as patients move into different insurance coverage plans, including Medicaid and Insurance Marketplace products. In some cases, this may slightly reduce our aggregate billed revenues payment rate but result in an overall increase in collected revenues, due to a reduction in concessions. Consequently, we are increasingly focused on revenues net of concessions.
Device Solutions Segment
Our Device Solutions segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical maintenance services on medical equipment which include recertification, annual preventative maintenance and repair services for oncology practices as well as other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. We provide biomedical services at both our facilities and at our customers locations. We also provide these products and services to customers in the hospital market. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service.

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The following represents the Company’s results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	Better (Worse)

Net revenues:
Patient Services	$19,319	$17,244	$2,075
Device Solutions (inclusive of inter-segment revenues)	14,097	11,560	2,537
Less: elimination of inter-segment revenues	(1,681)	(1,762)	81
Total	31,735	27,042	4,693
Gross profit (inclusive of certain inter-segment allocations) (a):
Patient Services	11,845	10,113	1,732
Device Solutions	4,597	4,788	(191)
Total	16,442	14,901	1,541

Selling, general and administrative expenses
Provision for doubtful accounts	(67)	(41)	26
Amortization of intangibles	247	711	464
Selling and marketing	2,985	3,083	98
General and administrative	12,029	10,941	(1,088)
Total selling, general and administrative expenses	15,194	14,694	(500)

Operating income	1,248	207	1,041

Other expense	(618)	(344)	(274)

Income (loss) before income taxes	630	(137)	767
Provision for income taxes	(195)	(27)	(168)

Net income (loss)	$435	$(164)	$599

Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.03
Diluted	$0.02	$(0.01)	$0.03
Weighted average shares outstanding:
Basic	20,955,048	20,583,928	371,120
Diluted	21,600,346	20,583,928	1,016,418

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended June 30, 2023 (“second quarter of 2023”) were $31.7 million, an increase of $4.7 million, or 17.4%, compared to $27.0 million for the quarter ended June 30, 2022 (“second quarter of 2022”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.

Patient Services
Patient Services net revenue of $19.3 million increased $2.1 million, or 12.0%, during the second quarter of 2023 as compared to the prior year period. This increase was primarily attributable to additional treatment volume in Oncology, revenue from sales-type leases of NPWT pumps, improved third-party payer collections on billings and higher average prices. Net revenue in Oncology for the second quarter of 2023 represented the largest increase, totaling $0.9 million, or 5.8%, compared to the same prior year period. This was followed by an increase in revenue for Wound Care which increased by $1.2 million, or 443%, compared to the same prior year period, mainly due to an increase in sales of equipment on sales-type leases partially offset by lower treatment volumes.
Device Solutions
Device Solutions net revenue of $12.4 million (exclusive of inter-segment revenues) increased $2.6 million, or 26.7%, during the second quarter of 2023 as compared to the prior year period. This increase included higher biomedical services revenue which increased by $2.5 million, or 163%, compared to the same prior year period. The increased biomedical revenue was mainly due to a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit for the second quarter of 2023 of $16.4 million increased $1.5 million, or 10.3%, from $14.9 million for the second quarter of 2022. The increase was driven by the increase in net revenue offset partially by a lower gross profit percentage of net revenue ("gross margin"). Gross margin was 51.8% during the second quarter of 2023 as compared to 55.1% during the prior year period, a decrease of 3.3%. Gross profit and gross margin increased in the Patient Services segment, but were both lower in the Device Solutions segment.
Patient Services
Patient Services gross profit was $11.8 million during the second quarter of 2023, representing an increase of $1.7 million compared to the prior year period. The increase reflected the higher net revenues and a higher gross margin, which increased from the prior year by 2.7% to 61.3%. The increase in the gross margin reflected lower pump disposal expenses, improved third-party payer collections on billings and improved coverage of fixed costs from the higher net revenue. These improvements were partially offset by unfavorable product mix favoring lower margin revenues. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.7 million during the second quarter of 2023 as compared to the prior year period, which included an unusually high adjustment related to an updated estimate of the volume of pumps considered missing based on pump return data and physical inventories. The unfavorable gross margin mix was mainly related to the increase in revenue related to NPWT equipment leases which have a lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the second quarter of 2023 was $4.6 million, representing a decrease of $0.2 million, or 4.0%, compared to the prior year. This decrease was due to a decrease in the gross margin, partially offset by higher net revenues. The Device Solutions gross margin was 37.0% during the current quarter, which was 11.8% lower than the prior year period. This decrease was due to an increase in labor costs related to an increase in the number of biomedical technicians and other expenses associated with the rapid on-boarding of the new master services agreement. Some of the additional labor costs include training activities and other labor expenses associated with building a larger team in order to have the capacity required to support much higher planned revenue volume. Over time, higher revenue levels are expected to absorb a portion of the increased labor costs and result in an improved gross margin. Other increased expenses associated with the on-boarding ramp, which include increased travel expenses and employee acquisitions costs, are expected to decrease in the future. We currently estimate that the additional expenses incurred during the second quarter of 2023 that will either be absorbed or reduced totaled approximately $0.9 million.
Selling and Marketing Expenses
Selling and marketing expenses were $3.0 million for the second quarter of 2023, representing a decrease of $0.1 million, or 3.2%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues decreased to 9.4% compared to the prior year period at 11.4%. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from the higher net revenue. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the second quarter of 2023 were $12.0 million, an increase of 9.9% from $10.9 million for the second quarter of 2022. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.1 million was due to a higher short-term incentive accrued expense totaling $0.5 million and increased expenses totaling $0.7 million associated with revenue volume growth which included the cost of additional personnel, information technology and general business expenses including inflationary increases. These amounts were partially offset by lower stock-based compensation expense of $0.1 million. G&A expenses as a percentage of net revenues for the second quarter of 2023 decreased to 37.9% compared to 40.5% for the prior year period, mainly reflecting improved net revenue leverage over fixed costs.
Other Expenses
During the second quarter of 2023, other expense included interest expense of $0.6 million, which was $0.3 million higher than interest expense for the second quarter of 2022. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement, as amended, partially offset by amounts received on interest rate swap derivatives. The increase resulted from higher weighted-average interest rates and higher average outstanding debt balances during the second quarter of 2023 as compared to the second quarter of 2022, partially offset by lower commitment fees on a lower unused revolving line availability.
Provision For Income Taxes
During the second quarter of 2023, the Company recorded a provision for income taxes totaling $0.2 million on pre-tax income of $0.6 million, representing an effective tax rate of 31%. During the second quarter of 2022, the Company recorded a provision for income taxes of less than $0.1 on a pre-tax loss of $0.1 million. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following represents the Company’s results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	Better/ (Worse)

Net revenues:
Patient Services	$38,093	$33,885	$4,208
Device Solutions (inclusive of inter-segment revenues)	27,323	23,170	4,153
Less: elimination of inter-segment revenues	(3,311)	(3,250)	(61)
Total	62,105	53,805	8,300
Gross profit (inclusive of certain inter-segment allocations) (a):
Patient Services	23,386	20,851	2,535
Device Solutions	8,596	9,417	(821)
Total	31,982	30,268	1,714

Selling, general and administrative expenses
Provision for doubtful accounts	47	6	(41)
Amortization of intangibles	495	1,421	926
Selling and marketing	6,209	6,402	193
General and administrative	24,090	22,757	(1,333)
Total selling, general and administrative expenses	30,841	30,586	(255)

Operating income loss	1,141	(318)	1,459

Other expense	(1,137)	(649)	(488)

Income loss before income taxes	4	(967)	971
Benefit from income taxes	107	435	(328)

Net income loss	$111	$(532)	$643

Net income loss per share:
Basic	$0.01	$(0.03)	$0.04
Diluted	$0.01	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	20,904,315	20,596,580	307,735
Diluted	21,565,667	20,596,580	969,087

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the six-month period ended June 30, 2023 (“first half of 2023”) were $62.1 million, an increase of $8.3 million, or 15.4%, compared to $53.8 million for the six-month period ended June 30, 2022 (“first half of 2022”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $38.1 million increased $4.2 million, or 12.4%, during the first half of 2023 as compared to the same prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Pain Management, revenue from sales-type leases of NPWT pumps, improved third-party payer collections on billings and higher average prices. Net revenue in Oncology for the first half of 2023 represented the largest increase, totaling $2.5 million, or a 8.2% increase, compared to the same prior year period. This was followed by an increase in revenue for Wound Care which increased by $1.4 million, or 211%, compared to the same prior year period, mainly due to an increase in sales of equipment on sales-type leases, partially offset by lower treatment volumes. Pain Management net revenue during the first half of 2023 increased by $0.2 million, which represented an increase of 9.7% as compared to the first half of 2022.
Device Solutions
Device Solutions net revenue of $24.0 million (exclusive of inter-segment revenues) increased $4.1 million, or 20.5%, during the first half of 2023 as compared to the same prior year period. This increase included higher biomedical services revenue which increased by $4.1 million, or 129%, and higher sales of medical equipment which increased by $0.7 million, or 24%, compared to the same prior year period. These increases were partially offset by lower sales of disposable medical supplies and lower equipment rentals which, on a combined basis, decreased by $0.7 million. The increased biomedical revenue was mainly due to a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022.
Gross Profit (inclusive of certain inter-segment allocations)
Gross profit of $32.0 million for the first half of 2023 increased $1.7 million, or 5.7%, from $30.3 million for the first half of 2022. This increase was due to the increase in net revenues offset by a lower gross margin. Gross margin decreased to 51.5% during the first half of 2023 as compared to 56.3% during the same prior year period. This decrease was due to a decrease in the gross margin for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services gross profit was $23.4 million during the first half of 2023, representing an increase of $2.5 million, or 12.2%, compared to the same prior year period. The improvement reflected an increase in net revenues, partially offset by a lower gross margin, which decreased from the prior year by 0.1% to 61.4%. The lower gross margin was the result of an unfavorable product mix favoring lower margin revenues partially offset by improved third-party payer collections on billings and improved coverage of fixed costs from the higher net revenue. The unfavorable gross margin mix was mainly related to the increase in revenue related to NPWT equipment leases which have a lower average gross margin then other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the first half of 2023 was $8.6 million, representing a decrease of $0.8 million, or 8.7%, compared to the same prior year period. This decrease was due to a decrease in gross margin, which was partially offset by the increase in net revenues. The Device Solutions gross margin was 35.8% during the current period, which was 11.5% lower than the same prior year period. This decrease was due to an increase in labor costs related to an increase in the number of biomedical technicians and other expenses associated with the rapid on-boarding of the new master services agreement. Some of the additional labor costs include training activities and other labor expenses associated with building a larger team in order to have the capacity required to support much higher planned revenue volume. Over time, higher revenue levels are expected to absorb a portion of the increased labor costs resulting in an improved gross margin. Other increased expenses associated with the on-boarding ramp, which include increased travel expenses and employee acquisitions costs, are expected to decrease in the future. We currently estimate that the additional expenses incurred during the first half of 2023 that will either be absorbed or reduced totaled approximately $2.2 million.

Selling and Marketing Expenses
Selling and marketing expenses for the first half of 2023 were $6.2 million, representing a decrease of $0.2 million, or 3.0%, as compared to selling and marketing expenses for the first half of 2022. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues decreased to 10.0% compared to the same prior year period at 11.9%. This decrease was mainly attributable to a reduction in sales team members and a higher coverage of fixed expenses related to the higher revenue.
General and Administrative ("G&A") Expenses
G&A expenses for the first half of 2023 were $24.1 million, an increase of $1.3 million, or 5.9%, from the first half of 2022. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase of $1.3 million was due to $0.2 million in additional audit expenses associated with additional requirements to comply with the Sarbanes-Oxley Act of 2002 and other increased expenses totaling $1.1 million associated with revenue volume growth and included the cost of additional personnel, information technology and general business expenses, including inflationary increases. These increases were partially offset by a decrease in stock-based compensation expense of $0.4 million. G&A expenses as a percentage of net revenues for the first half of 2023 decreased to 38.8% compared to 42.3% for the same prior year period.
Other Income and Expenses
During the first half of 2023, other income and expense included interest expense of $1.1 million, which was $0.5 million higher than interest expense for the first half of 2022. This increase was due to an increase in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit and higher average interest rates.
Benefit From Income Taxes
During the first half of 2023, the Company recorded a benefit from income taxes totaling $0.1 million on pre-tax income of less than $0.1 million. The benefit was due to permanent differences between expense recognized for book purposes versus tax purposes, including differences associated in the amounts of equity compensation expense. During the first half of 2022, the Company recorded a benefit from income taxes totaling $0.4 million on pre-tax losses of $1.0 million, representing an effective tax rate of 44.9%. This rate differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the "Agent"), and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 7 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the First Amendment.
The following table summarizes our available liquidity (in millions):

Liquidity
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$0.1	0.2
Revolving line of credit	38.1	41.2
Available liquidity	$38.2	41.4

Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available to meet our liquidity requirements for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs, including our long-term lease obligations discussed above in Note 12 (Leases) in the notes to the accompanying unaudited condensed consolidated financial statements. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement, as amended. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	June 30, 2023	December 31, 2022
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(36,517)	(33,384)
Letters of credit	(400)	(400)
Availability on Revolving Facility	$38,083	$41,216
As of June 30, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment , plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2023 was 7.47% (Adjusted Term SOFR of 5.22% plus 2.25%). The actual ABR loan rate at June 30, 2023 was 9.50% (lender’s prime rate of 8.25% plus 1.25%). As of June 30, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.

Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
As of June 30, 2023, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Six Months Ended June 30,
In millions	2023	2022	2023 vs. 2022
Net cash provided by operating activities	$2.3	$9.5	$(7.2)
Net cash used in investing activities	$(5.4)	$(4.9)	$(0.5)
Net cash provided by (used in) financing activities	$3.1	$(4.4)	$7.5

Operating Cash Flow. Operating cash flows totaled $2.3 million during the first half of 2023 and $9.5 million for the first half of 2022. This $7.2 million decrease was attributable to a decrease in net income adjusted for non-cash items, which was $7.6 million during the first half of 2023 as compared to $8.3 million during the first half of 2022, a decrease of $0.7 million, and due to cash used to fund increased working capital items totaling $5.3 million during first half of 2023 as compared to cash provided by reduced working capital items totaling $1.2 million during first half of 2022, a change of $6.5 million. The decrease in net income adjusted for non-cash items was primarily attributable to the increased expenses associated with on-boarding the biomedical master services agreement. The use of cash for working capital items during the first half of 2023 included a $0.5 million increase in accounts receivable, a $0.9 million increase in inventories, a $1.0 million increase in other current assets, a $1.2 million decrease in accounts payable and other liabilities net of capital items and a $1.7 million increase in other assets. The cash provided by working capital items during the first half of 2022 included a $2.5 million increase in accounts payable and other liabilities net of capital items and a $0.6 million decrease in other current assets partially offset by a $0.9 million increase in accounts receivable and a $0.9 million increase in inventories. The increase in accounts receivable during the first half of 2023 was mainly due to a change in revenue growth categories between the first half of 2023 as compared to the first half of 2022. During 2023, increased revenue was largely attributable to sales-type leases, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the new biomedical services contract, a part of which increased the related contract asset (which is included in other current assets versus accounts receivable). During 2022, most of the increased revenue resulted in a higher accounts receivable balance. Accounts payable and other liabilities net of capital items decreased by $1.2 million during the first half of 2023 and increased $2.5 million during the first half of 2022, representing a $3.7 million unfavorable cash flow swing, mainly due to a reduction in the amount paid in 2022 for the 2021 short-term incentive bonus plan as compared to the amount paid in 2023 for the 2022 short-term incentive bonus plan. The increase in inventories in both 2023 and 2022 reflected the higher revenue volumes in both periods. The increase in other assets was due to higher long-term lease receivables due to an increase in the amount of equipment sales on leases during 2023 as compared to 2022.
Investing Cash Flow. Net cash used in investing activities was $5.4 million for the first half of 2023 compared to $4.9 million for the first half of 2022, an increase of $0.5 million. The increase was due to an increase totaling $0.5 million in cash used to purchase medical equipment and other property and equipment during the first half of 2023 as compared to the first half of 2022. Purchases of medical equipment were higher during 2023 to support an increase in rental revenues during the current year as compared to 2022.
Financing Cash Flow. Net cash provided by financing activities for the first half of 2023 was $3.1 million compared to net cash used of $4.4 million for the first half of 2022. The amount of cash provided by financing activities during first half of 2023 included net revolving line of credit borrowings under the 2021 Credit Agreement, as amended, totaling $3.1 million and cash proceeds from employee stock option exercises and employee stock purchase plan proceeds, combined totaling $0.8 million. Amounts of cash used in financing activities during the first half of 2022 primarily related to $4.4 million to buy back the Company's common stock and cash paid for contingent consideration related to the 2021 acquisition of OB Healthcare. These were partially offset by net revolving line of credit borrowings under the 2021 Credit Agreement totaling $0.6 million.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and six months ended June 30, 2023. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both June 30, 2023 and December 31, 2022.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statements of income. See Note 8 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and six months ended June 30, 2023 and 2022, respectively.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounting such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate ("LIBOR") announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. On April 26, 2023, the Company amended its 2021 Credit Agreement with the First Amendment, discussed in Note 7 to the condensed consolidated financial statements, to provide for the replacement of LIBOR with Term SOFR as a benchmark interest rate. Prior to the First Amendment, net revolving loans under the 2021 Credit Agreement were indexed to USD LIBOR. As discussed in Note 8 to the condensed consolidated financial statements, on May 11, 2023, the Company settled its two outstanding interest rate swap agreements, which were indexed to USD LIBOR, and entered into a new interest rate swap agreement indexed to SOFR to coincide with the the index change in the 2021 Credit Agreement, as amended. The new swap agreement has a notional value of $20 million, which is equal to the combined notional value of the two settled swap agreements. The term of the new swap agreement, which matches the April 26, 2028 expiration date of the 2021 Credit Agreement, as amended, extends past the term of the settled swap agreements by approximately 26 months.
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
The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the remediation of these material weaknesses will be completed prior to the end of fiscal year 2023. However, there is no assurance as to when such remediation will be completed.
Changes in Internal Control over Financial Reporting
The Company has been implementing measures to remediate the material weaknesses in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three month period ended June 30, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A summary of our purchases of our common stock during the three months ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1, 2023 through April 30, 2023	—	$—	—	$13,838,269
May 1, 2023 through May 31, 2023	17,633	$9.13	—	$13,838,269
June 1, 2023 through June 30, 2023	3,951	$9.57	—	$13,838,269
Total	21,584	$9.21	—
(a) Of the 21,584 shares of common stock presented in the table above, 21,584 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 21,584 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024 (which was announced on August 12, 2021). Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2023, the Company had repurchased 553,149 shares under the Share Repurchase Program.
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

10.1
First Amendment to Credit Agreement dated as of April 21, 2023 by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on May 2, 2023).

10.2
First Amendment to the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

10.3	InfuSystem Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

* **	Filed herewith Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: August 9, 2023	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2023	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)