Form 10-K
period 2023-12-31
InfuSystem Holdings, Inc
filed 2024-04-10
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was $190,572,924. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors and officers of the registrant and persons who hold 10% or more of the outstanding common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of April 4, 2024 was 21,264,695.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations;
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
Market and Industry Data
This Form 10-K contains market, industry and government data and forecasts that have been obtained from publicly available information, various industry publications and surveys and other published industry sources such as consultant surveys and forecasts. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. None of the reports and other materials of third-party sources referred to in this Form 10-K were prepared for use in, or in connection with, this report.
Trademarks and Trade Names
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

PART I
Item 1.    Business.
Background
InfuSystem Holdings, Inc. ("we," "us," "our" or the "Company") is a Delaware corporation. Formed in 2005, the Company operates through its subsidiary InfuSystem, Inc., a Delaware corporation ("InfuSystem" or "ISI"). During the fiscal year ended December 31, 2023, the Company's also operated through its wholly-owned subsidiary First Biomedical, Inc., a Kansas Corporation, which merged into InfuSystem on January 1, 2024.
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
Our services are provided under a two-platform model. Our lead platform, Patient Services, provides the last-mile solution for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and services. Our second platform, Device Solutions, supports our Patient Services platform and leverages the Company's strong service orientation to win incremental business from our direct payer clients. During the second quarter of 2023, the Company renamed its two operating segments. Prior to that time, the Patient Services segment was known as Integrated Therapy Services and the Device Solutions segment was known as Durable Medical Equipment Services. The changes were for marketing purposes only and there were no changes to the operations of either segment.
We believe InfuSystem has a lot to offer the healthcare community. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and health care providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We've developed an exemplary Patient Services model in oncology and believe that we can extend this model into other Durable Medical Equipment therapies. The key is our ability to leverage our existing platforms – the new therapies do not require building a new infrastructure. We simply incrementally add to the systems already in place (e.g., sales, clinical, logistics, revenue cycle management, and biomedical services).
Patient Services is presented as a “turnkey” solution allowing our health care provider customers to focus on practicing medicine. InfuSystem provides the Durable Medical Equipment and treatment consumables, handles the logistics around orders and deliveries, provides 24/7 nursing support relating to the provided equipment, assumes responsibility for third-party payer Durable Medical Equipment billing, and handles biomedical services (e.g., inspection, repair, certification and replacement) for the Durable Medical Equipment. Device Solutions are provided as a “concierge” offering, whereby InfuSystem leverages its strong service orientation to provide incremental services to our health care provider customers on a direct payer model. Device Solutions include equipment rental and sales, consumable sales, and biomedical support services.
InfuSystem competes for and retains its business primarily on the basis of its longstanding participation and strong reputation in the Durable Medical Equipment space, its well established relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 820 third-party payer networks as of December 31, 2023, an increase of 3% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) our large pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; (vi) our growing team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.
Patient Services Segment
The Patient Services segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home health care solutions involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our Patient Services segment is supplying electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. A goal for the Patient Services segment is to expand into treatment of other types of cancers. In 2023, our Oncology Business approximated 89% of our total Patient Services segment net revenues. In 2023, we generated approximately 46% of our total Patient Services segment net revenues from treatments for colorectal cancer and 43% of our Patient Services segment net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect pharmaceutical companies in this space to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, the Center of Medicare and Medicaid Services ("CMS") and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancer because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
Additional areas of focus for our Patient Services segment are as follows:
•Pain Management: providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Wound Care: launched in November 2022, the Company established a partnership, SI Wound Care, LLC ("SI Wound Care"), with Sanara MedTech Inc. ("Sanara"). The partnership focuses on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including Cork Medical

LLC’s (“Cork”) negative pressure wound therapy (“NPWT”) devices and supplies and Sanara’s advanced wound care product line to new customers through the jointly controlled entity.
•Acquisitions: we believe there are opportunities to acquire smaller, regional health care service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
•Information technology-based services: we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, Pump Portal, DeviceHub and BlockPain Dashboard®.
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
Device Solutions Segment
Our Device Solutions segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other healthcare site settings, including hospitals, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our 2021 acquisition of FilAMed, a privately-held biomedical services company has supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings including home care and home infusion providers, skilled nursing facilities, pain centers and others. Our 2021 acquisition of OB Healthcare Corporation (“OB Healthcare”), a privately-held biomedical services company further develops and expands InfuSystem’s Device Solutions segment by adding field service capabilities and complements the Company’s purchase of FilAMed.
Services
Patient Services Segment
Our core service within our Patient Services segment is our Oncology Business. After delivering our ambulatory pumps to oncology offices, infusion clinics, and hospital and outpatient chemotherapy clinics, we then directly bill and collect payment from payers and patients for the use of these pumps. At any given time, our pumps are in the possession of these facilities, on a patient, in transit, or in our facilities for cleaning, calibration and storage as reserves for increased demand.
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
Also, within Patient Services, we offer pain management services via electronic ambulatory infusion pumps for post-operative pain management using our pumps along with a numbing agent and a continuous nerve block catheter – continuous peripheral nerve block (“CPNB”). Using CPNB for the management of post-operative pain, which usually lasts two to three days after surgery, can result in reduced pain for the patient, increased satisfaction scores for the surgical center or hospital, and reduced need for post-operative opioid pain medication. These services include our patient care call center interaction offering support to patients and the review and collection of pain score patient outcome data for outpatient surgery centers using our proprietary BlockPain Dashboard®.
Device Solutions Segment
Other services we offer are classified under our Device Solutions segment and include the rental, sale or leasing and servicing of pole-mounted and ambulatory infusion pumps to oncology practices, hospitals and other clinical settings. These pumps are available for daily, weekly, monthly or annual rental periods. We also sell treatment consumables that can be used in conjunction with the pumps we sell and rent.
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
As of December 31, 2023, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our Patient Services and Device Solutions segments had a historical cost of $96.3 million, down from $99.2 million at the end of 2022, and included approximately 136 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2023 and 2022, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $3.1 million and $2.8 million, respectively, for sale or rental.
Information Technology
Our Information Technology (“IT”) department is focused on not only supporting our internal IT infrastructure needs, but also supporting our revenue cycle management infrastructure, which includes our electronic medical record technology (“EMR”). Our EMR allows medical facilities to use our infusion pumps and services via our solutions such as EXPRESS and InfuConnect. This focus has enabled current billing information to be transferred to us from participating facilities electronically and automatically. Our focus on IT solutions resulted in the development of EXPRESS, a product powered by our InfuBus data integration platform that provides for paperless delivery of the appropriate information for InfuSystem to bill payers that:

•provides an enhanced visibility as a result of real time status and reporting;
•reduces risk of error;
•automates treatment logs, pump assignments, tracking and physician’s orders;
•provides a secure scanner for easy pump assignment to patients; and
•removes interruptions from physician practices’ daily schedules, and standardizes data flow for clinics and hospitals with multiple locations.

Relationships with Physician Offices
As of December 31, 2023, we had business relationships with clinical oncologists in over 2,150 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the U.S., we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.
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
Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, for the period ended December 31, 2023, we experienced a net gain on facilities. We expect this trend to continue for the foreseeable future.
Employees
As of December 31, 2023, we had 516 employees, including 499 full-time employees and 17 part-time or contract employees. None of our employees are unionized.
Material Suppliers
We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. Smiths Medical, Inc., a division of ICU Medical, Inc., supplied more than 60% of the ambulatory pumps purchased by us in 2023. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies.
Seasonality
Revenues may be seasonal due to the impact of co-pays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. Furthermore, as the Company’s liquidity has increased, opportunistic pump purchases are made from time to time. These opportunistic pump purchases also allow for opportunistic pump sales, which could be material. The timing of such purchases and sales vary within the course of a year.
Environmental Laws
We are required to comply with applicable federal, state and local environmental laws regulating the disposal of cleaning agents used in the process of cleaning medical equipment, as well as the disposal of sharps and blood products used in connection with the pumps and medical equipment. We do not believe that compliance with such laws has a material effect on our business.
Significant Customers
In addition to providing our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers, we have sought to establish contracts with as many third-party payer organizations as commercially practicable in an effort to ensure that reimbursement is not a significant obstacle for providers recommending continuous infusion therapy and wish to utilize our services. A third-party payer organization is a health care payer or a group of medical services payers that contracts to provide a wide variety of health care services to enrolled members through participating providers such as us. A payer is any entity that pays on behalf of a member patient.
As of December 31, 2023, we had contracts with nearly 820 third-party payer networks, an increase of 3% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of net revenue in 2023, 2022 or 2021.
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
Changes in the health care reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Such changes may be impacted by the growth in Accountable Care Organizations (“ACO”), reduction of providers by payers, the use of lower cost rental networks and other factors. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the health care reimbursement system. Changes to the health care reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home health care and other companies that use our services, may adversely affect our ability to market our services profitably. Overall, such dependency and potential changes could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
As of December 31, 2023, we had contracts with nearly 820 third-party payer networks, an increase of 3% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer represented more than 10% of net revenue in 2023, 2022 or 2021. To the extent such dependency was to occur, significant fluctuations in revenues, results of operations and liquidity could arise if any significant contracted payer reduces its reimbursement for the services we provide.
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
We are required to have a Medicare Supplier Number in order to have the ability to bill Medicare for services provided to Medicare patients. Furthermore, all third-party and Medicaid contracts require us to have a Medicare Supplier Number. We are required to comply with Medicare DMEPOS Supplier Standards in order to maintain our number. If we are unable to comply with the relevant standards, we could lose our Medicare Supplier Number. Without this number, we would be unable to continue our various third-party and Medicaid contracts. A significant portion of our revenues are dependent upon our Medicare Supplier Number, the loss of which would materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our infusion pumps and related consumables are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by two major suppliers: Smiths Medical, Inc. and Moog Medical Devices Group. The loss or disruption of our relationships with outside vendors, including pumps, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions due to circumstances beyond our or our suppliers’ control. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.
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
Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2023, we were under contract with nearly 820 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.
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
On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 7 (Debt) in the notes to the accompanying consolidated financial statements for additional information regarding the 2021 Credit

Agreement, as amended). Our 2021 Credit Agreement, as amended, contains and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:
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
These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement, as amended, also contains certain financial covenants. As of December 31, 2023, we were in compliance with all the covenants contained in the 2021 Credit Agreement, as amended, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.
Economic uncertainty or economic deterioration could adversely affect us.
The global economy has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, geopolitical uncertainties and international conflicts, including the ongoing military conflicts between Russia and Ukraine, and Israel and Hamas, and rising tensions with China, have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures; however, we have no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.
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
The Company’s U.S. federal net operating loss carryforward for tax purposes was $26.6 million at December 31, 2023, resulting in a federal deferred tax asset of $5.6 million. Approximately $20.0 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2034. The Company’s realization of its deferred tax assets including the loss carryforwards is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income in sufficient amounts. There can be no assurance that we will generate the required amounts of taxable income before the expiration dates are reached.
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
As of December 31, 2023, options to purchase 1,709,019 shares of common stock were outstanding, at a weighted average exercise price of $9.37 per share, of which 940,491 were exercisable at a weighted average exercise price of $8.97 per share. In addition, RSUs of 529,862 shares, with a weighted average grant date fair value of $11.42 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 112,776 shares, with a weighted average grant date fair value of $10.49 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.

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
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). As of December 31, 2023, our U.S. federal net operating loss carryforwards of approximately $20.0 million will begin to expire in various years beginning in 2034 and $6.6 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets.
GENERAL RISK FACTORS
We have identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired and have a material adverse effect on our business.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.
As described in more detail in "Item 9A. Controls and Procedures," we have identified a material weakness in our internal control over financial reporting relating to revenue recognition for the Company's rental contract revenue. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2023.
We are taking the necessary steps to remediate the material weakness and believe that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. We cannot guarantee that these initiatives will ultimately have the intended effects. While we have implemented a variety of steps to remediate this material weakness, this material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.
Further, other weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future. During the fourth quarter of fiscal 2022 we identified three material weaknesses in internal control related to ineffective controls in the areas of (1) completeness and accuracy of information produced by the entity ("IPE") and used by control owners in the operation of certain controls across the financial statement areas; (2) the financial reporting processes, including general information technology controls over access rights within certain financial reporting and accounting applications; and (3) controls over management’s review of established pricing and contract terms to support recorded revenue and accounts receivable for the Device Solutions Direct Payer Rentals, Device Solutions Product Sales, Device Solutions - Service and Patient Services Direct Payer Rentals. Due to the material weaknesses in the Company's internal control over financial reporting, the Company also concluded that its disclosure controls and procedures were not effective as of December 31, 2022. Our remediation plan included steps to design and implement new controls as well as expand training related to the accounting considerations for complex financing transactions, and we have since concluded that this material weakness has been remediated.

Although we are taking measures to remediate the material weakness, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified or occur in the future, which could result in material misstatements of our interim or annual consolidated financial statements. If we are unable to remediate the material weakness or additional material weaknesses are identified in the future, our ability to record, process and report financial information accurately, and to prepare consolidated financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities. In particular, if our consolidated financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our consolidated financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.
Any future pandemic, epidemic or outbreak of any highly infectious disease could cause disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations.
Any future pandemic, epidemic or outbreak of any highly infectious disease, including the emergence of additional COVID-19 variants, could cause widespread disruptions to the United States and global economies and could contribute to significant volatility and negative pressure in financial markets. The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. Although the COVID-19 pandemic did not have a material unfavorable effect on our results of operations to date, there can be no assurance that a resurgence of the COVID-19 pandemic, or any other global pandemic or disease outbreak, will not have a material adverse effect on our future operational and financial performance. We cannot predict the degree to which the effects of the any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect, our business, financial condition and results of operations, and such may also have the effect of heightening many of the risks described in this “Risk Factors” section.
We may become subject to legal and regulatory proceedings that could have a material adverse impact on our business, results of operations and financial condition.
From time to time and in the ordinary course of our business, we may become involved in various legal and regulatory proceedings. All such proceedings are inherently unpredictable and, regardless of the merits of the claims, litigation and regulatory proceedings may be expensive, time-consuming and disruptive to our operations and distracting to management. If resolved against us, such proceedings could result in excessive verdicts, injunctive relief or other equitable relief that may affect how we operate our business. Similarly, if we settle such proceedings, it may affect how we operate our business. Future court decisions, alternative dispute resolution awards, business expansion or legislative activity may increase our exposure to litigation and regulatory investigations. In some cases, substantial non-economic remedies or punitive damages may be sought. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular verdict, judgment or settlement that may be entered against us, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. If we incur liability that exceeds our insurance coverage or that is not within the scope of the coverage in proceedings brought against us, it could have a material adverse effect on our business, results of operations and financial condition.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our technology solutions and services. We have implemented a service to support EMR technology with some of our outpatient infusion practices that enables billing information to be transferred between us and medical facilities electronically and automatically, thus eliminating the current use of mail, email and/or faxes. We have also implemented a web portal that supports our rental and service customers. If these efforts cease to be successful, our reputation and ability to attract and retain customers and contributors will be adversely affected. Furthermore, we are likely to incur expenses in connection with continually updating and improving our technology infrastructure and services. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We may face significant delays in introducing new services, products and enhancements.

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
Item 1B.     Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity
We recognize the importance of cybersecurity in safeguarding sensitive information, maintaining operational integrity, and ensuring the safety and efficacy of our medical devices. Our cybersecurity risk management program, which is based on recognized frameworks established by the National Institute of Standards and Technology ("NIST"), is integrated into our overall enterprise risk management program, and shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, operational and financial risk areas. We are dedicated to maintaining the highest standards of cybersecurity to protect our customers and stakeholders. We will continue to adapt to evolving threats and regulations to ensure the safety and security of our products and information.
Cybersecurity Risk Management
•Risk Assessment: We regularly conduct comprehensive cybersecurity risk assessments, identifying potential vulnerabilities and threats that could impact the confidentiality, integrity, and availability of our medical devices and associated data.
•Policies and Procedures: InfuSystem has established and maintains cybersecurity policies and procedures that align with industry best practices and regulatory requirements. These policies address areas such as data protection, access control, incident response, and vulnerability management.
•Training and Awareness: We provide ongoing cybersecurity training and awareness programs to our employees and contractors, emphasizing the importance of their role in safeguarding sensitive information and reporting security incidents.
•Use of Third-Parties: InfuSystem works with a third-party Cybersecurity risk partner who’s systems ingest information regarding the current state of the Company’s information and technology environment and using specialized algorithms provide assessments of the company’s Cybersecurity risk exposure as well as providing targeted advice to mitigate any risks identified.
•Third-Party Risk Management: InfuSystem evaluates the cybersecurity practices of third-party vendors and suppliers, ensuring that they meet our cybersecurity standards and pose no undue risk to our medical devices and data.
•Incident Response Plan: We maintain a robust incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. This plan includes procedures for reporting incidents, containing threats, and notifying affected parties as required by law.
Cybersecurity Incidents
InfuSystem is committed to transparency and promptly disclosing any material cybersecurity incidents that may impact our business, customers, or investors. As of the date of this report, we have not experienced any material cybersecurity incidents. Please see the Item 1A. Risk Factor above entitled "Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations" for more information regarding cybersecurity incident risks associated with InfuSystem.
Ongoing Efforts
InfuSystem is committed to continuous improvement in our cybersecurity risk management practices. In the coming fiscal year, we will focus on:
1.Enhancing our threat detection and monitoring capabilities.
2.Conducting regular tabletop exercises to improve incident response readiness.
3.Staying abreast of emerging threats and adjusting our cybersecurity posture accordingly.

4.Collaborating with industry partners and regulatory authorities to enhance overall cybersecurity resilience in the medical device industry.
Cybersecurity Governance
InfuSystem maintains a dedicated cybersecurity governance framework led by our Chief Information Officer (CIO). The CIO serves as an Executive Officer who reports directly to senior management and makes regular reports to the audit committee. Management reports to the Board of Directors with respect to cybersecurity matters. Given the position cybersecurity has in the Company’s strategy to be the most trusted partner for our clients and the potential costs to the business of a major cybersecurity event, Cybersecurity is a standing topic for the audit committee, and Board of Directors.
For more information regarding the expertise of management, see “Executive Officers” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders filed with the SEC on April 10, 2023.
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
We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NYSE American under the symbol INFU. As of April 4, 2024, we had approximately 252 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (a)
October 1, 2023 through October 31, 2023	—	$—	—	$13,838,269
November 1, 2023 through November 30, 2023	—	$—	—	$13,838,269
December 1, 2023 through December 31, 2023	—	$—	—	$13,838,269
Total	—	$—	—
(a) On June 30, 2021, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of December 31, 2023, the Company had repurchased approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Dividends
Historically, we have not declared or paid any dividends on our common stock. Under the terms of our 2021 Credit Agreement, as amended, our ability to pay dividends on our common stock is limited, and we do not anticipate paying dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the fiscal year ended December 31, 2023.
Equity Compensation Plan Information
See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return to the Company's shareholders, the corresponding returns on the Russell 2000 Index during the five-year period ended December 31, 2023 assuming $100 was invested on December 31, 2018 with reinvestment of all dividends.

Stock Performance Graph ($)
$600
$500
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
InfuSystem
Russell 2000 Index

	2018	2019	2020	2021	2022	2023
InfuSystem	$100	$248	$546	$495	$252	$306
Russell 2000 Index	$100	$124	$146	$166	$131	$150

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.” For discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

Correction of Previously Issued Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the correction of immaterial errors to our previously issued Consolidated Financial Statements as more fully described in Note 15, Correction of Immaterial Errors to Previously Issued Consolidated Financial Statements, in Part II, Item 8 Financial Statements and Supplementary Data.

Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the U.S. and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. ISI is accredited by the Community Health Accreditation Partner (CHAP) and is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations as well as ISO 13485 certified at our Bakersfield, California location.
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its health care provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 820 third-party payer networks as of December 31, 2023, an increase of 3% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; (vi) growing team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
Patient Services Segment
Our Patient Services segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our Patient Services segment is our Oncology Business. Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the Patient Services segment is to expand into treatment of other types of cancers. In 2023, our Oncology Business approximated 89% of our total Patient Services segment revenues. In 2023, we generated approximately 46% of our total Patient Services segment revenues from treatments for colorectal cancer and 43% of our Patient Services segment revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the FDA, as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
Additional areas of focus for our Patient Services segment are as follows:
•Pain Management: providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Wound Care: launched in November 2022, the Company established the SI Wound Care partnership with Sanara. The partnership will focus on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products including Cork NPWT devices and supplies and Sanara's advanced wound care product line to new customers through the jointly controlled entity.
•Acquisitions: we believe there are opportunities to acquire smaller, regional health care service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
•Information technology-based services: we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, Pump Portal, DeviceHub and BlockPain Dashboard®.
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

Device Solutions Segment
Our Device Solutions segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other healthcare site settings, including, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our acquisition of FilAMed, a privately-held biomedical services company, on January 31, 2021 has supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. Our acquisition of OB Healthcare, a privately-held biomedical services company, on April 18, 2021 further develops and expands InfuSystem’s Device Solutions segment by adding field service capabilities and complements the Company’s purchase of FilAMed.
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

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2023 compared to the year ended December 31, 2022

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	Increase/ (Decrease)
Net revenues:
Patient Services	$76,541	$68,881	$7,660
Device Solutions	55,825	47,506	8,319
Less: elimination of inter-segment revenues (a)	(6,581)	(6,473)	(108)
Total Device Solutions	49,244	41,033	8,211
Total	125,785	109,914	15,871
Gross profit
Patient Services	47,800	43,433	4,367
Device Solutions	15,309	17,127	(1,818)
Total	63,109	60,560	2,549
Selling, general and administrative expenses
Amortization of intangibles	990	2,494	(1,504)
Selling and marketing	12,654	12,259	395
General and administrative	45,377	44,153	1,224
Total selling, general and administrative expenses	59,021	58,906	115
Operating income	4,088	1,654	2,434
Other expense	(2,237)	(1,524)	(713)
Income before income taxes	1,851	130	1,721
Provision for income taxes	(979)	(112)	(867)
Net income	$872	$18	$854
Net income per share
Basic	$0.04	$—	$0.04
Diluted	$0.04	$—	$0.04
Weighted average shares outstanding:
Basic	21,024,382	20,648,818	375,564
Diluted	21,646,079	21,547,306	98,773

(a) Inter-segment revenues are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the year ended December 31, 2023 were $125.8 million, an increase of $15.9 million, or 14.4%, compared to $109.9 million for the year ended December 31, 2022. The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $76.5 million increased $7.7 million, or 11.1%, during the year ended December 31, 2023 as compared to the prior year. This increase was primarily attributable to additional treatment volume in the Oncology business, revenue from sales-type leases of NPWT pumps, improved third-party payer collections on billings and higher average prices. Net revenue in Oncology for the 2023 represented the largest increase, totaling $4.9 million, or a 7.8% increase, compared to the prior year. This was followed by an increase in revenue for Wound Care, which increased by $2.8 million, or 262%, compared to the same prior year period, mainly due to an increase in sales of equipment on sales-type leases, partially offset by lower treatment volumes.

Device Solutions
Device Solutions net revenue of $49.2 million increased $8.2 million, or 20.0%, during 2023 as compared to the prior year. This increase included higher biomedical services revenue which increased by $8.8 million, or 125%. The increased biomedical revenue included revenue totaling $9.6 million from a new master services agreement with a leading global healthcare technology and diagnostic company that was launched in April 2022 and grew through a subsequent ramp-up period during the second half of 2022 and through all of 2023. Revenue under the contract is expected to further grow through 2024 due to the ramp up period continuing into the first quarter of 2024 and due to the full year effect in 2024 from the additional volume that was on-boarded during 2023.
Gross Profit
Gross profit for the year ended December 31, 2023 totaling $63.1 million increased $2.5 million, or 4.2%, from $60.6 million during the year ended December 31, 2022. The increase was driven by the increase in net revenues partially offset by a lower gross profit as a percentage of net revenue (“gross margin”). Gross margin decreased to 50.2% during 2023, as compared to 55.1% during the prior year period, a decrease of 4.9%. The increase in gross profit was attributable to the Patient Services segment whereas gross profit was lower for the Device Solutions segment. The gross margin was lower for both operating segments during 2023 as compared to 2022.
Patient Services
Patient Services gross profit was $47.8 million, during 2023, representing an increase of $4.4 million, or 10.1%, compared to the prior year. The improvement reflected an increase in net revenues offset partially by a lower gross margin which was 62.5% during 2023, a decrease of 0.6%, from the prior year. The lower gross margin was the result of an unfavorable product mix favoring lower margin revenues partially offset by improved third-party payer collections on billings and improved coverage of fixed costs from the higher net revenue. The unfavorable gross margin mix was mainly related to the increase in revenue related to NPWT equipment leases, which have a lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during 2023 was $15.3 million, representing a decrease of $1.8 million, or 10.6%, over the prior year. This decrease was due to a lower gross margin offset partially by higher net revenue. The Device Solutions gross margin was 31.1% during 2023, which was 10.7% lower than the prior year. This decrease was the result of gross margin mix associated with higher biomedical services revenue, which has a lower gross margin percentage than other business lines in the Device Solutions segment, and an increase in labor costs related to an increase in the number of biomedical technicians and other expenses associated with the rapid on-boarding of the master services agreement described above. Some of the additional labor costs include training activities and other labor expenses associated with building a larger team in order to have the capacity required to support much higher planned revenue volume. Over time, higher revenue levels are expected to absorb a portion of the increased labor costs resulting in an improved gross margin. Other increased expenses associated with the on-boarding ramp up, which include increased travel expenses and employee acquisitions costs, are expected to decrease in the future. We currently estimate that the additional expenses incurred during the 2023 that will either be absorbed or reduced totaled approximately $4.4 million.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2023 was $1.0 million compared to $2.5 million for the year ended December 31, 2022 representing a decrease of $1.5 million, or 60.3%. The decrease is attributable to certain intangible assets becoming fully amortized. Amortization expense is expected to be about the same amount during 2024 but then decrease further in 2025 and beyond based on the current amortization schedule.
Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2023 were $12.7 million, an increase of $0.4 million, compared to 2022. Selling and marketing expenses as a percentage of net revenues decreased to 10.1% compared to 11.2% in 2022. This decrease was mainly attributable to a reduction in sales team members and a higher coverage of fixed expenses related to the higher revenue. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative (“G&A”) Expenses
G&A expenses for the year ended December 31, 2023 were $45.4 million, an increase of $1.2 million, or 2.8%, from $44.2 million for the year ended December 31, 2022. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, annual management incentive bonuses, insurance and other miscellaneous items. The increase was primarily related to an increase in short-term incentive plan compensation totaling $0.9 million, resulting from improved performance metrics being achieved under the plan during 2023 as compared to 2022. G&A expenses as a percentage of net revenues for 2023 decreased to 36.1% compared to 40.2% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage of fixed costs.
Other Income and Expenses
During the year ended December 31, 2023, we incurred interest expense of $2.2 million, which was $0.8 million higher than interest expense during the year ended December 31, 2022. This increase was due to an increase in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit and higher average interest rates.
Provision for/Benefit from Income Taxes

During the year ended December 31, 2023, the Company recorded a provision for income taxes of $1.0 million, representing an effective tax rate of 52.9% on pre-tax income totaling $1.9 million. This effective tax rate for 2023 differed from the U.S. statutory rate mainly due to state, local and foreign taxes and permanent differences between expense recognized for book purposes versus tax purposes including differences associated in the amounts of equity compensation expense, limits on compensation for certain executive members of management and limitations on deductions for travel related meal expenses. During the year ended December 31, 2022, the Company recorded a provision from income taxes of $0.1 million, representing an effective tax rate of 86% on pre-tax income totaling $0.1 million. This effective tax rate for 2022 differed from the U.S. statutory rate mainly due to permanent differences in the amounts of equity compensation expense recognized for book purposes versus tax purposes.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreements. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger, and the lenders party thereto, which replaced our then existing credit facility, dated March 23, 2015 (the “2015 Credit Agreement”). On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 7 (Debt) in the notes to the accompanying consolidated financial statements for additional information regarding the 2021 Credit Agreement, as amended and 2015 Credit Agreement.
The following table summarizes our available liquidity (in millions):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$0.2	0.2
Revolving line of credit availability	45.4	41.2
Available liquidity	$45.6	41.4
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of pumps, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy which includes investment for future organic growth, potential acquisitions and repurchases of our common equity. We believe we have adequate sources of liquidity and funding available for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million, maturing on February 5, 2026. The Revolving Facility may be increased by $35 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing 2015 Credit Agreement.
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications that resulted in a small increase to deferred debt issuance costs. As of December 31, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended. Considering our current liquidity position and short-term financial forecasts, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending December 31, 2024.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2023	December 31, 2022
Revolver:
Gross availability	$75,000	$75,000
Outstanding draws	(29,439)	(33,384)
Letters of credit	(200)	(400)
Availability on Revolver	$45,361	$41,216
As of December 31, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2023 was 7.71% (Adjusted Term SOFR of 5.46% plus 2.25%). The actual ABR loan rate at December 31, 2023 was 9.75% (lender’s prime rate of 8.50% plus 1.25%).
Share Repurchases
As noted above, our Board of Directors approved the Share Repurchase Program on June 30, 2021. As of December 31, 2023, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program and had approximately $14.0 million of available repurchases remaining under the program. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing 2021 Credit Agreement, as amended. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Years Ended December 31,
In millions	2023	2022	2023 vs. 2022
Net cash provided by operating activities	$11.2	$17.5	$(6.3)
Net cash used in investing activities	$(6.7)	$(11.5)	$4.7
Net cash used in financing activities	$(4.4)	$(6.1)	$1.6
Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2023 was $11.2 million compared to $17.5 million for the year ended December 31, 2022. This $6.3 million, or 35.9%, decrease was primarily attributable to the use of cash to fund changes in working capital amounts which represented a net use of cash during 2023 totaling $5.6 million versus a net source of cash during 2022 of $0.4 million. Together, these changes represented a net unfavorable swing in cash flows in 2023 as compared to 2022 totaling $5.9 million. An additional decrease of $0.3 million resulted from a decrease in net income adjusted for non-cash items of $16.8 million during 2023 as compared to $17.1 million during 2022.
The use of cash for working capital items during the 2023 included higher increases in other assets, totaling $2.7 million, accounts receivable, totaling $1.2 million, other current assets, totaling $0.8 million, inventories, totaling $0.7 million, and a lower increase in accounts payable and other liabilities totaling $0.5 million. These impacts to operating cash flow were all attributable to the increased net revenue growth during 2023 as compared to 2022. A portion of the increased revenue was attributable to sales-type leases, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the biomedical master services agreement described above, a part of which increased the related contract asset (which is included in other current assets).
The decrease in net income adjusted for non-cash items primarily resulted from a decrease in amortization of intangible assets partially offset by an increase in net income. The increases in our net income was due to the higher revenue and gross profit offset partially by increased selling, marketing, and G&A expenses during 2023 as compared to 2022. Non-cash items include depreciation, amortization, changes in the provision for doubtful accounts, loss on disposal of medical equipment, gain on sale of medical equipment, stock-based compensation and deferred income taxes.
Investing Cash Flow. Net cash used in investing activities was $6.7 million for the year ended December 31, 2023 compared to $11.5 million for the year ended December 31, 2022. This $4.7 million decrease in net cash used was primarily due to a $4.0 million decrease in purchases of medical equipment. The lower purchase volume of medical equipment was due to improved utilization of our existing pump fleet, which allowed us to purchase fewer pumps to support revenue growth, and due to a reduction in the number of missing pumps, during 2023 as compared to 2022.
Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2023 was $4.4 million compared to $6.1 million for the year ended December 31, 2022. The use of cash during 2023 primarily included net revolving line of credit repayments under the 2021 Credit Agreement totaling $3.9 million. During 2022, net revolving line of credit repayments were minimal. The use of cash for financing activities during 2022 primarily included repurchase of common stock totaling $5.5 million. Common stock repurchases in 2023 were minimal.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our consolidated financial statements, including the following: revenue recognition and reserve for missing medical equipment. Management relies on historical experience and other assumptions believed to be reasonable in making its judgments and estimates. Actual results could differ materially from those estimates.
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
Revenue Recognition
The Company generates revenues from multiple sources including from the sale and rental of our products as well as service contracts. Due to the various types and complexity of these arrangements, we consider the application of the accounting policies that govern revenue recognition and the determination of the net realizable value of revenues and accounts receivable to be critical in relation to our consolidated financial statements.
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("ASC 606") stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be entitled for the performance obligations that have been provided. ASC 606 defines contracts as creating enforceable rights and may be established through written contracts, oral agreements and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.
The Company has three separate and distinct performance obligations offered to its customers: a rental service performance obligation, a product sale performance obligation and a service performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. These performance obligations are related to separate revenue streams and at no point are they combined into a single transaction. The Company's customers include medical facilities or patients, depending on the arrangement, and payments are received from different sources which include commercial payers, government insurance payers, medical facilities and patients.
The Company generates a significant amount of its revenues that are accounted for under ASC 606 from the rental service of infusion pumps to its customers with the remainder of this revenue being derived from product sales and services. For the rental service performance obligation revenue is based on its estimated standalone price, determined using reimbursement rates established by third-party payer or other contracts. Revenue is recognized over the contract term in which the related performance obligation is satisfied. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms, or when the customer uses the products in the case of when our products are stored at a customer's location. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized as the service work is completed.
The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and product performance obligations. These judgments include, among others, the estimation of variable consideration. The Company allocates variable consideration using standalone selling price when appropriate and available. When an appropriate standalone selling price is not available, the Company allocates based on a best estimate approach using the relative fair market value. Variable factors include differences in transaction price and changes in the expected total volume of services during the contract period. In calculating the variable amount of revenue for these performance obligations, variable consideration is estimated as implied price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other implied customer concessions and by forecasting total revenue volume for the contract period. The contract period starts at contract inception and typically extends 30 days past the end of each reporting period representing the non-cancelable period of each agreement. These estimates for variable consideration are based on historical service volumes with our customers and prices with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of consideration that is expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the components of variable consideration.
Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as changes in volume and actual payment receipt or denial, or pricing adjustments by payers. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payer’s ability to pay are recorded as an adjustment to the allowance for credit losses.
Reserve for Missing Medical Equipment
Medical equipment in rental service consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. The Company periodically performs an analysis to identify potentially missing medical equipment and records a reserve equal to the underlying net book value. The Company determines the need for a reserve based upon the length of time a pump has been in the field without evidence of existence. The Company's basis for determining the need for a reserve is based upon historical experience and other meaningful observable information. The reserve is equal to the underlying net book value of the medical equipment considered missing, which was $2.1 million and $2.3 million as of December 31, 2023 and 2022, respectively. The expense related to adjustments in the reserve is recorded to cost of revenues on the Consolidated Statements of Operations and Comprehensive Income.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.
We are exposed to market risk from changes in foreign currency exchange rates and short-term interest rates. Market risks for changes in interest rates relate primarily to our debt obligations under our 2021 Credit Agreement, as amended. Foreign currency exchange risks are attributable to sales to foreign customers and purchases from foreign suppliers not denominated in our functional currency which is the U.S. Dollar ("USD") and include exposures primarily to the Canadian Dollar.
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three-year period ended December 31, 2023. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of December 31, 2023 and 2022, respectively.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the consolidated balance sheet. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the Consolidated Statement of Operations and Comprehensive Income Statement. See Note 8 to our consolidated financial statements for information related to the fair values of derivative instruments in our consolidated balance sheet as of December 31, 2023 and 2022 and information related to the effect of derivative instruments included in our Consolidated Statement of Operations and Comprehensive Income Statement including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during 2023 and 2022.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.

In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one-week and two-month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. On April 26, 2023, the Company amended its 2021 Credit Agreement with the First Amendment, discussed in Note 7 to the consolidated financial statements, to provide for the replacement of LIBOR with Term SOFR as a benchmark interest rate. Prior to the First Amendment, net revolving loans under the 2021 Credit Agreement were indexed to USD LIBOR. As discussed in Note 8 to the consolidated financial statements, on May 11, 2023, the Company settled its two outstanding interest rate swap agreements, which were indexed to USD LIBOR, and entered into a new interest rate swap agreement indexed to SOFR to coincide with the index change in the 2021 Credit Agreement, as amended. The new swap agreement has a notional value of $20.0 million, which is equal to the combined notional value of the two settled swap agreements. The term of the new swap agreement, which matches the April 26, 2028 expiration date of the 2021 Credit Agreement, as amended, extends past the term of the settled swap agreements by approximately 26 months. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of InfuSystem Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 9, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounts Receivable, Net and Net Revenues - Third-Party Payer Rental Accounts Receivable and Revenue Price Concessions - Refer to Notes 2 and 3 to the Financial Statements
Critical Audit Matter Description
Management records third-party payer rental accounts receivable and related revenue for medical equipment and certain related disposable supplies at their net realizable values. Due to the nature of the industry and the reimbursement environment in which the Company operates, the Company estimates price concessions, which represent variable consideration resulting from differences between the rates charged and expected reimbursements, in order to record third-party payer rental accounts receivable and related revenues at their net realizable values. These price concessions are based on historical collection trends of third-party payer rental accounts receivable and revenue.
We identified the estimate of third-party payer rental accounts receivable and related revenue price concessions as a critical audit matter because of the significant judgments made by management to reduce third-party payer rental accounts receivable and revenue to their net realizable value. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate management's estimate of price concessions.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's estimate of price concessions recorded to reduce third-party payer rental accounts receivable and revenues to their net realizable value included the following, among others:
•Evaluating the methodology and assumptions used by management in determining the estimated price concessions.
•Testing the source information used by management in determining the estimated price concessions.
•Testing the mathematical accuracy of management's calculation of the estimated price concessions.
•Evaluating management's ability to accurately estimate price concessions by comparing prior year estimates to actual collection results.

/s/ Deloitte & Touche LLP
Detroit, Michigan
April 9, 2024
We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
InfuSystem Holdings, Inc.
Rochester Hills, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP
We served as the Company's auditor from 2013 to 2023.
Troy, Michigan
March 16, 2023

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except par value and share data)	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$231	$165
Accounts receivable, net	19,830	16,871
Inventories, net	6,402	4,821
Other current assets	4,157	2,922

Total current assets	30,620	24,779
Medical equipment for sale or rental	3,049	2,790
Medical equipment in rental service, net of accumulated depreciation	34,928	39,450
Property & equipment, net of accumulated depreciation	4,321	4,385
Goodwill	3,710	3,710
Intangible assets, net	7,446	8,436
Operating lease right of use assets	6,703	4,168
Deferred income taxes	9,115	9,625
Derivative financial instruments	1,442	1,965
Other assets	1,581	80

Total assets	$102,915	$99,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,009	$8,341
Other current liabilities	7,704	6,126

Total current liabilities	15,713	14,467
Long-term debt, net of current portion	29,101	33,157
Operating lease liabilities, net of current portion	5,799	3,761

Total liabilities	$50,613	$51,385

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,196,851 shares issued and outstanding as of December 31, 2023 and 20,781,977 shares issued and outstanding as of December 31, 2022	2	2
Additional paid-in capital	109,837	105,856
Accumulated other comprehensive income	1,088	1,489
Retained deficit	(58,625)	(59,344)

Total stockholders’ equity	52,302	48,003

Total liabilities and stockholders’ equity	$102,915	$99,388
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021

Net revenues	$125,785	$109,914	$102,382
Cost of revenues	62,676	49,354	43,846
Gross profit	63,109	60,560	58,536

Selling, general and administrative expenses:
Amortization of intangibles	990	2,494	4,262
Selling and marketing	12,654	12,259	10,777
General and administrative	45,377	44,153	40,677

Total selling, general and administrative	59,021	58,906	55,716

Operating income	4,088	1,654	2,820
Other expense:
Interest expense	(2,170)	(1,402)	(1,377)
Other expense	(67)	(122)	(186)

Income before income taxes	1,851	130	1,257
(Provision for) benefit from income taxes	(979)	(112)	163
Net income	$872	$18	$1,420
Net income per share
Basic	$0.04	$—	$0.07
Diluted	$0.04	$—	$0.06
Weighted average shares outstanding:
Basic	21,024,382	20,648,818	20,519,958
Diluted	21,646,079	21,547,306	22,049,659

Comprehensive income:
Net income	$872	$18	$1,420
Other comprehensive (loss) income:
Unrealized (loss) gain on hedges	(523)	1,609	355
Benefit from (provision for) income tax on unrealized hedge (loss) gain	122	(388)	(87)
Total other comprehensive (loss) income	(401)	1,221	268
Net comprehensive income	$471	$1,239	$1,688
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital		Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Shares	Par Value Amount		Retained Deficit		Shares	Par Value Amount
Balances at January 1, 2021	23,816	$2	$84,785	$(44,035)	$—	(3,518)	$—	$40,752
Shares issued upon restricted stock vesting and option exercise	462	—	812	—	—	—	—	812
Stock-based compensation expense	—	—	6,404	—	—	—	—	6,404
Employee stock purchase plan	32	—	348	—	—	—	—	348
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(59)	—	(1,172)	—	—	—	—	(1,172)
Retirement of treasury stock	(3,518)	—	10,728	(10,728)	—	3,518	—	—
Common stock repurchased as part of share repurchase program	(33)	—	—	(560)	—	—	—	(560)
Other comprehensive income	—	—	—	—	268	—	—	268
Net income	—	—	—	1,420	—	—	—	1,420
Balances at December 31, 2021	20,700	2	101,905	(53,903)	268	—	—	48,272
Shares issued upon restricted stock vesting and option exercise	657	—	891	—	—	—	—	891
Stock-based compensation expense	—	—	3,825	—	—	—	—	3,825
Employee stock purchase plan	61	—	428	—	—	—	—	428
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(137)	—	(1,193)	—	—	—	—	(1,193)
Common stock repurchased as part of share repurchase program	(499)	—	—	(5,459)	—	—	—	(5,459)
Other comprehensive income	—	—	—	—	1,221	—	—	1,221
Net income	—	—	—	18	—	—	—	18
Balances at December 31, 2022	20,782	2	105,856	(59,344)	1,489	—	—	48,003
Shares issued upon restricted stock vesting and option exercise	481	—	618	—	—	—	—	618
Stock-based compensation expense	—	—	4,074	—	—	—	—	4,074
Employee stock purchase plan	72	—	446	—	—	—	—	446
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(116)	—	(1,157)	—	—	—	—	(1,157)
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	—	—	(153)
Other comprehensive loss	—	—	—	—	(401)	—	—	(401)
Net income	—	—	—	872	—	—	—	872
Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	—	$—	$52,302
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$872	$18	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(261)	87	77
Depreciation	11,518	10,866	10,363
Loss on disposal of and reserve adjustments for medical equipment	1,726	1,933	1,029
Gain on sale of medical equipment	(2,887)	(2,183)	(2,545)
Amortization of intangible assets	990	2,494	4,262
Amortization of deferred debt issuance costs	120	73	151
Stock-based compensation	4,074	3,825	6,404
Deferred income taxes	633	19	(153)
Changes in assets - (increase)/decrease:
Accounts receivable	(2,363)	(1,153)	829
Inventories	(1,581)	(882)	(864)
Other current assets	(1,235)	(387)	(133)
Other assets	(2,798)	(135)	(161)
Changes in liabilities - increase/(decrease):
Accounts payable and other liabilities	2,415	2,942	(2,363)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,223	17,517	18,316

INVESTING ACTIVITIES
Acquisition of business	—	—	(7,976)
Purchase of medical equipment	(10,093)	(14,094)	(15,676)
Purchase of property and equipment	(1,024)	(982)	(980)
Proceeds from sale of medical equipment, property and equipment	4,383	3,598	3,317
NET CASH USED IN INVESTING ACTIVITIES	(6,734)	(11,478)	(21,315)

FINANCING ACTIVITIES
Principal payments on long-term debt	(55,499)	(42,035)	(81,660)
Cash proceeds from long-term debt	51,552	42,022	76,191
Debt issuance costs	(229)	—	(386)
Cash payment of contingent consideration	—	(750)	—
Common stock repurchased as part of share repurchase program	(153)	(5,459)	(560)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,158)	(1,193)	(1,172)
Cash proceeds from exercise of options and ESPP	1,064	1,355	1,124
NET CASH USED IN FINANCING ACTIVITIES	(4,423)	(6,060)	(6,463)

Net change in cash and cash equivalents	66	(21)	(9,462)
Cash and cash equivalents, beginning of period	165	186	9,648
Cash and cash equivalents, end of period	$231	$165	$186
See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information:

	Years Ended December 31,
(in thousands)	2023	2022	2021

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,052	$1,310	$1,113
Cash paid for income taxes	213	153	171
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$249	$1,902	$1,590
Additions to contingent consideration (b)	—	—	750
Additions to cash proceeds from stock plans (c)	—	—	36

(a) Amounts consist of current liabilities for medical equipment and property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2023, 2022 and 2021, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.
(b) Amount consists of current liabilities for contingent consideration that have not been included in financing activities. These amounts have not been paid for as of December 31, 2021, but was included as a cash outflow from financing activities for contingent consideration when paid.
(c) Amount consists of receivables for cash proceeds from stock plans that have not been included in financing activities. These amounts have not been received as of December 31, 2021, but was included as a cash inflow from financing activities for cash proceeds from stock plans when received.

See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Nature of Operations
InfuSystem Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company”) are a leading national provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from seven locations in the United States ("U.S.") and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc. and First Biomedical, Inc. are both operating subsidiaries of the Company.
The Company’s core service is supplying electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. Smiths Medical, Inc., a division of ICU Medical, Inc., supplied more than 60% of the ambulatory pumps purchased by the Company in 2023. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies.
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
Segments
The Company operates in two reportable segments, Patient Services and Device Solutions based on management's view of its business for purpose of evaluating performance and making operating decisions.
The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker ("CODM") , reviews segment financial information. See Note 13 for segment disclosures.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgements that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains substantially all of its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in accounts payable in current liabilities in the consolidated balance sheet. At December 31, 2023, and 2022, the Company did not have any cash equivalents.
Revenue Recognition
The Company generates revenues from multiple sources including from the sale and rental of our products as well as service contracts. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("ASC 606") stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be entitled for the performance obligations that have been provided. ASC 606 defines contracts as creating enforceable rights and may be established through written contracts, oral agreements and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.
The Company has three separate and distinct performance obligations offered to its customers: a rental service performance obligation, a product sale performance obligation and a service performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. The Company's customers include medical facilities or patients, depending on the arrangement, and payments are received from different sources which include commercial payers, government insurance payers, medical facilities and patients.
The Company generates a significant amount of its revenues that are accounted for under ASC 606 from the rental service of infusion pumps to its customers and the remainder of its revenue from product sales and services. For the rental service performance obligation revenue is based on its standalone price, determined using reimbursement rates established by third-party payer or other contracts. Revenue is recognized over the contract term in the period in which the related performance obligation is satisfied. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms, or when the customer uses the products in the case of when our products are stored at a customer's location. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized as the service work is completed.
The Company employs certain significant judgments to estimate the dollar amount of revenue, and related concessions, allocated to the rental service and product performance obligations. These judgments include, among others, the estimation of variable consideration. The Company allocates variable consideration using standalone selling price when appropriate and available. When an appropriate standalone selling price is not available, the Company allocates based on a best estimate approach using the relative fair market value. Variable factors include differences in transaction price and changes in the expected total volume of services during the contract period. In calculating the variable amount of revenue for these performance obligations, variable consideration is estimated as price concessions resulting from differences between the rates charged for services performed and the expected reimbursements for commercial payers and other customer concessions. The contract period starts at contract inception and typically extends 30 days past the end of each reporting period representing the non-cancelable period of each agreement. These estimates for variable consideration are based on historical service volumes with our customers and prices with similar payers, aged accounts receivable by payer class and payer correspondence using the portfolio approach, which provide a reasonable basis for estimating the variable portion of a transaction. The Company doesn’t believe it is probable that a significant reversal of revenue will occur in future periods because (i) there is no significant uncertainty about the amount of considerations that is expected to be collected based on collection history and (ii) the large number of sufficiently similar contracts allows the Company to adequately estimate the components of variable consideration.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as changes in volume and actual payment receipt or denial, or pricing adjustments by payers. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of the change. Subsequent changes that are determined to be the result of an adverse change in the payer’s ability to pay are recorded as an adjustment to the allowance for credit losses.
Lease Arrangements
The Company also generates its revenues from the rental of infusion pumps to its customers as leases. Under ASC 842, Leases ("ASC 842"), leases may be classified as either financing, sales-type, or operating, and the Company is required to disclose key information about leasing arrangements. The classification determines the pattern of revenue recognition and classification within the statement of operations. The Company elected the “combining lease and non-lease components” practical expedient for all qualifying non-lease components. The Company's customers include medical facilities or patients, depending on the arrangement, and payments are received from different sources which include commercial insurance payers, government insurance payers, medical facilities and patients.
The Company primarily participates in operating leases as a lessor, and determined, and will continue to determine, whether an arrangement is a lease at inception. The Company’s operating leases are primarily for medical equipment under operating lease arrangements that expire at various dates over the next twelve months. The Company’s leases do not contain any restrictive covenants. Most of the Company’s equipment leases do not contain any material residual value guarantees. For the agreements that have guarantees, the residual value reflects management's best estimate of the expected sales price for the equipment at lease termination based on sales history adjusted for recent trends in the expected exit markets. The Company’s equipment leases may contain renewal options which range from one week to one year. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believe the customer is reasonably certain to exercise. As of December 31, 2023, the Company did not have any operating leases that contained renewal options with increasing rental amounts. Many of the Company's leases allow the customer to extend the lease at prevailing market terms. The Company's operating leased assets are not protected against casualty loss through third-party insurance.
Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates, including management's assessment of probability of collection, are required to record revenue and accounts receivable at their net realizable values, otherwise, if probability of collection is not met, the Company records revenue for such leases on a cash basis. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in variable lease payments that require adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Consistent with ASC 450, Contingencies, for contracts where collection is considered probable, accounts receivable is reduced by an allowance for credit losses which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The Company records an allowance for credit losses based upon an analysis of historical collections. The Company has elected to record the adjustments to accounts receivables in net revenues on the Consolidated Statements of Operations and Comprehensive Income. The determination that an account is uncollectible, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time.
The Company also participates in sales-type leases as a lessor, and determined, and will continue to determine, whether an arrangement is a lease at inception. In a sales-type lease, lessors are required to recognize a lease receivable, selling profit, initial indirect costs, and residual asset values for all of these types of leases, and to disclose key information about leasing arrangements. The Company’s sales-type leases are primarily for medical equipment under sales-type lease arrangements that expire at various dates over the next three years. The Company’s leases do not contain any restrictive covenants. The Company’s equipment leases do not contain any material residual value guarantees or renewal options.
Lease revenue for leased assets is recognized in net revenue. The Company further recognizes any variable lease payments that are not included in the net investment in the lease as income in profit or loss in the period when the changes in facts and circumstances on which the variable lease payments are based occur.
Accounts Receivable and Allowance for Credit Losses, and Contingencies
Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at net realizable value, inclusive of adjustments for variable consideration. These adjustments reflect the amounts expected to be collected from payers based on an analysis of historical collections. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for credit losses, and contingencies, is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for credit losses was $0.6 million and $1.1 million as of December 31, 2023 and 2022, respectively.
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
Medical Equipment
Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) held for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the current period. The Company periodically performs an analysis to identify potentially missing Equipment and records a reserve equal to the underlying net book value, which was $2.1 million and $2.3 million as of December 31, 2023 and 2022, respectively. This amount approximates the accelerated depreciation the Company would recognize over the remaining useful lives of the assets determined to be missing. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of both December 31, 2023 and 2022.
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
Property and Equipment
Property and equipment is stated at acquired cost and depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Externally purchased information technology software and hardware are depreciated over three and five years, respectively. Leasehold improvements are amortized using the straight-line method over the life of the asset or the remaining term of the lease, whichever is shorter. Maintenance and minor repairs are expensed to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the current period.
Goodwill
Goodwill is tested for impairment annually or more frequently when certain events or circumstances trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If the Company chooses that option, then the Company would not be required to perform a quantitative goodwill impairment test unless the Company determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that an impairment is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2023 and determined that there was no impairment.

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
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, or if the Company chooses not to perform a qualitative assessment, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2023 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
Software Capitalization and Depreciation
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the year ended December 31, 2023, and 2022. Amortization expense for capitalized software was $0.1 million in 2023, $0.1 million in 2022 and $1.6 million in 2021.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. For the year ended December 31, 2023, the Company assessed the impairment indicators and found none to be present.
Impairment of Long-Lived Assets
Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. For the years ended December 31, 2023, 2022 and 2021, respectively, the Company assessed the impairment indicators and found none to be present.
Leases
For policies related to the Company acting as a lessor, refer to the "Lease Arrangements" policy section above.
With respect to the policies related to the Company as lessee, under ASC 842, lessees are required to recognize a lease liability and right-of-use asset (“ROU asset”) for all leases and to disclose key information about leasing arrangements. Additionally, leases are classified as either financing or operating; the classification determines the pattern of expense recognition and classification within the statement of operations. The Company elected to apply its lease accounting policy only to leases with a term greater than twelve months.
ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the “combining lease and non-lease components” practical expedient. The company also elected to apply the short-term lease recognition exemption to certain leases; therefore, the Company did not recognize ROU assets and lease liabilities for these leases.
In adopting ASC 842, the Company determined and will continue to determine whether an arrangement is a lease at inception. The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next eight years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options. The Company is not reasonably certain to exercise the renewal options for those equipment leases that do contain renewal options, thus, the options are not considered in determining the lease term and payments associated with the option years are excluded from lease payments.
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
Cost of Revenues
Cost of revenues include the costs of servicing and maintaining pumps, products and services sold, shipping, depreciation of medical equipment, and other direct and indirect costs related to net revenues, and these expenses are expensed as incurred. Shipping and handling costs incurred after control over a product has transferred to a customer are accounted for as a fulfillment cost.
Customer Concentration
As of December 31, 2023 and 2022, the Company had contracts with nearly 820 and 800 third-party payer networks, respectively. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless the Company or the contracted payer elect not to renew. The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of its Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of the Company's net revenue in 2023, 2022 or 2021.
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
Treasury Stock
The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the Board. Treasury stock is accounted for using the par value method. In 2021, the Company retired the approximately 3,500,000 shares that were previously held in treasury. As of December 31, 2023 and 2022, respectively, the Company did not have any shares being held in treasury.
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
Additionally, the Company also determines the fair value of performance-based restricted stock units (“PSUs”) based upon the type of performance measure. These awards typically vest after the Company’s achievement of either a specific Company performance metric or when the market value of the Company’s stock meets a specific metric such as when the closing price of the Company's stock reaches a target value for a minimum number of consecutive trading days. Under FASB ASC 718, the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to prepare a “Monte Carlo simulation” to account for the market condition to assist management in its conclusion of fair value. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. Compensation costs are accelerated if the market condition is satisfied prior to the end of the service period derived under the Monte Carlo simulation. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares estimated to be delivered subject to the award terms. Company performance measure goals are considered a performance condition and the timing and amount of compensation cost for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date and during the vesting period.
Deferred Debt Issuance Costs
Capitalized debt issuance costs as of December 31, 2023 and 2022 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt and is recognized in Interest expense. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.
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

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Years Ended December 31,
	2023	2022	2021
Numerator (in thousands):
Net income:	$872	$18	$1,420
Denominator:
Weighted average common shares outstanding:
Basic	21,024,382	20,648,818	20,519,958
Dilutive effect of common stock equivalents	621,697	898,488	1,529,701
Diluted	21,646,079	21,547,306	22,049,659

Stock options of 1,007,394, 1,085,855 and 368,056 shares were not included in the calculation for the years ended December 31, 2023, 2022 and 2021, respectively, because they would have an anti-dilutive effect.
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
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets as of December 31, 2023 and 2022 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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

Recent Accounting Pronouncements and Developments
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments (ASC 326) Credit Losses”. ASC 326 changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company's adoption of this standard on January 1, 2023 did not have a material effect on its consolidated balance sheets, statements of operations, statements of cash flows or related disclosures.
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements To Reportable Segment Disclosures.” ASU 2023-07 expands the disclosure requirements for reportable segments by requiring enhanced disclosures about significant segment expenses. Under the new standard, entities must disclose an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. Additionally, entities must disclose at least one measure of assessing segment performance and the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC 740): Improvements To Income Tax Disclosures.” ASU 2023-09 which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material scope 1 and scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors and management related to climate-related risks. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted for the Company’s fiscal year 2027, followed in later years by greenhouse gas-related requirements. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.

3.Revenue
Disaggregated Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Years Ended December 31,
	2023		2022		2021
	Total Net Revenues	% of Total Net Revenues	Total Net Revenues	% of Total Net Revenues	Total Net Revenues	% of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$2,294	1.8%	$2,236	2.0%	$2,480	2.4%
Third-Party Payer products	13,821	11.0%	12,573	11.4%	12,112	11.8%
Patient Services revenue recognized over time:
Direct rental services	7,388	5.9%	7,246	6.6%	7,333	7.2%
Third-Party Payer rental services	44,475	35.4%	40,948	37.3%	38,765	37.9%
Total Patient Services accounted for under ASC 606	67,978	54.1%	63,003	57.3%	60,690	59.3%
Device Solutions revenue recognized at a point in time:
Products	14,877	11.8%	15,359	14.0%	15,296	14.9%
Services	9,844	7.8%	6,434	5.9%	4,718	4.6%
Device Solutions revenue recognized over time:
Services	6,038	4.8%	633	0.6%	—	—%
Total Device Solutions accounted for under ASC 606	30,759	24.4%	22,426	20.5%	20,014	19.5%
Total Revenue Accounted for under ASC 606	98,737	78.5%	85,429	77.8%	80,704	78.8%
Patient Services Lease Revenue	8,563	6.8%	5,878	5.3%	4,908	4.8%
Device Solutions Lease Revenue	18,485	14.7%	18,607	16.9%	16,770	16.4%
Total Revenue accounted for under ASC 842, Leases	27,048	21.5%	24,485	22.2%	21,678	21.2%
Total Net Revenue	$125,785	100.0%	$109,914	100.0%	$102,382	100.0%
Contract Balances

	2023	2022	2021	Change in 2023	Change in 2022
Accounts receivable, net	$19,830	$16,871	$15,405	$2,959	$1,466
Contract assets	$1,271	$360	$—	$911	$360

The change in contract assets during the fiscal year ended December 31, 2023 was mainly due to $9.2 million of revenue recognized for which the payment is subject to conditions other than the passage of time, partially offset by $8.3 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's Consolidated Balance Sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Medical Equipment for sale or rental	$3,081	$2,802
Medical Equipment for sale or rental - pump reserve	(32)	(12)
Medical Equipment for sale or rental - net	3,049	2,790

Medical Equipment in rental service	96,298	99,163
Medical Equipment in rental service - pump reserve	(2,126)	(2,270)
Accumulated depreciation	(59,244)	(57,443)
Medical Equipment in rental service - net	34,928	39,450

Total	$37,977	$42,240
Depreciation expense for medical equipment for the years ended December 31, 2023, 2022 and 2021 was $10.4 million, $9.8 million and $9.4 million, respectively, which were recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. Sales of the Company's medical equipment are included in net revenue.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,611	$(3,909)	$2,702	$5,710	$(3,252)	$2,458
Automobiles	87	(87)	—	87	(83)	4
Leasehold improvements	3,570	(1,951)	1,619	3,498	(1,575)	1,923

Total	$10,268	$(5,947)	$4,321	$9,295	$(4,910)	$4,385
Depreciation expense for property and equipment for each of the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $1.1 million and $0.9 million, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2021	$3,710
Goodwill acquired	—
Balance as of December 31, 2022	3,710
Goodwill acquired	—
Balance as of December 31, 2023	$3,710

(a) The Patient Services segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(34,295)	4,539	38,834	(33,594)	5,240
Unpatented technology	943	(393)	550	943	(258)	685
Non-competition agreements	472	(255)	217	472	(161)	311
Software	10,300	(10,160)	140	10,300	(10,100)	200

Total nonamortizable and amortizable intangible assets	$52,572	$(45,126)	$7,446	$52,572	$(44,136)	$8,436
Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $2.5 million and $4.3 million, respectively, which was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of December 31, 2023 is as follows (in thousands):

	2024	2025	2026	2027	2028	2029 and thereafter
Amortization expense	$990	$810	$525	$471	$348	$2,302

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
The 2021 Credit Agreement and First Amendment was accounted for as debt modifications that resulted in a small increase to deferred debt issuance costs. As of December 31, 2023, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2023	December 31, 2022
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(29,439)	(33,384)
Letters of credit	(200)	(400)
Availability on Revolving Facility	$45,361	$41,216
The Company had future maturities of its long-term debt as of December 31, 2023 as follows (in thousands):

	2024	2025	2026	2027	2028	2029 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$29,439	$—	$29,439
Total	$—	$—	$—	$—	$29,439	$—	$29,439

The following is a breakdown of the Company’s current and long-term debt (in thousands):

	December 31, 2023			December 31, 2022
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$29,439	$29,439	$—	$33,384	$33,384
Unamortized value of debt issuance costs	—	(338)	(338)	—	(227)	(227)
Total	$—	$29,101	$29,101	$—	$33,157	$33,157
As of December 31, 2023, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2023 was 7.71% (Adjusted Term SOFR of 5.46% plus 2.25%). The actual ABR loan rate at December 31, 2023 was 9.75% (lender’s prime rate of 8.50% plus 1.25%).
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
The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. In order to manage the volatility in interest rate markets, in February 2021, the Company entered into two interest rate swap agreements to manage exposure arising from this risk. On a combined basis, the agreements had a constant notional amount over a 5-year term that would have ended on February 5, 2026. While they were outstanding, each agreement paid the Company 30-day LIBOR on the notional amount and the Company paid a fixed rate of interest equal to 0.73%. These derivative instruments were considered cash flow hedges. On May 11, 2023, these two swaps were settled and a new swap was entered into with different terms that aligned with changes in the 2021 Credit Agreement arising from the First Amendment. The new swap has a constant notional amount over a five-year term that ends on April 26, 2028. The agreement pays the Company 30-day SOFR on the notional amount and the Company pays a fixed rate of interest equal to 1.74%. The Company does not have any other derivative financial instruments.

The table below presents the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	December 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,442

	December 31, 2022
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,965

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Years Ended
	December 31, 2023	December 31, 2022
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,489	$268
Unrealized gain recognized in AOCI	214	1,807
Amounts reclassified to interest expense (a)(b)	(737)	(198)
Tax benefit (provision)	122	(388)
Ending balance	$1,088	$1,489

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $1.4 million and $1.4 million, respectively.

(b) As of December 31, 2023, $0.6 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the years ended December 31, 2023, 2022 and 2021, respectively.

9.Income Taxes
The following table summarizes the Company’s income before income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S income	$1,566	$63	$1,033
Non-U.S. income	285	67	224
Income before income taxes	$1,851	$130	$1,257
The following table summarizes the Company’s components of the consolidated (provision for) benefit from income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S Federal income tax (expense) benefit
Current	$—	$—	$—
Deferred	(568)	44	150
Total U.S. Federal income tax (expense) benefit	(568)	44	150
State and local income tax (expense) benefit
Current	(245)	(99)	(167)
Deferred	(65)	(65)	3
Total state and local income tax expense	(310)	(164)	(164)
Foreign income tax (expense) benefit
Current	(101)	8	177
Total income tax (expense) benefit	$(979)	$(112)	$163
The following table summarizes a reconciliation of the Company’s income tax (expense) benefit from the effective income tax rate to the U.S. federal statutory rate (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax expense at the statutory rate	$(389)	$(27)	$(264)
State and local income tax expense	(245)	(130)	(130)
Foreign income tax	(16)	(4)	(12)
Share-Based compensation and other permanent differences	(260)	(58)	462
Credits	(39)	79	34
Other adjustments	(30)	28	73
Income tax (expense) benefit at effective income tax rate	$(979)	$(112)	$163

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in thousands):

	December 31, 2023	December 31, 2022
Deferred Federal, state and local tax assets –
Bad debt reserves	$3,318	$2,603
Stock-based compensation	1,812	1,668
Net operating loss (a)	6,400	8,680
Operating lease liabilities	1,864	1,210
Accrued compensation	792	552
Inventories	626	639
Research & development credits	555	555
Other credits	102	141
Other	616	432
Total deferred Federal, state and local tax assets	16,085	16,480
Deferred Federal, state and local tax liabilities –
Depreciation and asset basis differences	(4,131)	(4,505)
Goodwill and intangible assets	(768)	(800)
Right-of-use assets	(1,718)	(1,075)
Derivative financial instruments	(353)	(475)
Total deferred Federal, state and local tax liabilities	(6,970)	(6,855)
Net deferred tax assets	$9,115	$9,625
(a) At December 31, 2023 and 2022, this includes state and local net operating losses of $0.8 million and $1.2 million, respectively.
The Company’s U.S. federal net operating loss carryforward for tax purposes was $26.6 million at December 31, 2023, resulting in a federal deferred tax asset of $5.6 million. Approximately $20.0 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2034. U.S. federal net operating loss carryforwards of $6.6 million have an indefinite life. The Company’s state net operating loss carryforward of approximately $0.8 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2024, though a substantial portion expires beyond 2024. Approximately $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code).
The Company had no uncertain tax positions for the years ended December 31, 2023 and 2022.
The Company is subject to taxation for Federal and various state jurisdictions in the U.S. and Canada. The Federal income tax returns of the Company for the years 2020 through 2023 are open to examination by the Internal Revenue Service. The Company was under audit with the Internal Revenue Service in relation to the Company’s 2018 federal income tax return and the audit was closed on December 15, 2021. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2019 through 2023 are subject to examination by the Canada Revenue Agency.
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

10.Commitments and Contingencies
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
11.Leases
As Lessee:
The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases.
The components of the Company’s operating lease costs consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$1,504	$1,333	$1,316
Variable lease cost	336	301	243
Total lease cost	$1,840	$1,634	$1,559
Lease costs for the year ended December 31, 2023 of approximately $1.8 million were recorded to G&A expenses. Lease costs for the year ended December 31, 2022 of approximately $1.6 million were recorded to G&A expenses. Lease costs for the year ended December 31, 2021 of approximately $1.5 million and $0.1 million, were recorded to G&A expenses and cost of revenues, respectively. Expense related to short-term leases, which are not recorded on the Consolidated Balance Sheets, was not material for the fiscal years ended December 31, 2023, 2022 and 2021.
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,441	$1,241	$1,271

Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,356	$18	$926

Increases to right of use assets resulting from lease modifications:
Operating leases	$552	$1,050	$—

Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	2023	2022
	Years	Years
Weighted average remaining lease term:	6.2	6.7
	Rate	Rate
Weighted average discount rate:	7.7%	7.1%
Future maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$1,796
2025	1,837
2026	1,654
2027	1,478
2028	1,429
Thereafter	2,424
Total undiscounted lease payments	10,618
Less: Imputed interest	(3,345)
Total lease liabilities	$7,273

The long-term portion of the lease liabilities included in the amounts above is $5.8 million with the remainder included in other current liabilities in the Consolidated Balance Sheet.
As Lessor
We lease medical equipment to customers, often in conjunction with arrangements to provide consumable medical products. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options, varies by customer. The Company elected the “combining lease and non-lease components” practical expedient for all qualifying non-lease components.
The components of the Company’s lease revenues consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net operating lease revenue	$23,797	$24,413	$21,678
Sales-type lease revenue	3,250	72	—
Total lease revenue	$27,047	$24,485	$21,678

The components of our net investment in sales-type leases as of December 31, 2023 and 2022 were (in thousands):

	2023	2022
Lease receivable	$2,583	$45
Net investment in leases	$2,583	$45

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Accounts receivable, net	$1,067	$45
Other assets	1,516	—
Total	$2,583	$45

Future maturities of sales-type leases as of December 31, 2023 are as follows (in thousands):

Sales-Type Leases
2024	$1,238
2025	1,217
2026	539
Total undiscounted lease payments	2,994
Less: Imputed interest	(411)
Total lease receivables	$2,583
12.Share-Based Compensation
Stock Incentive Plan
The Company has various stock option and stock-based incentive plans and agreements whereby equity based awards are granted to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Grants may be made in the form of stock options, restricted stock awards ("RSUs" or "RSAs"), performance-based restricted stock units ("PSU's), unrestricted common stock in addition to other award types. Stock options are granted with an exercise price at, or above, fair market value on the date of grant, generally expire in 5 to 10 years from the grant date and generally become exercisable over a period of up to 3 years. RSUs generally become vested over a period of up to three years. PSUs generally become vested over a period of up to three years based on the performance of a specific achievement. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Common stock issued under these awards are issued from shares reserved under the Company’s plan described below.
On May 18, 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on May 18, 2021 and became effective at that time. The 2021 plan supersedes the 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan"). The 2021 Plan provided for the issuance of a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan. On May 16, 2023 at the 2023 Annual Meeting, the Company's shareholders approved the First Amendment (the "First Amendment") to the 2021 Plan. The First Amendment increased the maximum number of shares of the Company's common stock reserved for issuance under the 2021 Plan by 2,500,000 shares to 5,000,000 shares, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan. Reductions in the available share limit associated with these grants are based on a fungible ratio of 1:1 for stock options and stock appreciation rights and 2:1 for all other types of awards. Any shares subject to an award that expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of stock to which the award related again become available for issuance under the limit. As of December 31, 2023, a total of 2,374,089 common shares remained available for future grant under the 2021 Plan. This amount reflects reductions from the original limit for grants reflective of the respective fungible ratios. The available amount also reflects the maximum potential share issuance potential in the case of performance grants that provide for variable share payouts.
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
The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses (in thousands):

	Years Ended December 31,
	2023	2022	2021
Restricted share expense	$2,584	$2,683	$4,491
Stock option expense	1,490	1,142	1,913
Total stock-based compensation expense	$4,074	$3,825	$6,404

Tax benefit related to stock-based compensation	$1,045	$857	$2,234
Shares Forgone to Satisfy Minimum Statutory Withholdings
During the years ended December 31, 2023, 2022 and 2021, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees in order to satisfy an individual employees' tax withholding obligations. For the years ended December 31, 2023, 2022 and 2021, the Company received 115,979 shares, 136,718 shares and 57,067 shares, respectively, from employees for tax withholding obligations.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.
The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2022	534,080	$11.85
Granted	149,859	9.37
Vested	(74,040)	10.81
Vested shares forgone to satisfy minimum statutory withholding	(41,558)	10.81
Forfeitures	(38,479)	11.17
Unvested at December 31, 2023	529,862	$11.42

	Year Ended December 31,
	2023	2022	2021

Weighted average grant date fair value of awards granted	$9.37	$9.44	$18.85
Total fair value of shares vested	$649,700	$260,112	$920,125
Total fair value of shares forgone to satisfy minimum statutory withholding	$364,670	$172,662	$32,282

As of December 31, 2023, there was $2.2 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a weighted average period of one year.
Performance-Based Restricted Stock Units
During the year ended December 31, 2023, the Company granted approximately 71,639 PSUs and during the year ended December 31, 2022, the Company granted approximately 53,864 PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These awards typically vest after the Company’s achievement of either a Company-based performance metric, such as the achievement of a certain amount of net revenue during a specified period, coupled with a time-based vesting criteria or a market-based metric of the Company’s stock, such as when the trading price reaches a target value for a minimum number of consecutive trading days or based on the Company's relative total shareholder return ("TSR") compared on a percentile rank basis to the TSR for a benchmark group of other companies. Approximately two-thirds of the PSUs granted in 2023 are earned based on a market based metric, while the other one-third are earned based on a specified Company-based performance measure condition. All of the PSUs granted in 2022 are earned based on specified Company-based performance measure conditions. In the case of the market-based awards having a trading price metric, awards are paid in stock either immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the market-based awards having a TSR metric, awards can be earned at an amount of 50% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between the threshold and target or between target and maximum performance achievement. The TSR awards also have a time-based vesting criteria. In the case of the specified Company-based performance measure, awards can be earned at an amount that varies by award between 93% to 100% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between threshold and target or between target and stretch performance goals.
The following table summarizes the Company’s PSU activity:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2022	125,117	$9.51
Granted	71,639	11.59
Forfeitures	(83,980)	9.97
Unvested at December 31, 2023	112,776	$10.49

	Year Ended December 31,
	2023	2022	2021

Weighted average grant date fair value of awards granted	$11.59	$8.58	$19.50
Total fair value of shares vested	$—	$680,026	$1,335,053
Total fair value of shares forgone to satisfy minimum statutory withholding	$—	$506,036	$1,078,747
As of December 31, 2023, there was $0.6 million of pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for changes to management’s expectations of the probable outcomes of the performance conditions, if any. The Company expects to recognize such cost over a weighted average period of one year.
Employee Stock Purchase Plan
At the 2023 Annual Meeting of Stockholders held on May 16, 2023, the Company's stockholders approved the InfuSystem Holdings, Inc. 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was previously approved by the Company's Board. In connection with the adoption of the 2023 ESPP, the Company's Board terminated the InfuSystem Holdings, Inc. Employee Stock Purchase Plan (the "Original ESPP"). Following termination of the Original ESPP, all rights the Company intends to grant under an "employee stock purchase plan" as such term is defined in section 423 of the Internal

Revenue Code of 1986, as amended, will be granted under the 2023 ESPP. The 2023 ESPP provides that a maximum of 300,000 shares of Common Stock, plus any shares remaining under the Original ESPP after the close of its final offering period, are available for sale under the 2023 ESPP. The terms of the 2023 ESPP provides eligible participants electing to participate in the plan with an option to acquire shares of Common Stock during specified offering periods. The per share option exercise price at which shares of Common Stock will be sold under the 2023 ESPP will be equal to the lesser of (i) 85% of the closing price of a share of Common Stock on the NYSE American (or such other exchange on which the shares of Common Stock are traded) on the first day of an offering period or (ii) 85% of the closing price of a share of Common Stock on the purchase date. The 2023 ESPP is administered by the Board's Compensation Committee. Eligible participants under the plan include all full-time employees and certain part-time employees of the Company who meet certain eligibility requirements set forth in the 2023 ESPP. Participation in the 2023 ESPP for any eligible employee is voluntary.
In May 2014, the Company received approval from stockholders to adopt the Original ESPP effective October 2014. Under the Original ESPP, 200,000 shares of common stock were authorized for purchase by eligible employees at a 15% discount through payroll deductions during the six-month offering periods. Shares were purchased in whole numbers and generally would be the last day of the offering period. In September 2016, the Company received approval from shareholders for an additional 350,000 shares. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal.
As of December 31, 2023, there were 323,756 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program:

	Years Ended December 31,
	2023	2022	2021
Compensation expense	$179,595	$229,064	$173,561
Shares of stock sold to employees	71,623	60,673	31,624
Weighted average fair value per ESPP award	$7.32	$11.53	$16.95
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

The following tables detail the various stock option activity:

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,174,727	$5.76	3.95	$4,463,307
Exercised	(262,724)	3.58
Exercised shares forgone to satisfy minimum statutory withholding	(74,421)	3.40
Shares tendered for cashless exercise	(116,236)	3.62
Forfeitures and expirations	(64,000)	11.72

Outstanding at December 31, 2023	657,346	$6.69	4.16	$2,983,514

Exercisable at December 31, 2023	643,509	$6.44	4.10	$2,983,514
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	544,799	$13.41	8.93	$27,396
Granted	624,628	9.25
Exercised	(28,289)	8.58
Cashless exercise	(21,711)	8.58
Forfeitures and expirations	(67,754)	15.24

Outstanding at December 31, 2023	1,051,673	$11.05	8.79	$1,207,118

Exercisable at December 31, 2023	296,982	$14.46	7.84	$247,280
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Years Ended December 31,
Stock Options:	2023	2022	2021
Expected volatility	52% to 53%	51% to 53%	43% to 46%
Risk free interest rate	3.71% to 4.83%	1.71% to 3.01%	0.31% to 0.54%
Expected lives at date of grant (in years)	3.99	3.73	3.62
Weighted average fair value of options granted	$4.10	$3.67	$6.56
Total intrinsic value of options exercised	$3,155,770	$3,762,978	$4,248,401

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
As of December 31, 2023, the Company had repurchased approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
13.Business Segment Information
The Company’s reportable segments are organized based on service platforms, with the Patient Services segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the Device Solutions segment reflecting lower margin product sales, direct payer rental and services revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its CODM. The Company believes that reporting performance at the gross profit level is the best indicator of segment performance.
The financial information summarized below is presented by reportable segment:

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$76,541	$49,244	$—	$125,785
Net revenues - internal	—	6,581	(6,581)	$—
Total net revenues	76,541	55,825	(6,581)	125,785
Gross profit	47,800	15,309	—	63,109

Selling, general and administrative expenses				59,021
Interest expense				(2,170)
Other expense				(67)

Income before income taxes				$1,851

Total assets	$55,412	$45,503	$2,000	$102,915
Purchases of medical equipment	$5,167	$4,926	$—	$10,093
Depreciation and amortization of intangible assets	$8,401	$4,107	$—	$12,508

2022
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$68,881	$41,033	$—	$109,914
Net revenues - internal	—	6,473	(6,473)	—
Total net revenues	68,881	47,506	(6,473)	109,914
Gross profit	43,433	17,127	—	60,560

Selling, general and administrative expenses				58,906
Interest expense				(1,402)
Other expense				(122)

Income before income taxes				$130

Total assets	$60,886	$36,502	$2,000	$99,388
Purchases of medical equipment	$8,825	$5,269	$—	$14,094
Depreciation and amortization of intangible assets	$9,266	$4,094	$—	$13,360

2021
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$65,598	$36,784	$—	$102,382
Net revenues - internal	—	5,753	(5,753)	—
Total net revenues	65,598	42,537	(5,753)	102,382
Gross profit	42,046	16,490	—	58,536

Selling, general and administrative expenses				55,716
Interest expense				(1,377)
Other expense				(186)

Income before income taxes				$1,257

Total assets	$60,970	$34,616	$2,000	$97,586
Purchases of medical equipment	$10,533	$5,143	$—	$15,676
Depreciation and amortization of intangible assets	$10,886	$3,739	$—	$14,625
14.Employee Benefit Plans and Other
The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2023, 2022 and 2021, the Company’s matching contributions were $1.3 million, $1.2 million and $0.9 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2023 and 2022, accrued payroll liabilities included in Other current liabilities were $4.6 million and $3.3 million, respectively.
15.Correction of Immaterial Errors to Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the December 31, 2022 financial statements the Company identified an error in the implementation of ASC 842. The Company inappropriately applied ASC 606 to certain rental agreements that were originally considered service contracts but contained attributes consistent with rental agreements governed by ASC 842. The required disclosures to be included within the Notes to the Consolidated Financial Statements have been revised to reflect the conclusions regarding the accounting guidance that governs that Company’s rental revenues. The Company previously reported revenues from contracts with customers recognized under ASC 606 of $109.9 million and $102.4 million for the years ended December 31, 2022 and 2021, respectively. The Company corrected this error in the current period to disclose $85.5 million and $80.7 million of revenue from contracts with customers recognized under ASC 606 for the years ended December 31, 2022 and 2021, respectively, and $24.4 million and $21.7 million of rental revenues recognized under ASC 842 for the years ended December 31, 2022 and 2021, respectively. The accounting for these rental agreements under ASC 842 (as opposed to ASC 606) had no impact on amounts reported as net revenues, cost of revenues, gross profit, operating income, net income, or earnings per share in prior years, and there is no prior year impact on any caption or amount reported in any prior year Consolidated Financial Statements (Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Stockholders’ Equity or Consolidated Statements of Cash Flows).
Additionally, the Company identified an error in the cost classifications related to pumps, pump parts, accessories, and services that were originally classified as general and administrative expenses and should have been recorded as cost of revenues. As a result, the Company has reclassified certain of these costs within its Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and 2021, respectively. This error also impacted the Company’s disclosure of business segment information for the Device Solutions segment. Gross profit of Device Solutions decreased by $2.0 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. The reclassification did not impact net revenues, operating income, net income, or earnings per share. The table below sets forth the Company’s Consolidated Statements of Operations and Comprehensive Income that were impacted by the error described above, including as previously reported, the adjustments resulting from the error, and the as revised balances for the years ended December 31, 2022 and 2021, respectively. The Company evaluated the impact of these errors on its previously issued consolidated financial statements and concluded the errors are not material.

December 31, 2022
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$47,343	$2,011	$49,354
Gross profit	62,571	(2,011)	60,560
General and administrative (inclusive of provision for doubtful accounts)	46,164	(2,011)	44,153
Total selling, general and administrative	$60,917	$(2,011)	$58,906

December 31, 2021
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$42,185	$1,661	$43,846
Gross profit	60,197	(1,661)	58,536
General and administrative (inclusive of provision for doubtful accounts)	42,338	(1,661)	40,677
Total selling, general and administrative	$57,377	$(1,661)	$55,716

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO determined that the Company's disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness in internal control over financial reporting described in Management's Report on Internal Controls Over Financial Reporting below.
Previously Disclosed Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified the following material weaknesses in our internal control over financial reporting:

1.The Company did not design and implement effective controls over the completeness and accuracy of information produced by the entity ("IPE") and used by control owners in the operation of certain controls across the financial statement areas.

2.The Company did not design and implement effective controls in the financial reporting processes, including general information technology controls over access rights within certain financial reporting and accounting applications, which led to ineffective segregation of duties over the creation and review of journal entries and account reconciliations, including batch journal entries.

3.The Company did not design and implement effective controls over management’s review of established pricing and contract terms to support recorded revenue and accounts receivable for the DME Services Direct Payer Rentals, DME Services Product Sales, DME Services - Service and ITS Direct Payer Rentals.

During 2023, management implemented our previously disclosed remediation plan that included:

1.Designing and implementing controls that address the completeness and accuracy of IPE and underlying data used in the performance of controls over accounting transactions.

2.Reassessing and formalizing the design of certain policies relating to access rights and segregating key functions within our financial and information technology applications supporting our internal controls over financial reporting, specifically related to the segregation of duties over the creation and review of journal entries and account reconciliations, including batch journal entries.

3.Enhancing policies and procedures to generate documentation sufficient to support customer orders, pricing determinations, and implementing controls to evidence approved pricing and quantities to contractual revenue amounts within the Device Solutions Direct Payer Rentals (formerly known as DME Services Direct Payer Rentals), Device Solutions Product Sales (formerly known as DME Services Product Sales), Device Solutions – Service (formerly known as DME Services – Service), and Patient Services Direct Payer Rentals (formerly known as ITS Direct Payer Rentals).

During the fourth quarter of fiscal 2023, we successfully completed the testing necessary to conclude that the material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have been remediated.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our CEO and CFO, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weakness described below.
Material Weakness
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management has determined that the Company had the following material weakness in its internal control over financial reporting during the period ended December 31, 2023:

•The Company did not design and maintain effective internal controls over the adoption and ongoing application of accounting principles generally accepted in the United States of America ("US GAAP") related to revenue recognition for the Company's rental revenue contracts under Accounting Standards Codification (“ASC”) Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers.

Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, and there were no changes to previously reported financial results, it could lead to a material misstatement of account balances or disclosures.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included below.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

The Company has begun the process of, and is focused on, designing and implementing effective internal control measures to improve its internal control over financial reporting to remediate the material weakness identified above. The Company's internal control remediation efforts include the following:

•The Company is in the process of designing and implementing controls that will improve the Company's ongoing application of US GAAP related to revenue recognition for the Company's rental revenue contracts under ASC Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers.

Though the remediation plan is subject to continual review and revision, we expect the remediation plan described above will address the identified material weakness. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time and we have concluded that newly implemented controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Inherent Limitations over Internal Controls and Procedures
A company's internal control over financial reporting is a process designed by, or under the supervision of, its principle executive and principal financial officers, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:
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
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of InfuSystem Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated April 9, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
The Company did not design and maintain effective internal controls over the adoption and ongoing application of accounting principles generally accepted in the United States of America ("US GAAP") related to revenue recognition for the Company's rental revenue contracts under Accounting Standards Codification ("ASC") Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Detroit, Michigan
April 9, 2024

Item 9B.     Other Information.
As discussed in Note 15 – Correction of Immaterial Errors to Previously Issued Consolidated Financial Statements, subsequent to the third quarter of 2023, the Company identified errors in our first, second and third quarterly filings of 2023 in the cost classifications related to pumps, pump parts, accessories, and services that were originally classified as general and administrative expenses and should have been recorded as cost of revenues. The table below sets forth the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income that were impacted by the error described above, including as previously reported, the adjustments resulting from the error, and the as revised balances for the periods indicated which will be corrected prospectively in future filings.

	Three months ended March 31, 2023
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$14,830	$590	$15,420
Gross profit	15,540	(590)	14,950
General and administrative (inclusive of provision for doubtful accounts)	12,175	(590)	11,585
Total selling, general and administrative	$15,761	$(590)	$15,171

	Three months ended June 30, 2023
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$15,293	$610	$15,903
Gross profit	16,442	(610)	15,832
General and administrative (inclusive of provision for doubtful accounts)	11,962	(610)	11,352
Total selling, general and administrative	$15,127	$(610)	$14,517

	Six months ended June 30, 2023
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$30,123	$1,200	$31,323
Gross profit	31,982	(1,200)	30,782
General and administrative (inclusive of provision for doubtful accounts)	24,137	(1,200)	22,937
Total selling, general and administrative	$30,888	$(1,200)	$29,688

	Three months ended September 30, 2023
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$15,663	$630	$16,293
Gross profit	16,246	(630)	15,616
General and administrative (inclusive of provision for doubtful accounts)	11,573	(630)	10,943
Total selling, general and administrative	$14,380	$(630)	$13,750

	Nine months ended September 30, 2023
(in thousands)	As previously reported	Adjustment	As revised
Cost of revenues	$45,786	$1,830	$47,616
Gross profit	48,228	(1,830)	46,398
General and administrative (inclusive of provision for doubtful accounts)	35,710	(1,830)	33,880
Total selling, general and administrative	$45,268	$(1,830)	$43,438
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors,” “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation,” and “Executive Compensation” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights ( a ) (1)	Weighted Average Exercise Price of options and rights ( b ) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:
2014 Plan *	748,846	$6.69	—
2021 Plan	1,602,811	$11.05	2,374,089
Total	2,351,657	$9.37	2,374,089
* As of December 31, 2023, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding.
(1) This amount includes 642,638 shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 1,709,019 shares of common stock issuable upon the exercise of vested stock option awards.
(2) Excludes RSUs and PSUs, which have no exercise price.
(3) Includes 2,500,000 shares authorized as part of our 2021 Annual Meeting of Stockholders held in May 2021, plus 2,500,000 shares authorized as part of our 2023 Annual Meeting of Stockholders held in May 2023, less 2,625,911 shares that were made available to certain employees, directors and others.
The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.25
First Amendment to Credit Agreement dated as of April 21, 2023 by and among InfuSystem Holdings, Inc., InfuSystem Holdings USA, Inc., InfuSystem, Inc., First Biomedical, Inc., IFC LLC, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 2, 2023).

10.26**
First Amendment to the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

10.27**	InfuSystem Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

10.28
Non-Disclosure Agreement for Potential Director Candidate, dated August 4, 2022, by and between the Company and R. Rimmy Malhotra (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 9, 2023).

16.1
Letter to Securities and Exchange Commission from BDO USA, LLP, dated July 6, 2023 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on July 7, 2023).

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of BDO USA, LLP

23.2*	Consent of DELOITTE & TOUCHE LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Document
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	InfuSystem Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation, dated as of October 2, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Management contract or compensatory plan, contract or arrangement.
Item 16.    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: April 9, 2024	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: April 9, 2024	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 9, 2024		/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 9, 2024		/s/ CARRIE LACHANCE
Carrie Lachance
President and Chief Operating Officer Director

Date: April 9, 2024		/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: April 9, 2024		/s/ GREGG LEHMAN
Gregg Lehman
Director

Date: April 9, 2024		/s/ PAUL GENDRON
Paul Gendron
Director

Date: April 9, 2024		/s/ RALPH BOYD
Ralph Boyd
Director