Form 10-Q
period 2024-03-31
InfuSystem Holdings, Inc
filed 2024-05-09
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, 21,295,254 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$822	$231
Accounts receivable, net	20,543	19,830
Inventories, net	6,249	6,402
Other current assets	4,842	4,157

Total current assets	32,456	30,620
Medical equipment for sale or rental	4,084	3,049
Medical equipment in rental service, net of accumulated depreciation	34,425	34,928
Property & equipment, net of accumulated depreciation	4,231	4,321
Goodwill	3,710	3,710
Intangible assets, net	7,199	7,446
Operating lease right of use assets	6,206	6,703
Deferred income taxes	9,236	9,115
Derivative financial instruments	1,716	1,442
Other assets	1,587	1,581

Total assets	$104,850	$102,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,796	$8,009
Other current liabilities	7,516	7,704

Total current liabilities	17,312	15,713
Long-term debt, net of current portion	29,931	29,101
Operating lease liabilities, net of current portion	5,331	5,799

Total liabilities	52,574	50,613

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,290,254 shares issued and outstanding as of March 31, 2024 and 21,196,851 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	110,715	109,837
Accumulated other comprehensive income	1,296	1,088
Retained deficit	(59,737)	(58,625)

Total stockholders’ equity	52,276	52,302

Total liabilities and stockholders’ equity	$104,850	$102,915

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2024	2023

Net revenues	$31,995	$30,370
Cost of revenues	15,521	15,420
Gross profit	16,474	14,950

Selling, general and administrative expenses:
Amortization of intangibles	248	248
Selling and marketing	3,376	3,224
General and administrative	13,695	11,585

Total selling, general and administrative	17,319	15,057

Operating loss	(845)	(107)
Other expense:
Interest expense	(456)	(484)
Other income (expense)	3	(35)

Loss before income taxes	(1,298)	(626)
Benefit from income taxes	186	302
Net loss	$(1,112)	$(324)
Net loss per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
Weighted average shares outstanding:
Basic	21,225,768	20,853,018
Diluted	21,225,768	20,853,018

Comprehensive loss:
Net loss	$(1,112)	$(324)
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	274	(282)
(Provision for) benefit from income tax on unrealized hedge gain	(66)	63
Net comprehensive loss	$(904)	$(543)
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	$48,003
Shares issued upon restricted stock vesting and option exercise	167	—	315	—	—	315
Stock-based compensation expense	—	—	720	—	—	720
Employee stock purchase plan	41	—	243	—	—	243
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(37)	—	(324)	—	—	(324)
Other comprehensive loss	—	—	—	—	(219)	(219)
Net loss	—	—	—	(324)	—	(324)
Balances at March 31, 2023	20,931	$2	$106,810	$(59,821)	$1,270	$48,261

Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	106	—	—	—	—	—
Stock-based compensation expense	—	—	1,057	—	—	1,057
Employee stock purchase plan	26	—	186	—	—	186
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(39)	—	(365)	—	—	(365)
Other comprehensive income	—	—	—	—	208	208
Net loss	—	—	—	(1,112)	—	(1,112)
Balances at March 31, 2024	21,290	$2	$110,715	$(59,737)	$1,296	$52,276
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023

OPERATING ACTIVITIES
Net loss	$(1,112)	$(324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	(130)	114
Depreciation	2,652	2,955
(Gain) loss on disposal of and reserve adjustments for medical equipment	(43)	450
Gain on sale of medical equipment	(629)	(883)
Amortization of intangible assets	248	248
Amortization of deferred debt issuance costs	19	18
Stock-based compensation	1,057	720
Deferred income taxes	(186)	(302)
Changes in assets - (increase)/decrease:
Accounts receivable	(237)	(961)
Inventories	153	(823)
Other current assets	(685)	(830)
Other assets	376	(846)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,106)	313
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	377	(151)

INVESTING ACTIVITIES
Purchase of medical equipment	(1,493)	(3,968)
Purchase of property and equipment	(182)	(317)
Proceeds from sale of medical equipment, property and equipment	1,257	1,234
NET CASH USED IN INVESTING ACTIVITIES	(418)	(3,051)

FINANCING ACTIVITIES
Principal payments on long-term debt	(15,258)	(13,683)
Cash proceeds from long-term debt	16,069	16,894
Common stock repurchased as part of share repurchase program	—	(153)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(365)	(324)
Cash proceeds from exercise of options and ESPP	186	559
NET CASH PROVIDED BY FINANCING ACTIVITIES	632	3,293

Net change in cash and cash equivalents	591	91
Cash and cash equivalents, beginning of period	231	165
Cash and cash equivalents, end of period	$822	$256
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Nature of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. The Company operates in two reportable segments, Patient Services and Device Solutions. During the fiscal year ended December 31, 2023, the Company also operated through First Biomedical, Inc., a Kansas Corporation, which was a wholly-owned subsidiary that merged into InfuSystem, Inc. on January 1, 2024.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 10, 2024.
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
2.Recent Accounting Pronouncements and Developments
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands the disclosure requirements for reportable segments by requiring enhanced disclosures about significant segment expenses. Under the new standard, entities must disclose an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. Additionally, entities must disclose at least one measure of assessing segment performance and the title and position of the chief operating decision-maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU requires public entities to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. Public entities are also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In March 2024, the SEC issued final rules on climate-related disclosures that will require annual disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates. These rules also require disclosure of climate risk oversight practices of the Board of Directors and management, and the disclosure of governance, risk management and strategy related to material climate-related risks. In April 2024, the SEC voluntarily stayed the new rules pending the completion of judicial review. The disclosure requirements, if ultimately upheld as adopted, will begin phasing in for reports and registration statements including financial information with respect to annual periods beginning in our fiscal 2027. We are currently evaluating the impact of adoption of these final rules on our disclosures.
3.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended March 31,
	2024		2023
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$615	1.9%	$579	1.9%
Third-Party Payer products	1,872	5.9%	3,408	11.2%
Patient Services revenue recognized over time:
Direct rental services	3,572	11.2%	1,869	6.2%
Third-Party Payer rental services	10,977	34.3%	11,020	36.3%
Total Patient Services accounted for under ASC 606	17,036	53.2%	16,876	55.6%
Device Solutions revenue recognized at a point in time:
Products	4,213	13.2%	3,740	12.3%
Services	2,409	7.5%	2,576	8.5%
Device Solutions revenue recognized over time:
Services	1,969	6.2%	774	2.5%
Total Device Solutions accounted for under ASC 606	8,591	26.9%	7,090	23.3%
Total Revenue Accounted for under ASC 606	25,627	80.1%	23,966	78.9%
Patient Services lease revenue	1,555	4.9%	1,897	6.2%
Device Solutions lease revenue	4,813	15.0%	4,507	14.8%
Total Revenue accounted for under ASC 842, Leases	6,368	19.9%	6,404	21.1%
Total Net Revenue	$31,995	100.0%	$30,370	100.0%
Contract Balances

(dollars in thousands)	As of March 31, 2024	As of December 31, 2023	$ Change
Accounts receivable, net	$20,543	$19,830	$713
Contract assets	$1,332	$1,271	$61
The change in contract assets during the three months ended March 31, 2024 was mainly due to $2.9 million of revenue recognized for which the payment is subject to conditions other than the passage of time, partially offset by $2.8 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's Condensed Consolidated Balance Sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Medical equipment for sale or rental	$4,113	$3,081
Medical equipment for sale or rental - pump reserve	(29)	(32)
Medical equipment for sale or rental - net	4,084	3,049

Medical equipment in rental service	97,480	96,298
Medical equipment in rental service - pump reserve	(2,033)	(2,126)
Accumulated depreciation	(61,022)	(59,244)
Medical equipment in rental service - net	34,425	34,928

Total	$38,509	$37,977
Depreciation expense for medical equipment for the three months ended March 31, 2024 was $2.3 million compared to $2.7 million for the same prior year period, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the three months ended March 31, 2024 and 2023, $2.7 million and $1.1 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the Condensed Consolidated Statements of Cash Flows. These amounts will be included as a cash outflow from investing activities when paid.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$5,955	$(4,094)	$1,861	$6,611	$(3,909)	$2,702
Automobiles	87	(87)	—	87	(87)	—
Leasehold improvements	4,442	(2,072)	2,370	3,570	(1,951)	1,619

Total	$10,484	$(6,253)	$4,231	$10,268	$(5,947)	$4,321
Depreciation expense for property and equipment for both the three months ended March 31, 2024 and 2023 was $0.3 million. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the three months ended March 31, 2024 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2023	$3,710
Goodwill acquired	—
Balance as of March 31, 2024	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(34,470)	4,364	38,834	(34,295)	4,539
Non-competition agreements	472	(279)	193	472	(255)	217
Unpatented technology	943	(426)	517	943	(393)	550
Software	10,300	(10,175)	125	10,300	(10,160)	140

Total nonamortizable and amortizable intangible assets	$52,572	$(45,373)	$7,199	$52,572	$(45,126)	$7,446
Amortization expense for both the three months ended March 31, 2024 and 2023 was $0.2 million. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of March 31, 2024 is as follows (in thousands):

	2024	2025	2026	2027	2028	2029 and thereafter	Total

Amortization expense	$743	$810	$525	$471	$348	$2,302	$5,199
7.Debt
On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto.

The borrowers under the 2021 Credit Agreement are InfuSystem Holdings, Inc. and its subsidiaries (collectively, the “Borrowers”).
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of March 31, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	March 31, 2024	December 31, 2023

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(30,250)	(29,439)
Letter of credit	(200)	(200)
Availability on Revolving Facility	$44,550	$45,361

The Company had future maturities of its long-term debt as of March 31, 2024 as follows (in thousands):

	2024	2025	2026	2027	2028	Total
Revolving Facility	$—	$—	$—	$—	$30,250	$30,250
Total	$—	$—	$—	$—	$30,250	$30,250
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	March 31, 2024			December 31, 2023
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$30,250	$30,250	$—	$29,439	$29,439
Unamortized value of debt issuance costs	—	(319)	(319)	—	(338)	(338)
Total	$—	$29,931	$29,931	$—	$29,101	$29,101
As of March 31, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2024 was 7.42% (Adjusted Term SOFR of 5.42% plus 2.00%). The actual ABR loan rate at March 31, 2024 was 9.50% (lender’s prime rate of 8.50% plus 1.00%).

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

The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	March 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,716

	December 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,442

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended March 31,
	2024	2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,088	$1,489
Unrealized gain (loss) recognized in AOCI	456	(92)
Amounts reclassified to interest expense (a) (b)	(182)	(190)
Tax (provision) benefit	(66)	63
Ending balance	$1,296	$1,270

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive loss for both the three months ended March 31, 2024 and 2023 was $0.5 million.

(b) As of March 31, 2024, $0.6 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2024.
9.Income Taxes
During the three months ended March 31, 2024, the Company recorded a benefit from income taxes totaling $0.2 million on pre-tax losses of $1.3 million, representing an effective tax rate of 14.3%. During the three months ended March 31, 2023, the Company recorded a benefit from income taxes totaling $0.3 million on pre-tax losses of $0.6 million, representing an effective tax rate of 48.2%. These rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.

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
11.Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended March 31,
Numerator (in thousands):	2024	2023
Net loss:	$(1,112)	$(324)
Denominator:
Weighted average common shares outstanding:
Basic	21,225,768	20,853,018
Dilutive effect of common stock equivalents	—	—
Diluted	21,225,768	20,853,018
Net loss per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
For the three months ended March 31, 2024 and 2023, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the periods and therefore not included in the calculations.
Share Repurchase Program
On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of March 31, 2024, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
12.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan") and 2021 Equity Incentive Plan (the "2021 Plan").
Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	529,862	$11.42
Granted	88,499	9.09
Vested	(67,844)	17.44
Vested shares forgone to satisfy minimum statutory withholding	(38,656)	17.44
Forfeitures	(3,500)	13.25
Unvested at March 31, 2024	508,361	$9.74

	Three Months Ended March 31,
	2024		2023
		0
Weighted average grant date fair value of awards granted	$9.09		$—
Total fair value of shares vested	$641,823		$273,994
Total fair value of shares forgone to satisfy minimum statutory withholding	$365,697		$167,251
Performance-Based Restricted Stock Units ("PSU")
For the three months ended March 31, 2024, there were no grants, vesting, or forfeitures of PSUs.
Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	657,346	$6.69	4.16	$2,983,514
Forfeitures and expirations	(500)	18.44

Outstanding at March 31, 2024	656,846	$6.68	3.91	$2,099,944

Exercisable at March 31, 2024	656,846	$6.68	3.91	$2,099,944
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,051,673	$11.05	8.79	$1,207,118
Granted	152,927	8.97
Forfeitures and expirations	(31,291)	9.73

Outstanding at March 31, 2024 (a)	1,173,309	$10.81	8.71	$—

Exercisable at March 31, 2024 (a)	309,597	$14.31	7.60	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of March 31, 2024
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

Three Months Ended March 31,
Stock Options:	2024
Expected volatility	50% to 51%
Risk free interest rate	4.25% to 4.28%
Expected lives at date of grant (in years)	4.06
Weighted average fair value of options granted	$3.97
Total intrinsic value of options exercised	$—
For the three months ended March 31, 2023, the Company did not grant any options, and thus that time period is excluded from the table above.
13.Leases
As Lessee
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

The components of lease costs for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$473	$352
Variable lease cost	75	76
Total lease cost	$548	$428
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$530	$449

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$381

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$160
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2024	2023

	Years	Years
Weighted average remaining lease term:	6.0	6.2

	Rate	Rate
Weighted average discount rate:	7.8%	7.0%
Future maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

Operating Leases
2024	$1,309
2025	1,837
2026	1,654
2027	1,478
2028	1,429
2029 and thereafter	2,424
Total undiscounted lease payments	10,131
Less: Imputed interest	(3,266)
Total lease liabilities	$6,865

The long-term portion of the lease liabilities included in the amounts above is $5.3 million with the remainder included in other current liabilities in the Condensed Consolidated Balance Sheet.
As Lessor:
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
The components of the Company’s lease revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Net operating lease revenue	$6,111	$5,910
Sales-type lease revenue	257	494
Total lease revenue	$6,368	$6,404
The components of our net investment in sales-type leases as of March 31, 2024 and December 31, 2023 were (in thousands):

	March 31, 2024	December 31, 2023
Lease receivable	$2,531	$2,583
Net investment in leases	$2,531	$2,583
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$1,061	$1,067
Other assets	1,470	1,516
Total	$2,531	$2,583
Future maturities of sales-type leases as of March 31, 2024 are as follows (in thousands):

Sales-Type Leases
2024	$985
2025	1,292
2026	614
2027	12
2028	—
Thereafter	—
Total undiscounted lease payments	2,903
Less: Imputed interest	(372)
Total lease receivables	$2,531

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
The financial information summarized below is presented by reportable segment for the three months ended March 31, 2024 and 2023:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$18,591	$13,404	$—	$31,995
Net revenues - internal	—	1,713	(1,713)	—
Total net revenues	18,591	15,117	(1,713)	31,995
Gross profit	12,274	4,200	—	16,474

Selling, general and administrative expenses				17,319
Interest expense				(456)
Other income				3

Loss before income taxes				$(1,298)

Total assets	$57,996	$44,854	$2,000	$104,850
Purchases of medical equipment	$350	$1,143	$—	$1,493
Depreciation and amortization of intangible assets	$1,856	$1,044	$—	$2,900

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$18,774	$11,596	$—	$30,370
Net revenues - internal	—	1,630	(1,630)	—
Total net revenues	18,774	13,226	(1,630)	30,370
Gross profit	11,541	3,409	—	14,950

Selling, general and administrative expenses				15,057
Interest expense				(484)
Other expense				(35)

Loss before income taxes				$(626)

Total assets	$62,769	$37,492	$2,000	$102,261
Purchases of medical equipment	$2,673	$1,295	$—	$3,968
Depreciation and amortization of intangible assets	$2,178	$1,025	$—	$3,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, the Company's ability to remediate its previously disclosed material weaknesses in internal control over financial reporting, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on April 10, 2024, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
Overview
We are a leading national health care service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and health care providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site health care providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States and Canada. We deliver local, field-based customer support, and we operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc., a wholly-owned subsidiary of the Company, is accredited by the Community Health Accreditation Partner (CHAP). We are also ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations and ISO 13485 certified at our Bakersfield, California location. During the fiscal year ended December 31, 2023, the Company also operated through First Biomedical, Inc., a Kansas Corporation, which was a wholly-owned subsidiary that merged into InfuSystem, Inc. on January 1, 2024.
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following represents the Company’s results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023	Better/ (Worse)

Net revenues:
Patient Services	$18,591	$18,774	$(183)
Device Solutions	15,117	13,226	1,891
Less: elimination of inter-segment revenues (a)	(1,713)	(1,630)	(83)
Total Device Solutions	13,404	11,596	1,808
Total	31,995	30,370	1,625
Gross profit:
Patient Services	12,274	11,541	733
Device Solutions	4,200	3,409	791
Total	16,474	14,950	1,524
Selling, general and administrative expenses:
Amortization of intangibles	248	248	—
Selling and marketing	3,376	3,224	(152)
General and administrative	13,695	11,585	(2,110)
Total selling, general and administrative expenses	17,319	15,057	(2,262)
Operating loss	(845)	(107)	(738)
Other expense	(453)	(519)	66
Loss before income taxes	(1,298)	(626)	(672)
Benefit from income taxes	186	302	(116)
Net loss	$(1,112)	$(324)	$(788)
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.03)
Diluted	$(0.05)	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic	21,225,768	20,853,018	372,750
Diluted	21,225,768	20,853,018	372,750

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the three-month period ended March 31, 2024 (“three-month period of 2024”) were $32.0 million, an increase of $1.6 million, or 5.4%, compared to $30.4 million for the three-month period ended March 31, 2023 (“three-month period of 2023”). The increase included higher net revenues for the Device Solutions segment offset partially by lower revenue for the Patient Services segment.

Patient Services
Patient Services net revenue of $18.6 million decreased $0.2 million, or 1.0%, during the three-month period of 2024 compared to the same prior year period. This decrease was primarily attributable to decreased third-party payer collections on billings totaling approximately $0.5 million and lower revenue from sales-type leases of NPWT pumps, which decreased by $0.3 million, both of which had tough comparisons to strong prior year amounts. These decreases were partially offset by higher treatment volume in both Oncology and Wound Care.
Device Solutions
Device Solutions net revenue of $13.4 million increased $1.8 million, or 15.6%, during the three-month period of 2024 compared to the same prior year period. This increase included higher biomedical services revenue, which increased by $1.0 million, or 31%, higher sales of medical equipment, which increased by $0.6 million, or 40% and higher rental equipment revenue, which increased by $0.3 million, compared to the same prior year period. These increases were partially offset by lower sales of disposable medical supplies which decreased by $0.1 million. The increased biomedical revenue was mainly attributable to increased revenue from the master services agreement that we entered into in April 2022.
Gross Profit
Gross profit of $16.5 million for the three-month period of 2024 increased $1.5 million, or 10.2%, from $15.0 million for the three-month period of 2023. This increase was due to the increase in net revenues and by a higher gross margin. Gross margin increased to 51.5% during the three-month period of 2024 compared to 49.2% during the same prior year period. This increase was due to increases in gross margin for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services gross profit was $12.3 million during the three-month period of 2024, representing an increase of $0.7 million, or 6.4%, compared to the same prior year period. The improvement reflected a higher gross margin, which increased from the prior year by 4.5% to 66.0%. The higher gross margin was the result of a change in product mix favoring higher margin revenues. These improvements were partially offset by lower third-party payer collections on billings. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases, which have a lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the three-month period of 2024 was $4.2 million, representing a increase of $0.8 million, or 23.2%, compared to the same prior year period. This increase was due to the higher net revenue and due to an increase in gross margin. The Device Solutions gross margin was 31.3% during the current period, which was 1.9% higher than the same prior year period. This increase was due to an improvement in the absorption of direct expenses for the master services agreement launched during 2022 and accelerated during the first quarter of 2023. During the first quarter of 2023, the Company experienced an increase in labor costs related to an increase in the number of biomedical technicians and other expenses associated with the rapid on-boarding of the master services agreement. Some of the additional labor costs included training activities and other labor expenses associated with building a larger team in order to have the capacity required to support much higher planned revenue volume. Over time, higher revenue levels have begun to absorb a portion of these increased labor costs resulting in the improved gross margin. We estimate that further gross margin improvements will be gained as cost reduction and productivity improvement activities continue to be developed and deployed.
Selling and Marketing Expenses
Selling and marketing expenses for the three-month period of 2024 were $3.4 million, representing an increase of $0.2 million, or 4.7%, compared to selling and marketing expenses for the three-month period of 2023. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues was 10.6% for both the current and prior year periods.

General and Administrative Expenses
G&A expenses for the three-month period of 2024 were $13.7 million, an increase of $2.1 million, or 18.2%, from the three-month period of 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2024 included a one-time $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase of $1.2 million included timing-related higher management incentive compensation and stock-based compensation expenses of $0.4 million and $0.3 million, respectively, and other increased expenses totaling $0.5 million. The other increases were associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the three-month period of 2024 increased to 42.8% compared to 38.1% for the same prior year period.
Other Expenses
During the three-month period of 2024, other income and expense included interest expense of $0.5 million, which was slightly lower than interest expense for the three-month period of 2023. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit partially offset by higher average interest rates.
Benefit From Income Taxes
During the three-month period of 2024, the Company recorded a benefit from income taxes totaling $0.2 million on pre-tax losses of $1.3 million, representing an effective tax rate of 14.3%. During the three-month period of 2023, the Company recorded a benefit from income taxes totaling $0.3 million on pre-tax losses of $0.6 million, representing an effective tax rate of 48.2%. These rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the “Agent”), and the lenders party thereto, which replaced our then existing credit facility. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 7 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and the First Amendment.
The following table summarizes our available liquidity (in thousands):

Liquidity
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$822	$231
Availability on revolving facility	44,550	45,361
Available liquidity	$45,372	$45,592
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of medical equipment, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available to meet our liquidity requirements for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs, including our long-term lease obligations discussed above in Note 13 (Leases) in the notes to the accompanying unaudited condensed consolidated financial statements. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement, as amended. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	March 31, 2024	December 31, 2023
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(30,250)	(29,439)
Letters of credit	(200)	(200)
Availability on Revolving Facility	$44,550	$45,361
As of March 31, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2024 was 7.42% (Adjusted Term SOFR of 5.42% plus 2.00%). The actual ABR loan rate at March 31, 2024 was 9.50% (lender’s prime rate of 8.50% plus 1.00%). As of March 31, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
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
As of March 31, 2024, the Company had repurchased and retired approximately $6.2 million, or 553,149 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
In millions	2024	2023	2023 vs. 2022
Net cash provided by (used in) operating activities	$377	$(151)	$528
Net cash used in investing activities	$(418)	$(3,051)	$2,633
Net cash provided by financing activities	$632	$3,293	$(2,661)

Operating Cash Flow. Operating cash flows provided $0.4 million in cash during the three-month period of 2024 and used $0.2 million of cash during the three-month period of 2023. This $0.5 million favorable difference was attributable to a reduction of cash used to fund working capital items, which was $1.5 million during three-month period of 2024 compared to $3.1 million during three-month period of 2023, a decrease of $1.6 million. This amount was offset by a decrease in net loss adjusted for non-cash items, which was $1.9 million during the three-month period of 2024 compared to $3.0 million during the three-month period of 2023, a decrease of $1.1 million. The decrease in net loss adjusted for non-cash items was primarily attributable to the increased general and administrative expenses, offset partially by the higher revenue and gross profit described above. The use of cash for working capital items during the three-month period of 2024 included a $1.1 million decrease in accounts payable and other liabilities net of capital items, a $0.7 million increase in other current assets and a $0.2 million increase in accounts receivable. These cash flow uses were partially offset by a $0.2 million decrease in inventories and a $0.4 million decrease in other assets. The cash used for working capital items during the three-month period of 2023 included a $1.0 million increase in accounts receivable, a $0.8 million increase in inventories, a $0.8 million increase in other current assets and a $0.8 million increase in other assets. These were partially offset by a $0.3 million increase in accounts payable and other liabilities net of capital items.
The increase in accounts receivable during both periods was mainly due to the increase in revenue during for each period. This increase was greater during the three-month period of 2023 when the revenue was growing at a higher rate and increased revenue attributable to sales-type leases was included, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the biomedical master services agreement described above, a part of which increased the related contract asset (which is included in other current assets versus accounts receivable). Revenue increased in the three-month period of 2024, but at a lower rate than the three-month period of 2023, largely resulting in an increased accounts receivable balance. Accounts payable and other liabilities net of capital items decreased by $1.1 million during the three-month period of 2024 and increased $0.3 million during the three-month period of 2023, representing a $1.4 million unfavorable cash flow swing, mainly due to an increase in the amount paid in 2024 for the 2023 short-term incentive bonus plan as compared to the amount paid in 2023 for the 2022 short-term incentive bonus plan. The increase in inventories during 2023 reflected the higher revenue growth during that period. The decrease in other assets was due to lower long-term lease receivables due to customer payments received and a decrease in the amount of equipment sales on leases during 2024 as compared to 2023.
Investing Cash Flow. Net cash used in investing activities was $0.4 million for the three-month period of 2024 compared to $3.1 million for the three-month period of 2023, a decrease of $2.6 million. The decrease was due to a decrease totaling $2.6 million in cash used to purchase medical equipment and other property and equipment during the three-month period of 2024 compared to the three-month period of 2023. Purchases of medical equipment were lower during 2024 compared to 2023 because a higher portion of the revenue growth in 2024 came from biomedical services that do not require capital equipment purchases.
Financing Cash Flow. Net cash provided by financing activities for the three-month period of 2024 was $0.6 million compared to $3.3 million for the three-month period of 2023. The amount of cash flow provided by financing activities during 2024 included net revolving line of credit borrowings under the 2021 Credit Agreement totaling $0.8 million and cash proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million combined. These cash sources were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.4 million. Cash provided by financing activities during 2023 primarily related to net revolving line of credit borrowings under the 2021 Credit Agreement totaling $3.2 million and $0.6 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds combined. These were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.3 million and $0.2 million to buy back the Company's common stock.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 10, 2024. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023.

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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three months ended March 31, 2024. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both March 31, 2024 and December 31, 2023.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive loss on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of income. See Note 8 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive loss including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three months ended March 31, 2024 and 2023, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Ongoing Remediation of Previously Identified Material Weakness
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are implementing measures designed to ensure that the control deficiency contributing to the previously disclosed material weakness is remediated, such that the control is designed, implemented, and operating effectively. The Company is in the process of designing and implementing controls that will improve the Company's ongoing application of US GAAP related to revenue recognition for the Company's rental revenue contracts under ASC Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers. These remediation actions remain in process in addition to further modifications deemed necessary to address the material weakness. We expect these changes to materially improve our internal controls.
The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the remediation of this material weakness will be completed prior to the end of fiscal year 2024. However, there is no assurance as to when such remediation will be completed.
Changes in Internal Control over Financial Reporting
The Company has been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in the Company's internal control over financial reporting during the three-month period ended March 31, 2024, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 10, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1, 2024 through January 31, 2024	—	$—	—	$13,838,269
February 1, 2024 through February 29, 2024	14,270	$9.60	—	$13,838,269
March 1, 2024 through March 31, 2024	24,386	$9.38	—	$13,838,269
Total	38,656	$9.46	—
(a) Of the 38,656 shares of common stock presented in the table above, 38,656 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 38,656 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On June 30, 2021, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2024, which was announced on August 12, 2021. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2024, the Company had repurchased 553,149 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 31, 2024 otherwise reportable under this Item 5.

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

INFUSYSTEM HOLDINGS, INC.

Date: May 9, 2024	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)