Form 10-Q
period 2024-06-30
InfuSystem Holdings, Inc
filed 2024-08-09
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, 21,315,428 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$146	$231
Accounts receivable, net	21,325	19,830
Inventories, net	6,839	6,402
Other current assets	4,603	4,157

Total current assets	32,913	30,620
Medical equipment for sale or rental	6,980	3,049
Medical equipment in rental service, net of accumulated depreciation	36,262	34,928
Property & equipment, net of accumulated depreciation	4,174	4,321
Goodwill	3,710	3,710
Intangible assets, net	6,951	7,446
Operating lease right of use assets	5,845	6,703
Deferred income taxes	8,644	9,115
Derivative financial instruments	1,714	1,442
Other assets	1,334	1,581

Total assets	$108,527	$102,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,940	$8,009
Other current liabilities	5,940	7,704

Total current liabilities	15,880	15,713
Long-term debt, net of current portion	34,165	29,101
Operating lease liabilities, net of current portion	4,995	5,799

Total liabilities	55,040	50,613

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,315,046 shares issued and outstanding as of June 30, 2024 and 21,196,851 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	111,493	109,837
Accumulated other comprehensive income	1,295	1,088
Retained deficit	(59,303)	(58,625)

Total stockholders’ equity	53,487	52,302

Total liabilities and stockholders’ equity	$108,527	$102,915

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net revenues	$33,698	$31,735	$65,693	$62,105
Cost of revenues	17,030	15,903	32,551	31,323
Gross profit	16,668	15,832	33,142	30,782

Selling, general and administrative expenses:
Amortization of intangibles	247	247	495	495
Selling and marketing	3,042	2,985	6,418	6,209
General and administrative	11,524	11,352	25,219	22,937

Total selling, general and administrative	14,813	14,584	32,132	29,641

Operating income	1,855	1,248	1,010	1,141
Other expense:
Interest expense	(484)	(620)	(940)	(1,104)
Other (expense) income	(63)	2	(60)	(33)

Income before income taxes	1,308	630	10	4
(Provision for) benefit from income taxes	(591)	(195)	(405)	107
Net income (loss)	$717	$435	$(395)	$111
Net income (loss) per share:
Basic	$0.03	$0.02	$(0.02)	$0.01
Diluted	$0.03	$0.02	$(0.02)	$0.01
Weighted average shares outstanding:
Basic	21,299,089	20,955,048	21,262,429	20,904,315
Diluted	21,711,198	21,600,346	21,262,429	21,565,667

Comprehensive income (loss):
Net income (loss)	$717	$435	$(395)	$111
Other comprehensive (loss) income:
Unrealized (loss) gain on hedges	(1)	228	273	(54)
(Provision for) benefit from income tax on unrealized hedge gain (loss)	—	(56)	(66)	7
Net comprehensive income (loss)	$716	$607	$(188)	$64
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at March 31, 2023	20,931	$2	$106,810	$(59,821)	$1,270	$48,261
Shares issued upon restricted stock vesting and option exercise	142	—	271	—	—	271
Stock-based compensation expense	—	—	1,016	—	—	1,016
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(22)	—	(199)	—	—	(199)
Other comprehensive income	—	—	—	—	172	172
Net income	—	—	—	435	—	435
Balances at June 30, 2023	21,051	$2	$107,898	$(59,386)	$1,442	$49,956

Balances at March 31, 2024	21,290	$2	$110,715	$(59,737)	$1,296	$52,276
Shares issued upon restricted stock vesting and option exercise	105	—	39	—	—	39
Stock-based compensation expense	—	—	998	—	—	998
Common stock repurchased as part of share repurchase program	(41)	—	—	(283)	—	(283)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(39)	—	(259)	—	—	(259)
Other comprehensive loss	—	—	—	—	(1)	(1)
Net income	—	—	—	717	—	717
Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487

Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	$48,003
Shares issued upon restricted stock vesting and option exercise	309	—	586	—	—	586
Stock-based compensation expense	—	—	1,736	—	—	1,736
Employee stock purchase plan	41	—	243	—	—	243
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(59)	—	(523)	—	—	(523)
Other comprehensive loss	—	—	—	—	(47)	(47)
Net income	—	—	—	111	—	111
Balances at June 30, 2023	21,051	$2	$107,898	$(59,386)	$1,442	$49,956

Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	211	—	39	—	—	39
Stock-based compensation expense	—	—	2,055	—	—	2,055
Employee stock purchase plan	26	—	186	—	—	186
Common stock repurchased as part of share repurchase program	(41)	—	—	(283)	—	(283)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(78)	—	(624)	—	—	(624)
Other comprehensive income	—	—	—	—	207	207
Net loss	—	—	—	(395)	—	(395)
Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023

OPERATING ACTIVITIES
Net (loss) income	$(395)	$111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	(194)	47
Depreciation	5,438	5,801
Loss on disposal of and reserve adjustments for medical equipment	316	828
Gain on sale of medical equipment	(1,036)	(1,402)
Amortization of intangible assets	495	495
Amortization of deferred debt issuance costs	39	78
Stock-based compensation	2,055	1,736
Deferred income taxes	405	(106)
Changes in assets - (increase)/decrease:
Accounts receivable	(1,203)	(506)
Inventories	(437)	(885)
Other current assets	(446)	(994)
Other assets	914	(1,719)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(3,265)	(1,183)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,686	2,301

INVESTING ACTIVITIES
Purchase of medical equipment	(8,796)	(6,994)
Purchase of property and equipment	(519)	(494)
Proceeds from sale of medical equipment, property and equipment	2,201	2,098
NET CASH USED IN INVESTING ACTIVITIES	(7,114)	(5,390)

FINANCING ACTIVITIES
Principal payments on long-term debt	(26,744)	(29,451)
Cash proceeds from long-term debt	31,769	32,585
Debt issuance costs	—	(229)
Common stock repurchased as part of share repurchase program	(283)	(153)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(624)	(523)
Cash proceeds from exercise of options and ESPP	225	829
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,343	3,058

Net change in cash and cash equivalents	(85)	(31)
Cash and cash equivalents, beginning of period	231	165
Cash and cash equivalents, end of period	$146	$134
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
The terms "InfuSystem", the "Company", "we", "our" and "us" are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. The Company operates in two reportable segments, Patient Services and Device Solutions. During the fiscal year ended December 31, 2023, the Company also operated through First Biomedical, Inc., a Kansas Corporation, which was a wholly-owned subsidiary that merged into InfuSystem, Inc. on January 1, 2024.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 10, 2024.
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
2.Recent Accounting Pronouncements and Developments
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands the disclosure requirements for reportable segments by requiring enhanced disclosures about significant segment expenses. Under the new standard, entities must disclose an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. Additionally, entities must disclose at least one measure of assessing segment performance and the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.
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
3.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,
	2024		2023
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$730	2.2%	$578	1.8%
Third-Party Payer products	3,695	11.0%	3,365	10.6%
Patient Services revenue recognized over time:
Direct rental services	1,928	5.7%	1,865	5.9%
Third-Party Payer rental services	11,889	35.3%	10,889	34.3%
Total Patient Services accounted for under ASC 606	18,242	54.1%	16,697	52.6%
Device Solutions revenue recognized at a point in time:
Products	3,943	11.7%	3,866	12.2%
Services	2,457	7.3%	2,459	7.7%
Device Solutions revenue recognized over time:
Services	2,040	6.1%	1,499	4.7%
Total Device Solutions accounted for under ASC 606	8,440	25.0%	7,824	24.7%
Total Revenue Accounted for under ASC 606	26,682	79.2%	24,521	77.3%
Patient Services lease revenue	2,004	5.9%	2,622	8.3%
Device Solutions lease revenue	5,012	14.9%	4,592	14.5%
Total Revenue accounted for under ASC 842, Leases	7,016	20.8%	7,214	22.7%
Total Net Revenue	$33,698	100.0%	$31,735	100.0%

	Six Months Ended June 30,
	2024		2023
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$1,345	2.0%	$1,157	1.9%
Third-Party Payer products	7,267	11.1%	6,773	10.9%
Patient Services revenue recognized over time:
Direct rental services	3,800	5.8%	3,734	6.0%
Third-Party Payer rental services	22,866	34.8%	21,910	35.3%
Total Patient Services accounted for under ASC 606	35,278	53.7%	33,574	54.1%
Device Solutions revenue recognized at a point in time:
Products	8,155	12.4%	7,606	12.2%
Services	4,867	7.4%	5,035	8.1%
Device Solutions revenue recognized over time:
Services	4,009	6.1%	2,272	3.7%
Total Device Solutions accounted for under ASC 606	17,031	25.9%	14,913	24.0%
Total Revenue Accounted for under ASC 606	52,309	79.6%	48,487	78.1%
Patient Services Lease Revenue	3,559	5.4%	4,519	7.3%
Device Solutions Lease Revenue	9,825	15.0%	9,099	14.7%
Total Revenue accounted for under ASC 842, Leases	13,384	20.4%	13,618	21.9%
Total Net Revenue	$65,693	100.0%	$62,105	100.0%
Contract Balances

(dollars in thousands)	As of June 30, 2024	As of December 31, 2023	$ Change
Accounts receivable, net	$21,325	$19,830	$1,495
Contract assets	$1,271	$1,271	$—
There was no change in the balance for contract assets during the six months ended June 30, 2024. The activity related to the contract assets during the six months ended June 30, 2024 included $5.6 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was fully offset by $5.6 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's Condensed Consolidated Balance Sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Medical equipment for sale or rental	$7,007	$3,081
Medical equipment for sale or rental - pump reserve	(27)	(32)
Medical equipment for sale or rental - net	6,980	3,049

Medical equipment in rental service	101,398	96,298
Medical equipment in rental service - pump reserve	(2,239)	(2,126)
Accumulated depreciation	(62,897)	(59,244)
Medical equipment in rental service - net	36,262	34,928

Total	$43,242	$37,977
Depreciation expense for medical equipment for the three and six months ended June 30, 2024 was $2.5 million and $4.8 million compared to $2.6 million and $5.3 million for the same prior year periods, respectively. This expense was recorded in "cost of revenues" for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the six months ended June 30, 2024 and 2023, $3.1 million and $1.6 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the Condensed Consolidated Statements of Cash Flows. These amounts will be included as a cash outflow from investing activities when paid.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,049	$(4,238)	$1,811	$6,611	$(3,909)	$2,702
Automobiles	87	(87)	—	87	(87)	—
Leasehold improvements	4,558	(2,195)	2,363	3,570	(1,951)	1,619

Total	$10,694	$(6,520)	$4,174	$10,268	$(5,947)	$4,321
Depreciation expense for property and equipment for the three and six months ended June 30, 2024 was $0.3 million and $0.6 million compared to $0.2 million and $0.5 million for the same prior year periods, respectively. This expense was recorded in "general and administrative expenses" for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the six months ended June 30, 2024 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2023	$3,710
Goodwill acquired	—
Balance as of June 30, 2024	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(34,645)	4,189	38,834	(34,295)	4,539
Non-competition agreements	472	(303)	169	472	(255)	217
Unpatented technology	943	(460)	483	943	(393)	550
Software	10,300	(10,190)	110	10,300	(10,160)	140

Total nonamortizable and amortizable intangible assets	$52,572	$(45,621)	$6,951	$52,572	$(45,126)	$7,446
Amortization expense for both the three and six months ended June 30, 2024 and 2023 was $0.2 million and $0.5 million, respectively. This expense was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2024 is as follows (in thousands):

	2024	2025	2026	2027	2028	2029 and thereafter	Total

Amortization expense	$495	$810	$525	$471	$348	$2,302	$4,951
7.Debt
On February 5, 2021, the Company entered into a Credit Agreement (the "2021 Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), sole bookrunner and sole lead arranger, and the lenders party thereto.

The borrowers under the 2021 Credit Agreement are InfuSystem Holdings, Inc. and its subsidiaries (collectively, the "Borrowers").
The 2021 Credit Agreement provides for a revolving credit facility (the "Revolving Facility") of $75.0 million, that matures on February 5, 2026. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit facility dated March 23, 2015 (the "2015 Credit Agreement").
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
Simultaneous with the execution of the 2021 Credit Agreement, the Company entered into a Pledge and Security Agreement to secure repayment of the obligations of the Borrowers. Under the Pledge and Security Agreement, each Borrower has granted to the Agent, for the benefit of various secured parties, a first priority security interest in substantially all of the personal property assets and shares of each of the Borrowers.
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of June 30, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	June 30, 2024	December 31, 2023

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(34,464)	(29,439)
Letter of credit	(200)	(200)
Availability on Revolving Facility	$40,336	$45,361

The Company had future maturities of its long-term debt as of June 30, 2024 as follows (in thousands):

	2024	2025	2026	2027	2028	Total
Revolving Facility	$—	$—	$—	$—	$34,464	$34,464
Total	$—	$—	$—	$—	$34,464	$34,464
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2024			December 31, 2023
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$34,464	$34,464	$—	$29,439	$29,439
Unamortized value of debt issuance costs	—	(299)	(299)	—	(338)	(338)
Total	$—	$34,165	$34,165	$—	$29,101	$29,101
As of June 30, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2024 was 7.43% (Adjusted Term SOFR of 5.43% plus 2.00%). The actual ABR loan rate at June 30, 2024 was 9.50% (lender’s prime rate of 8.50% plus 1.00%).

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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	June 30, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,714

	December 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,442

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income ("AOCI") (in thousands):

	Three Months Ended June 30,
	2024	2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,296	$1,270
Unrealized gain recognized in AOCI	179	412
Amounts reclassified to interest expense (a)	(180)	(184)
Tax provision	—	(56)
Ending balance	$1,295	$1,442

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively.

	Six Months Ended June 30,
	2024	2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,088	$1,489
Unrealized gain recognized in AOCI	635	320
Amounts reclassified to interest expense (a) (b)	(362)	(374)
Tax (provision) benefit	(66)	7
Ending balance	$1,295	$1,442

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2024 and 2023 was $0.9 million and $1.1 million, respectively.

(b) As of June 30, 2024, $0.6 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the six months ended June 30, 2024.

9.Income Taxes
During both the three months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes totaling $0.6 million and $0.2 million on pre-tax income of $1.3 million and $0.6 million, respectively, representing effective tax rates of 45.2% and 30.9%, respectively. During both the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes totaling $0.4 million and a benefit from income taxes totaling $0.1 million, respectively, on pre-tax income of less than $0.1 million for both periods, respectively. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
11.Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (in thousands):	2024	2023	2024	2023
Net income (loss):	$717	$435	$(395)	$111
Denominator:
Weighted average common shares outstanding:
Basic	21,299,089	20,955,048	21,262,429	20,904,315
Dilutive effect of common stock equivalents	412,109	645,298	—	661,352
Diluted	21,711,198	21,600,346	21,262,429	21,565,667
Net income (loss) per share:
Basic	$0.03	$0.02	$(0.02)	$0.01
Diluted	$0.03	$0.02	$(0.02)	$0.01
For the three months ended June 30, 2024 and 2023, respectively, there were 1,917,188 and 901,995 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2024, all outstanding options and unvested restricted stock units, which totaled 2,530,571 shares, were anti-dilutive due to the Company's net loss for the period and therefore not included in the calculation. For the six months ended June 30, 2023, there were 755,234 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect.

Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of June 30, 2024, the Company had repurchased and retired approximately $0.3 million, or 41,139 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
12.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan") and 2021 Equity Incentive Plan (the "2021 Plan").
Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	529,862	$11.42
Granted	214,054	7.52
Vested	(85,266)	17.91
Vested shares forgone to satisfy minimum statutory withholding	(52,965)	17.91
Forfeitures	(13,250)	11.70
Unvested at June 30, 2024	592,435	$8.49

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Weighted average grant date fair value of awards granted	$6.41	$9.18	$7.52	$9.18
Total fair value of shares vested	$112,198	$297,792	$747,525	$571,105
Total fair value of shares forgone to satisfy minimum statutory withholding	$92,150	$161,018	$464,343	$328,950
Performance-Based Restricted Stock Units ("PSU")

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	112,776	$10.49
Granted	117,582	5.69
Performance adjustment upon vesting	(17,690)	8.58
Vested	(13,022)	8.58
Vested shares forgone to satisfy minimum statutory withholding	(10,425)	8.58
Unvested at June 30, 2024	189,221	$7.92

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Weighted average grant date fair value of awards granted	$5.69	$11.05	$5.69	$11.05
Total fair value of shares vested	$83,862	$—	$83,862	$—
Total fair value of shares forgone to satisfy minimum statutory withholding	$67,137	$—	$67,137	$—

Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	657,346	$6.69	4.16	$2,983,514
Exercised	(35,487)	3.62		312,195
Exercised shares forgone to satisfy minimum statutory withholding	(14,654)	2.69
Shares tendered for cashless exercise	(43,193)	3.78
Forfeitures and expirations	(1,500)	18.44

Outstanding at June 30, 2024	562,512	$7.17	4.16	$1,054,630

Exercisable at June 30, 2024	562,512	$7.17	4.16	$1,054,630
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,051,673	$11.05	8.79	$1,207,118
Granted	866,147	6.80
Forfeitures and expirations	(36,541)	11.01

Outstanding at June 30, 2024 (a)	1,881,279	$9.10	9.00	$349,478

Exercisable at June 30, 2024 (a)	609,822	$12.25	7.94	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of June 30, 2024
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options:	2024	2023	2024	2023
Expected volatility	46%	53%	46% to 51%	53%
Risk free interest rate	4.60%	3.71% to 4.11%	4.25% to 4.60%	3.71% to 4.11%
Expected lives at date of grant (in years)	4.08	3.98	4.08	3.98
Weighted average fair value of options granted	$2.73	$4.06	$2.95	$4.06
Total intrinsic value of options exercised	$312,195	$600,113	$312,195	$1,421,213

13.Leases
As Lessee
The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next six years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options.
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

The components of lease costs for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$472	$369	$945	$721
Variable lease cost	97	87	172	163
Total lease cost	$569	$456	$1,117	$884
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$965	$773

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$406

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$552
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2024	2023

	Years	Years
Weighted average remaining lease term:	5.8	5.6

	Rate	Rate
Weighted average discount rate:	7.8%	6.9%
Future maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

Operating Leases
2024	$880
2025	1,846
2026	1,654
2027	1,478
2028	1,429
2029 and thereafter	2,424
Total undiscounted lease payments	9,711
Less: Imputed interest	(3,205)
Total lease liabilities	$6,506

The long-term portion of the lease liabilities included in the amounts above is $5.0 million with the remainder included in other current liabilities in the Condensed Consolidated Balance Sheet.
As Lessor:
We lease medical equipment to customers, often in conjunction with arrangements to provide consumable medical products. Certain of our equipment leases are classified as sales-type leases and the remainder are operating leases. The terms of the related contracts, including the proportion of fixed versus variable payments and any options, varies by customer. The Company elected the "combining lease and non-lease components" practical expedient for all qualifying non-lease components.
The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net operating lease revenue	$6,872	$5,885	$12,983	$11,795
Sales-type lease revenue	144	1,329	401	1,823
Total lease revenue	$7,016	$7,214	$13,384	$13,618

The components of our net investment in sales-type leases as of June 30, 2024 and December 31, 2023 were (in thousands):

	June 30, 2024	December 31, 2023
Lease receivable	$2,326	$2,583
Net investment in leases	$2,326	$2,583
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$1,103	$1,067
Other assets	1,223	1,516
Total	$2,326	$2,583
Future maturities of sales-type leases as of June 30, 2024 are as follows (in thousands):

Sales-Type Leases
2024	$668
2025	1,313
2026	635
2027	19
2028	—
Thereafter	—
Total undiscounted lease payments	2,635
Less: Imputed interest	(309)
Total lease receivables	$2,326

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
The financial information summarized below is presented by reportable segment for the three months ended June 30, 2024 and 2023:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$20,246	$13,452	$—	$33,698
Net revenues - internal	—	1,742	(1,742)	—
Total net revenues	20,246	15,194	(1,742)	33,698
Gross profit	13,444	3,224	—	16,668

Selling, general and administrative expenses				14,813
Interest expense				(484)
Other expense				(63)

Income before income taxes				$1,308

Total assets	$58,790	$47,737	$2,000	$108,527
Purchases of medical equipment	$3,465	$3,838	$—	$7,303
Depreciation and amortization of intangible assets	$1,959	$1,074	$—	$3,033

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$19,319	$12,416	$—	$31,735
Net revenues - internal	—	1,681	(1,681)	—
Total net revenues	19,319	14,097	(1,681)	31,735
Gross profit	11,845	3,987	—	15,832

Selling, general and administrative expenses				14,584
Interest expense				(620)
Other income				2

Income before income taxes				$630

Total assets	$60,243	$40,506	$2,000	$102,749
Purchases of medical equipment	$1,539	$1,487	$—	$3,026
Depreciation and amortization of intangible assets	$2,078	$1,015	$—	$3,093
The financial information summarized below is presented by reportable segment for the six months ended June 30, 2024 and 2023:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$38,837	$26,856	$—	$65,693
Net revenues - internal	—	3,455	(3,455)	—
Total net revenues	38,837	30,311	(3,455)	65,693
Gross profit	25,718	7,424	—	33,142

Selling, general and administrative expenses				32,132
Interest expense				(940)
Other expense				(60)

Income before income taxes				$10

Total assets	$58,790	$47,737	$2,000	$108,527
Purchases of medical equipment	$3,815	$4,981	$—	$8,796
Depreciation and amortization of intangible assets	$3,815	$2,118	$—	$5,933

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$38,093	$24,012	$—	$62,105
Net revenues - internal	—	3,311	(3,311)	—
Total net revenues	38,093	27,323	(3,311)	62,105
Gross profit	23,386	7,396	—	30,782

Selling, general and administrative expenses				29,641
Interest expense				(1,104)
Other expense				(33)

Income before income taxes				$4

Total assets	$60,243	$40,506	$2,000	$102,749
Purchases of medical equipment	$4,212	$2,782	$—	$6,994
Depreciation and amortization of intangible assets	$4,256	$2,040	$—	$6,296

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms "InfuSystem", the "Company", "we", "our" and "us" used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "strategy," "future," "likely," variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of the coronavirus (“COVID-19”) pandemic or any resurgence thereof on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, the Company's ability to remediate its previously disclosed material weaknesses in internal control over financial reporting, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on April 10, 2024, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
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
Patient Services Segment
Our Patient Services segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home health care involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures and/or acquisitions. The leading service within our Patient Services segment is to supply electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states ("Oncology Business"). Colorectal cancer is the fourth most prevalent form of cancer in the United States, according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the Patient Services segment is to expand into treatment of other types of cancers. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states that present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the "FDA"), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians, which could benefit us.
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
•Wound Care – launched in November 2022, the Company established a partnership, SI Wound Care, LLC ("SI Wound Care"), with Sanara MedTech Inc. "Sanara"). The partnership will focus on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership is expected to enable InfuSystem to offer innovative products including negative pressure wound therapy ("NPWT") devices and supplies from Cork Medical LLC's ("Cork") and Genadyne Biotechnologies Inc. and Sanara's advanced wound care product line to new customers through the jointly controlled entity.
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The following represents the Company’s results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	Better (Worse)

Net revenues:
Patient Services	$20,246	$19,319	$927
Device Solutions	15,194	14,097	1,097
Less: elimination of inter-segment revenues (a)	(1,742)	(1,681)	(61)
Total Device Solutions	13,452	12,416	1,036
Total	33,698	31,735	1,963
Gross profit:
Patient Services	13,444	11,845	1,599
Device Solutions	3,224	3,987	(763)
Total	16,668	15,832	836
Selling, general and administrative expenses:
Amortization of intangibles	247	247	—
Selling and marketing	3,042	2,985	(57)
General and administrative	11,524	11,352	(172)
Total selling, general and administrative expenses	14,813	14,584	(229)
Operating income	1,855	1,248	607
Other expense	(547)	(618)	71
Income before income taxes	1,308	630	678
Provision for income taxes	(591)	(195)	(396)
Net income	$717	$435	$282
Net income per share:
Basic	$0.03	$0.02	$0.01
Diluted	$0.03	$0.02	$0.01
Weighted average shares outstanding:
Basic	21,299,089	20,955,048	344,041
Diluted	21,711,198	21,600,346	110,852

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended June 30, 2024 ("second quarter of 2024") were $33.7 million, an increase of $2.0 million, or 6.2%, compared to $31.7 million for the quarter ended June 30, 2023 ("second quarter of 2023"). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $20.2 million increased $0.9 million, or 4.8%, during the second quarter of 2024 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections totaling $2.1 million offset partially by $1.2 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $1.5 million, or 8.9%, Pain Management revenue by $0.3 million, or 28.9%, and Wound Care treatment revenue by $0.3 million, or 188.0%. Sales-Type Lease revenue of NPWT pumps, which had a tough comparison to an unusually strong prior year, decreased by $1.2 million.
Device Solutions
Device Solutions net revenue of $13.5 million increased $1.0 million, or 8.3%, during the second quarter of 2024 compared to the prior year period. This increase included higher biomedical services revenue, which increased by $0.5 million, or 13.6%, higher rental revenue totaling $0.4 million, or 9.2%, and higher disposable medical supplies revenue, which increased by $0.4 million, or 20.4%. These increases were partially offset by lower medical equipment sales, which decreased by $0.3 million, or 18.8%. The increased biomedical revenue was mainly attributable to increased revenue from the master services agreement that we entered into in April 2022. The increases in rental revenue and disposables are mainly attributable to a new customer added during the period. Lower medical equipment sales reflects normal shipment timing for large contracts.
Gross Profit
Gross profit for the second quarter of 2024 of $16.7 million increased by $0.8 million, or 5%, compared to the second quarter of 2023. This increase was due to the increase in net revenues offset partially by a lower gross profit percentage of net revenue ("gross margin"). During the second quarter of 2024, we identified and corrected an immaterial error in our accrued liabilities associated with travel expenses resulting in a unfavorable cumulative expense adjustment to cost of revenues totaling $0.6 million during the second quarter of 2024. The lower gross margin was attributable to this adjustment, which represented 1.6% of net revenue for the second quarter of 2024. Gross margin was 49.5% during the second quarter of 2024 compared to 49.9% during the prior year period, a decrease of 0.4%. Gross profit and gross margin increased in the Patient Services segment but were both lower in the Device Solutions segment.
Patient Services
Patient Services gross profit was $13.4 million during the second quarter of 2024, representing an increase of $1.6 million compared to the prior year period. The increase reflected the higher net revenue and higher gross margin, which increased from the prior year by 5.1% to 66.4%. The increase in gross margin reflected increased third-party payer collections, favorable gross margin mix, lower pump disposal expenses and improved coverage of fixed costs from higher net revenue. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases which have a lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.1 million during the second quarter of 2024 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the second quarter of 2024 was $3.2 million, representing a decrease of $0.8 million, or 19.1%, compared to the prior year. This decrease was due to the $0.6 million error correction and a decrease in gross margin. These decreases were partially offset by higher net revenue. The Device Solutions gross margin was 24.0% during the current quarter, which was 8.1% lower than the prior year period which included a 4.1% reduction related to the error correction. The remaining decrease was due to unfavorable sales mix favoring lower margin products including disposable medical supplies.
Selling and Marketing Expenses
Selling and marketing expenses were $3.0 million for the second quarter of 2024, representing an increase of $0.1 million, or 1.9%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues decreased to 9.0% compared to 9.4% in the prior year period. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from higher net revenues. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative ("G&A") expenses for the second quarter of 2024 were $11.5 million, an increase of 1.5% from $11.4 million for the second quarter of 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. G&A expenses as a percentage of net revenues for the second quarter of 2024 decreased to 34.2% compared to 35.8% for the prior year period, mainly reflecting improved net revenue leverage over fixed costs.
Other Expenses
During the second quarter of 2024, other expense included interest expense of $0.5 million, which was $0.1 million lower than interest expense for the second quarter of 2023. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement, as amended, partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the second quarter of 2024 compared to the second quarter of 2023, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the second quarter of 2024, the Company recorded a provision for income taxes totaling $0.6 million on pre-tax income of $1.3 million, representing an effective tax rate of 45%. During the second quarter of 2023, the Company recorded a provision for income taxes of $0.2 million on a pre-tax income of $0.6 million, representing an effective tax rate of 31%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weigh heavier on the effective tax rate when pre-tax earnings are close to break even.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following represents the Company’s results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	Better/ (Worse)

Net revenues:
Patient Services	$38,837	$38,093	$744
Device Solutions	30,311	27,323	2,988
Less: elimination of inter-segment revenues (a)	(3,455)	(3,311)	(144)
Total Device Solutions	26,856	24,012	2,844
Total	65,693	62,105	3,588
Gross profit:
Patient Services	25,718	23,386	2,332
Device Solutions	7,424	7,396	28
Total	33,142	30,782	2,360
Selling, general and administrative expenses:
Amortization of intangibles	495	495	—
Selling and marketing	6,418	6,209	(209)
General and administrative	25,219	22,937	(2,282)
Total selling, general and administrative expenses	32,132	29,641	(2,491)
Operating income	1,010	1,141	(131)
Other expense	(1,000)	(1,137)	137
Income before income taxes	10	4	6
(Provision for) benefit from income taxes	(405)	107	(512)
Net loss income	$(395)	$111	$(506)
Net loss income per share:
Basic	$(0.02)	$0.01	$(0.03)
Diluted	$(0.02)	$0.01	$(0.03)
Weighted average shares outstanding:
Basic	21,262,429	20,904,315	358,114
Diluted	21,262,429	21,565,667	(303,238)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the six-month period ended June 30, 2024 ("first half of 2024") were $65.7 million, an increase of $3.6 million, or 5.8%, compared to $62.1 million for the six-month period ended June 30, 2023 ("first half of 2023"). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $38.8 million increased $0.7 million, or 2.0%, during the first half of 2024 compared to the same prior year period. This increase was primarily attributable additional treatment volume and increased third-party payer collections totaling $2.3 million offset partially by $1.5 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $1.4 million or 4.2%, Pain Management revenue by $0.2 million, or 8.4%, and Wound Care treatment revenue by $0.7 million, or 195.5%. Sales-Type Lease revenue of NPWT pumps, which had a tough comparison to an unusually strong prior year amount, decreased by $1.5 million.
Device Solutions
Device Solutions net revenue of $26.9 million increased $2.8 million, or 11.8%, during the first half of 2024 compared to the same prior year period. This increase included higher biomedical services revenue, which increased by $1.6 million, or 21.4%, higher rental revenue totaling $0.7 million, or 8.0%, higher disposable medical supplies revenue, which increased by $0.3 million or 6.7% and higher medical equipment sales, which increased by $0.3 million, or 8.0%. The increased biomedical revenue was mainly attributable to increased revenue from the master services agreement that we entered into in April 2022. The increases in rental revenue and disposables are mainly attributable to a new customer added during the period.
Gross Profit
Gross profit of $33.1 million for the first half of 2024 increased $2.4 million, or 7.7%, from $30.8 million for the first half of 2023. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue ("gross margin"). During the second quarter of 2024, we identified and corrected an immaterial error in our accrued liabilities associated with travel expenses resulting in a unfavorable cumulative expense adjustment to cost of revenues totaling $0.6 million during the second quarter of 2024. This adjustment represented 0.8% of net revenue for the first half of 2024. Gross profit increased for both the Patient Services and Device Solutions segments. Gross margin increased to 50.4% during the first half of 2024 compared to 49.6% during the same prior year period. Gross margin increased in the Patient Services segment but was lower in the Device Solutions segment.
Patient Services
Patient Services gross profit was $25.7 million during the first half of 2024, representing an increase of $2.3 million, or 10.0%, compared to the same prior year period. The improvement reflected increased net revenue and higher gross margin, which increased from the prior year by 4.8% to 66.2%. The increase in gross margin reflected increased third-party payer collections, lower pump disposal expenses, favorable gross margin mix and improved coverage of fixed costs from higher net revenue. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases which have a lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.6 million during the first half of 2024 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the first half of 2024 was $7.4 million, which was the same amount as the prior year period. Higher gross profit associated with increased net revenue was offset by a lower gross margin. The Device Solutions gross margin was 27.6% during the current period, which was 3.2% lower than the same prior year period. This decrease included a 2.1% reduction related to the error correction. The remaining decrease was due to unfavorable sales mix favoring lower margin products including disposable medical supplies.
Selling and Marketing Expenses
Selling and marketing expenses for the first half of 2024 were $6.4 million, representing an increase of $0.2 million, or 3.4%, compared to selling and marketing expenses for the first half of 2023. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues was 9.8% representing a slight decrease from the prior year period amount of 10.0%.
General and Administrative Expenses
G&A expenses for the first half of 2024 were $25.2 million, an increase of $2.3 million, or 9.9%, from the first half of 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items.

Additionally, the amount for 2024 included a one-time $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase of $1.4 million included increased stock-based compensation expenses of $0.4 million and other increased expenses totaling $1.0 million. The other increases were associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the first half of 2024 increased to 38.4% compared to 36.9% for the same prior year period.
Other Expenses
During the first half of 2024, other income and expense included interest expense of $0.9 million, which was slightly lower than interest expense for the first half of 2023. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit partially offset by higher average interest rates.
(Provision For) Benefit From Income Taxes
During the first half of 2024, the Company recorded a provision for income taxes totaling $0.4 million on a slight amount of pre-tax income. During the first half of 2023, the Company recorded a benefit from income taxes totaling $0.1 million on a slight amount of pre-tax income. These amounts differed from the U.S. statutory amounts mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
Liquidity and Capital Resources
Overview
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the "2021 Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the "Agent"), and the lenders party thereto, which replaced our then existing credit facility. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the "First Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 7 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement and the First Amendment.
The following table summarizes our available liquidity (in thousands):

Liquidity
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$146	$231
Availability on revolving facility	40,336	45,361
Available liquidity	$40,482	$45,592
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	June 30, 2024	December 31, 2023
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(34,464)	(29,439)
Letters of credit	(200)	(200)
Availability on Revolving Facility	$40,336	$45,361
As of June 30, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2024 was 7.43% (Adjusted Term SOFR of 5.43% plus 2.00%). The actual ABR loan rate at June 30, 2024 was 9.50% (lender’s prime rate of 8.50% plus 1.00%). As of June 30, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
As of June 30, 2024, the Company had repurchased and retired approximately $0.3 million, or 41,139 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
In millions	2024	2023	2023 vs. 2022
Net cash provided by operating activities	$2,686	$2,301	$385
Net cash used in investing activities	$(7,114)	$(5,390)	$(1,724)
Net cash provided by financing activities	$4,343	$3,058	$1,285
Operating Cash Flow. Operating cash flows provided $2.7 million in cash during the first half of 2024 and $2.3 million of cash during the first half of 2023. This $0.4 million favorable difference was attributable to a reduction of cash used to fund working capital items, which was $4.4 million during first half of 2024 compared to $5.3 million during first half of 2023, a decrease of $0.9 million. This amount was offset by a decrease in net (loss) income adjusted for non-cash items, which was $7.1 million during the first half of 2024 compared to $7.6 million during the first half of 2023, a decrease of $0.5 million. The decrease in net (loss) income adjusted for non-cash items was primarily attributable to the increased general and administrative, offset partially by the higher revenue and gross profit described above. The use of cash for working capital items during the first half of 2024 included a $3.3 million decrease in accounts payable and other liabilities net of capital items, a $1.2 million increase in accounts receivable, a $0.4 million increase in other current assets and a $0.4 million increase in inventories. These cash flow uses were partially offset by a $0.9 million decrease in other assets. The cash used for working capital items during the first half of 2023 included a $1.7 million increase in other assets, a $1.0 million increase in other current assets, a $0.9 million increase in inventories and a $0.5 million increase in accounts receivable. These were partially offset by a $1.2 million decrease in accounts payable and other liabilities net of capital items.
The increase in accounts receivable during both periods was mainly due to the increase in revenue during each period. This increase was greater during the first half of 2023 when the revenue was growing at a higher rate and increased revenue attributable to sales-type leases was included, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the biomedical master services agreement described above, a part of which increased the related contract asset (which is included in other current assets versus accounts receivable). Revenue increased in the first half of 2024, but at a lower rate than the first half of 2023, largely resulting in an increased accounts receivable balance. Accounts payable and other liabilities net of capital items decreased by $3.3 million during the first half of 2024 and decreased $1.2 million during the first half of 2023, representing a $2.1 million unfavorable cash flow swing, mainly due to an increase in the amount paid in 2024 for the 2023 short-term incentive bonus plan as compared to the amount paid in 2023 for the 2022 short-term incentive bonus plan. The increase in inventories during 2023 reflected the higher revenue growth during that period. The decrease in other assets was due to lower long-term lease receivables due to customer payments received and a decrease in the amount of equipment sales on leases during 2024 as compared to 2023.
Investing Cash Flow. Net cash used in investing activities was $7.1 million for the first half of 2024 compared to $5.4 million for the first half of 2023, an increase of $1.7 million. The increase was due to an increase totaling $1.8 million in cash used to purchase medical equipment and other property and equipment during the first half of 2024 compared to the first half of 2023. Purchases of medical equipment were higher during 2024 compared to 2023 because a higher portion of the revenue growth in 2024 came from rental revenues that require capital equipment purchases.
Financing Cash Flow. Net cash provided by financing activities for the first half of 2024 was $4.3 million compared to $3.1 million for the first half of 2023. The amount of cash flow provided by financing activities during 2024 included net revolving line of credit borrowings under the 2021 Credit Agreement totaling $5.0 million and cash proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million combined. These cash sources were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.6 million and $0.3 million to repurchase the Company's common stock. Cash provided by financing activities during 2023 primarily related to net revolving line of credit borrowings under the 2021 Credit Agreement totaling $3.1 million and $0.8 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds combined. These were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.5 million, $0.2 million to repurchase the Company's common stock and $0.2 million in debt issuance costs related to the First Amendment to the 2021 Credit Agreement.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and six months ended June 30, 2024. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both June 30, 2024 and December 31, 2023.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive loss on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of income. See Note 8 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive loss including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and six months ended June 30, 2024 and 2023, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective due to material weaknesses described below.

Material Weakness in Internal Control over Financial Reporting
In connection with the preparation of our quarterly report on Form 10-Q for the three months ended June 30, 2024, management identified a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified a material weakness in that we did not design and maintain effective internal controls over the completeness and accuracy of its accrual for employee travel and expenses.
To remediate this material weakness, the Company is in the process of designing and implementing controls that will improve the completeness and accuracy of its employee travel and expense accrual balances.
Although the remediation plan is subject to continual review and revision, we expect the remediation plan described above will address the identified material weakness. The remediation plan is subject to oversight by the Audit Committee of the Board of Directors and the identified material weakness will not be considered remediated until the applicable controls have been fully implemented and operate for a sufficient period of time.
Ongoing Remediation of Previously Identified Material Weakness
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are implementing measures designed to ensure that the control deficiency contributing to the previously disclosed material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The Company is in the process of designing and implementing controls that will improve the Company's ongoing application of US GAAP related to revenue recognition for the Company's rental revenue contracts under ASC Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers. These remediation actions remain in process in addition to further modifications deemed necessary to address the material weakness. We expect these changes to materially improve our internal controls.
The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes the remediation of this material weakness will be completed prior to the end of fiscal year 2024. However, there is no assurance as to when such remediation will be completed.
Changes in Internal Control over Financial Reporting
Except for the identification of the material weaknesses and remediation measures described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 10, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1, 2024 through April 30, 2024	—	$—	—	$13,838,269
May 1, 2024 through May 31, 2024	65,873	$6.70	41,139	$19,717,707
June 1, 2024 through June 30, 2024	14,654	$6.83	—	$19,717,707
Total	80,527	$6.73	41,139
(a) Of the 80,527 shares of common stock presented in the table above, 39,388 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 39,388 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2024, the Company had repurchased 41,139 shares under the Share Repurchase Program. The Company had repurchased 553,149 shares under the previous authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and six months ended June 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the three and six months ended June 30, 2024 otherwise reportable under this Item 5.

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

INFUSYSTEM HOLDINGS, INC.

Date: August 9, 2024	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2024	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)