Form 10-Q
period 2024-09-30
InfuSystem Holdings, Inc
filed 2024-11-08
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, 21,263,597 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$380	$231
Accounts receivable, net	22,761	19,830
Inventories, net	6,700	6,402
Other current assets	3,772	4,157

Total current assets	33,613	30,620
Medical equipment for sale or rental	4,699	3,049
Medical equipment in rental service, net of accumulated depreciation	37,001	34,928
Property & equipment, net of accumulated depreciation	3,910	4,321
Goodwill	3,710	3,710
Intangible assets, net	6,704	7,446
Operating lease right of use assets	5,735	6,703
Deferred income taxes	7,815	9,115
Derivative financial instruments	1,107	1,442
Other assets	1,009	1,581

Total assets	$105,303	$102,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,908	$8,009
Other current liabilities	8,028	7,704

Total current liabilities	16,936	15,713
Long-term debt, net of current portion	27,975	29,101
Operating lease liabilities, net of current portion	4,879	5,799

Total liabilities	49,790	50,613

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,234,303 shares issued and outstanding as of September 30, 2024 and 21,196,851 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	112,869	109,837
Accumulated other comprehensive income	836	1,088
Retained deficit	(58,194)	(58,625)

Total stockholders’ equity	55,513	52,302

Total liabilities and stockholders’ equity	$105,303	$102,915

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenues	$35,320	$31,909	$101,013	$94,014
Cost of revenues	16,275	16,293	48,826	47,616
Gross profit	19,045	15,616	52,187	46,398

Selling, general and administrative expenses:
Amortization of intangibles	248	248	743	743
Selling and marketing	2,755	2,728	9,173	8,937
General and administrative	12,777	10,943	37,996	33,880

Total selling, general and administrative	15,780	13,919	47,912	43,560

Operating income	3,265	1,697	4,275	2,838
Other expense:
Interest expense	(476)	(563)	(1,416)	(1,667)
Other expense	(4)	(14)	(64)	(47)

Income before income taxes	2,785	1,120	2,795	1,124
Provision for income taxes	(978)	(431)	(1,383)	(324)
Net income	$1,807	$689	$1,412	$800
Net income per share:
Basic	$0.08	$0.03	$0.07	$0.04
Diluted	$0.08	$0.03	$0.07	$0.04
Weighted average shares outstanding:
Basic	21,290,512	21,095,404	21,271,858	20,968,711
Diluted	21,652,457	21,719,404	21,707,835	21,615,706

Comprehensive income:
Net income	$1,807	$689	$1,412	$800
Other comprehensive (loss) income:
Unrealized (loss) gain on hedges	(608)	254	(335)	200
Benefit from (provision for) income tax on unrealized hedge gain	149	(62)	83	(55)
Net comprehensive income	$1,348	$881	$1,160	$945
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at June 30, 2023	21,051	$2	$107,898	$(59,386)	$1,442	$49,956
Shares issued upon restricted stock vesting and option exercise	159	—	—	—	—	—
Stock-based compensation expense	—	—	1,063	—	—	1,063
Employee stock purchase plan	31	—	203	—	—	203
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(57)	—	(634)	—	—	(634)
Other comprehensive income	—	—	—	—	192	192
Net income	—	—	—	689	—	689
Balances at September 30, 2023	21,184	$2	$108,530	$(58,697)	$1,634	$51,469

Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487
Shares issued upon restricted stock vesting and option exercise	1	—	—	—	—	—
Stock-based compensation expense	—	—	1,221	—	—	1,221
Employee stock purchase plan	27	—	156	—	—	156
Common stock repurchased as part of share repurchase program	(109)	—	—	(698)	—	(698)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(459)	(459)
Net income	—	—	—	1,807	—	1,807
Balances at September 30, 2024	21,234	$2	$112,869	$(58,194)	$836	$55,513

Balances at December 31, 2022	20,782	$2	$105,856	$(59,344)	$1,489	$48,003
Shares issued upon restricted stock vesting and option exercise	468	—	586	—	—	586
Stock-based compensation expense	—	—	2,799	—	—	2,799
Employee stock purchase plan	72	—	446	—	—	446
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(116)	—	(1,157)	—	—	(1,157)
Other comprehensive loss	—	—	—	—	145	145
Net income	—	—	—	800	—	800
Balances at September 30, 2023	21,184	$2	$108,530	$(58,697)	$1,634	$51,469

Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	212	—	39	—	—	39
Stock-based compensation expense	—	—	3,276	—	—	3,276
Employee stock purchase plan	53	—	342	—	—	342
Common stock repurchased as part of share repurchase program	(150)	—	—	(981)	—	(981)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(78)	—	(625)	—	—	(625)
Other comprehensive loss	—	—	—	—	(252)	(252)
Net income	—	—	—	1,412	—	1,412
Balances at September 30, 2024	21,234	$2	$112,869	$(58,194)	$836	$55,513
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023

OPERATING ACTIVITIES
Net income	$1,412	$800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(141)	(122)
Depreciation	8,335	8,621
Loss on disposal of and reserve adjustments for medical equipment	678	1,278
Gain on sale of medical equipment	(1,863)	(1,990)
Amortization of intangible assets	743	743
Amortization of deferred debt issuance costs	58	99
Stock-based compensation	3,276	2,799
Deferred income taxes	1,383	325
Changes in assets - (increase)/decrease:
Accounts receivable	(1,348)	(1,035)
Inventories	(298)	(1,270)
Other current assets	385	(1,090)
Other assets	1,137	(2,304)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,229)	(289)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,528	6,565

INVESTING ACTIVITIES
Purchase of medical equipment	(12,162)	(8,503)
Purchase of property and equipment	(562)	(616)
Proceeds from sale of medical equipment, property and equipment	2,754	3,429
NET CASH USED IN INVESTING ACTIVITIES	(9,970)	(5,690)

FINANCING ACTIVITIES
Principal payments on long-term debt	(40,415)	(43,160)
Cash proceeds from long-term debt	39,231	42,788
Debt issuance costs	—	(229)
Common stock repurchased as part of share repurchase program	(981)	(153)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(625)	(1,157)
Cash proceeds from exercise of options and ESPP	381	1,032
NET CASH USED IN FINANCING ACTIVITIES	(2,409)	(879)

Net change in cash and cash equivalents	149	(4)
Cash and cash equivalents, beginning of period	231	165
Cash and cash equivalents, end of period	$380	$161
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
3.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended September 30,
	2024		2023
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$685	1.9%	$570	1.8%
Third-Party Payer products	3,917	11.1%	3,425	10.7%
Patient Services revenue recognized over time:
Direct rental services	1,923	5.4%	1,840	5.8%
Third-Party Payer rental services	12,277	34.8%	11,003	34.5%
Total Patient Services accounted for under ASC 606	18,802	53.2%	16,838	52.8%
Device Solutions revenue recognized at a point in time:
Products	4,731	13.4%	3,593	11.3%
Services	2,575	7.3%	2,573	8.1%
Device Solutions revenue recognized over time:
Services	1,841	5.2%	1,807	5.7%
Total Device Solutions accounted for under ASC 606	9,147	25.9%	7,973	25.0%
Total Revenue Accounted for under ASC 606	27,949	79.1%	24,811	77.8%
Patient Services lease revenue	1,978	5.6%	2,451	7.7%
Device Solutions lease revenue	5,393	15.3%	4,647	14.6%
Total Revenue accounted for under ASC 842, Leases	7,371	20.9%	7,098	22.2%
Total Net Revenue	$35,320	100.0%	$31,909	100.0%

	Nine Months Ended September 30,
	2024		2023
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$2,030	2.0%	$1,727	1.8%
Third-Party Payer products	11,182	11.1%	10,198	10.8%
Patient Services revenue recognized over time:
Direct rental services	5,724	5.7%	5,574	5.9%
Third-Party Payer rental services	35,144	34.8%	32,913	35.0%
Total Patient Services accounted for under ASC 606	54,080	53.5%	50,412	53.6%
Device Solutions revenue recognized at a point in time:
Products	12,886	12.8%	11,199	11.9%
Services	7,442	7.4%	7,608	8.1%
Device Solutions revenue recognized over time:
Services	5,850	5.8%	4,079	4.3%
Total Device Solutions accounted for under ASC 606	26,178	25.9%	22,886	24.3%
Total Revenue Accounted for under ASC 606	80,258	79.5%	73,298	78.0%
Patient Services Lease Revenue	5,537	5.5%	6,970	7.4%
Device Solutions Lease Revenue	15,218	15.1%	13,746	14.6%
Total Revenue accounted for under ASC 842, Leases	20,755	20.5%	20,716	22.0%
Total Net Revenue	$101,013	100.0%	$94,014	100.0%
Contract Balances

(dollars in thousands)	As of September 30, 2024	As of December 31, 2023	$ Change
Accounts receivable, net	$22,761	$19,830	$2,931
Contract assets	$980	$1,271	$(291)
The change in contract assets during the nine months ended September 30, 2024 included $8.2 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was fully offset by $8.5 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Medical equipment for sale or rental	$4,726	$3,081
Medical equipment for sale or rental - pump reserve	(27)	(32)
Medical equipment for sale or rental - net	4,699	3,049

Medical equipment in rental service	103,052	96,298
Medical equipment in rental service - pump reserve	(2,456)	(2,126)
Accumulated depreciation	(63,595)	(59,244)
Medical equipment in rental service - net	37,001	34,928

Total	$41,700	$37,977
Depreciation expense for medical equipment for the three and nine months ended September 30, 2024 was $2.6 million and $7.4 million compared to $2.5 million and $7.8 million for the same prior year periods, respectively. This expense was recorded in "cost of revenues" for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the nine months ended September 30, 2024 and 2023, $2.2 million and $1.9 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the Condensed Consolidated Statements of Cash Flows. These amounts will be included as a cash outflow from investing activities when paid.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,077	$(4,429)	$1,648	$6,611	$(3,909)	$2,702
Automobiles	87	(87)	—	87	(87)	—
Leasehold improvements	4,584	(2,322)	2,262	3,570	(1,951)	1,619

Total	$10,748	$(6,838)	$3,910	$10,268	$(5,947)	$4,321
Depreciation expense for property and equipment for the three and nine months ended September 30, 2024 was $0.3 million and $0.9 million compared to $0.3 million and $0.8 million for the same prior year periods, respectively. This expense was recorded in "general and administrative expenses" for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2024 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2023	$3,710
Goodwill acquired	—
Balance as of September 30, 2024	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(34,820)	4,014	38,834	(34,295)	4,539
Non-competition agreements	472	(326)	146	472	(255)	217
Unpatented technology	943	(494)	449	943	(393)	550
Software	10,300	(10,205)	95	10,300	(10,160)	140

Total nonamortizable and amortizable intangible assets	$52,572	$(45,868)	$6,704	$52,572	$(45,126)	$7,446
Amortization expense for both the three and nine months ended September 30, 2024 and 2023 was $0.2 million and $0.7 million, respectively. This expense was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of September 30, 2024 is as follows (in thousands):

	2024	2025	2026	2027	2028	2029 and thereafter	Total

Amortization expense	$248	$810	$525	$471	$348	$2,302	$4,704
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of September 30, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	September 30, 2024	December 31, 2023

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(28,255)	(29,439)
Letter of credit	(200)	(200)
Availability on Revolving Facility	$46,545	$45,361

The Company had future maturities of its long-term debt as of September 30, 2024 as follows (in thousands):

	2024	2025	2026	2027	2028	Total
Revolving Facility	$—	$—	$—	$—	$28,255	$28,255
Total	$—	$—	$—	$—	$28,255	$28,255
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	September 30, 2024			December 31, 2023
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$28,255	$28,255	$—	$29,439	$29,439
Unamortized value of debt issuance costs	—	(280)	(280)	—	(338)	(338)
Total	$—	$27,975	$27,975	$—	$29,101	$29,101
As of September 30, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2024 was 7.43% (Adjusted Term SOFR of 5.08% plus 2.35%). The actual ABR loan rate at September 30, 2024 was 9.25% (lender’s prime rate of 8.00% plus 1.25%).

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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	September 30, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,107

	December 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,442

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income ("AOCI") (in thousands):

	Three Months Ended September 30,
	2024	2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,295	$1,442
Unrealized (loss) gain recognized in AOCI	(427)	434
Amounts reclassified to interest expense (a)	(181)	(180)
Tax benefit (provision)	149	(62)
Ending balance	$836	$1,634

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively.

	Nine Months Ended September 30,
	2024	2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,088	$1,489
Unrealized gain recognized in AOCI	208	754
Amounts reclassified to interest expense (a) (b)	(543)	(554)
Tax benefit (provision)	83	(55)
Ending balance	$836	$1,634

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2024 and 2023 was $1.4 million and $1.7 million, respectively.

(b) As of September 30, 2024, $0.4 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the nine months ended September 30, 2024.

9.Income Taxes
During both the three months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes totaling $1.0 million and $0.4 million on pre-tax income of $2.8 million and $1.1 million, respectively, representing effective tax rates of 35.1% and 38.5%, respectively. During both the nine months ended September 30, 2024 and 2023, the Company recorded a provision for income taxes totaling $1.4 million and $0.3 million on pre-tax income $2.8 million and $1.1 million, respectively, representing effective tax rates of 49.5% and 28.8%, respectively. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
11.Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2024	2023	2024	2023
Net income:	$1,807	$689	$1,412	$800
Denominator:
Weighted average common shares outstanding:
Basic	21,290,512	21,095,404	21,271,858	20,968,711
Dilutive effect of common stock equivalents	361,945	624,000	435,977	646,995
Diluted	21,652,457	21,719,404	21,707,835	21,615,706
Net income per share:
Basic	$0.08	$0.03	$0.07	$0.04
Diluted	$0.08	$0.03	$0.07	$0.04
For the three months ended September 30, 2024 and 2023, respectively, there were 2,220,823 and 1,073,143 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect. For the nine months ended September 30, 2024 and 2023, respectively, there were 1,877,878 and 912,833 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect.

Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of September 30, 2024, the Company had repurchased and retired approximately $1.0 million, or 149,670 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
12.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan") and 2021 Equity Incentive Plan (the "2021 Plan").
Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	529,862	$11.42
Granted	215,481	7.51
Vested	(85,648)	17.88
Vested shares forgone to satisfy minimum statutory withholding	(53,083)	17.88
Forfeitures	(14,750)	11.61
Unvested at September 30, 2024	591,862	$8.48

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Weighted average grant date fair value of awards granted	$6.90	$10.68	$7.51	$9.25
Total fair value of shares vested	$2,636	$79,944	$750,298	$649,612
Total fair value of shares forgone to satisfy minimum statutory withholding	$814	$34,371	$465,020	$364,758
Performance-Based Restricted Stock Units ("PSU")

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	112,776	$10.49
Granted	117,582	5.69
Performance adjustment upon vesting	(17,690)	8.58
Vested	(13,022)	8.58
Vested shares forgone to satisfy minimum statutory withholding	(10,425)	8.58
Unvested at September 30, 2024	189,221	$7.92

	Nine Months Ended September 30,
	2024	2023

Weighted average grant date fair value of awards granted	$5.69	$11.05
Total fair value of shares vested	$83,862	$—
Total fair value of shares forgone to satisfy minimum statutory withholding	$67,137	$—

    There were no PSU's granted or that vested during the three months ended September 30, 2024 or 2023, respectively.
Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	657,346	$6.69	4.16	$2,983,514
Exercised	(35,487)	3.62		312,195
Exercised shares forgone to satisfy minimum statutory withholding	(14,654)	2.69
Shares tendered for cashless exercise	(43,193)	3.78
Forfeitures and expirations	(26,500)	11.49

Outstanding at September 30, 2024	537,512	$6.98	3.83	$1,017,157

Exercisable at September 30, 2024	537,512	$6.98	3.83	$1,017,157
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,051,673	$11.05	8.79	$1,207,118
Granted	866,147	6.80
Forfeitures and expirations	(89,965)	13.14

Outstanding at September 30, 2024 (a)	1,827,855	$8.93	8.78	$256,759

Exercisable at September 30, 2024 (a)	560,647	$12.01	7.71	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of September 30, 2024.
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options:	2024	2023	2024	2023
Expected volatility	—%	53%	46% to 51%	53%
Risk free interest rate	—%	4.43% to 4.45%	4.25% to 4.60%	3.71% to 4.45%
Expected lives at date of grant (in years)	0.00	4.04	4.08	3.98
Weighted average fair value of options granted	$—	$4.90	$2.95	$4.07
Total intrinsic value of options exercised	$—	$1,646,254	$312,195	$3,067,467
There were no stock options granted or exercised during the three months ended September 30, 2024.

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

The components of lease costs for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$478	$378	$1,423	$1,099
Variable lease cost	94	97	266	260
Total lease cost	$572	$475	$1,689	$1,359
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,400	$1,111

Right of use assets obtained in exchange for lease obligations:
Operating leases	$250	$586

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$552
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of September 30,
	2024	2023

	Years	Years
Weighted average remaining lease term:	5.6	5.7

	Rate	Rate
Weighted average discount rate:	7.8%	6.8%

Future maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

Operating Leases
2024	$455
2025	1,905
2026	1,715
2027	1,542
2028	1,495
2029 and thereafter	2,474
Total undiscounted lease payments	9,586
Less: Imputed interest	(3,185)
Total lease liabilities	$6,401
The long-term portion of the lease liabilities included in the amounts above is $4.9 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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
The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating lease revenue	$7,242	$5,972	$20,225	$17,767
Sales-type lease revenue	129	1,126	530	2,949
Total lease revenue	$7,371	$7,098	$20,755	$20,716

The components of our net investment in sales-type leases as of September 30, 2024 and December 31, 2023 were (in thousands):

	September 30, 2024	December 31, 2023
Lease receivable	$2,097	$2,583
Net investment in leases	$2,097	$2,583
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$1,142	$1,067
Other assets	955	1,516
Total	$2,097	$2,583
Future maturities of sales-type leases as of September 30, 2024 are as follows (in thousands):

Sales-Type Leases
2024	$338
2025	1,329
2026	652
2027	28
2028	—
Thereafter	—
Total undiscounted lease payments	2,347
Less: Imputed interest	(250)
Total lease receivables	$2,097

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
The financial information summarized below is presented by reportable segment for the three months ended September 30, 2024 and 2023:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$20,780	$14,540	$—	$35,320
Net revenues - internal	—	1,992	(1,992)	—
Total net revenues	20,780	16,532	(1,992)	35,320
Gross profit	13,710	5,335	—	19,045

Selling, general and administrative expenses				15,780
Interest expense				(476)
Other expense				(4)

Income before income taxes				$2,785

Total assets	$54,821	$48,482	$2,000	$105,303
Purchases of medical equipment	$524	$2,842	$—	$3,366
Depreciation and amortization of intangible assets	$2,037	$1,108	$—	$3,145

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$19,289	$12,620	$—	$31,909
Net revenues - internal	—	1,598	(1,598)	—
Total net revenues	19,289	14,218	(1,598)	31,909
Gross profit	11,837	3,779	—	15,616

Selling, general and administrative expenses				13,919
Interest expense				(563)
Other expense				(14)

Income before income taxes				$1,120

Total assets	$57,838	$42,233	$2,000	$102,071
Purchases of medical equipment	$650	$859	$—	$1,509
Depreciation and amortization of intangible assets	$2,038	$1,030	$—	$3,068
The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2024 and 2023:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$59,617	$41,396	$—	$101,013
Net revenues - internal	—	5,447	(5,447)	—
Total net revenues	59,617	46,843	(5,447)	101,013
Gross profit	39,428	12,759	—	52,187

Selling, general and administrative expenses				47,912
Interest expense				(1,416)
Other expense				(64)

Income before income taxes				$2,795

Total assets	$54,821	$48,482	$2,000	$105,303
Purchases of medical equipment	$4,339	$7,823	$—	$12,162
Depreciation and amortization of intangible assets	$5,852	$3,226	$—	$9,078

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total

Net revenues - external	$57,382	$36,632	$—	$94,014
Net revenues - internal	—	4,909	(4,909)	—
Total net revenues	57,382	41,541	(4,909)	94,014
Gross profit	35,223	11,175	—	46,398

Selling, general and administrative expenses				43,560
Interest expense				(1,667)
Other expense				(47)

Income before income taxes				$1,124

Total assets	$57,838	$42,233	$2,000	$102,071
Purchases of medical equipment	$4,862	$3,641	$—	$8,503
Depreciation and amortization of intangible assets	$6,294	$3,070	$—	$9,364

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms "InfuSystem", the "Company", "we", "our" and "us" used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "strategy," "future," "likely," variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of disruptions caused by public health emergencies or extreme weather or other climate change-related events on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, the Company's ability to remediate its previously disclosed material weaknesses in internal control over financial reporting, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on April 10, 2024, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.

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
•Wound Care – launched in November 2022, the Company established a partnership, SI Wound Care, LLC ("SI Wound Care"), with Sanara MedTech Inc. "Sanara"). The partnership focuses on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including negative pressure wound therapy ("NPWT") devices and supplies from Cork Medical LLC's ("Cork") and Genadyne Biotechnologies Inc. and Sanara's advanced wound care product line to new customers through the jointly controlled entity.
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following represents the Company’s results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	Better (Worse)

Net revenues:
Patient Services	$20,780	$19,289	$1,491
Device Solutions	16,532	14,218	2,314
Less: elimination of inter-segment revenues (a)	(1,992)	(1,598)	(394)
Total Device Solutions	14,540	12,620	1,920
Total	35,320	31,909	3,411
Gross profit:
Patient Services	13,710	11,837	1,873
Device Solutions	5,335	3,779	1,556
Total	19,045	15,616	3,429
Selling, general and administrative expenses:
Amortization of intangibles	248	248	—
Selling and marketing	2,755	2,728	(27)
General and administrative	12,777	10,943	(1,834)
Total selling, general and administrative expenses	15,780	13,919	(1,861)
Operating income	3,265	1,697	1,568
Other expense	(480)	(577)	97
Income before income taxes	2,785	1,120	1,665
Provision for income taxes	(978)	(431)	(547)
Net income	$1,807	$689	$1,118
Net income per share:
Basic	$0.08	$0.03	$0.05
Diluted	$0.08	$0.03	$0.05
Weighted average shares outstanding:
Basic	21,290,512	21,095,404	195,108
Diluted	21,652,457	21,719,404	(66,947)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended September 30, 2024 ("third quarter of 2024") were $35.3 million, an increase of $3.4 million, or 10.7%, compared to $31.9 million for the quarter ended September 30, 2023 ("third quarter of 2023"). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $20.8 million increased $1.5 million, or 7.7%, during the third quarter of 2024 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections totaling $2.4 million, offset partially by $1.0 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $1.8 million, or 10.7%, Pain Management revenue by $0.2 million, or 14.3%, and Wound Care treatment revenue by $0.5 million, or 219%. The decrease in Sales-Type Lease revenue of NPWT pumps was mainly due to an unusually strong prior year comparison.
Device Solutions
Device Solutions net revenue of $14.5 million increased $1.9 million, or 15.2%, during the third quarter of 2024 compared to the prior year period. This increase included increased medical equipment sales of $1.1 million, or 89.5%, and higher rental revenue totaling $0.7 million, or 16.0%. Higher medical equipment sales were due to a large sale to an existing rental customer and reflects how timing for large contracts can vary from quarter-to-quarter. The increases in rental revenue was mainly attributable to a new customer added during the 2024 second quarter.
Gross Profit
Gross profit for the third quarter of 2024 of $19.0 million increased by $3.4 million, or 22.0%, compared to the third quarter of 2023. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue ("gross margin"). Gross margin was 53.9% during the third quarter of 2024 compared to 48.9% during the prior year period, an increase of 5.0%. Gross profit and gross margin were each higher in both the Patient Services and Devices Solutions segments.
Patient Services
Patient Services gross profit was $13.7 million during the third quarter of 2024, representing an increase of $1.9 million, or 15.8%, compared to the prior year period. The increase reflected the higher net revenue and higher gross margin, which increased from the prior year by 4.6% to 66.0%. The increase in gross margin reflected increased third-party payer collections, favorable gross margin mix and improved coverage of fixed costs from higher net revenue. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases which had lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the third quarter of 2024 was $5.3 million, representing an increase of $1.6 million, or 41.2%, compared to the prior year. This increase was due to the increase in net revenue and an increased gross margin. The Device Solutions gross margin was 36.7% during the current quarter, which was 6.7% higher than the prior year period. The increase was due to favorable sales mix involving higher margin products including rental revenue and sales of used medical equipment.
Selling and Marketing Expenses
Selling and marketing expenses were $2.8 million for the third quarter of 2024, representing an increase of 1.0%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues decreased to 7.8% compared to 8.5% in the prior year period. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from higher net revenues. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative ("G&A") expenses for the third quarter of 2024 were $12.8 million, an increase of $1.8 million, or 16.8%, from the third quarter of 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase over the prior year of $1.8 million included increased stock-based compensation expenses of $0.2 million, increased accrued incentive compensation totaling $0.3 million, an increase in accrued bad debt expense of $0.2 million and $0.3 million of expenses not incurred in 2023 related to a project to upgrade the Company's information technology and business applications. Other increased expenses totaling $0.8 million were associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the third quarter of 2024 increased to 36.2% from 34.3% for the prior year period.

Other Expenses
During the third quarter of 2024, other expense included interest expense of $0.5 million, which was $0.1 million lower than interest expense for the third quarter of 2023. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement, as amended, partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the third quarter of 2024 compared to the third quarter of 2023, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the third quarter of 2024, the Company recorded a provision for income taxes totaling $1.0 million on pre-tax income of $2.8 million, representing an effective tax rate of 35%. During the third quarter of 2023, the Company recorded a provision for income taxes of $0.4 million on a pre-tax income of $1.1 million, representing an effective tax rate of 38%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weigh heavier on the effective tax rate when pre-tax earnings are close to break even.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following represents the Company’s results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	Better/ (Worse)

Net revenues:
Patient Services	$59,617	$57,382	$2,235
Device Solutions	46,843	41,541	5,302
Less: elimination of inter-segment revenues (a)	(5,447)	(4,909)	(538)
Total Device Solutions	41,396	36,632	4,764
Total	101,013	94,014	6,999
Gross profit:
Patient Services	39,428	35,223	4,205
Device Solutions	12,759	11,175	1,584
Total	52,187	46,398	5,789
Selling, general and administrative expenses:
Amortization of intangibles	743	743	—
Selling and marketing	9,173	8,937	(236)
General and administrative	37,996	33,880	(4,116)
Total selling, general and administrative expenses	47,912	43,560	(4,352)
Operating income	4,275	2,838	1,437
Other expense	(1,480)	(1,714)	234
Income before income taxes	2,795	1,124	1,671
Provision for income taxes	(1,383)	(324)	(1,059)
Net income	$1,412	$800	$612
Net income per share:
Basic	$0.07	$0.04	$0.03
Diluted	$0.07	$0.04	$0.03
Weighted average shares outstanding:
Basic	21,271,858	20,968,711	303,147
Diluted	21,707,835	21,615,706	92,129

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.

Net Revenues
Net revenues for the nine-month period ended September 30, 2024 ("nine-month period of 2024") were $101.0 million, an increase of $7.0 million, or 7.4%, compared to $94.0 million for the nine-month period ended September 30, 2023 ("nine-month period of 2023"). The increase included higher net revenues for both the Patient Services and Device Solutions segments.

Patient Services
Patient Services net revenue of $59.6 million increased $2.2 million, or 3.9%, during the nine-month period of 2024 compared to the same prior year period. This increase was primarily attributable additional treatment volume and increased third-party payer collections totaling $4.7 million offset partially by $2.5 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $3.2 million or 6.4%, Pain Management revenue by $0.4 million, or 10.4%, and Wound Care treatment revenue by $1.2 million, or 205.4%. The decrease in Sales-Type Lease revenue of NPWT pumps was mainly due to an unusually strong prior year comparison.
Device Solutions
Device Solutions net revenue of $41.4 million increased $4.8 million, or 13.0%, during the nine-month period of 2024 compared to the same prior year period. This increase included higher biomedical services revenue, which increased by $1.6 million, or 13.7%, higher rental revenue totaling $1.5 million, or 10.7%, higher disposable medical supplies revenue, which increased by $0.3 million or 4.5% and higher medical equipment sales, which increased by $1.4 million, or 30.4%. The increased biomedical revenue was mainly attributable to increased revenue from the master services agreement that we entered into in April 2022. The increases in rental revenue and disposables are mainly attributable to a new customer added during the period. Higher medical equipment sales were due to a large sale to an existing rental customer and reflects how timing for large contracts can vary from quarter-to-quarter.
Gross Profit
Gross profit of $52.2 million for the nine-month period of 2024 increased $5.8 million, or 12.5%, from $46.4 million for the nine-month period of 2023. This increase was due to the increase in net revenues and by a higher gross margin. During the second quarter of 2024, we identified and corrected an immaterial error in our accrued liabilities associated with travel expenses resulting in a unfavorable cumulative expense adjustment to cost of revenues totaling $0.6 million. This adjustment represented 0.6% of net revenue for the nine-month period of 2024. Gross profit increased for both the Patient Services and Device Solutions segments. Gross margin increased to 51.7% during the nine-month period of 2024 compared to 49.4% during the same prior year period. Gross profit and gross margin were each higher in both the Patient Services and Devices Solutions segments.
Patient Services
Patient Services gross profit was $39.4 million during the nine-month period of 2024, representing an increase of $4.2 million, or 11.9%, compared to the same prior year period. The improvement reflected increased net revenue and higher gross margin, which increased from the prior year by 4.7% to 66.1%. The increase in gross margin reflected increased third-party payer collections, lower pump disposal expenses, favorable gross margin mix and improved coverage of fixed costs from higher net revenue. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases, which had lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.7 million during the nine-month period of 2024 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the nine-month period of 2024 was $12.8 million, representing an increase of $1.6 million, or 14.2%, compared to the same prior year period. The improvement reflected increased net revenue. The Device Solutions gross margin was 30.8% during the current period, which was 0.3% higher than the same prior year period. This amount included a 1.5% reduction related to the error correction which was more than offset by improved sales mix favoring higher margin products including rental revenue and sales of used medical equipment.
Selling and Marketing Expenses
Selling and marketing expenses for the nine-month period of 2024 were $9.2 million, representing an increase of $0.2 million, or 2.6%, compared to selling and marketing expenses for the nine-month period of 2023. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues was 9.1% representing a slight decrease from the prior year period amount of 9.5%.

General and Administrative Expenses
G&A expenses for the nine-month period of 2024 were $38.0 million, an increase of $4.1 million, or 12.1%, from the nine-month period of 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2024 included a one-time $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase of $3.2 million included increased stock-based compensation expenses of $0.5 million, and $0.3 million of expenses not incurred in 2023 related to a project to upgrade the Company's information technology and business applications. Other increased expenses totaling $2.4 million were associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the nine-month period of 2024 increased to 37.6% compared to 36.0% for the same prior year period.
Other Expenses
During the nine-month period of 2024, other income and expense included interest expense of $1.4 million, which was $0.3 million lower than interest expense for the nine-month period of 2023. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit.
Provision For Income Taxes
During the nine-month period of 2024, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $2.8 million, representing an effective tax rate of 49%. During the nine-month period of 2023, the Company recorded a provision for income taxes totaling $0.3 million on pre-tax income of $1.1 million, representing an effective tax rate of 29%. These amounts differed from the U.S. statutory amounts mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense.
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
The following table summarizes our available liquidity (in thousands):

Liquidity
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$380	$231
Availability on revolving facility	46,545	45,361
Available liquidity	$46,925	$45,592
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility ("Revolving Facility") under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	September 30, 2024	December 31, 2023
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(28,255)	(29,439)
Letters of credit	(200)	(200)
Availability on Revolving Facility	$46,545	$45,361
As of September 30, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2024 was 7.43% (Adjusted Term SOFR of 5.08% plus 2.35%). The actual ABR loan rate at September 30, 2024 was 9.25% (lender’s prime rate of 8.00% plus 1.25%). As of September 30, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
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
As of September 30, 2024, the Company had repurchased and retired approximately $1.0 million, or 149,670 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
In millions	2024	2023	2023 vs. 2022
Net cash provided by operating activities	$12,528	$6,565	$5,963
Net cash used in investing activities	$(9,970)	$(5,690)	$(4,280)
Net cash used in financing activities	$(2,409)	$(879)	$(1,530)

Operating Cash Flow. Operating cash flows provided $12.5 million in cash during the nine-month period of 2024 and $6.6 million of cash during the nine-month period of 2023. This $6.0 million favorable difference was attributable to a reduction of cash used to fund working capital items, which was $1.4 million during nine-month period of 2024 compared to $6.0 million during nine-month period of 2023, a decrease of $4.6 million. The increase in operating cash flows also included an increase in net income adjusted for non-cash items, which was $13.9 million during the nine-month period of 2024 compared to $12.6 million during the nine-month period of 2023, an increase of $1.3 million. The increase in net income adjusted for non-cash items was primarily attributable to higher revenue and gross profit in 2024, offset partially by increased general and administrative expenses described above. The use of cash for working capital items during the nine-month period of 2024 included a $1.2 million decrease in accounts payable and other liabilities net of capital items, a $1.3 million increase in accounts receivable and a $0.3 million increase in inventories. These cash flow uses were partially offset by a $1.1 million decrease in other assets and a $0.4 million decrease in other current assets. The cash used for working capital items during the nine-month period of 2023 included a $2.3 million increase in other assets, a $1.1 million increase in other current assets, a $1.3 million increase in inventories, a $1.0 million increase in accounts receivable and a $0.3 million decrease in accounts payable and other liabilities net of capital items.
The increase in accounts receivable during both periods was mainly due to the increase in revenue during each period. This increase was greater during the nine-month period of 2023 when the revenue was growing at a higher rate and increased revenue attributable to sales-type leases was included, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the biomedical master services agreement described above, a part of which increased the related contract asset (which is included in other current assets versus accounts receivable). Revenue increased in the nine-month period of 2024, but at a lower rate than the nine-month period of 2023, resulting in a smaller accounts receivable balance increase. Accounts payable and other liabilities net of capital items decreased by $1.2 million during the nine-month period of 2024 and decreased $0.3 million during the nine-month period of 2023, representing a $0.9 million unfavorable cash flow swing, mainly due to an increase in the amount paid in 2024 for the 2023 short-term incentive bonus plan as compared to the amount paid in 2023 for the 2022 short-term incentive bonus plan. The increase in inventories during 2023 reflected the higher revenue growth during that period. The 2024 decrease in other assets was due to lower long-term lease receivables due to customer payments received and a decrease in the amount of equipment sales on leases during 2024 as compared to 2023.
Investing Cash Flow. Net cash used in investing activities was $10.0 million for the nine-month period of 2024 compared to $5.7 million for the nine-month period of 2023, an increase of $4.3 million. The increase was due to an increase totaling $3.6 million in cash used to purchase medical equipment and other property and equipment during the nine-month period of 2024 compared to the nine-month period of 2023. Purchases of medical equipment were higher during 2024 compared to 2023 because a higher portion of the revenue growth in 2024 came from rental revenues that require capital equipment purchases.
Financing Cash Flow. Net cash used in financing activities for the nine-month period of 2024 was $2.4 million compared to $0.9 million for the nine-month period of 2023. The amount of cash flow used by financing activities during 2024 included net revolving line of credit repayments under the 2021 Credit Agreement totaling $1.2 million, cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.6 million and $1.0 million to repurchase the Company's common stock. These cash uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.4 million. Cash used by financing activities during 2023 primarily related to net revolving line of credit repayments under the 2021 Credit Agreement totaling $0.4 million, $0.2 million in debt issuance costs related to the First Amendment to the 2021 Credit Agreement, cash used to satisfy statutory withholding on employee stock based compensation plans totaling $1.1 million and $0.2 million to repurchase the Company's common stock. These were partially offset by $1.0 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds combined.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and nine months ended September 30, 2024. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both September 30, 2024 and December 31, 2023.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 8 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and nine months ended September 30, 2024 and 2023, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Our CEO and CFO have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures were not effective due to the material weakness described below.
Ongoing Remediation of Previously Identified Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our quarterly report on Form 10-Q for the three months ended June 30, 2024, the Company identified a material weakness in that we did not design and maintain effective internal controls over the completeness and accuracy of our accrual for employee travel and expenses.
Management designed and implemented controls, including additional reconciliation procedures, that address the completeness and accuracy of our employee travel and expense accrual balance.

These controls have operated effectively for a sufficient period during the quarter ended September 30, 2024. Accordingly, the material weakness was determined to be remediated as of September 30, 2024.
In addition, as previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are implementing measures designed to ensure that the control deficiency contributing to the previously disclosed material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The Company is in the process of designing and implementing controls that will improve the Company's ongoing application of US GAAP related to revenue recognition for the Company's rental revenue contracts under ASC Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers. These remediation actions remain in process in addition to further modifications deemed necessary to address the material weakness.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A summary of our purchases of our common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
July 1, 2024 through July 31, 2024	118	$6.90	—	$19,717,707
August 1, 2024 through August 31, 2024	23,535	$6.50	23,535	$19,564,820
September 1, 2024 through September 30, 2024	84,996	$6.42	84,996	$19,019,299
Total	108,649	$6.44	108,531
(a) Of the 108,649 shares of common stock presented in the table above, 118 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 118 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2024, the Company had repurchased 149,670 shares under the Share Repurchase Program. The Company had repurchased 553,149 shares under the previous authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and nine months ended September 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On August 23, 2024, Richard DiIorio, Chief Executive Officer and Director, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act for the potential sale of up to 80,000 shares of our common shares. The first trade date will not occur until November 22, 2024 at the earliest, and the plan's maximum duration is until November 19, 2025.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 8, 2024	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2024	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)