Form 10-K
period 2024-12-31
InfuSystem Holdings, Inc
filed 2025-03-11
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 20,061,997 shares of voting and non-voting equity of the registrant held by non-affiliates, computed by reference to the $6.83 closing price of the registrant's common stock on June 28, 2024, the last business day of the registrants most recently completed second fiscal quarter, was $137,023,440. Aggregate market value excludes an aggregate of 1,253,049 shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 9, 2025 was 21,009,216.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries, as appropriate to the context.
Cautionary Statement About Forward-Looking Statements
Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict.In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and the including:
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
•our ability to maintain relationships with healthcare professionals and organizations;
•our ability to comply with changing healthcare regulations;
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
•weaknesses in our internal control over financial reporting;
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
•natural disasters, widespread public health emergencies such as pandemics, acts of war or terrorism and other external events affecting us, our customers or our suppliers; and
•our ability to hire and retain key employees.
These risks are not exhaustive. Other sections of this Annual Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements made in this Form 10-K speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned to not rely upon forward-looking statements as predictions of future events. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, you should not rely on any of the forward-looking statements.
Market and Industry Data
This Annual Report on Form 10-K contains market, industry and government data and forecasts obtained from publicly available information, various industry publications and surveys and other published industry sources such as consultant surveys and forecasts. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. None of the reports and other materials of third-party sources referred to in this Annual Report on Form 10-K were prepared for use in, or in connection with, this report.
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
Business Concept and Strategy
We are a leading national healthcare service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and healthcare providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site healthcare providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States ("U.S.") and Canada.

We provide our services under a two-platform model: Patient Services and Device Solutions. During the second quarter of 2023, the Company renamed its two operating segments. Prior to that time, the Patient Services segment was known as Integrated Therapy Services and the Device Solutions segment was known as Durable Medical Equipment Services. The changes were for marketing purposes only and there were no changes to the operations of either segment.

Our lead platform, Patient Services, provides last-mile solutions for clinic-to-home healthcare where the continuing treatment involves complex Durable Medical Equipment and related services.

The Device Solutions platform compliments our Patient Services platform to enhance growth in existing markets. Device Solutions is strategically oriented with the Company's existing relationships with healthcare providers to incrementally capitalize on opportunities related to other services their practices offer or may plan to offer in the future.

Our business strategy is focused on driving sustainable growth and innovation aligned with our mission elevate the standard of care patients deserve. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and healthcare providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We have developed an exemplary Patient Services model in oncology and believe that we can extend this model into other Durable Medical Equipment therapies. The key is our ability to leverage the infrastructure of our existing platforms and incrementally add to capabilities to our existing systems, such as, for example, sales, clinical, logistics, revenue cycle management, and biomedical services.

Patient Services provides turnkey solutions designed to be implemented without service disruptions, allowing our healthcare provider customers to focus on practicing medicine. InfuSystem provides the Durable Medical Equipment and treatment consumables, handles order and delivery logistics, provides 24/7 nursing support relating to the provided equipment, assumes responsibility for third-party payer Durable Medical Equipment billing, and handles biomedical services for the Durable Medical Equipment, including, inspection, repair, certification and replacement.

Device Solutions are provided as a “concierge” offering, whereby InfuSystem leverages its strong service orientation to provide incremental services to our healthcare provider customers on a direct payer model. Device Solutions include equipment rental and sales, consumable sales, and biomedical support services.
InfuSystem competes for and retains its business primarily on the basis of its longstanding participation and strong reputation in the Durable Medical Equipment space, its well established relationships with Durable Medical Equipment manufacturers and its healthcare provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 835 third-party payer networks as of December 31, 2024, an increase of 2% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) our large pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; (vi) our growing team of field-based and traveling biomedical technicians;

and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.
Patient Services Segment
The Patient Services segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home healthcare solutions involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products or services, strategic alliances, joint ventures or acquisitions. The leading service within our Patient Services segment is supplying electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. A goal for the Patient Services segment is to expand into treatment of other types of cancers. In 2024, our Oncology Business approximated 90% of our total Patient Services segment net revenues. In 2024, we generated approximately 45% of our total Patient Services segment net revenues from treatments for colorectal cancer and 45% of our Patient Services segment net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect pharmaceutical companies in this space to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
Continuous infusion has demonstrated decreases in and alterations of the toxicity of a number of cytotoxic, or cell killing, agents. Higher doses of drugs can be administered over longer periods of time through continuous infusion, leading to improved tolerance and decreased toxicity. Nausea, vomiting, diarrhea and decreased white blood cell and platelet counts are all affected by duration of delivery. Continuous infusion can lead to improved tolerance and patient comfort while enhancing a patient’s ability to remain on a chemotherapy regimen. Additionally, the lower toxicity profile and resulting reduction in side effects enables patients undergoing continuous infusion therapy to continue a relatively normal lifestyle, which may include continuing to work, going shopping, and caring for family members. We believe that the partnering of physician management and patient autonomy provide for the highest quality of care with the greatest patient satisfaction.
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, the CMS and private insurers are increasingly focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancer because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
Additional areas of focus for our Patient Services segment are as follows:
•Pain Management: providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Wound Care: launched in November 2022, the Company established a partnership, SI Healthcare Technologies, LLC ("SI Healthcare"), with Sanara MedTech Inc. ("Sanara"). The partnership focuses on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including negative pressure wound therapy ("NPWT") devices and supplies from Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. and Sanara’s advanced wound care product line to new customers through the jointly controlled entity.
•Acquisitions: we believe there are opportunities to acquire smaller, regional healthcare service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
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
•We believe our services are attractive to payers because such services are generally less expensive than hospitalization or standalone home healthcare.
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
As of December 31, 2024, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our Patient Services and Device Solutions segments had a historical cost of $107.0 million, up from $96.3 million at the end of 2023, and included approximately 85 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2024 and 2023, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $3.2 million and $3.1 million, respectively, held for sale or for rental.
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
Relationships with Physician Offices
As of December 31, 2024, we had business relationships with clinical oncologists in approximately 2,100 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the U.S., we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.
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
Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, for the period ended December 31, 2024, the number of facility relationships we had remained relatively consistent. We expect this trend to continue for the foreseeable future.
Employees
As of December 31, 2024, we had 514 employees, including 502 full-time employees and 12 part-time or contract employees. None of our employees are unionized.
Material Suppliers
We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. ICU Medical, Inc. supplied approximately 60% of the ambulatory pumps purchased by us in 2024. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies.
Seasonality
Revenues may be seasonal due to the impact of co-pays and deductibles for patients’ insurance that traditionally reset each January. This has been further impacted by changes in the insurance industry as it responds to increased government regulation. Also, rental customers tend to make buy versus rent decisions late in the year as customer capital budgets are being finalized, impacting sales revenue in the second half of the year, predominantly in the fourth quarter. Furthermore, as the Company’s liquidity has increased, opportunistic pump purchases are made from time to time. These opportunistic pump purchases also allow for opportunistic pump sales, which could be material. The timing of such purchases and sales vary within the course of a year. Finally, certain of our annual operating expenses are incurred in higher amounts during the first quarter due to the timing of those expenses, such as fees for our annual audit, costs for our annual sales meeting and payroll taxes associated with the payment of our annual short-term incentive awards.
Environmental Laws
We are required to comply with applicable federal, state and local environmental laws regulating the disposal of cleaning agents used in the process of cleaning medical equipment, as well as the disposal of sharps and blood products used in connection with the pumps and medical equipment. We do not believe that compliance with such laws has a material effect on our business.
Significant Customers
In addition to providing our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site healthcare providers, we have sought to establish contracts with as many third-party payer organizations as commercially practicable in an effort to ensure that reimbursement is not a significant obstacle for providers recommending continuous infusion therapy and wish to utilize our services. A third-party payer organization is a healthcare payer or a group of medical services payers that contracts to provide a wide variety of healthcare services to enrolled members through participating providers such as us. A payer is any entity that pays on behalf of a member patient.

As of December 31, 2024, we had contracts with nearly 835 third-party payer networks, an increase of 2% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of net revenue in 2024 or 2023.
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
Available Information
Our internet website address is www.infusystem.com. On this website, we make available, free of charge, our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; our proxy statements related to our annual stockholders’ meetings; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission” or “SEC”) The charters of our audit, nominating and governance and compensation committees and our Code of Business Conduct and Ethics Policy are also available on our website and in print to any stockholder who requests them. We do not intend for information contained in on our website to be part of this Annual Report on Form 10-K.
Item 1A.    Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.
RISK FACTORS RELATING TO OUR BUSINESS AND INDUSTRY
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
Changes in the healthcare reimbursement system often create financial incentives and disincentives that encourage or discourage the use of a particular type of product, therapy or clinical procedure. Such changes may be impacted by the growth in Accountable Care Organizations (“ACO”), reduction of providers by payers, the use of lower cost rental networks and other factors. Market acceptance of continuous infusion therapy may be adversely affected by changes or trends within the healthcare reimbursement system. Changes to the healthcare reimbursement system that favor other technologies or treatment regimens that reduce reimbursements to providers or treatment facilities, including increasing competitive pressures from home healthcare and other companies that use our services, may adversely affect our ability to market our services profitably. Overall, such dependency and potential changes could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our business is substantially dependent on estimates of collectible revenue from third-party reimbursement.
Our revenues are substantially dependent on estimates of collectible revenue from third-party reimbursement. Due to the complex nature of third-party reimbursement for the use of continuous infusion equipment and related disposable supplies provided to patients, among other assumptions, we must estimate, based upon historical averages, the amount of collectible revenue that may be derived from each patient treatment. If average reimbursement rates diverge from historical levels, the estimates of such revenue may diverge from actual collections.
We utilize statistical methods and financial models to account for such changes, but there can be no assurance that the revenue reported in any period will ultimately be collected. Any recognized revenue related to third-party reimbursement from prior periods, which remains uncollected until written off from accounts receivable, will negatively impact revenues in the period in which it is written off. Thus, over time, recognized revenue net of concessions will approximate total collections.
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
As of December 31, 2024, we had contracts with nearly 835 third-party payer networks, an increase of 2% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer represented more than 10% of net revenue in 2024 or 2023. To the extent such dependency was to occur, significant fluctuations in revenues, results of operations and liquidity could arise if any significant contracted payer reduces its reimbursement for the services we provide.
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
An increased focus on lowering healthcare spending via improved diagnostic testing (i.e., defensive medicine) and patient monitoring could materially and negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer (colorectal). As a result of rising healthcare costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have a material and adverse impact on our business, financial condition, results of operations and cash flows.
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
The CMS requires that all Durable Medical Equipment providers must be accredited by a CMS-approved accreditation organization. We received accreditation from Community Health Accreditation Partner (“CHAP”) on February 17, 2009 and we have remained accredited to date. If we lost our accredited status, our business, financial condition, revenues and results of operations would be materially and adversely affected.
The impact of realized and potential U.S. healthcare reform legislation on us remains uncertain.
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

Efforts to control healthcare costs, including limiting access to care, alternative delivery models, and changes in the methods used to determine reimbursement systems and rates, are ongoing at the U.S. federal and state levels. Future changes cannot be predicted with certainty, and may have an adverse effect on our industry and on our our business, financial condition, results of operations and cash flows.
We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.
Our infusion pumps and related consumables are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps which are supplied to us by one major supplier: ICU Medical, Inc. The loss or disruption of our relationships with outside vendors, including pumps, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions due to circumstances beyond our or our suppliers’ control. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.

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
Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors, who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2024, we were under contract with nearly 835 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.
Although we do not manufacture the products we distribute, if one of the products distributed by us proves to be defective or is misused by a healthcare practitioner or patient, we may be subject to liability that could adversely affect our financial condition and results of operations.
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
We have in the past, and in the future intend to pursue growth opportunities through strategic alliances, joint ventures and strategic acquisitions, which may divert our management's attention, and we may be unable to achieve the expected benefits of such alliances, joint ventures or acquisitions.
Our success depends on the effective implementation and continued execution of our business and growth strategies. One of our growth strategies is to pursue opportunities for the further expansion of our business through strategic alliances, joint ventures or acquisitions. Any future strategic alliances, joint ventures or acquisitions will depend on our ability to identify suitable partners, negotiate acceptable terms for such transactions and, if necessary, obtain financing. The success of any strategic alliance, joint venture or acquisitions depends, in part, on our ability to successfully integrate the business and operations of the acquired companies. These investments require significant managerial attention, which may be diverted from our other operations. If we are not able to successfully integrate the operations of acquired businesses, we may not realize the anticipated benefits fully or at all, or it may take longer to realize than expected. There can be no assurance that any of the acquisitions we make will be successful or will be, or will remain, profitable.

If we are unable to support increased operations or personnel, our future growth and business could suffer.
As we grow, the complexity of our operations increases, placing greater demands on our management. Our ability to manage our growth effectively depends on our ability to implement and improve our financial and management information systems on a timely basis and to effect other changes in our business including assimilating operations, technologies and products and services. In addition, we could have difficulty integrating or retaining personnel and maintaining employee morale as we take steps to combine the personnel and business cultures of separate organizations into one and to eliminate duplicate positions and functions. It may also be difficult for us to enter markets in which we have no or limited direct prior experience.
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
Certain federal and state healthcare, and accreditation bodies’ laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are applicable to our business. The laws that are applicable to our business include:
•the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us that promote medical devices, provide medical device management services and may provide coding and billing advice to customers;
•HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPAA, thus complicating compliance efforts.
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
These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for the Company and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement, as amended, also contains certain financial covenants. As of December 31, 2024, we were in compliance with all the covenants contained in the 2021 Credit Agreement, as amended, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.
Economic uncertainty or deterioration or geopolitical instability could adversely affect us.

The global economy has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. Since March 2022, to combat rising inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve has significantly raised the target range for the federal funds rate to a range of 4.25% to 4.50% as of December 31, 2024. The FOMC decreased the target range for the federal funds rate beginning September 2024 and foreshadowed further decreases to the target rates in 2025. However, the FOMC also noted that further decreases to target rates are likely to occur at a slower pace than the 2024 rate cuts and it will continue to assess additional information and implications for monetary policy in determining future actions with respect to target rates. Future decreases in the policy rate will be dependent on trends in employment levels and inflation and financial and international developments.Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending.

Geopolitical uncertainties and international conflicts have increased negative pressure in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business.

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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, which changes may have retroactive application, could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Congress is considering and has previously considered legislation that would restore the current deductibility of research and development expenditures; however, we have no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.
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
The Company’s U.S. federal net operating loss carryforward for tax purposes was $14.4 million at December 31, 2024, resulting in a federal deferred tax asset of $3.0 million. Approximately $7.8 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2037. The Company’s realization of its deferred tax assets including the loss carryforwards is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income in sufficient amounts. There can be no assurance that we will generate the required amounts of taxable income before the expiration dates are reached.
RISK FACTORS RELATING TO OUR COMMON STOCK
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
•changes in healthcare policies in the U.S. or globally;
•global financial conditions; and
•comments by securities analysts and general market conditions.

The actual or perceived realization of any risks described in these “Risk Factors” could also have a negative effect on the market price of our common stock.
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
As of December 31, 2024, options to purchase 2,376,453 shares of common stock were outstanding, at a weighted average exercise price of $8.50 per share, of which 1,111,543 were exercisable at a weighted average exercise price of $9.56 per share. In addition, RSUs of 503,894 shares, with a weighted average grant date fair value of $8.55 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 189,221 shares, with a weighted average grant date fair value of $7.92 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.
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
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). As of December 31, 2024 our U.S. federal net operating loss carryforwards of approximately $7.8 million will begin to expire in various years beginning in 2037 and $6.6 million of our U.S. federal net operating loss carryforward has an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets.
GENERAL RISK FACTORS

A material weakness in our internal control over financial reporting could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
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
Material weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future. See Item 9A. – “Previously Disclosed Material Weaknesses” for further discussion. We cannot, however, guarantee that additional material weaknesses will not arise in the future. Such material weaknesses could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.
Any future pandemic, epidemic or outbreak of any highly infectious disease could cause disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations.
We cannot predict the degree to which the effects of any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect our business, financial conditions and results of operations. Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruptions to the U.S. and global economies and could contribute to significant volatility and negative pressure in financial markets.
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
To remain competitive, we must continue to enhance and improve the functionality and features of our technology solutions and services. We have implemented a service to support EMR technology with some of our outpatient infusion practices that enables billing information to be transferred between us and medical facilities electronically and automatically, thus eliminating the current use of mail, email and/or faxes. We have also implemented a web portal that supports our rental and service customers. We are currently engaged in a multi-year project to replace and upgrade multiple business applications, including our main enterprise resource planning system. If these efforts cease to be successful, our reputation and ability to attract and retain customers and contributors will be adversely affected. Furthermore, we are likely to incur expenses in connection with continually updating and improving our technology infrastructure and services. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We may face significant delays in introducing new services, products and enhancements.
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
We also rely on our technology infrastructure to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cybersecurity breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. Cyber-attacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Geopolitical events have also increased cybersecurity risks on a global basis.
We rely on third party service providers to supply and support certain aspects of our information technology systems. These vendors could become vulnerable to cyber-attacks, malicious intrusions, breakdowns, interference or other significant disruptions, and their systems may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Any failure of our systems or third-party systems may compromise our sensitive information and/or personally identifiable information of our employees or patient health information subject to data privacy law protections. While we have secured cyber insurance to potentially cover certain risks associated with cyber incidents, there can be no assurance the insurance will be sufficient to cover any such liability.
The SEC has adopted new rules that require us to provide greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability.
Technological interruptions or the efficiency of our technology solutions could damage our reputation and brand and adversely affect our results of operations.
The satisfactory performance, security, reliability and availability of our network infrastructure are critical to our reputation, our ability to attract, communicate with and retain customers and our ability to maintain adequate customer service levels. Any system interruptions, outside intrusions, or security breaches could result in negative publicity, damage our reputation and brand or adversely affect our results of operations. We may experience temporary system interruptions for a variety of reasons, including security breaches and other security incidents, viruses, telecommunication and other network failures, power failures, software errors or data corruption. We rely upon third-party service providers, such as co-location and cloud service providers, for our data centers and application hosting, and we are dependent on these third parties to provide continuous power, cooling, internet connectivity and physical security for our servers. In the event that these third-party providers experience any interruption in operations or cease business for any reason, our business could be harmed. Although we operate two data centers in an active/standby configuration for geographic and vendor redundancy and even though we maintain a third disaster recovery facility to back up our content collection, a system disruption at the active data center could result in a noticeable disruption of our services. Because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. All of these factors could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Failure to maintain the privacy and security of our customer, third-party payer, employee, supplier, or Company information could result in substantial costs or subject us to litigation, enforcement actions, and reputational damage.
Our business, like that of most businesses in the healthcare and medical device industry, involves the receipt, storage, and transmission of customer information and payment and reimbursement information, as well as confidential information about third-party payers, our employees, our suppliers, and our Company. State, federal and foreign laws, such as HIPAA, Section 5 of the FTC Act, or the California Consumer Privacy Act, as amended, and other similar state laws regulate the confidentiality of personal information, including sensitive information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures. Unauthorized access may trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity and lead to litigation. If we fail to monitor, maintain or protect our information technology systems and data integrity or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians, other parties, be subjected to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation, or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, reputation or financial condition.
We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our operations, including sensitive personal information and proprietary or confidential information. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data, or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payer, employee, supplier, or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Specifically, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.
Natural disasters, including hurricanes, earthquakes, floods, excessive snowfall and other unfavorable weather conditions, widespread public health emergencies such as pandemics, acts of war or terrorism and other adverse external events may affect our operations. Such events may have a detrimental effect on our gross revenue, preventing many patients from visiting a facility to obtain our ambulatory infusion pumps or receive treatment. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. The severity of these occurrences, should they ever occur, will determine the extent to which and if our business, financial condition, results of operations and cash flows is materially and adversely affected.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity

We recognize the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational integrity, and ensuring the safety and efficacy of our medical devices. Our cybersecurity risk management program, which is based on recognized cybersecurity frameworks established by the National Institute of Standards and Technology ("NIST") and led by our Chief Information Officer (CIO), is fully integrated into our overall enterprise risk management program, and shares common reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, operational and financial risk areas. We are dedicated to maintaining the highest standards of cybersecurity to protect our customers and stakeholders. We will continue to adapt to evolving threats and regulations to ensure the safety and security of our products and information.

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
•Use of Third-Parties: InfuSystem works with a third-party Cybersecurity risk partner whose systems ingest information regarding the current state of the Company’s information and technology environment and using specialized algorithms provide assessments of the company’s Cybersecurity risk exposure as well as providing targeted advice to mitigate any risks identified.
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
Cybersecurity Governance

InfuSystem maintains a dedicated cybersecurity governance framework. While senior management is primarily responsible for assessing and managing the Company's exposure to risk, our Board of Directors oversees our ERM, including cybersecurity risk management, and ultimately approves ERM policies and procedures. Our Board conducts much of its risk oversight activities, including cybersecurity risk oversight, through our Audit Committee. Given the ever-increasing volume of cyber threats and the magnitude of a potential breach, cybersecurity is a standing topic for the Board of Directors and Audit Committee.

As noted above, our CIO leads our cybersecurity risk management program. Our CIO has over a decade of executive-level experience managing information systems and cybersecurity programs in the healthcare industry. The CIO serves as an Executive Officer who reports directly to senior management and, at least quarterly, makes reports to the Audit Committee. Senior management reports to the full Board of Directors with respect to cybersecurity matters on at least a quarterly basis.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to affect the Company, including our business strategy, results of operations or financial conditions.
Item 2.    Properties.
We do not own any real property. We lease office and warehouse space at the following locations:

City	State/Country

Rochester Hills	Michigan
Lenexa	Kansas
Canton	Massachusetts
Bakersfield	California
Santa Fe Springs	California
Dallas	Texas
Mississauga	Ontario, Canada
We believe that such office and warehouse space is suitable and adequate for our business. All of our facilities are utilized to support both of our segments.
Item 3.    Legal Proceedings.

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NYSE American under the symbol INFU. As of March 9, 2025, we had approximately 228 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October 1, 2024 through October 31, 2024	30,237	$6.26	—	$19,019,299
November 1, 2024 through November 30, 2024	—	$—	—	$19,019,299
December 1, 2024 through December 31, 2024	22,310	$9.02	22,102	$18,819,906
Total	52,547	$7.43	22,102
(a) Of the 52,547 shares of common stock presented in the table above, 30,445 shares were originally granted to employees and non-employee directors as stock options and restricted stock awards under our equity compensation plans. Our equity compensation plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our equity compensation plans, the 30,445 shares reflected above were relinquished by employees or non-employee directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of December 31, 2024, the Company had repurchased approximately 171,772 shares under the Share Repurchase Program. The Company had repurchased 553,149 shares under the previous authorization.
Dividends
Historically, we have not declared or paid any dividends on our common stock. Under the terms of our 2021 Credit Agreement, as amended, our ability to pay dividends on our common stock is limited, and we do not anticipate paying dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the fiscal year ended December 31, 2024.
Equity Compensation Plan Information
See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Stock Performance Graph
The following graph shows a comparison of cumulative total shareholder return to the Company's shareholders, the corresponding returns on the Russell 2000 Index during the five-year period ended December 31, 2024 assuming $100 was invested on December 31, 2019 with reinvestment of all dividends.

Stock Performance Graph ($)
$250
$225
$200
$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
InfuSystem
Russell 2000 Index

	2019	2020	2021	2022	2023	2024
InfuSystem	$100	$220	$200	$102	$124	$99
Russell 2000 Index	$100	$118	$135	$106	$121	$136

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

Overview
We are a leading national healthcare service provider, facilitating outpatient care for Durable Medical Equipment manufacturers and healthcare providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site healthcare providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the U.S. and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem is accredited by the Community Health Accreditation Partner (CHAP) and is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations as well as ISO 13485 certified at our Bakersfield, California location.
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its healthcare provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 835 third-party payer networks as of December 31, 2024, an increase of 2% over the prior year period; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; (vi) growing team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
Patient Services Segment
Our Patient Services segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home healthcare involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures or acquisitions. The leading service within our Patient Services segment is our Oncology Business. Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the Patient Services segment is to expand into treatment of other types of cancers. In 2024, our Oncology Business approximated 90% of our total Patient Services segment revenues. In 2024, we generated approximately 45% of our total Patient Services segment revenues from treatments for colorectal cancer and 45% of our Patient Services segment revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the FDA, as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
•Wound Care: launched in November 2022, the Company established a partnership, SI Healthcare Technologies, LLC ("SI Healthcare"), with Sanara MedTech Inc. ("Sanara"). The partnership focuses on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including Cork and Genadyne Biotechnologies Inc. NPWT devices and supplies and Sanara’s advanced wound care product line to new customers through the jointly controlled entity.
•Acquisitions: we believe there are opportunities to acquire smaller, regional healthcare service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices.
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
InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2024 compared to the year ended December 31, 2023

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023	Increase/ (Decrease)
Net revenues:
Patient Services	$80,378	$76,541	$3,837
Device Solutions	61,737	55,825	5,912
Less: elimination of inter-segment revenues (a)	(7,254)	(6,581)	(673)
Total Device Solutions	54,483	49,244	5,239
Total	134,861	125,785	9,076
Gross profit
Patient Services	52,842	47,800	5,042
Device Solutions	17,561	15,309	2,252
Total	70,403	63,109	7,294
Selling, general and administrative expenses
Amortization of intangibles	991	990	1
Selling and marketing	11,312	12,654	(1,342)
General and administrative	51,209	45,377	5,832
Total selling, general and administrative expenses	63,512	59,021	4,491
Operating income	6,891	4,088	2,803
Other expense	(1,832)	(2,237)	405
Income before income taxes	5,059	1,851	3,208
Provision for income taxes	(2,714)	(979)	(1,735)
Net income	$2,345	$872	$1,473
Net income per share
Basic	$0.11	$0.04	$0.07
Diluted	$0.11	$0.04	$0.07
Weighted average shares outstanding:
Basic	21,271,608	21,024,382	247,226
Diluted	21,707,151	21,646,079	61,072

(a) Inter-segment revenues are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the year ended December 31, 2024 were $134.9 million, an increase of $9.1 million, or 7.2%, compared to $125.8 million for the year ended December 31, 2023. The increase included higher net revenues for both the Patient Services and Device Solutions segments.

Patient Services
Patient Services net revenue of $80.4 million increased $3.8 million, or 5.0%, during the year ended December 31, 2024 as compared to the prior year. This increase was primarily attributable to additional treatment volume totaling $6.4 million offset partially by $2.6 million lower revenue from sales-type leases of NPWT pumps. The improved volume benefited Oncology revenue by $4.1 million or 6.1%, Pain Management revenue by $0.7 million, or 14.7%, and Wound Care treatment revenue by $1.6 million, or 293.4%. The decrease in Sales-Type Lease revenue of NPWT pumps was mainly due to an unusually strong prior year comparison.
Device Solutions
Device Solutions net revenue of $54.5 million increased $5.2 million, or 10.6%, during 2024 as compared to the prior year. This increase included higher rental revenue totaling $2.5 million, or 13.5%, higher medical equipment sales, which increased by $1.3 million, or 20.6%, higher biomedical services revenue, which increased by $1.1 million, or 7%, and higher disposable medical supplies revenue, which increased by $0.4 million or 4.7%. The increases in rental revenue and disposables are mainly attributable to a new customer added during the period. Higher medical equipment sales were due to a large sale to an existing rental customer and reflects how timing for large contracts can vary from quarter-to-quarter. The increased biomedical revenue was mainly attributable to increased revenue from the master services agreement that we entered into in April 2022.
Gross Profit
Gross profit for the year ended December 31, 2024 totaling $70.4 million increased $7.3 million, or 11.6%, from $63.1 million during the year ended December 31, 2023. The increase was driven by the increase in net revenues partially offset by a higher gross profit as a percentage of net revenue (“gross margin”). Gross margin increased to 52.2% during 2024, as compared to 50.2% during the prior year period, an increase of 2.0%. Both operating segments contributed to the increase in gross profit and the increase in gross margin during 2024 as compared to 2023.
Patient Services
Patient Services gross profit was $52.8 million, during 2024, representing an increase of $5.0 million, or 10.5%, compared to the prior year. The improvement reflected increased net revenue and higher gross margin, which increased from the prior year by 3.3% to 65.7%. The increase in gross margin reflected favorable gross margin mix, lower pump disposal expenses and improved coverage of fixed costs from higher net revenue. The favorable gross margin mix was mainly related to the decrease in revenue related to NPWT equipment leases, which had lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.9 million during the 2024 compared to the prior year period.
Device Solutions
Device Solutions gross profit during 2024 was $17.6 million, representing an increase of $2.3 million, or 14.7%, over the prior year. This increase was due to a higher net revenue and higher gross margin. The Device Solutions gross margin was 32.2% during 2024, which was 1.1% higher than the prior year. This improvement was primarily due to improved sales mix favoring higher margin products including rental revenue and sales of used medical equipment.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2024 was $1.0 million which was unchanged from the year ended December 31, 2023. Based on the current amortization schedule and definite lived intangible assets existing as of December 31, 2024, amortization expense is expected to decrease in 2025 and beyond.
Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2024 were $11.3 million, a decrease of $1.3 million, compared to 2023. Selling and marketing expenses as a percentage of net revenues decreased to 8.4% compared to 10.1% in 2023. This decrease was mainly attributable to a reduction in sales commissions and a reduction in sales team members. Lower commission rates reflected the slower sales growth in 2024 as compared to 2023. Selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, overall travel and entertainment and other miscellaneous expenses.

General and Administrative (“G&A”) Expenses
G&A expenses for the year ended December 31, 2024 were $51.2 million, an increase of $5.8 million, or 12.9%, from $45.4 million for the year ended December 31, 2023. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, annual management incentive bonuses, insurance and other miscellaneous items. Additionally, the amount for 2024 included a one-time $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase of $4.9 million included increased stock-based compensation expenses of $0.4 million, increased short-term incentive compensation totaling $0.5 million, and $0.7 million of expenses not incurred in 2023 related to a project to upgrade the Company's information technology and business applications. Other increased expenses totaling $3.3 million were associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for 2024 increased to 38.0% compared to 36.1% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage of fixed costs.
Other Income and Expenses
During the year ended December 31, 2024, we incurred interest expense of $1.8 million, which was $0.4 million lower than interest expense during the year ended December 31, 2023. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit and lower average interest rates.
Provision for/Benefit from Income Taxes

During the year ended December 31, 2024, the Company recorded a provision for income taxes of $2.7 million, representing an effective tax rate of 53.6% on pre-tax income totaling $5.1 million. During the year ended December 31, 2023, the Company recorded a provision for income taxes of $1.0 million, representing an effective tax rate of 53% on pre-tax income totaling $1.9 million. The effective tax rate for both periods differed from the U.S. statutory rate mainly due to state, local and foreign taxes and permanent differences between expense recognized for book purposes versus tax purposes including differences associated in the amounts of equity compensation expense, limits on compensation for certain executive members of management and limitations on deductions for travel related meal expenses.
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
The following table summarizes our available liquidity (in millions):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$0.5	$0.2
Revolving line of credit availability	50.9	45.4
Available liquidity	$51.4	$45.6
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications that resulted in a small increase to deferred debt issuance costs. As of December 31, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended. Considering our current liquidity position and short-term financial forecasts, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending December 31, 2025.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2024	December 31, 2023
Revolver:
Gross availability	$75,000	$75,000
Outstanding draws	(24,124)	(29,439)
Letters of credit	—	(200)
Availability on Revolver	$50,876	$45,361
As of December 31, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment plus a spread that will vary depending upon the

Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2024 was 6.57% (Adjusted Term SOFR of 4.57% plus 2.00%). The actual ABR loan rate at December 31, 2024 was 8.50% (lender’s prime rate of 7.50% plus 1.00%).
Share Repurchases
On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
As of December 31, 2024, the Company had repurchased and retired approximately $1.2 million, or 171,772 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Years Ended December 31,
In millions	2024	2023	2024 vs. 2023
Net cash provided by operating activities	$20.5	$11.2	$9.2
Net cash used in investing activities	$(13.2)	$(6.7)	$(6.5)
Net cash used in financing activities	$(6.9)	$(4.4)	$(2.5)
Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2024 was $20.5 million compared to $11.2 million for the year ended December 31, 2023.
This $9.2 million, or 82.3%, favorable difference was attributable to the funding of working capital, which was a $0.7 million source of cash during 2024 compared to a $5.6 million use of cash during 2023, a change favorable to operating cash flow totaling $6.2 million. The increase in operating cash flows also included an increase in net income adjusted for non-cash items, which was $19.8 million during the 2024 compared to $16.8 million during 2023, an increase of $3.0 million. The increase in net income adjusted for non-cash items was primarily attributable to higher revenue, higher gross profit and lower selling and marketing expenses in 2024, offset partially by increased general and administrative expenses described above. The source of cash for working capital items during the 2024 included a decrease in other current assets and other assets of $0.2 million and $2.0 million, respectively, offset partially by increases in accounts receivable and inventories of $0.7 million and $0.1 million, respectively, and by a decrease in accounts payable and other liabilities of $0.7 million. Increases in accounts receivable and inventory during 2024 reflected the higher revenue during the period. The decrease in other assets reflected repayments on Sales-Type leases that exceeded the amount of new Sales-Type leases entered into during 2024. The cash used for working capital items during the 2023 included increases in other assets, accounts receivable, inventories and other current assets of $2.8 million, $2.4 million, $1.6 million and $1.2 million, respectively, partially offset by an increase in accounts payable and other liabilities of $2.4 million. These impacts to operating cash flow were all attributable to the increased net revenue growth during 2023 as compared to 2022. A portion of the increased revenue in 2023 was attributable to sales-type leases, which resulted in higher lease receivables (of which the long-term portion is included in other assets versus accounts receivable) and to the biomedical master services agreement described above, a part of which increased the related contract asset (which is included in other current assets).
Investing Cash Flow. Net cash used in investing activities was $13.2 million for the year ended December 31, 2024 compared to $6.7 million for the year ended December 31, 2023. This $6.5 million increase in net cash used was primarily due to a $6.6 million increase in purchases of medical equipment. The higher purchase volume of medical equipment was due to increased volume in our rental business which required us to purchase additional pumps to support revenue growth offset partially by a reduction in the number of missing pumps, during 2024 as compared to 2023.
Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2024 was $6.9 million compared to $4.4 million for the year ended December 31, 2023. The use of cash during 2024 primarily included net revolving line of credit repayments under the 2021 Credit Agreement totaling $5.3 million and the repurchase of common stock totaling

$1.2 million. During 2023, net revolving line of credit repayments totaled $3.9 million and the use of cash for repurchase of common stock totaled $0.2 million.

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
Reserve for Missing Medical Equipment
Medical equipment in rental service consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. The Company periodically performs an analysis to identify potentially missing medical equipment and records a reserve equal to the underlying net book value. The Company determines the need for a reserve based upon the length of time a pump has been in the field without evidence of existence. The Company's basis for determining the need for a reserve is based upon historical experience and other meaningful observable information. The reserve is equal to the underlying net book value of the medical equipment considered missing, which was $2.5 million and $2.1 million as of December 31, 2024 and 2023, respectively. The expense related to adjustments in the reserve is recorded to cost of revenues on the Consolidated Statements of Operations and Comprehensive Income.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three-year period ended December 31, 2024. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of December 31, 2024 and 2023, respectively.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the Company's consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statement of operations and comprehensive income. See Note 8 to our consolidated financial statements for information related to the fair values of derivative instruments in our consolidated balance sheets as of December 31, 2024 and 2023 and information related to the effect of derivative instruments included in our Consolidated statement of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during 2024 and 2023.

The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two-month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one-week and two-month USD LIBOR settings were last published on December 31, 2021. On April 26, 2023, the Company amended its 2021 Credit Agreement with the First Amendment, discussed in Note 7 to the consolidated financial statements, to provide for the replacement of USD LIBOR with Term SOFR as a benchmark interest rate indexed to revolving loans. As discussed in Note 8 to the consolidated financial statements, on May 11, 2023, the Company settled its two outstanding interest rate swap agreements, which were indexed to USD LIBOR, and entered into a new interest rate swap agreement indexed to SOFR to coincide with the index change in the 2021 Credit Agreement, as amended. The swap agreement has a notional value of $20.0 million, which is equal to the combined notional value of the two settled swap agreements. The term of the swap agreement, which matches the April 26, 2028 expiration date of the 2021 Credit Agreement, as amended, extends past the term of the settled swap agreements by approximately 26 months. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of InfuSystem Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Detroit, Michigan
March 11, 2025
We have served as the Company's auditor since 2023.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except par value and share data)	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$527	$231
Accounts receivable, net	21,155	19,830
Inventories, net	6,528	6,402
Other current assets	3,955	4,157

Total current assets	32,165	30,620
Medical equipment for sale or rental	3,157	3,049
Medical equipment in rental service, net of accumulated depreciation	39,175	34,928
Property & equipment, net of accumulated depreciation	4,030	4,321
Goodwill	3,710	3,710
Intangible assets, net	6,456	7,446
Operating lease right of use assets	5,374	6,703
Deferred income taxes	7,188	9,115
Derivative financial instruments	1,481	1,442
Other assets	878	1,581

Total assets	$103,614	$102,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,848	$8,009
Other current liabilities	7,813	7,704

Total current liabilities	17,661	15,713
Long-term debt, net of current portion	23,864	29,101
Operating lease liabilities, net of current portion	4,560	5,799

Total liabilities	$46,085	$50,613

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 21,272,351 shares issued and outstanding as of December 31, 2024 and 21,196,851 shares issued and outstanding as of December 31, 2023	2	2
Additional paid-in capital	113,868	109,837
Accumulated other comprehensive income	1,119	1,088
Retained deficit	(57,460)	(58,625)

Total stockholders’ equity	57,529	52,302

Total liabilities and stockholders’ equity	$103,614	$102,915
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except share and per share data)	2024	2023

Net revenues	$134,861	$125,785
Cost of revenues	64,458	62,676
Gross profit	70,403	63,109

Selling, general and administrative expenses:
Amortization of intangibles	991	990
Selling and marketing	11,312	12,654
General and administrative	51,209	45,377

Total selling, general and administrative	63,512	59,021

Operating income	6,891	4,088
Other expense:
Interest expense	(1,777)	(2,170)
Other expense	(55)	(67)

Income before income taxes	5,059	1,851
Provision for income taxes	(2,714)	(979)
Net income	$2,345	$872
Net income per share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average shares outstanding:
Basic	21,271,608	21,024,382
Diluted	21,707,151	21,646,079

Comprehensive income:
Net income	$2,345	$872
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	40	(523)
(Provision for) benefit from income tax on unrealized hedge gain (loss)	(9)	122
Total other comprehensive income (loss)	31	(401)
Net comprehensive income	$2,376	$471
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital		Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value Amount		Retained Deficit
Balances at December 31, 2022	20,782	2	105,856	(59,344)	1,489	48,003
Shares issued upon restricted stock vesting and option exercise	481	—	618	—	—	618
Stock-based compensation expense	—	—	4,074	—	—	4,074
Employee stock purchase plan	72	—	446	—	—	446
Common stock repurchased as part of share repurchase program	(22)	—	—	(153)	—	(153)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(116)	—	(1,157)	—	—	(1,157)
Other comprehensive loss	—	—	—	—	(401)	(401)
Net income	—	—	—	872	—	872
Balances at December 31, 2023	21,197	2	109,837	(58,625)	1,088	52,302
Shares issued upon restricted stock vesting and option exercise	303	—	45	—	—	45
Stock-based compensation expense	—	—	4,460	—	—	4,460
Employee stock purchase plan	53	—	342	—	—	342
Common stock repurchased as part of share repurchase program	(172)	—	—	(1,180)	—	(1,180)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(109)	—	(816)	—	—	(816)
Other comprehensive income	—	—	—	—	31	31
Net income	—	—	—	2,345	—	2,345
Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$2,345	$872
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(167)	(261)
Depreciation	11,508	11,518
Loss on disposal of and reserve adjustments for medical equipment	942	1,726
Gain on sale of medical equipment	(2,268)	(2,887)
Amortization of intangible assets	991	990
Amortization of deferred debt issuance costs	78	120
Stock-based compensation	4,460	4,074
Deferred income taxes	1,918	633
Changes in assets - (increase)/decrease:
Accounts receivable	(701)	(2,363)
Inventories	(126)	(1,581)
Other current assets	202	(1,235)
Other assets	1,953	(2,798)
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(676)	2,415
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,459	11,223

INVESTING ACTIVITIES
Purchase of medical equipment	(16,741)	(10,093)
Purchase of property and equipment	(1,092)	(1,024)
Proceeds from sale of medical equipment, property and equipment	4,594	4,383
NET CASH USED IN INVESTING ACTIVITIES	(13,239)	(6,734)

FINANCING ACTIVITIES
Principal payments on long-term debt	(56,113)	(55,499)
Cash proceeds from long-term debt	50,798	51,552
Debt issuance costs	—	(229)
Common stock repurchased as part of share repurchase program	(1,180)	(153)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(816)	(1,158)
Cash proceeds from exercise of options and ESPP	387	1,064
NET CASH USED IN FINANCING ACTIVITIES	(6,924)	(4,423)

Net change in cash and cash equivalents	296	66
Cash and cash equivalents, beginning of period	231	165
Cash and cash equivalents, end of period	$527	$231
See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information:

	Years Ended December 31,
(in thousands)	2024	2023

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,749	$2,052
Cash paid for income taxes	753	213
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$1,383	$249

(a) Amounts consist of current liabilities for medical equipment and property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2024 and 2023, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation and Nature of Operations
InfuSystem Holdings, Inc. and its consolidated subsidiaries (collectively, the “Company”) are a leading national provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care from seven locations in the United States ("U.S.") and Canada. The Company provides products and services to hospitals, oncology practices and facilities and other alternate site healthcare providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem, Inc. is the operating subsidiary of the Company. During the fiscal year ended December 31, 2023, the Company's also operated through its wholly-owned subsidiary First Biomedical, Inc., a Kansas Corporation, which merged into InfuSystem on January 1, 2024.
The Company’s core service is supplying electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. ICU Medical, Inc. supplied approximately 60% of the ambulatory pumps purchased by the Company in 2024. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies.
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
The Company’s approach is to make operational decisions and assess performance based on delivering products and services that together provide solutions to its customer base utilizing a functional management structure. Based upon this business model, the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision-maker ("CODM"), reviews segment financial information. See Note 13 for segment disclosures.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains substantially all of its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in accounts payable in current liabilities in the consolidated balance sheet. At December 31, 2024, and 2023, the Company did not have any cash equivalents.
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
The Company primarily participates in operating leases as a lessor, and determined, and will continue to determine, whether an arrangement is a lease at inception. The Company’s operating leases are primarily for medical equipment under operating lease arrangements that expire at various dates over the next twelve months. The Company’s leases do not contain any restrictive covenants. Most of the Company’s equipment leases do not contain any material residual value guarantees. For the agreements that have guarantees, the residual value reflects management's best estimate of the expected sales price for the equipment at lease termination based on sales history adjusted for recent trends in the expected exit markets. The Company’s equipment leases may contain renewal options which range from one week to one year. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believe the customer is reasonably certain to exercise. As of December 31, 2024, the Company did not have any operating leases that contained renewal options with increasing rental amounts. Many of the Company's leases allow the customer to extend the lease at prevailing market terms. The Company's operating leased assets are not protected against casualty loss through third-party insurance.
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
Accounts Receivable and Allowance for Credit Losses, and Contingencies
Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at net realizable value, inclusive of adjustments for variable consideration. These adjustments reflect the amounts expected to be collected from payers based on an analysis of historical collections. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for credit losses, and contingencies, is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for credit losses was $0.2 million and $0.6 million as of December 31, 2024 and 2023, respectively.
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
Medical Equipment
Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) held for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the current period. The Company periodically performs an analysis to identify potentially missing Equipment and records a reserve equal to the underlying net book value, which was $2.5 million and $2.1 million as of December 31, 2024 and 2023, respectively. This amount approximates the accelerated depreciation the Company would recognize over the remaining useful lives of the assets determined to be missing. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of both December 31, 2024 and 2023.
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
Goodwill
Goodwill is tested for impairment annually or more frequently when certain events or circumstances trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If the Company chooses that option, then the Company would not be required to perform a quantitative goodwill impairment test unless the Company determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that an impairment is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2024 and determined that there was no impairment.

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
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, or if the Company chooses not to perform a qualitative assessment, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2024 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
Software Capitalization and Depreciation
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the year ended December 31, 2024, and 2023. Amortization expense for capitalized software was $0.1 million as of both December 31, 2024 and 2023.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. For the year ended December 31, 2024, the Company assessed the impairment indicators and found none to be present.
Impairment of Long-Lived Assets
Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. For the years ended December 31, 2024 and 2023, respectively, the Company assessed the impairment indicators and found none to be present.
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
Customer Concentration
As of December 31, 2024 and 2023, the Company had contracts with nearly 835 and 820 third-party payer networks, respectively. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless the Company or the contracted payer elect not to renew. The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of its Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of the Company's net revenue in 2024 or 2023.
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
Treasury Stock
The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the Board. Treasury stock is accounted for using the par value method. As of December 31, 2024 and 2023, respectively, the Company did not have any shares being held in treasury.
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
Deferred Debt Issuance Costs
Capitalized debt issuance costs as of December 31, 2024 and 2023 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt and is recognized in Interest expense. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.
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

In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Years Ended December 31,
	2024	2023
Numerator (in thousands):
Net income:	$2,345	$872
Denominator:
Weighted average common shares outstanding:
Basic	21,271,608	21,024,382
Dilutive effect of common stock equivalents	435,543	621,697
Diluted	21,707,151	21,646,079

Stock options of 1,950,403 and 1,007,394 shares were not included in the calculation for the years ended December 31, 2024 and 2023, respectively, because they would have an anti-dilutive effect.
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
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets as of December 31, 2024 and 2023 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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

Recent Accounting Pronouncements and Developments
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC 280): Improvements To Reportable Segment Disclosures.” ASU 2023-07 expands the disclosure requirements for reportable segments by requiring enhanced disclosures about significant segment expenses. Under the new standard, entities must disclose an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. Additionally, entities must disclose at least one measure of assessing segment performance and the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments are applied retrospectively to all prior periods presented in the financial statements. The Company's adoption of this standard on January 1, 2024 did not have a material effect on its consolidated balance sheets, statements of operations, statements of cash flows or related disclosures. See Note 13 for segment disclosures.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires disclosures, in the notes to the financial statements, about the types of expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.

3.Revenue
Disaggregated Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Years Ended December 31,
	2024		2023
	Total Net Revenues	% of Total Net Revenues	Total Net Revenues	% of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$2,706	2.0%	$2,294	1.8%
Third-Party Payer products	15,023	11.1%	13,821	11.0%
Patient Services revenue recognized over time:
Direct rental services	7,683	5.7%	7,388	5.9%
Third-Party Payer rental services	47,394	35.1%	44,475	35.4%
Total Patient Services accounted for under ASC 606	72,806	53.9%	67,978	54.1%
Device Solutions revenue recognized at a point in time:
Products	16,552	12.3%	14,877	11.8%
Services	8,861	6.6%	9,844	7.8%
Device Solutions revenue recognized over time:
Services	8,082	6.0%	6,038	4.8%
Total Device Solutions accounted for under ASC 606	33,495	24.9%	30,759	24.4%
Total Revenue Accounted for under ASC 606	106,301	78.8%	98,737	78.5%
Patient Services Lease Revenue	7,572	5.6%	8,563	6.8%
Device Solutions Lease Revenue	20,988	15.6%	18,485	14.7%
Total Revenue accounted for under ASC 842	28,560	21.2%	27,048	21.5%
Total Net Revenue	$134,861	100.0%	$125,785	100.0%
Contract Balances

	2024	2023	Change in 2024
Accounts receivable, net	$21,155	$19,830	$1,325
Contract assets	$570	$1,271	$(701)

The change in contract assets during the fiscal year ended December 31, 2024 was mainly due to $10.8 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $10.1 million of revenue recognized for which the payment is subject to conditions other than the passage of time. Contract assets are included in other current assets on the Company's consolidated balance sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Medical Equipment for sale or rental	$3,182	$3,081
Medical Equipment for sale or rental - pump reserve	(25)	(32)
Medical Equipment for sale or rental - net	3,157	3,049

Medical Equipment in rental service	107,028	96,298
Medical Equipment in rental service - pump reserve	(2,530)	(2,126)
Accumulated depreciation	(65,323)	(59,244)
Medical Equipment in rental service - net	39,175	34,928

Total	$42,332	$37,977
Depreciation expense for medical equipment for the years ended December 31, 2024 and 2023 was $10.2 million and $10.4 million, respectively, which were recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. Sales of the Company's medical equipment are included in net revenue.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,180	$(4,588)	$1,592	$6,611	$(3,909)	$2,702
Automobiles	87	(87)	—	87	(87)	—
Leasehold improvements	4,911	(2,473)	2,438	3,570	(1,951)	1,619

Total	$11,178	$(7,148)	$4,030	$10,268	$(5,947)	$4,321
Depreciation expense for property and equipment for each of the years ended December 31, 2024 and 2023 was $1.3 million and $1.1 million, respectively. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2023	3,710
Goodwill acquired	—
Balance as of December 31, 2024	$3,710

(a) The Patient Services segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(34,996)	3,838	38,834	(34,295)	4,539
Unpatented technology	943	(528)	415	943	(393)	550
Non-competition agreements	472	(349)	123	472	(255)	217
Software	10,300	(10,220)	80	10,300	(10,160)	140

Total nonamortizable and amortizable intangible assets	$52,572	$(46,116)	$6,456	$52,572	$(45,126)	$7,446
Amortization expense for intangible assets for both the years ended December 31, 2024 and 2023 was $1.0 million, respectively, which was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of December 31, 2024 is as follows (in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter
Amortization expense	$810	$525	$471	$348	$337	$1,965

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
The 2021 Credit Agreement and First Amendment was accounted for as debt modifications that resulted in a small increase to deferred debt issuance costs. As of December 31, 2024, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2024	December 31, 2023
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(24,124)	(29,439)
Letters of credit	—	(200)
Availability on Revolving Facility	$50,876	$45,361
The Company had future maturities of its long-term debt as of December 31, 2024 as follows (in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Revolving Facility	$—	$—	$—	$24,124	$—	$—	$24,124
Total	$—	$—	$—	$24,124	$—	$—	$24,124

The following is a breakdown of the Company’s current and long-term debt (in thousands):

	December 31, 2024			December 31, 2023
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$24,124	$24,124	$—	$29,439	$29,439
Unamortized value of debt issuance costs	—	(260)	(260)	—	(338)	(338)
Total	$—	$23,864	$23,864	$—	$29,101	$29,101
As of December 31, 2024, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2024 was 6.57% (Adjusted Term SOFR of 4.57% plus 2.00%). The actual ABR loan rate at December 31, 2024 was 8.50% (lender’s prime rate of 7.50% plus 1.00%).
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

The table below presents the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	December 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,481

	December 31, 2023
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,442

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Years Ended
	December 31, 2024	December 31, 2023
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,088	$1,489
Unrealized gain recognized in AOCI	734	214
Amounts reclassified to interest expense (a)(b)	(694)	(737)
Tax benefit (provision)	(9)	122
Ending balance	$1,119	$1,088

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the consolidated statement of operations for the years ended December 31, 2024 and 2023 was $1.8 million and $2.2 million, respectively.

(b) As of December 31, 2024, $0.5 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the years ended December 31, 2024 and 2023, respectively.

9.Income Taxes
The following table summarizes the Company’s income before income taxes (in thousands):

	Years Ended December 31,
	2024	2023
U.S income	$3,938	$1,566
Non-U.S. income	1,121	285
Income before income taxes	$5,059	$1,851
The following table summarizes the Company’s components of the consolidated provision for income taxes (in thousands):

	Years Ended December 31,
	2024	2023
U.S Federal income tax expense
Current	$—	$—
Deferred	(1,673)	(568)
Total U.S. Federal income tax expense	(1,673)	(568)
State and local income tax expense
Current	(488)	(245)
Deferred	(245)	(65)
Total state and local income tax expense	(733)	(310)
Foreign income tax expense
Current	(308)	(101)
Total income tax expense	$(2,714)	$(979)
The following table summarizes a reconciliation of the Company’s income tax (expense) benefit from the effective income tax rate to the U.S. federal statutory rate (in thousands):

	Years Ended December 31,
	2024	2023
Income tax expense at the statutory rate	$(1,062)	$(389)
State and local income tax expense	(579)	(245)
Foreign income tax	(62)	(16)
Share-Based compensation and other permanent differences	(922)	(260)
Credits	(78)	(39)
Other adjustments	(11)	(30)
Income tax (expense) benefit at effective income tax rate	$(2,714)	$(979)

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in thousands):

	December 31, 2024	December 31, 2023
Deferred Federal, state and local tax assets –
Bad debt reserves	$4,448	$3,318
Stock-based compensation	1,806	1,812
Net operating loss (a)	3,434	6,400
Operating lease liabilities	1,548	1,864
Accrued compensation	801	792
Inventories	713	626
Research & development credits	555	555
Other credits	23	102
Other	1,128	616
Total deferred Federal, state and local tax assets	14,456	16,085
Deferred Federal, state and local tax liabilities –
Depreciation and asset basis differences	(4,792)	(4,131)
Goodwill and intangible assets	(737)	(768)
Right-of-use assets	(1,377)	(1,718)
Derivative financial instruments	(362)	(353)
Total deferred Federal, state and local tax liabilities	(7,268)	(6,970)
Net deferred tax assets	$7,188	$9,115
(a) At December 31, 2024 and 2023, this includes state and local net operating losses of $0.4 million and $0.8 million, respectively.
The Company’s U.S. federal net operating loss carryforward for tax purposes was $14.4 million at December 31, 2024, resulting in a federal deferred tax asset of $3.0 million. Approximately $7.8 million of the Company’s U.S. federal net operating loss carryforwards will begin to expire in various years beginning in 2037. U.S. federal net operating loss carryforwards of $6.6 million have an indefinite life. The Company’s state net operating loss carryforward of approximately $0.4 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2025, though a substantial portion expires beyond 2025. Approximately less than $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code).
The Company had no uncertain tax positions for the years ended December 31, 2024 and 2023.
The Company is subject to taxation for Federal and various state jurisdictions in the U.S. and Canada. The Federal income tax returns of the Company for the years 2021 through 2024 are open to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2020 through 2024 are subject to examination by the Canada Revenue Agency.
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
11.Leases
As Lessee:
The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases.
The components of the Company’s operating lease costs consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$1,910	$1,504
Variable lease cost	359	336
Total lease cost	$2,269	$1,840
Lease costs for the years ended December 31, 2024 and 2023 of approximately $2.3 million and $1.8 million, respectively, were recorded to G&A expenses. Expense related to short-term leases, which are not recorded on the Company's consolidated balance sheets, were not material for the fiscal years ended December 31, 2024, and 2023.
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,863	$1,441

Right of use assets obtained in exchange for lease obligations:
Operating leases	$250	$3,356

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$552
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	2024	2023
	Years	Years
Weighted average remaining lease term:	5.3	6.2
	Rate	Rate
Weighted average discount rate:	7.9%	7.7%

Future maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$1,905
2026	1,715
2027	1,542
2028	1,495
2029	1,387
Thereafter	1,088
Total undiscounted lease payments	9,132
Less: Imputed interest	(3,094)
Total lease liabilities	$6,038

The long-term portion of the lease liabilities included in the amounts above is $4.6 million with the remainder included in other current liabilities in the Consolidated Balance Sheets.
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
The components of the Company’s lease revenues consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Net operating lease revenue	$27,843	$23,797
Sales-type lease revenue	717	3,250
Total lease revenue	$28,560	$27,047

The components of our net investment in sales-type leases as of December 31, 2024 and 2023 were (in thousands):

	2024	2023
Lease receivable	$1,934	$2,583
Net investment in leases	$1,934	$2,583

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts receivable, net	$1,207	$1,067
Other assets	727	1,516
Total	$1,934	$2,583

Future maturities of sales-type leases as of December 31, 2024 are as follows (in thousands):

Sales-Type Leases
2025	$1,379
2026	701
2027	68
Total undiscounted lease payments	2,148
Less: Imputed interest	(214)
Total lease receivables	$1,934
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
On May 18, 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on May 18, 2021 and became effective at that time. The 2021 plan supersedes the 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan"). The 2021 Plan provided for the issuance of a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan, which as of December 31, 2024 totaled 352,317. On May 16, 2023 at the 2023 Annual Meeting, the Company's shareholders approved the First Amendment (the "First Amendment") to the 2021 Plan. The First Amendment increased the maximum number of shares of the Company's common stock reserved for issuance under the 2021 Plan by 2,500,000 shares to 5,000,000 shares, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan. Reductions in the available share limit associated with these grants are based on a fungible ratio of 1:1 for stock options and stock appreciation rights and 2:1 for all other types of awards. Any shares subject to an award that expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of stock to which the award related again become available for issuance under the limit. As of December 31, 2024, a total of 1,131,699 common shares remained available for future grant under the 2021 Plan. This amount reflects reductions from the original limit for grants reflective of the respective fungible ratios. The available amount also reflects the maximum potential share issuance potential in the case of performance grants that provide for variable share payouts.

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

The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses (in thousands):

	Years Ended December 31,
	2024	2023
Restricted share expense	$2,384	$2,584
Stock option expense	2,076	1,490
Total stock-based compensation expense	$4,460	$4,074

Tax benefit related to stock-based compensation	$475	$1,045
Shares Forgone to Satisfy Minimum Statutory Withholdings
During the years ended December 31, 2024 and 2023, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees in order to satisfy an individual employees' tax withholding obligations. For the years ended December 31, 2024 and 2023 the Company received 108,607 shares and 115,979 shares, respectively, from employees for tax withholding obligations.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.
The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	529,862	$11.42
Granted	216,263	7.51
Vested	(143,953)	14.04
Vested shares forgone to satisfy minimum statutory withholding	(83,528)	14.04
Forfeitures	(14,750)	11.61
Unvested at December 31, 2024	503,894	$8.55

	Year Ended December 31,
	2024	2023

Weighted average grant date fair value of awards granted	$7.51	$9.37
Total fair value of shares vested	$1,122,749	$649,700
Total fair value of shares forgone to satisfy minimum statutory withholding	$651,469	$364,670
As of December 31, 2024, there was $1.9 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a weighted average period of one year.
Performance-Based Restricted Stock Units
During the year ended December 31, 2024, the Company granted approximately 117,582 PSUs and during the year ended December 31, 2023, the Company granted approximately 71,639 PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These awards typically vest after the Company’s achievement of either a Company-based performance metric, such as the achievement of a certain amount of net revenue during a specified period, coupled with a time-based vesting criteria or a market-based metric of the Company’s stock, such as when the trading price reaches a target value for a minimum number of consecutive trading days or based on the Company's relative total shareholder return ("TSR") compared on a percentile rank basis to the TSR for a benchmark group of other companies. All of the PSUs granted in 2024 are earned based on a market-based metric. Approximately two-thirds of the PSUs granted in 2023 are earned based on a market-based metric, while the other one-third are earned based on a specified Company-based performance measure condition. In the case of the market-based awards having a trading price metric, awards are paid in stock either immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the market-based awards having a TSR metric, awards can be earned at an amount of 50% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between the threshold and target or between target and maximum performance achievement. The TSR awards also have a time-based vesting criteria. In the case of the specified Company-based performance measure, awards can be earned by achieving a minimum performance measure target, with no linear adjustment for an achievement above or below the target performance measure.
The following table summarizes the Company’s PSU activity:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2023	112,776	$10.49
Granted	117,582	5.69
Performance adjustment upon vesting	(17,690)	8.58
Vested	(13,022)	8.58
Vested shares forgone to satisfy minimum statutory withholding	(10,425)	8.58
Unvested at December 31, 2024	189,221	$7.92

	Year Ended December 31,
	2024	2023

Weighted average grant date fair value of awards granted	$5.69	$11.59
Total fair value of shares vested	$83,862	$—
Total fair value of shares forgone to satisfy minimum statutory withholding	$67,137	$—
As of December 31, 2024, there was $0.6 million of pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for changes to management’s expectations of the probable outcomes of the performance conditions, if any. The Company expects to recognize such cost over a weighted average period of one year.
Employee Stock Purchase Plan
At the 2023 Annual Meeting of Stockholders held on May 16, 2023, the Company's stockholders approved the InfuSystem Holdings, Inc. 2023 Employee Stock Purchase Plan (the "2023 ESPP"), which was previously approved by the Company's Board. In connection with the adoption of the 2023 ESPP, the Company's Board terminated the InfuSystem Holdings, Inc. Employee Stock Purchase Plan (the "Original ESPP"). Following termination of the Original ESPP, all rights the Company intends to grant under an "employee stock purchase plan" as such term is defined in section 423 of the Internal Revenue Code of 1986, as amended, will be granted under the 2023 ESPP. The 2023 ESPP provides that a maximum of 300,000 shares of Common Stock, plus any shares remaining under the Original ESPP after the close of its final offering period, are available for sale under the 2023 ESPP. The terms of the 2023 ESPP provides eligible participants electing to participate in the plan with an option to acquire shares of Common Stock during specified offering periods. The per share option exercise price at which shares of Common Stock will be sold under the 2023 ESPP will be equal to the lesser of (i) 85% of the closing price of a share of Common Stock on the NYSE American (or such other exchange on which the shares of Common Stock are traded) on the first day of an offering period or (ii) 85% of the closing price of a share of Common Stock on the purchase date. No employee may purchase more than $25,000 worth of fair market value shares in any calendar year. As allowed under the 2023 ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. The 2023 ESPP is administered by the Board's Compensation Committee. Eligible participants under the plan include all full-time employees and certain part-time employees of the Company who meet certain eligibility requirements set forth in the 2023 ESPP. Participation in the 2023 ESPP for any eligible employee is voluntary.
As of December 31, 2024, there were 270,791 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program:

	Years Ended December 31,
	2024	2023
Compensation expense	$93,523	$179,595
Shares of stock sold to employees	52,965	71,623
Weighted average fair value per ESPP award	$9.21	$7.32
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
The following tables detail the various stock option activity:

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	657,346	$6.69	4.16	$2,983,514
Exercised	(37,332)	3.62
Exercised shares forgone to satisfy minimum statutory withholding	(14,654)	2.69
Shares tendered for cashless exercise	(43,193)	3.78
Forfeitures and expirations	(26,500)	11.49

Outstanding at December 31, 2024	535,667	$7.00	3.57	$1,588,137

Exercisable at December 31, 2024	535,667	$7.00	3.57	$1,588,137
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,051,673	$11.05	8.79	$1,207,118
Granted	879,411	6.85
Forfeitures and expirations	(90,298)	13.13

Outstanding at December 31, 2024	1,840,786	$8.93	8.54	$1,504,894

Exercisable at December 31, 2024	575,876	$11.95	7.49	$—
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Years Ended December 31,
Stock Options:	2024	2023
Expected volatility	46% to 51%	52% to 53%
Risk free interest rate	4.22% to 4.60%	3.71% to 4.83%
Expected lives at date of grant (in years)	4.08	3.99
Weighted average fair value of options granted	$2.97	$4.10
Total intrinsic value of options exercised	$322,797	$3,155,770
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") that authorizes the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
As of December 31, 2024, the Company had repurchased and retired approximately $1.2 million, or 171,772 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
13.Business Segment Information

The Company’s reportable segments are organized based on service platforms, with the Patient Services segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the Device Solutions segment reflecting lower margin product sales, direct payer rental and services revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its CODM. The CODM uses gross profit for each segment predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making operating and capital resource allocation decisions among each segment.
The financial information summarized below is presented by reportable segment:

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$80,378	$54,483	$—	$134,861
Net revenues - internal	—	7,254	(7,254)	—
Total net revenues	80,378	61,737	(7,254)	134,861

Significant Segment Expenses:
Supplies and material costs	20,255	21,948	(7,254)	34,949
Employee-related expenses	—	18,573	—	18,573
Depreciation	6,788	3,454	—	10,242
Other segment items (a)	493	201	—	694
Gross profit	$52,842	$17,561	$—	$70,403

Selling, general and administrative expenses				63,512
Interest expense				(1,777)
Other expense				(55)

Income before income taxes				$5,059

Total assets	$54,203	$47,411	$2,000	$103,614
Purchases of medical equipment	$6,679	$10,062	$—	$16,741
Depreciation and amortization of intangible assets	$7,891	$4,608	$—	$12,499

(a) Other segment items included in Segment gross profit include estimates for medical equipment that is considered to be missing and other miscellaneous shop expenses.

2023
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$76,541	$49,244	$—	$125,785
Net revenues - internal	—	6,581	(6,581)	—
Total net revenues	76,541	55,825	(6,581)	125,785

Significant Segment Expenses:
Supplies and material costs	20,082	19,571	(6,581)	33,072
Employee-related expenses	—	17,766	—	17,766
Depreciation	7,383	3,046	—	10,429
Other segment items (a)	1,276	133	—	1,409
Gross profit	$47,800	$15,309	$—	$63,109

Selling, general and administrative expenses				59,021
Interest expense				(2,170)
Other expense				(67)

Income before income taxes				$1,851

Total assets	$55,412	$45,503	$2,000	$102,915
Purchases of medical equipment	$5,167	$4,926	$—	$10,093
Depreciation and amortization of intangible assets	$8,401	$4,107	$—	$12,508

(a) Other segment items included in Segment gross profit include estimates for medical equipment that is considered to be missing and other miscellaneous shop expenses.

14.Employee Benefit Plans and Other
The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. The Company’s matching contributions was $1.3 million, for both of the years ended December 31, 2024 and 2023, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2024 and 2023, accrued payroll liabilities included in Other current liabilities were $4.8 million and $4.6 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO determined that the Company's disclosure controls and procedures were effective as of December 31, 2024.
Previously Disclosed Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified the following material weakness in our internal control over financial reporting:

1.The Company did not design and maintain effective internal controls over the adoption and ongoing application of accounting principles generally accepted in the United States of America ("US GAAP") related to revenue recognition for the Company's rental revenue contracts under Accounting Standards Codification (“ASC”) Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers.

During 2024, management implemented our previously disclosed remediation plan that included designing and implementing controls that improved the Company's ongoing application of US GAAP related to revenue recognition for the Company's rental revenue contracts under ASC Topic 842, Leases and ASC Topic 606, Revenue from Contracts with Customers.

These controls are adequately designed and have operated effectively for a sufficient period during the year ended December 31, 2024. Accordingly, the material weakness was determined to be remediated as of December 31, 2024.
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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included below.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Detroit, Michigan
March 11, 2025

Item 9B.     Other Information.
During the three months ended December 31, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors,” “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Insider Trading Policy
The Company has adopted insider trading policies and procedures applicable to its directors, officers and employees, as well as to the Company itself, governing the purchase, sale and other dispositions of the Company's securities (the "Insider Trading Policy"). The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules, and regulations, and the listing standards of the NYSE American. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11.    Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation,” “Executive Compensation,” and “Policies and Practices Related to the Grant of Certain Equity Awards” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights ( a ) (1)	Weighted Average Exercise Price of options and rights ( b ) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:
2014 Plan *	535,667	$7.00	—
2021 Plan	2,533,901	$8.94	1,131,699
Total	3,069,568	$8.50	1,131,699
* As of December 31, 2024, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding.
(1) This amount includes 693,115 shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 2,376,453 shares of common stock issuable upon the exercise of vested stock option awards.
(2) Excludes RSUs and PSUs, which have no exercise price.
(3) Includes 2,500,000 shares authorized as part of our 2021 Annual Meeting of Stockholders held in May 2021, plus 2,500,000 shares authorized as part of our 2023 Annual Meeting of Stockholders held in May 2023, plus 352,317 shares granted under the 2014 Plan that expired or were cancelled, forfeited, or terminated under the terms of the 2014 Plan and thus eligible to be added to the 2021 Plan, less 4,220,618 shares that were made available to certain employees, directors and others.
The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.23
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

10.24**
First Amendment to the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

10.25**	InfuSystem Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 25, 2023).

10.26
Non-Disclosure Agreement for Potential Director Candidate, dated August 4, 2022, by and between the Company and R. Rimmy Malhotra (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-35020) filed on May 9, 2023).

10.27
Cooperation Agreement, dated as of March 8, 2024, among InfuSystem Holdings, Inc., R. Rimmy Malhotra and Nicoya Capital LLC. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on March 8, 2024).

16.1
Letter to Securities and Exchange Commission from BDO USA, LLP, dated July 6, 2023 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on July 7, 2023).

19.1*	InfuSystem Holdings, Inc. Insider Trading Policy

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of DELOITTE & TOUCHE LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	InfuSystem Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation, dated as of October 2, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Management contract or compensatory plan, contract or arrangement.
Item 16.    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: March 11, 2025	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: March 11, 2025	By:	/s/ RICHARD DiIORIO
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 11, 2025		/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 11, 2025		/s/ CARRIE LACHANCE
Carrie Lachance
President and Chief Operating Officer Director

Date: March 11, 2025		/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: March 11, 2025		/s/ KENNETH EICHENBAUM
Kenneth Eichenbaum
Director

Date: March 11, 2025		/s/ PAUL GENDRON
Paul Gendron
Director

Date: March 11, 2025		/s/ BEVERLY HUSS
Beverly Huss
Director

Date: March 11, 2025		/s/ RONALD HUNDZINSKI
Ronald Hundzinski
Director

Date: March 11, 2025		/s/ RALPH BOYD
Ralph Boyd
Director