Form 10-Q
period 2025-03-31
InfuSystem Holdings, Inc
filed 2025-05-08
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, 20,975,264 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$1,506	$527
Accounts receivable, net	23,892	21,155
Inventories, net	6,095	6,528
Other current assets	3,829	3,955

Total current assets	35,322	32,165
Medical equipment for sale or rental	2,763	3,157
Medical equipment in rental service, net of accumulated depreciation	38,615	39,175
Property & equipment, net of accumulated depreciation	3,922	4,030
Goodwill	3,710	3,710
Intangible assets, net	6,208	6,456
Operating lease right of use assets	5,244	5,374
Deferred income taxes	6,749	7,188
Derivative financial instruments	1,152	1,481
Other assets	597	878

Total assets	$104,282	$103,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$9,848
Other current liabilities	7,602	7,813

Total current liabilities	15,969	17,661
Long-term debt	28,707	23,864
Operating lease liabilities, net of current portion	4,458	4,560

Total liabilities	49,134	46,085

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,973,616 shares issued and outstanding as of March 31, 2025 and 21,272,351 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	114,898	113,868
Accumulated other comprehensive income	870	1,119
Retained deficit	(60,622)	(57,460)

Total stockholders’ equity	55,148	57,529

Total liabilities and stockholders’ equity	$104,282	$103,614

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2025	2024

Net revenues	$34,716	$31,995
Cost of revenues	15,549	15,521
Gross profit	19,167	16,474

Selling, general and administrative expenses:
Amortization of intangibles	248	248
Selling and marketing	2,985	3,376
General and administrative	15,316	13,695

Total selling, general and administrative	18,549	17,319

Operating income (loss)	618	(845)
Other expense:
Interest expense	(336)	(456)
Other expense (income)	(29)	3

Income (loss) before income taxes	253	(1,298)
(Provision for) benefit from income taxes	(520)	186
Net loss	$(267)	$(1,112)
Net loss per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Weighted average shares outstanding:
Basic	21,125,019	21,225,768
Diluted	21,125,019	21,225,768

Comprehensive loss:
Net loss	$(267)	$(1,112)
Other comprehensive (loss) income:
Unrealized (loss) gain on hedges	(329)	274
Benefit from (provision for) income tax on unrealized hedge gain	80	(66)
Net comprehensive loss	$(516)	$(904)
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	106	—	—	—	—	—
Stock-based compensation expense	—	—	1,057	—	—	1,057
Employee stock purchase plan	26	—	186	—	—	186
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(39)	—	(365)	—	—	(365)
Other comprehensive income	—	—	—	—	208	208
Net loss	—	—	—	(1,112)	—	(1,112)
Balances at March 31, 2024	21,290	$2	$110,715	$(59,737)	$1,296	$52,276

Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	79	—	—	—	—	—
Stock-based compensation expense	—	—	1,108	—	—	1,108
Employee stock purchase plan	35	—	159	—	—	159
Common stock repurchased as part of share repurchase program	(382)	—	—	(2,895)	—	(2,895)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(30)	—	(237)	—	—	(237)
Other comprehensive loss	—	—	—	—	(249)	(249)
Net loss	—	—	—	(267)	—	(267)
Balances at March 31, 2025	20,974	$2	$114,898	$(60,622)	$870	$55,148
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024

OPERATING ACTIVITIES
Net loss	$(267)	$(1,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	45	(130)
Depreciation	3,072	2,652
Loss (gain) on disposal of and reserve adjustments for medical equipment	257	(43)
Gain on sale of medical equipment	(838)	(629)
Amortization of intangible assets	248	248
Amortization of deferred debt issuance costs	19	19
Stock-based compensation	1,108	1,057
Deferred income taxes	520	(186)
Changes in assets - (increase)/decrease:
Accounts receivable	(2,095)	(237)
Inventories	433	153
Other current assets	126	(685)
Other assets	729	376
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,577)	(1,106)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,780	377

INVESTING ACTIVITIES
Purchase of medical equipment	(3,284)	(1,493)
Purchase of property and equipment	(131)	(182)
Proceeds from sale of medical equipment, property and equipment	754	1,257
NET CASH USED IN INVESTING ACTIVITIES	(2,661)	(418)

FINANCING ACTIVITIES
Principal payments on long-term debt	(14,407)	(15,258)
Cash proceeds from long-term debt	19,231	16,069
Common stock repurchased as part of share repurchase program	(2,895)	—
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(228)	(365)
Cash proceeds from exercise of options and ESPP	159	186
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,860	632

Net change in cash and cash equivalents	979	591
Cash and cash equivalents, beginning of period	527	231
Cash and cash equivalents, end of period	$1,506	$822
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Basis of Presentation, Nature of Operations and Summary of Significant Accounting Policies
The terms “InfuSystem”, the “Company”, “we”, “our” and “us“” are used herein to refer to InfuSystem Holdings, Inc. and its subsidiaries. InfuSystem is a leading provider of infusion pumps and related products and services for patients in the home, oncology clinics, ambulatory surgery centers, and other sites of care. The Company provides products and services to hospitals, oncology practices and facilities and other alternative site health care providers. Headquartered in Rochester Hills, Michigan, the Company delivers local, field-based customer support, and also operates pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. The Company operates in two reportable segments, Patient Services and Device Solutions.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 11, 2025.
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
2.Recent Accounting Pronouncements and Developments
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU requires public entities to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. Public entities are also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures, in the notes to the financial statements, about the types of expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and disclosures.

3.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended March 31,
	2025		2024
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$638	1.8%	$615	1.9%
Third-Party Payer products	3,951	11.4%	1,872	5.9%
Patient Services revenue recognized over time:
Direct rental services	1,914	5.5%	3,572	11.2%
Third-Party Payer rental services	12,215	35.2%	10,977	34.3%
Total Patient Services accounted for under ASC 606	18,718	53.9%	17,036	53.2%
Device Solutions revenue recognized at a point in time:
Products	4,002	11.5%	4,213	13.2%
Services	2,350	6.8%	2,409	7.5%
Device Solutions revenue recognized over time:
Services	1,855	5.3%	1,969	6.2%
Total Device Solutions accounted for under ASC 606	8,207	23.6%	8,591	26.9%
Total Revenue Accounted for under ASC 606	26,925	77.6%	25,627	80.1%
Patient Services lease revenue	2,056	5.9%	1,555	4.9%
Device Solutions lease revenue	5,735	16.5%	4,813	15.0%
Total Revenue accounted for under ASC 842, Leases	7,791	22.4%	6,368	19.9%
Total Net Revenue	$34,716	100.0%	$31,995	100.0%

Contract Balances

(dollars in thousands)	As of March 31, 2025	As of December 31, 2024	$ Change
Accounts receivable, net	$23,892	$21,155	$2,737
Contract assets	$714	$570	$144
Contract liabilities	$25	$—	$25
The change in contract assets during the three months ended March 31, 2025 included $2.4 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was fully offset by $2.3 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets.
The change in contract liabilities during the three months ended March 31, 2025 was mainly due to the increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities on the Company's condensed consolidated balance sheets.

4.Medical Equipment
Medical equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Medical equipment for sale or rental	$2,785	$3,182
Medical equipment for sale or rental - pump reserve	(22)	(25)
Medical equipment for sale or rental - net	2,763	3,157

Medical equipment in rental service	108,480	107,028
Medical equipment in rental service - pump reserve	(2,728)	(2,530)
Accumulated depreciation	(67,137)	(65,323)
Medical equipment in rental service - net	38,615	39,175

Total	$41,378	$42,332
Depreciation expense for medical equipment for the three months ended March 31, 2025 was $2.8 million compared to $2.3 million for the same prior year period. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the three months ended March 31, 2025 and 2024, $1.2 million and $2.7 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
5.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,317	$(4,744)	$1,573	$6,180	$(4,588)	$1,592
Automobiles	87	(87)	—	87	(87)	—
Leasehold improvements	4,963	(2,614)	2,349	4,911	(2,473)	2,438

Total	$11,367	$(7,445)	$3,922	$11,178	$(7,148)	$4,030
Depreciation expense for property and equipment for both the three months ended March 31, 2025 and 2024 was $0.3 million. This expense was recorded in “general and administrative expenses” for each period.

6.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the three months ended March 31, 2025 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2024	$3,710
Goodwill acquired	—
Balance as of March 31, 2025	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(35,172)	3,662	38,834	(34,996)	3,838
Non-competition agreements	472	(373)	99	472	(349)	123
Unpatented technology	943	(561)	382	943	(528)	415
Software	10,300	(10,235)	65	10,300	(10,220)	80

Total nonamortizable and amortizable intangible assets	$52,572	$(46,364)	$6,208	$52,572	$(46,116)	$6,456
Amortization expense for both the three months ended March 31, 2025 and 2024 was $0.2 million. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of March 31, 2025 is as follows (in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter	Total

Amortization expense	$562	$525	$471	$348	$337	$1,965	$4,208
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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of March 31, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	March 31, 2025	December 31, 2024

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(28,948)	(24,124)
Availability on Revolving Facility	$46,052	$50,876

The Company had future maturities of its long-term debt as of March 31, 2025 as follows (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Revolving Facility	$—	$—	$—	$28,948		$28,948
Total	$—	$—	$—	$28,948	$—	$28,948
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	March 31, 2025			December 31, 2024
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$28,948	$28,948	$—	$24,124	$24,124
Unamortized value of debt issuance costs	—	(241)	(241)	—	(260)	(260)
Total	$—	$28,707	$28,707	$—	$23,864	$23,864
As of March 31, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2025 was 6.42% (Adjusted Term SOFR of 4.32% plus 2.10%). The actual ABR loan rate at March 31, 2025 was 8.50% (lender’s prime rate of 7.50% plus 1.00%).

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

The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	March 31, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,152

	December 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,481

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended March 31,
	2025	2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,119	$1,088
Unrealized (loss) gain recognized in AOCI	(200)	456
Amounts reclassified to interest expense (a) (b)	(129)	(182)
Tax benefit (provision)	80	(66)
Ending balance	$870	$1,296

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively.

(b) As of March 31, 2025, $0.4 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2025.
9.Income Taxes
During the three months ended March 31, 2025 the Company recorded a provision for income taxes totaling $0.5 million on pre-tax income of 0.3 million representing an effective tax rate of 205%. During the three months ended March 31, 2024, the Company recorded a benefit from income taxes totaling $0.2 million on pre-tax losses of $1.3 million representing an effective tax rate of 14.3%. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.

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
11.Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended March 31,
Numerator (in thousands):	2025	2024
Net loss	$(267)	$(1,112)
Denominator:
Weighted average common shares outstanding:
Basic	21,125,019	21,225,768
Dilutive effect of common stock equivalents	—	—
Diluted	21,125,019	21,225,768
Net loss per share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
For the three months ended March 31, 2025 and 2024, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company's net losses for the periods and therefore not included in the calculations.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of March 31, 2025, the Company had repurchased and retired approximately $4.1 million, or 553,745 shares, of the Company's outstanding common stock under the Share Repurchase Program.
12.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”).

Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	503,894	$8.55
Granted	128,982	6.24
Vested	(41,406)	10.58
Vested shares forgone to satisfy minimum statutory withholding	(22,594)	10.58
Forfeitures	(1,401)	9.04
Unvested at March 31, 2025	567,475	$7.80

	Three Months Ended March 31,
	2025	2024

Weighted average grant date fair value of awards granted	$6.24	$9.09
Total fair value of shares vested	$349,777	$641,823
Total fair value of shares forgone to satisfy minimum statutory withholding	$190,863	$365,697
Performance-Based Restricted Stock Units (“PSU”)

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	189,221	$7.92
Forfeitures	(71,639)	11.59
Unvested at March 31, 2025	117,582	$5.69
    There were no PSU's granted or that vested during the three months ended March 31, 2025 and 2024, respectively.

Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	535,667	$7.00	3.57	$1,588,137
Exercised	(7,024)	2.60
Exercised shares forgone to satisfy minimum statutory withholding	(7,458)	2.60
Shares tendered for cashless exercise	(10,518)	2.60
Forfeitures and expirations	(50,000)	6.82

Outstanding at March 31, 2025	460,667	$7.25	3.87	$567,401

Exercisable at March 31, 2025	460,667	$7.25	3.87	$567,401
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,840,786	$8.93	8.54	$1,504,894
Granted	250,789	6.23
Forfeitures and expirations	(2,441)	9.05

Outstanding at March 31, 2025 (a)	2,089,134	$8.61	8.49	$—

Exercisable at March 31, 2025 (a)	620,807	$11.75	7.34	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of March 31, 2025.
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Three Months Ended March 31,
Stock Options:	2025	2024
Expected volatility	46%	50% to 51%
Risk free interest rate	4.01%	4.25% to 4.28%
Expected lives at date of grant (in years)	4.22	4.06
Weighted average fair value of options granted	$2.63	$3.97
Total intrinsic value of options exercised	$89,500	$—
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
The components of lease costs for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$502	$473
Variable lease cost	159	75
Total lease cost	$661	$548

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$615	$530

Right of use assets obtained in exchange for lease obligations:
Operating leases	$37	$—

Increases to right of use assets resulting from lease modifications:
Operating leases	$344	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2025	2024

	Years	Years
Weighted average remaining lease term:	5.1	6.0

	Rate	Rate
Weighted average discount rate:	7.6%	7.8%
Future maturities of lease liabilities as of March 31, 2025 are as follows (in thousands):

Operating Leases
2025	$1,415
2026	1,903
2027	1,627
2028	1,504
2029	1,396
2030 and thereafter	1,091
Total undiscounted lease payments	8,936
Less: Imputed interest	(3,019)
Total lease liabilities	$5,917
The long-term portion of the lease liabilities included in the amounts above is $4.5 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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

The components of the Company’s lease revenues consisted of the following (in thousands ) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net operating lease revenue	$7,703	$6,111
Sales-type lease revenue	88	257
Total lease revenue	$7,791	$6,368

The components of our net investment in sales-type leases as of March 31, 2025 and December 31, 2024 were (in thousands):

	March 31, 2025	December 31, 2024
Lease receivable	$1,683	$1,934
Net investment in leases	$1,683	$1,934
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$1,237	$1,207
Other assets	446	727
Total	$1,683	$1,934
Future maturities of sales-type leases as of March 31, 2025 are as follows (in thousands):

Sales-Type Leases
2025	$1,044
2026	716
2027	88
2028	1
2029	—
Thereafter	—
Total undiscounted lease payments	1,849
Less: Imputed interest	(166)
Total lease receivables	$1,683

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

The financial information summarized below is presented by reportable segment for the three months ended March 31, 2025 and 2024:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$20,774	$13,942	$—	$34,716
Net revenues - internal	—	1,882	(1,882)	—
Total net revenues	20,774	15,824	(1,882)	34,716

Significant Segment Expenses:
Supplies and material costs	5,533	4,548	(1,882)	8,199
Employee-related expenses	—	4,316	—	4,316
Depreciation	1,834	943	—	2,777
Other segment items (a)	222	35	—	257
Gross profit	$13,185	$5,982	$—	$19,167

Selling, general and administrative expenses				18,549
Interest expense				(336)
Other expense				(29)

Income before income taxes				$253

Total assets	$53,928	$48,354	$2,000	$104,282
Purchases of medical equipment	$1,776	$1,508	$—	$3,284
Depreciation and amortization of intangible assets	$2,082	$1,238	$—	$3,320

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$18,591	$13,404	$—	$31,995
Net revenues - internal	—	1,713	(1,713)	—
Total net revenues	18,591	15,117	(1,713)	31,995

Significant Segment Expenses:
Supplies and material costs	4,841	5,644	(1,713)	8,772
Employee-related expenses	—	4,447	—	4,447
Depreciation	1,573	772	—	2,345
Other segment items (a)	(97)	54	—	(43)
Gross profit	$12,274	$4,200	$—	$16,474

Selling, general and administrative expenses				17,319
Interest expense				(456)
Other income				3

Loss before income taxes				$(1,298)

Total assets	$57,996	$44,854	$2,000	$104,850
Purchases of medical equipment	$350	$1,143	$—	$1,493
Depreciation and amortization of intangible assets	$1,856	$1,044	$—	$2,900

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The terms “InfuSystem”, the “Company”, “we”, “our” and “us” used herein refer to InfuSystem Holdings, Inc. and its subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of disruptions caused by public health emergencies or extreme weather or other climate change-related events on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. Healthcare Reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, the Company's ability to remediate its previously disclosed material weaknesses in internal control over financial reporting, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed on March 11, 2025, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
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
•Wound Care: launched in November 2022, the Company established a partnership, SI Healthcare Technologies, LLC (“SI Healthcare”), with Sanara MedTech Inc. (“Sanara”). The partnership focuses on delivering a complete wound care solution targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products including Cork and Genadyne Biotechnologies Inc. NPWT devices and supplies and Sanara’s advanced wound care product line to new customers through the jointly controlled entity.
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
InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following represents the Company’s results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024	Better/ (Worse)

Net revenues:
Patient Services	$20,774	$18,591	$2,183
Device Solutions	15,824	15,117	707
Less: elimination of inter-segment revenues (a)	(1,882)	(1,713)	(169)
Total Device Solutions	13,942	13,404	538
Total	34,716	31,995	2,721
Gross profit:
Patient Services	13,185	12,274	911
Device Solutions	5,982	4,200	1,782
Total	19,167	16,474	2,693
Selling, general and administrative expenses:
Amortization of intangibles	248	248	—
Selling and marketing	2,985	3,376	391
General and administrative	15,316	13,695	(1,621)
Total selling, general and administrative expenses	18,549	17,319	(1,230)
Operating income (loss)	618	(845)	1,463
Other expense	(365)	(453)	88
Income (loss) before income taxes	253	(1,298)	1,551
(Provision for) benefit from income taxes	(520)	186	(706)
Net loss	$(267)	$(1,112)	$845
Net loss per share:
Basic	$(0.01)	$(0.05)	$0.04
Diluted	$(0.01)	$(0.05)	$0.04
Weighted average shares outstanding:
Basic	21,125,019	21,225,768	(100,749)
Diluted	21,125,019	21,225,768	(100,749)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the three-month period ended March 31, 2025 (“three-month period of 2025”) were $34.7 million, an increase of $2.7 million, or 8.5%, compared to $32.0 million for the three-month period ended March 31, 2024 (“three-month period of 2024”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.

Patient Services
Patient Services net revenue of $20.8 million increased $2.2 million, or 11.7%, during the three-month period of 2025 compared to the same prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections totaling $2.3 million offset partially by $0.1 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $1.7 million or 10.3%, Pain Management revenue by $0.1 million, or 8.7%, and Wound Care treatment revenue by $0.5 million, or 105.2%.
Device Solutions
Device Solutions net revenue of $13.9 million increased $0.5 million, or 4.0%, during the three-month period of 2025 compared to the same prior year period. This increase included higher rental revenue totaling $0.9 million, or 19.2% offset partially by lower medical equipment sales, which decreased by $0.3 million, or 12.0% and lower biomedical services revenue, which decreased by $0.2 million, or 4.0%. The increase in rental revenue was mainly attributable to new customers added during and since the prior year period. Lower medical equipment sales were due to a large sale in the prior year to an existing rental customer and reflects how timing for large contracts can vary from quarter-to-quarter. Lower biomedical services revenue reflected a reduction in devices under contract with GE Healthcare offset partially by additional volume with other customers.
Gross Profit
Gross profit of $19.2 million for the three-month period of 2025 increased $2.7 million, or 16.3%, from $16.5 million for the three-month period of 2024. This increase was due to the increase in net revenues and by a higher gross margin. Gross profit increased for both the Patient Services and Device Solutions segments. Gross margin increased to 55.2% during the three-month period of 2025 compared to 51.5% during the same prior year period. Gross margin was higher for the Device Solutions Segment but lower for the Patient Services Segment.
Patient Services
Patient Services gross profit was $13.2 million during the three-month period of 2025, representing an increase of $0.9 million, or 7.4%, compared to the same prior year period. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 2.5% to 63.5%. The decrease in gross margin reflected higher pump disposal expenses and unfavorable product mix favoring lower gross margin revenues. These impacts were partially offset by increased third-party payer collections and improved coverage of fixed costs from higher net revenue. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatment revenue, which has lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, increased by $0.3 million during the three-month period of 2025 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the three-month period of 2025 was $6.0 million, representing an increase of $1.8 million, or 42.4%, compared to the same prior year period. The improvement reflected increased net revenue and higher gross margin. The Device Solutions gross margin was 42.9% during the current period, which was 11.6% higher than the same prior year period. This increase was attributable to favorable product mix favoring higher gross margin revenues, such as rental revenue, and improved cost efficiency in biomedical services.
Selling and Marketing Expenses
Selling and marketing expenses for the three-month period of 2025 were $3.0 million, representing a decrease of $0.4 million, or 11.6%, compared to selling and marketing expenses for the three-month period of 2024. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues was 8.6% representing a decrease from the prior year period amount of 10.6%. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from higher net revenues.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three-month period of 2025 were $15.3 million, an increase of $1.6 million, or 11.8%, from the three-month period of 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO, which was substantially in accordance with his employment agreement. This amount was higher than the total of one-time expenses in 2024 which included a $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase, net of these amounts of $1.5 million, included $0.5 million of expenses related to a project to upgrade the Company's information technology and business applications in 2025 but not in 2024 since the project began in the second half of 2024, additional personnel directly related to the increased net revenue including revenue cycle personnel totaling $0.4 million and a $0.2 million increase in the company's bad debt accrual which was a benefit in the prior year but an expense amount during 2025. Other increased expenses totaling $0.4 million were indirectly associated with revenue volume growth including the cost of additional personnel, information technology and general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the three-month period of 2025 increased to 44.1% compared to 42.8% for the same prior year period.
Other Expenses
During the three-month period of 2025, other income and expense included interest expense of $0.3 million, which was $0.1 million lower than interest expense for the three-month period of 2024. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended, (defined below) revolving line of credit.
(Provision For) Benefit From Income Taxes
During the three-month period of 2025, the Company recorded a provision for income taxes totaling $0.5 million on pre-tax income of $0.3 million representing an effective tax rate of 205%. The tax amount was higher than the pre-tax income amount due to significant non-deductible expenses including the severance expense for the outgoing CEO which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses also included a shortfall in the amount of stock compensation expense recognizable for tax purposes verses the amount recognized for book purposes. Together, these items impacted tax expense by $0.4 million, or 173% of pre-tax income. During the three-month period of 2024, the Company recorded a benefit from income taxes totaling $0.2 million on pre-tax loss of $1.3 million, representing an effective tax rate of 14%. During 2024, there were no severance expenses subject to the annual compensation limitation. Also during 2024, the tax expense amount included an impact from a shortfall in stock compensation expense for tax purposes totaled $0.2 million, or 16% of the pre-tax loss. The tax expense amounts for both years also differed from the U.S. statutory amounts due to the effects of local, state and foreign jurisdiction income taxes and limitations on the deductions of certain expenses including meals and entertainment expense.
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

The following table summarizes our available liquidity (in thousands):

Liquidity
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,506	$527
Availability on revolving facility	46,052	50,876
Available liquidity	$47,558	$51,403
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	March 31, 2025	December 31, 2024
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(28,948)	(24,124)
Availability on Revolving Facility	$46,052	$50,876
As of March 31, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2025 was 6.42% (Adjusted Term SOFR of 4.32% plus 2.10%). The actual ABR loan rate at March 31, 2025 was 8.50% (lender’s prime rate of 7.50% plus 1.00%). As of March 31, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board.
As of March 31, 2025, the Company had repurchased and retired approximately $4.1 million, or 553,745 shares, of the Company's outstanding common stock under the Share Repurchase Program.

Cash Flows:
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
In millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$1,780	$377	$1,403
Net cash used in investing activities	$(2,661)	$(418)	$(2,243)
Net cash provided by financing activities	$1,860	$632	$1,228
Operating Cash Flow. Operating cash flows provided $1.8 million in cash during the three-month period of 2025 and $0.4 million of cash during the three-month period of 2024. This $1.4 million favorable difference was attributable to an increase in net income (loss) adjusted for non-cash items, which was income of $4.2 million during the three-month period of 2025 compared to income of $1.9 million during the three-month period of 2024, an increase of $2.3 million. This amount was partially offset by an increase in cash used to fund working capital items, which was $2.4 million during three-month period of 2025 compared to $1.5 million during three-month period of 2024, an increase of $0.9 million. The increase in net income (loss) adjusted for non-cash items, was primarily attributable to higher revenue and gross profit in 2025, offset partially by increased general and administrative expenses described above. The use of cash for working capital items during the three-month period of 2025 included a $2.1 million increase in accounts receivable and a $1.6 million decrease in accounts payable and other liabilities net of capital items. These cash flow sources were partially offset by a $0.7 million decrease in other assets, a $0.4 million decrease in inventories and a $0.1 million decrease in other current assets. The cash used for working capital items during the three-month period of 2024 included a $1.1 million decrease in accounts payable and other liabilities net of capital items, a $0.7 million increase in other current assets, and a $0.2 million increase in accounts receivable. These uses of cash were partially offset by a $0.4 million decrease in other assets and a $0.2 million decrease in inventories.
The increase in accounts receivable during both periods was mainly due to the sequential increase in quarterly revenue during each period. This increase was greater during the three-month period of 2025 when the revenue increased by a higher amount. Accounts payable and other liabilities net of capital items decreased by $1.6 million during the three-month period of 2025 and decreased $1.1 million during the three-month period of 2024, representing a $0.5 million unfavorable cash flow swing, mainly due to an increase in the amount paid in 2025 for the 2024 short-term incentive bonus plan as compared to the amount paid in 2024 for the 2023 short-term incentive bonus plan. The higher increase in inventories during 2025 reflected the higher revenue growth during that period. The higher 2025 decrease in other assets was due to lower long-term lease receivables due to customer payments received and a decrease in the amount of equipment sales on leases during 2025 as compared to 2024.
Investing Cash Flow. Net cash used in investing activities was $2.7 million for the three-month period of 2025 compared to $0.4 million for the three-month period of 2024, an increase of $2.2 million. The increase was due to an increase totaling $1.7 million in cash used to purchase medical equipment and other property and equipment during the three-month period of 2025 compared to the three-month period of 2024. Purchases of medical equipment were higher during 2025 compared to 2024 because a higher portion of the revenue growth in 2024 came from rental revenues that require capital equipment purchases.
Financing Cash Flow. Net cash provided by financing activities for the three-month period of 2025 was $1.9 million compared to $0.6 million for the three-month period of 2024. The amount of cash flow provided by financing activities during 2025 included net revolving line of credit borrowings under the 2021 Credit Agreement totaling $4.8 million and cash proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million. These amounts were partially offset by $2.9 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.2 million. Cash provided by financing activities during 2024 primarily related to net revolving line of credit borrowings under the 2021 Credit Agreement totaling $0.8 million and $0.2 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds combined. These amounts were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.4 million.

Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2024.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three months ended March 31, 2025. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both March 31, 2025 and December 31, 2024.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 8 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three months ended March 31, 2025 and 2024, respectively.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1, 2025 through January 31, 2025	—	$—	—	$18,819,906
February 1, 2025 through February 28, 2025	321,885	$8.03	301,071	$16,402,306
March 1, 2025 through March 31, 2025	90,153	$5.90	80,902	$15,925,147
Total	412,038	$7.60	381,973
(a) Of the 412,038 shares of common stock presented in the table above, 30,065 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 30,065 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2025, the Company had repurchased 553,745 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2014).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1
Separation Agreement, dated March 31, 2025, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 1, 2025).

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

INFUSYSTEM HOLDINGS, INC.

Date: May 8, 2025	/s/ Richard DiIorio
Richard DiIorio
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)