Form 10-Q
period 2025-06-30
InfuSystem Holdings, Inc
filed 2025-08-05
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, 20,425,964 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$720	$527
Accounts receivable, net	24,481	21,155
Inventories, net	5,668	6,528
Other current assets	3,931	3,955

Total current assets	34,800	32,165
Medical equipment for sale or rental	2,314	3,157
Medical equipment in rental service, net of accumulated depreciation	36,862	39,175
Property & equipment, net of accumulated depreciation	3,808	4,030
Goodwill	3,710	3,710
Intangible assets, net	7,150	6,456
Operating lease right of use assets	4,868	5,374
Deferred income taxes	5,956	7,188
Derivative financial instruments	949	1,481
Other assets	432	878

Total assets	$100,849	$103,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,318	$9,848
Other current liabilities	6,543	7,813

Total current liabilities	15,861	17,661
Long-term debt	26,347	23,864
Operating lease liabilities, net of current portion	4,107	4,560

Total liabilities	46,315	46,085

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,425,964 shares issued and outstanding as of June 30, 2025 and 21,272,351 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	115,338	113,868
Accumulated other comprehensive income	717	1,119
Retained deficit	(61,523)	(57,460)

Total stockholders’ equity	54,534	57,529

Total liabilities and stockholders’ equity	$100,849	$103,614

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net revenues	$36,002	$33,698	$70,718	$65,693
Cost of revenues	16,128	17,030	31,677	32,551
Gross profit	19,874	16,668	39,041	33,142

Selling, general and administrative expenses:
Amortization of intangibles	247	247	495	495
Selling and marketing	2,704	3,042	5,689	6,418
General and administrative	13,146	11,524	28,462	25,219

Total selling, general and administrative	16,097	14,813	34,646	32,132

Operating income	3,777	1,855	4,395	1,010
Other expense:
Interest expense	(373)	(484)	(709)	(940)
Other income (expense)	42	(63)	13	(60)

Income before income taxes	3,446	1,308	3,699	10
Provision for income taxes	(847)	(591)	(1,367)	(405)
Net income (loss)	$2,599	$717	$2,332	$(395)
Net income (loss) per share:
Basic	$0.12	$0.03	$0.11	$(0.02)
Diluted	$0.12	$0.03	$0.11	$(0.02)
Weighted average shares outstanding:
Basic	20,806,967	21,299,089	20,965,114	21,262,429
Diluted	21,056,460	21,711,198	21,288,370	21,262,429

Comprehensive income (loss):
Net income (loss)	$2,599	$717	$2,332	$(395)
Other comprehensive income (loss):
Unrealized (loss) gain on hedges	(203)	(1)	(532)	273
Benefit from (provision for) income tax on unrealized hedge gain	50	—	130	(66)
Net comprehensive income (loss)	$2,446	$716	$1,930	$(188)
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at March 31, 2024	21,290	$2	$110,715	$(59,737)	$1,296	$52,276
Shares issued upon restricted stock vesting and option exercise	105	—	39	—	—	39
Stock-based compensation expense	—	—	998	—	—	998
Common stock repurchased as part of share repurchase program	(41)	—	—	(283)	—	(283)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(39)	—	(259)	—	—	(259)
Other comprehensive loss	—	—	—	—	(1)	(1)
Net income	—	—	—	717	—	717
Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487

Balances at March 31, 2025	20,974	$2	$114,898	$(60,622)	$870	$55,148
Shares issued upon restricted stock vesting and option exercise	85	—	—	—	—	—
Stock-based compensation expense	—	—	661	—	—	661
Common stock repurchased as part of share repurchase program	(597)	—	—	(3,500)	—	(3,500)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(36)	—	(221)	—	—	(221)
Other comprehensive loss	—	—	—	—	(153)	(153)
Net income	—	—	—	2,599	—	2,599
Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534

Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	211	—	39	—	—	39
Stock-based compensation expense	—	—	2,055	—	—	2,055
Employee stock purchase plan	26	—	186	—	—	186
Common stock repurchased as part of share repurchase program	(41)	—	—	(283)	—	(283)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(78)	—	(624)	—	—	(624)
Other comprehensive income	—	—	—	—	207	207
Net loss	—	—	—	(395)	—	(395)
Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487

Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	164	—	—	—	—	—
Stock-based compensation expense	—	—	1,769	—	—	1,769
Employee stock purchase plan	35	—	159	—	—	159
Common stock repurchased as part of share repurchase program	(979)	—	—	(6,395)	—	(6,395)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(66)	—	(458)	—	—	(458)
Other comprehensive loss	—	—	—	—	(402)	(402)
Net income	—	—	—	2,332	—	2,332
Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024

OPERATING ACTIVITIES
Net income (loss)	$2,332	$(395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	39	(194)
Depreciation	6,166	5,438
Loss on disposal of and reserve adjustments for medical equipment	380	316
Gain on sale of medical equipment	(1,723)	(1,036)
Amortization of intangible assets	495	495
Amortization of deferred debt issuance costs	39	39
Stock-based compensation	1,769	2,055
Deferred income taxes	1,363	405
Changes in assets - (increase)/decrease:
Accounts receivable	(2,089)	(1,203)
Inventories	863	(437)
Other current assets	24	(446)
Other assets	1,106	914
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(1,975)	(3,265)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,789	2,686

INVESTING ACTIVITIES
Acquisition of business	(1,412)	—
Purchase of medical equipment	(4,314)	(8,796)
Purchase of property and equipment	(348)	(519)
Proceeds from sale of medical equipment, property and equipment	1,728	2,201
NET CASH USED IN INVESTING ACTIVITIES	(4,346)	(7,114)

FINANCING ACTIVITIES
Principal payments on long-term debt	(30,261)	(26,744)
Cash proceeds from long-term debt	32,717	31,769
Debt issuance costs	(12)	—
Common stock repurchased as part of share repurchase program	(6,395)	(283)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(458)	(624)
Cash proceeds from exercise of options and ESPP	159	225
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,250)	4,343

Net change in cash and cash equivalents	193	(85)
Cash and cash equivalents, beginning of period	527	231
Cash and cash equivalents, end of period	$720	$146
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
3.Business Combinations
Acquisition Accounted for Using the Purchase Method
On May 30, 2025 (the “Closing Date”), the Company acquired certain assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company based in Florida. As part of the Company’s Patient Services segment, this acquisition supplements the Company’s existing wound care business by providing access to an advanced patient service fulfillment know-how and software platform that the Company plans to integrate into its existing operations. Apollo’s results of operation are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) since the Closing Date.
Purchase Price Allocation
Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date. The preliminary purchase price allocation was primarily based upon a valuation using management’s estimates and assumptions. Upon completion of the final purchase price allocation, the Company expects to specifically identify intangible assets and allocate the excess of the purchase price over the net assets to goodwill, if any. The preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Apollo
Accounts receivable	$263
Other assets	6
Intangible assets	1,189
Accounts payable and other current liabilities	(46)
Total purchase price	$1,412
As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,
	2025		2024
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$651	1.8%	$730	2.2%
Third-Party Payer products	4,108	11.4%	3,695	11.0%
Patient Services revenue recognized over time:
Direct rental services	1,935	5.4%	1,928	5.7%
Third-Party Payer rental services	12,584	35.0%	11,889	35.3%
Total Patient Services accounted for under ASC 606	19,278	53.5%	18,242	54.1%
Device Solutions revenue recognized at a point in time:
Products	4,465	12.4%	3,943	11.7%
Services	2,733	7.6%	2,457	7.3%
Device Solutions revenue recognized over time:
Services	1,747	4.9%	2,040	6.1%
Total Device Solutions accounted for under ASC 606	8,945	24.8%	8,440	25.0%
Total Revenue Accounted for under ASC 606	28,223	78.4%	26,682	79.2%
Patient Services lease revenue	2,239	6.2%	2,004	5.9%
Device Solutions lease revenue	5,540	15.4%	5,012	14.9%
Total Revenue accounted for under ASC 842, Leases	7,779	21.6%	7,016	20.8%
Total Net Revenue	$36,002	100.0%	$33,698	100.0%

	Six Months Ended June 30,
	2025		2024
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$1,290	1.8%	$1,345	2.0%
Third-Party Payer products	8,058	11.4%	7,267	11.1%
Patient Services revenue recognized over time:
Direct rental services	3,849	5.4%	3,800	5.8%
Third-Party Payer rental services	24,800	35.1%	22,866	34.8%
Total Patient Services accounted for under ASC 606	37,997	53.7%	35,278	53.7%
Device Solutions revenue recognized at a point in time:
Products	8,466	12.0%	8,155	12.4%
Services	5,083	7.2%	4,867	7.4%
Device Solutions revenue recognized over time:
Services	3,603	5.1%	4,009	6.1%
Total Device Solutions accounted for under ASC 606	17,152	24.3%	17,031	25.9%
Total Revenue Accounted for under ASC 606	55,149	78.0%	52,309	79.6%
Patient Services Lease Revenue	4,295	6.1%	3,559	5.4%
Device Solutions Lease Revenue	11,274	15.9%	9,825	15.0%
Total Revenue accounted for under ASC 842, Leases	15,569	22.0%	13,384	20.4%
Total Net Revenue	$70,718	100.0%	$65,693	100.0%

Contract Balances

(dollars in thousands)	As of June 30, 2025	As of December 31, 2024	$ Change
Accounts receivable, net	$24,481	$21,155	$3,326
Contract assets	$759	$570	$189
Contract liabilities	$88	$—	$88
The change in contract assets during the six months ended June 30, 2025 included $4.8 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was partially offset by $4.6 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets.
The change in contract liabilities during the six months ended June 30, 2025 was mainly due to the increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities on the Company's condensed consolidated balance sheets.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Medical equipment for sale or rental	$2,339	$3,182
Medical equipment for sale or rental - pump reserve	(25)	(25)
Medical equipment for sale or rental - net	2,314	3,157

Medical equipment in rental service	108,394	107,028
Medical equipment in rental service - pump reserve	(2,805)	(2,530)
Accumulated depreciation	(68,727)	(65,323)
Medical equipment in rental service - net	36,862	39,175

Total	$39,176	$42,332
Depreciation expense for medical equipment for the three and six months ended June 30, 2025 was $2.8 million and $5.6 million compared to $2.5 million and $4.8 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the six months ended June 30, 2025 and 2024, $1.1 million and $3.1 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,384	$(4,902)	$1,482	$6,180	$(4,588)	$1,592
Automobiles	66	(66)	—	87	(87)	—
Leasehold improvements	5,088	(2,762)	2,326	4,911	(2,473)	2,438

Total	$11,538	$(7,730)	$3,808	$11,178	$(7,148)	$4,030
Depreciation expense for property and equipment for both the three and six months ended June 30, 2025 was $0.3 million and $0.6 million compared to $0.3 million and $0.6 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the six months ended June 30, 2025 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2024	$3,710
Goodwill acquired	—
Balance as of June 30, 2025	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	38,834	(35,332)	3,502	38,834	(34,996)	3,838
Non-competition agreements	472	(397)	75	472	(349)	123
Unpatented technology	943	(595)	348	943	(528)	415
Software	10,300	(10,250)	50	10,300	(10,220)	80
Acquisition - Apollo	1,189	(14)	1,175	—	—	—

Total nonamortizable and amortizable intangible assets	$53,761	$(46,611)	$7,150	$52,572	$(46,116)	$6,456
Amortization expense for both the three and six months ended June 30, 2025 and 2024 was $0.2 million and $0.5 million, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2025 is as follows (in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter	Total

Amortization expense	$413	$695	$641	$518	$507	$2,376	$5,150

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
The 2021 Credit Agreement and First Amendment were accounted for as debt modifications. As of June 30, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.

The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	June 30, 2025	December 31, 2024

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(26,580)	(24,124)
Availability on Revolving Facility	$48,420	$50,876
The Company had future maturities of its long-term debt as of June 30, 2025 as follows (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Revolving Facility	$—	$—	$—	$26,580	$—	$26,580
Total	$—	$—	$—	$26,580	$—	$26,580
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2025			December 31, 2024
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$26,580	$26,580	$—	$24,124	$24,124
Unamortized value of debt issuance costs	—	(233)	(233)	—	(260)	(260)
Total	$—	$26,347	$26,347	$—	$23,864	$23,864
As of June 30, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2025 was 6.41% (Adjusted Term SOFR of 4.31% plus 2.10%). The actual ABR loan rate at June 30, 2025 was 8.50% (lender’s prime rate of 7.50% plus 1.00%).
Subsequent Event - Amendment to Credit Facility
Subsequent to quarter-end, on July 15, 2025, the Company entered into a Second Amendment to the 2021 Credit Agreement (the “Second Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things, an extension of the maturity date for the 2021 Credit Agreement to July 15, 2030.
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	June 30, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$949

	December 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,481

The tables below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended June 30,
	2025	2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$870	$1,296
Unrealized (loss) gain recognized in AOCI	(73)	179
Amounts reclassified to interest expense (a)	(130)	(180)
Tax benefit (provision)	50	—
Ending balance	$717	$1,295

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2025 and 2024 was $0.4 million and $0.5 million, respectively.

	Six Months Ended June 30,
	2025	2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,119	$1,088
Unrealized (loss) gain recognized in AOCI	(273)	635
Amounts reclassified to interest expense (a) (b)	(259)	(362)
Tax benefit (provision)	130	(66)
Ending balance	$717	$1,295

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2025 and 2024 was $0.7 million and $0.9 million, respectively.

(b) As of June 30, 2025, $0.4 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the six months ended June 30, 2025.
10.Income Taxes
During the three months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes totaling $0.8 million and a provision for income taxes totaling $0.6 million, respectively, on pre-tax income of $3.4 million and $1.3 million, respectively, representing effective tax rates of 24.6% and 45.2%, respectively. During the six months ended June 30, 2025, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $3.7 million representing an effective tax rate of 37.0%. During the six months ended June 30, 2024, the Company recorded a provision for income taxes totaling $0.4 million on pre-tax losses of less than $0.1 million. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.

Subsequent Event –Enactment of New Tax Law

On July 4, 2025, the United States enacted into law the legislation formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”)—and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The legislation takes effect in the third quarter of 2025. While the Company continues to evaluate the impact of OBBBA, the Company does not expect the impact to be material to the consolidated financial statements and disclosures.
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
12.Earnings (Loss) Per Share
Basic income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (in thousands):	2025	2024	2025	2024
Net income (loss)	$2,599	$717	$2,332	$(395)
Denominator:
Weighted average common shares outstanding:
Basic	20,806,967	21,299,089	20,965,114	21,262,429
Dilutive effect of common stock equivalents	249,493	412,109	323,256	—
Diluted	21,056,460	21,711,198	21,288,370	21,262,429
Net income (loss) per share:
Basic	$0.12	$0.03	$0.11	$(0.02)
Diluted	$0.12	$0.03	$0.11	$(0.02)
For the three months ended June 30, 2025 and 2024, respectively, 2,644,684 and 1,917,188 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2025, there were 2,447,499 of outstanding options and unvested restricted stock units with an exercise price above the market value for the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2024, all outstanding options and restricted stock units were anti-dilutive due to the Company's net losses for the period and therefore not included in the calculation.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the Company’s existing 2021 Credit Agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of June 30, 2025, the Company had repurchased and retired approximately $7.6 million, or 1,150,112 shares, of the Company's outstanding common stock under the Share Repurchase Program.
13.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”).
Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	503,894	$8.55
Granted	227,539	6.09
Vested	(95,335)	9.44
Vested shares forgone to satisfy minimum statutory withholding	(53,440)	9.44
Forfeitures	(71,444)	7.21
Unvested at June 30, 2025	511,214	$7.39

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Weighted average grant date fair value of awards granted	$5.91	$6.41	$6.09	$7.52
Total fair value of shares vested	$297,865	$112,198	$679,601	$747,525
Total fair value of shares forgone to satisfy minimum statutory withholding	$220,485	$92,150	$380,389	$464,343
Performance-Based Restricted Stock Units (“PSU”)

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	189,221	$7.92
Granted	364,905	5.70
Forfeitures	(121,324)	9.17
Unvested at June 30, 2025	432,802	$5.70

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Weighted average grant date fair value of awards granted	$5.70	$5.69	$5.70	$5.69
Total fair value of shares vested	$—	$83,862	$—	$83,862
Total fair value of shares forgone to satisfy minimum statutory withholding	$—	$67,137	$—	$67,137

Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	535,667	$7.00	3.57	$1,588,137
Exercised	(7,024)	2.60
Exercised shares forgone to satisfy minimum statutory withholding	(7,458)	2.60
Shares tendered for cashless exercise	(10,518)	2.60
Forfeitures and expirations	(50,750)	6.99

Outstanding at June 30, 2025	459,917	$7.24	3.62	$789,568

Exercisable at June 30, 2025	459,917	$7.24	3.62	$789,568
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,840,786	$8.93	8.54	$1,504,894
Granted	869,421	6.04
Forfeitures and expirations	(216,077)	6.96

Outstanding at June 30, 2025	2,494,130	$8.10	8.61	$173,265

Exercisable at June 30, 2025 (a)	1,117,523	$9.80	7.70	$—
(a) Aggregate Intrinsic Value - no exercisable options were in-the-money as of June 30, 2025.
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options:	2025	2024	2025	2024
Expected volatility	47% to 50%	46%	46% to 50%	46% to 51%
Risk free interest rate	3.87% to 3.98%	4.60%	3.87% to 4.01%	4.25% to 4.60%
Expected lives at date of grant (in years)	4.29	4.08	4.27	4.08
Weighted average fair value of options granted	$2.78	$2.73	$2.73	$2.95
Total intrinsic value of options exercised	$—	$312,195	$89,500	$312,195
14.Leases
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
The components of lease costs for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$514	$472	$1,016	$945
Variable lease cost	101	97	260	172
Total lease cost	$615	$569	$1,276	$1,117

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,084	$965

Right of use assets obtained in exchange for lease obligations:
Operating leases	$37	$—

Increases to right of use assets resulting from lease modifications:
Operating leases	$344	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2025	2024

	Years	Years
Weighted average remaining lease term:	4.9	5.8

	Rate	Rate
Weighted average discount rate:	7.6%	7.8%
Future maturities of lease liabilities as of June 30, 2025 are as follows (in thousands):

Operating Leases
2025	$944
2026	1,903
2027	1,627
2028	1,504
2029	1,396
2030 and thereafter	1,091
Total undiscounted lease payments	8,465
Less: Imputed interest	(2,922)
Total lease liabilities	$5,543
The long-term portion of the lease liabilities included in the amounts above is $4.1 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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

The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net operating lease revenue	$7,679	$6,872	$15,382	$12,983
Sales-type lease revenue	100	144	187	401
Total lease revenue	$7,779	$7,016	$15,569	$13,384

The components of our net investment in sales-type leases as of June 30, 2025 and December 31, 2024 were (in thousands):

	June 30, 2025	December 31, 2024
Lease receivable	$1,423	$1,934
Net investment in leases	$1,423	$1,934
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$1,165	$1,207
Other assets	258	727
Total	$1,423	$1,934
Future maturities of sales-type leases as of June 30, 2025 are as follows (in thousands):

Sales-Type Leases
2025	$704
2026	733
2027	105
2028	7
2029	—
Thereafter	—
Total undiscounted lease payments	1,549
Less: Imputed interest	(126)
Total lease receivables	$1,423

15.Business Segment Information
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

The financial information summarized below is presented by reportable segment for the three months ended June 30, 2025 and 2024:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$21,518	$14,484	$—	$36,002
Net revenues - internal	—	1,771	(1,771)	—
Total net revenues	21,518	16,255	(1,771)	36,002

Significant Segment Expenses:
Supplies and material costs	5,777	4,803	(1,771)	8,809
Employee-related expenses	—	4,415	—	4,415
Depreciation	1,852	934	—	2,786
Other segment items (a)	86	32	—	118
Gross profit	13,803	6,071	—	19,874

Selling, general and administrative expenses				16,097
Interest expense				(373)
Other income				42

Income before income taxes				$3,446

Total assets	$52,285	$46,564	$2,000	$100,849
Purchases of medical equipment	$493	$537	$—	$1,030
Depreciation and amortization of intangible assets	$2,119	$1,222	$—	$3,341

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$20,246	$13,452	$—	$33,698
Net revenues - internal	—	1,742	(1,742)	—
Total net revenues	20,246	15,194	(1,742)	33,698

Significant Segment Expenses:
Supplies and material costs	4,895	5,615	(1,742)	8,768
Employee-related expenses	—	5,532	—	5,532
Depreciation	1,683	789	—	2,472
Other segment items (a)	224	34	—	258
Gross profit	13,444	3,224	—	16,668

Selling, general and administrative expenses				14,813
Interest expense				(484)
Other expense				(63)

Income before income taxes				$1,308

Total assets	$58,790	$47,737	$2,000	$108,527
Purchases of medical equipment	$3,465	$3,838	$—	$7,303
Depreciation and amortization of intangible assets	$1,959	$1,074	$—	$3,033

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.
The financial information summarized below is presented by reportable segment for the six months ended June 30, 2025 and 2024:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$42,292	$28,426	$—	$70,718
Net revenues - internal	—	3,653	(3,653)	—
Total net revenues	42,292	32,079	(3,653)	70,718

Significant Segment Expenses:
Supplies and material costs	11,310	9,351	(3,653)	17,008
Employee-related expenses	—	8,731	—	8,731
Depreciation	3,686	1,877	—	5,563
Other segment items (a)	308	67	—	375
Gross profit	$26,988	$12,053	$—	$39,041

Selling, general and administrative expenses				34,646
Interest expense				(709)
Other income				13

Income before income taxes				$3,699

Total assets	$52,285	$46,564	$2,000	$100,849
Purchases of medical equipment	$2,269	$2,045	$—	$4,314
Depreciation and amortization of intangible assets	$4,201	$2,460	$—	$6,661

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$38,837	$26,856	$—	$65,693
Net revenues - internal	—	3,455	(3,455)	—
Total net revenues	38,837	30,311	(3,455)	65,693

Significant Segment Expenses:
Supplies and material costs	9,736	11,259	(3,455)	17,540
Employee-related expenses	—	9,979	—	9,979
Depreciation	3,256	1,561	—	4,817
Other segment items (a)	127	88	—	215
Gross profit	$25,718	$7,424	$—	$33,142

Selling, general and administrative expenses				32,132
Interest expense				(940)
Other expense				(60)

Income before income taxes				$10

Total assets	$58,790	$47,737	$2,000	$108,527
Purchases of medical equipment	$3,815	$4,981	$—	$8,796
Depreciation and amortization of intangible assets	$3,815	$2,118	$—	$5,933

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
InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following represents the Company’s results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	Better (Worse)

Net revenues:
Patient Services	$21,518	$20,246	$1,272
Device Solutions	16,255	15,194	1,061
Less: elimination of inter-segment revenues (a)	(1,771)	(1,742)	(29)
Total Device Solutions	14,484	13,452	1,032
Total	36,002	33,698	2,304
Gross profit:
Patient Services	13,803	13,444	359
Device Solutions	6,071	3,224	2,847
Total	19,874	16,668	3,206
Selling, general and administrative expenses:
Amortization of intangibles	247	247	—
Selling and marketing	2,704	3,042	338
General and administrative	13,146	11,524	(1,622)
Total selling, general and administrative expenses	16,097	14,813	(1,284)
Operating income	3,777	1,855	1,922
Other expense	(331)	(547)	216
Income before income taxes	3,446	1,308	2,138
Provision for income taxes	(847)	(591)	(256)
Net income	$2,599	$717	$1,882
Net income per share:
Basic	$0.12	$0.03	$0.09
Diluted	$0.12	$0.03	$0.09
Weighted average shares outstanding:
Basic	20,806,967	21,299,089	(492,122)
Diluted	21,056,460	21,711,198	(654,738)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended June 30, 2025 (“second quarter of 2025”) were $36.0 million, an increase of $2.3 million, or 6.8%, compared to $33.7 million for the quarter ended June 30, 2024 (“second quarter of 2024”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $21.5 million increased $1.3 million, or 6.3%, during the second quarter of 2025 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-

party payer collections in Oncology and Wound Care, offset partially by lower revenue volume in Pain Management. The improved volume and collections benefited Oncology revenue by $0.7 million, or 4.0% and Wound Care by $0.8 million, or 175%. Pain Management revenue decreased by $0.2 million, or 15.4%. Pain management was lower mainly due to timing of shipments to a large customer.
Device Solutions
Device Solutions net revenue of $14.5 million increased $1.0 million, or 7.7%, during the second quarter of 2025 compared to the prior year period. This increase included increased medical equipment sales of $0.6 million, or 40.0%, and higher rental revenue totaling $0.5 million, or 10.5%. Higher medical equipment sales were due to rental buyouts by certain existing rental customers and sales to new customers. The increase in rental revenue was mainly attributable to new customers added since the second quarter of 2024.
Gross Profit
Gross profit for the second quarter of 2025 of $19.9 million increased by $3.2 million, or 19.2%, compared to the second quarter of 2024. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue (“gross margin”). Gross margin was 55.2% during the second quarter of 2025 compared to 49.5% during the prior year period, an increase of 5.7%. Gross profit was higher in both the Patient Services and Devices Solutions segments whereas gross margin was lower in the Patient Services segment and higher in the Device Solutions segment.
Patient Services
Patient Services gross profit was $13.8 million during the second quarter of 2025, representing an increase of $0.4 million, or 2.7%, compared to the prior year period. The increase reflected the higher net revenue offset partially by lower gross margin, which decreased from the prior year by 2.3% to 64.1%. The decrease in gross margin reflected a change in revenue mix offset partially by lower missing pump reserve expense and improved coverage of fixed costs from higher net revenue. The unfavorable revenue mix impacting gross margin was mainly related to the increase in revenue related to the higher wound care net revenue, which has a lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the second quarter of 2025 was $6.1 million, representing an increase of $2.8 million, or 88.3%, compared to the prior year. This increase was partially due to a $0.6 million error correction during the prior year which did not repeat in the current year. The remaining $2.2 million increase was due to the increase in net revenue and an increased gross margin. The Device Solutions gross margin was 41.9% during the current quarter, which was 17.9% higher than the prior year period. A portion of the increase was due to the error correction in the prior year which reduced gross margin during that period by 4.1%. The remaining 13.8% increase was due to improved procurement costs for materials, increased biomedical productivity and favorable sales mix involving higher margin products including rental revenue and sales of used medical equipment.
Selling and Marketing Expenses
Selling and marketing expenses were $2.7 million for the second quarter of 2025, representing a decrease of 11.1%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues decreased to 7.5% compared to 9.0% in the prior year period. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from higher net revenues. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the second quarter of 2025 were $13.1 million, an increase of $1.6 million, or 14.1%, from the second quarter of 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase over the prior year included $0.6 million of expenses related to information technology and business applications upgrades in 2025 as part of a project that began in the second half of 2024. Additional expenses above 2024 levels included personnel directly related to the increased net revenue including revenue cycle personnel totaling $0.8 million and a $0.4 million higher expense accrual for short-term incentive compensation. Other increased expenses totaling $0.2 million were indirectly associated with revenue volume growth including the cost of information technology, general business expenses and included inflationary increases. These increases were partially offset by a $0.3 million reduction in stock-based compensation mainly related to the forfeiture of stock-based awards by the outgoing CEO. G&A expenses as a percentage of net revenues for the second quarter of 2025 increased to 36.5% from 34.2% for the prior year period.
Other Expenses
During the second quarter of 2025, other expense included interest expense of $0.4 million, which was $0.1 million lower than interest expense for the second quarter of 2024. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the second quarter of 2025 compared to the second quarter of 2024, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the second quarter of 2025, the Company recorded a provision for income taxes totaling $0.8 million on pre-tax income of $3.4 million, representing an effective tax rate of 25%. During the second quarter of 2024, the Company recorded a provision for income taxes of $0.6 million on a pre-tax income of $1.3 million, representing an effective tax rate of 45%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weigh heavier on the effective tax rate when pre-tax earnings are close to break even.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following represents the Company’s results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	Better/ (Worse)

Net revenues:
Patient Services	$42,292	$38,837	$3,455
Device Solutions	32,079	30,311	1,768
Less: elimination of inter-segment revenues (a)	(3,653)	(3,455)	(198)
Total Device Solutions	28,426	26,856	1,570
Total	70,718	65,693	5,025
Gross profit:
Patient Services	26,988	25,718	1,270
Device Solutions	12,053	7,424	4,629
Total	39,041	33,142	5,899
Selling, general and administrative expenses:
Amortization of intangibles	495	495	—
Selling and marketing	5,689	6,418	729
General and administrative	28,462	25,219	(3,243)
Total selling, general and administrative expenses	34,646	32,132	(2,514)
Operating income	4,395	1,010	3,385
Other expense	(696)	(1,000)	304
Income before income taxes	3,699	10	3,689
Provision for income taxes	(1,367)	(405)	(962)
Net income (loss)	$2,332	$(395)	$2,727
Net income (loss) per share:
Basic	$0.11	$(0.02)	$0.13
Diluted	$0.11	$(0.02)	$0.13
Weighted average shares outstanding:
Basic	20,965,114	21,262,429	(297,315)
Diluted	21,288,370	21,262,429	25,941

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the six-month period ended June 30, 2025 (“first half of 2025”) were $70.7 million, an increase of $5.0 million, or 7.6%, compared to $65.7 million for the six-month period ended June 30, 2024 (“first half of 2024”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $42.3 million increased $3.5 million, or 8.9%, during the first half of 2025 compared to the same prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections totaling $3.7 million offset partially by $0.2 million lower revenue from sales-type leases of NPWT pumps.

The improved volume and collections benefited Oncology revenue by $2.5 million or 7.0%, and Wound Care treatment revenue by $1.3 million, or 155.3%. These increases were partially offset by lower Pain Management revenue $0.1 million, or 4.3%, which was mainly due to shipment timing to a large customer.
Device Solutions
Device Solutions net revenue of $28.4 million increased $1.6 million, or 5.8%, during the first half of 2025 compared to the same prior year period. This increase included higher rental revenue totaling $1.4 million, or 14.7% and higher medical equipment sales, which increased by $0.3 million, or 9.2%. These increases were partially offset by lower biomedical services revenue, which decreased by $0.2 million, or 2.1%. The increase in rental revenue was mainly attributable to new customers added during and since the second quarter of 2024. Higher medical equipment sales were due to rental buyouts by certain existing rental customers and sales to new customers. Lower biomedical services revenue reflected a reduction in devices under contract with GE Healthcare offset partially by additional volume with other customers.
Gross Profit
Gross profit of $39.0 million for the first half of 2025 increased $5.9 million, or 17.8%, from $33.1 million for the first half of 2024. This increase was due to the increase in net revenues and by a higher gross margin. Gross profit increased for both the Patient Services and Device Solutions segments. Gross margin increased to 55.2% during the first half of 2025 compared to 50.4% during the same prior year period. Gross margin was lower for the Patient Services segment and higher for the Device Solutions segment.
Patient Services
Patient Services gross profit was $27.0 million during the first half of 2025, representing an increase of $1.3 million, or 4.9%, compared to the same prior year period. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 2.4% to 63.8%. The decrease in gross margin reflected higher pump disposal expenses and unfavorable product mix favoring lower gross margin revenues. These impacts were partially offset by increased third-party payer collections and improved coverage of fixed costs from higher net revenue. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatment revenue, which has lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, increased by $0.2 million during the first half of 2025 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the first half of 2025 was $12.1 million, representing an increase of $4.6 million, or 62.4%, compared to the same prior year period. The increase was partially due to a $0.6 million error correction during the prior year which did not repeat in the current year. The remaining $4.0 million improvement reflected increased net revenue and higher gross margin. The Device Solutions gross margin was 42.4% during the current period, which was 14.8% higher than the same prior year period. A portion of this increase was due to the error correction in the prior year which reduced gross margin during that period by 2.3%. The remaining 12.5% increase was attributable to improved procurement costs for materials, increased biomedical productivity and favorable product mix favoring higher gross margin revenues, such as rental revenue and sales of used equipment.
Selling and Marketing Expenses
Selling and marketing expenses for the first half of 2025 were $5.7 million, representing a decrease of $0.7 million, or 11.4%, compared to selling and marketing expenses for the first half of 2024. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses. Selling and marketing expenses as a percentage of net revenues was 8.0% representing a decrease from the prior year period amount of 9.8%. This decrease reflected a reduction in sales team members and improved coverage of fixed costs from higher net revenues.
General and Administrative Expenses
G&A expenses for the first half of 2025 were $28.5 million, an increase of $3.2 million, or 12.9%, from the first half of 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO, which was substantially in accordance with his employment agreement. This amount was higher than the total of one-time expenses in 2024 which included a $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase, net of these amounts of $3.2 million, included $1.1 million of expenses related to information technology and business applications upgrades in 2025 as part of a project that began in the second half of 2024. Additional expenses above 2024 levels included personnel directly related to the increased net revenue including revenue cycle personnel and general business expenses totaling $2.2 million and a $0.2 million increase in the company's bad debt accrual which was a benefit in the prior year but an expense amount during 2025. These increases were partially offset by a $0.3 million reduction in stock-based compensation mainly related to the forfeiture of stock-based awards by the outgoing CEO. G&A expenses as a percentage of net revenues for the first half of 2025 increased to 40.2% compared to 38.4% for the same prior year period.
Other Expenses
During the first half of 2025, other income and expense included interest expense of $0.7 million, which was $0.2 million lower than interest expense for the first half of 2024. This decrease was due to a decrease in average outstanding borrowings on the 2021 Credit Agreement revolving line of credit partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the first half of 2025, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $3.7 million representing an effective tax rate of 37%. The pre-tax income amount included significant non-deductible expenses including the severance expense for the outgoing CEO which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses also included a shortfall in the amount of stock compensation expense recognizable for tax purposes verses the amount recognized for book purposes. Together, these items impacted tax expense by $0.5 million, or 12% of pre-tax income. During the first half of 2024, the Company recorded a provision for income taxes totaling $0.4 million on a slight amount of pre-tax income. These amounts differed from the U.S. statutory amounts mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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

The following table summarizes our available liquidity (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$720	$527
Availability on revolving facility	48,420	50,876
Available liquidity	$49,140	$51,403
Our liquidity and borrowing plans are established to align with our financial and strategic planning processes and ensure we have the necessary funding to meet our operating commitments, which primarily include the purchase of medical equipment, inventory, payroll and general expenses. We also take into consideration our overall capital allocation strategy, which includes investment for future organic growth, potential acquisitions and share repurchases. We believe we have adequate sources of liquidity and funding available to meet our liquidity requirements for at least the next year from the filing date of this report, as well as for our currently anticipated long-term needs, including our long-term lease obligations discussed above in Note 14 (Leases) in the notes to the accompanying unaudited condensed consolidated financial statements. However, any projections of future earnings and cash flows are subject to substantial uncertainty, including factors such as the successful execution of our business plan and general economic conditions. We may need to access debt and equity markets in the future if unforeseen costs or opportunities arise, to meet working capital requirements, fund acquisitions or investments or repay indebtedness under the 2021 Credit Agreement. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions as well as our financial condition and results of operations at the time we seek additional financing.
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as of the applicable balance sheet date (in thousands):

	June 30, 2025	December 31, 2024
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(26,580)	(24,124)
Availability on Revolving Facility	$48,420	$50,876
As of June 30, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the First Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.00% to 3.00% for Term Benchmark Loans and 1.00% to 2.00% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2025 was 6.41% (Adjusted Term SOFR of 4.31% plus 2.10%). The actual ABR loan rate at June 30, 2025 was 8.50% (lender’s prime rate of 7.50% plus 1.00%). As of June 30, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
On July 15, 2025, the Company entered into a Second Amendment to the 2021 Credit Agreement (the "Second Amendment") with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things, an extension of the maturity date for the 2021 Credit Agreement to July 15, 2030.
Share Repurchase Program:
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

As of June 30, 2025, the Company had repurchased and retired approximately $7.6 million, or 1,150,112 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
In millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$8,789	$2,686	$6,103
Net cash used in investing activities	$(4,346)	$(7,114)	$2,768
Net cash used in provided by financing activities	$(4,250)	$4,343	$(8,593)
Operating Cash Flow. Operating cash flows provided $8.8 million in cash during the first half of 2025 and $2.7 million of cash during the first half of 2024. This $6.1 million favorable difference was attributable to an increase in net income (loss) adjusted for non-cash items and a reduction in cash used to fund working capital items. During the first half of 2025 net income (loss) adjusted for non-cash items was $10.9 million, an increase of $3.7 million compared to net income (loss) adjusted for non-cash items of $7.1 million during the first half of 2024. Also during the first half of 2025 cash used to fund working capital items was $2.1 million, a decrease of $2.4 million compared to $4.4 million during first half of 2024. The increase in net income (loss) adjusted for non-cash items, was primarily attributable to higher revenue and gross profit in 2025, offset partially by increased general and administrative expenses described above. The use of cash for working capital items during the first half of 2025 included a $2.1 million increase in accounts receivable and a $2.0 million decrease in accounts payable and other liabilities net of capital items. These cash flow uses were partially offset by a $1.1 million decrease in other assets and a $0.9 million decrease in inventories. The cash used for working capital items during the first half of 2024 included a $3.3 million decrease in accounts payable and other liabilities net of capital items, a $1.2 million increase in accounts receivable and a $0.4 million increase in other current assets. These uses of cash were partially offset by a $0.9 million decrease in other assets and a $0.4 million increase in inventories.
The increase in accounts receivable during both periods was mainly due to the sequential increase in quarterly revenue during each period. This increase was greater during the first half of 2024 when the revenue increased by a higher amount. Accounts payable and other liabilities net of capital items decreased by $2.0 million during the first half of 2025 and decreased $3.3 million during the first half of 2024, representing a $1.3 million unfavorable cash flow swing, mainly due to timing of payments to suppliers, a lower amount of fourth quarter commission accrual as of December 31, 2023 as compared to December 31, 2024 and other timing differences. The increase in inventories during 2024 reflected the higher revenue growth during that period. The increase in other assets during 2024 was due to an increase in long-term lease receivables due to equipment sales on leases during 2025. Equipment sales on leases during 2024 were minimal.
Investing Cash Flow. Net cash used in investing activities was $4.3 million for the first half of 2025 compared to $7.1 million for the first half of 2024, a decrease of $2.8 million. The decrease was due to a decrease totaling $4.7 million in cash used to purchase medical equipment and other property and equipment during the first half of 2025 compared to the first half of 2024. Purchases of medical equipment were higher during 2024 compared to 2025 because a higher portion of the revenue growth in 2024 came from rental revenues that require capital equipment purchases. This decrease was partially offset by cash used in 2025 to acquire certain assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company totaling $1.4 million and a $0.5 million decrease in proceeds from sale of medical equipment, property and equipment. There were no acquisitions in 2024. The decrease in proceeds from sale of medical equipment, property and equipment reflects a lower allocation of equipment sales taken from the Company’s existing fleet versus purchased for sale in 2025 as compared to 2024.
Financing Cash Flow. Cash flow used in financing activities during first half 2025 totaled $4.3 million, included $6.4 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $0.5 million. These amounts were partially offset by net revolving line of credit borrowings under the 2021 Credit Agreement totaling $2.5 million and proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million, combined. Cash provided by financing activities during first half 2024 was $4.3 million and primarily related to net revolving line of credit borrowings under the 2021 Credit Agreement totaling $5.0 million and both $0.2 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds, combined. These amounts were partially offset by cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.6 million and $0.3 million in cash used to repurchase the Company's common stock.

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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and six months ended June 30, 2025. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both June 30, 2025 and December 31, 2024.
We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 9 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and six months ended June 30, 2025 and 2024, respectively. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.
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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1, 2025 through April 30, 2025	855	$4.94	—	$15,925,147
May 1, 2025 through May 31, 2025	363,732	$5.75	328,527	$14,048,976
June 1, 2025 through June 30, 2025	267,840	$6.06	267,840	$12,425,150
Total	632,427	$5.88	596,367
(a) Of the 632,427 shares of common stock presented in the table above, 36,060 shares were originally granted to employees and directors as stock options and restricted stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 36,060 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2025, the Company had repurchased 1,150,112 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 3, 2025).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1
Separation Agreement, dated March 31, 2025, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on April 1, 2025).

10.2
Second Amended and Restated Employment Agreement, dated May 29, 2025, by and between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 3, 2025).

10.3
Second Amendment to Credit Agreement, dated July 15, 2025, by and among InfuSystem Holdings, Inc., InfuSystem, Inc, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 17, 2025).

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

INFUSYSTEM HOLDINGS, INC.

Date: August 5, 2025	/s/ Carrie Lachance
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)