Form 10-Q
period 2025-09-30
InfuSystem Holdings, Inc
filed 2025-11-04
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, 20,336,183 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$955	$527
Accounts receivable, net	24,309	21,155
Inventories, net	5,590	6,528
Other current assets	4,717	3,955

Total current assets	35,571	32,165
Medical equipment for sale or rental	2,931	3,157
Medical equipment in rental service, net of accumulated depreciation	35,262	39,175
Property & equipment, net of accumulated depreciation	3,650	4,030
Goodwill	3,710	3,710
Intangible assets, net	7,077	6,456
Operating lease right of use assets	4,519	5,374
Deferred income taxes	4,812	7,188
Derivative financial instruments	850	1,481
Other assets	499	878

Total assets	$98,881	$103,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,024	$9,848
Other current liabilities	8,694	7,813

Total current liabilities	18,718	17,661
Long-term debt	20,932	23,864
Operating lease liabilities, net of current portion	3,760	4,560

Total liabilities	43,410	46,085

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,327,352 shares issued and outstanding as of September 30, 2025 and 21,272,351 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	116,259	113,868
Accumulated other comprehensive income	642	1,119
Retained deficit	(61,432)	(57,460)

Total stockholders’ equity	55,471	57,529

Total liabilities and stockholders’ equity	$98,881	$103,614

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$36,488	$35,320	$107,206	$101,013
Cost of revenues	15,668	16,275	47,345	48,826
Gross profit	20,820	19,045	59,861	52,187

Selling, general and administrative expenses:
Amortization of intangibles	214	248	709	743
Selling and marketing	2,366	2,755	8,055	9,173
General and administrative	14,429	12,777	42,891	37,996

Total selling, general and administrative	17,009	15,780	51,655	47,912

Operating income	3,811	3,265	8,206	4,275
Other expense:
Interest expense	(330)	(476)	(1,039)	(1,416)
Other expense	(54)	(4)	(41)	(64)

Income before income taxes	3,427	2,785	7,126	2,795
Provision for income taxes	(1,168)	(978)	(2,535)	(1,383)
Net income	$2,259	$1,807	$4,591	$1,412
Net income per share:
Basic	$0.11	$0.08	$0.22	$0.07
Diluted	$0.11	$0.08	$0.22	$0.07
Weighted average shares outstanding:
Basic	20,413,636	21,290,512	20,779,268	21,271,858
Diluted	20,946,607	21,652,457	21,165,787	21,707,835

Comprehensive income:
Net income	$2,259	$1,807	$4,591	$1,412
Other comprehensive income:
Unrealized loss on hedges	(99)	(608)	(631)	(335)
Benefit from income tax on unrealized hedge loss	24	149	154	83
Net comprehensive income	$2,184	$1,348	$4,114	$1,160
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at June 30, 2024	21,315	$2	$111,493	$(59,303)	$1,295	$53,487
Shares issued upon restricted stock vesting and option exercise	1	—	—	—	—	—
Stock-based compensation expense	—	—	1,221	—	—	1,221
Employee stock purchase plan	27	—	156	—	—	156
Common stock repurchased as part of share repurchase program	(109)	—	—	(698)	—	(698)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	(459)	(459)
Net income	—	—	—	1,807	—	1,807
Balances at September 30, 2024	21,234	$2	$112,869	$(58,194)	$836	$55,513

Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534
Shares issued upon restricted stock vesting and option exercise	145	—	55	—	—	55
Stock-based compensation expense	—	—	1,322	—	—	1,322
Employee stock purchase plan	27	—	122	—	—	122
Common stock repurchased as part of share repurchase program	(211)	—	—	(2,168)	—	(2,168)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(60)	—	(578)	—	—	(578)
Other comprehensive loss	—	—	—	—	(75)	(75)
Net income	—	—	—	2,259	—	2,259
Balances at September 30, 2025	20,327	$2	$116,259	$(61,432)	$642	$55,471

Balances at December 31, 2023	21,197	$2	$109,837	$(58,625)	$1,088	$52,302
Shares issued upon restricted stock vesting and option exercise	212	—	39	—	—	39
Stock-based compensation expense	—	—	3,276	—	—	3,276
Employee stock purchase plan	53	—	342	—	—	342
Common stock repurchased as part of share repurchase program	(150)	—	—	(981)	—	(981)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(78)	—	(625)	—	—	(625)
Other comprehensive loss	—	—	—	—	(252)	(252)
Net income	—	—	—	1,412	—	1,412
Balances at September 30, 2024	21,234	$2	$112,869	$(58,194)	$836	$55,513

Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	309	—	55	—	—	55
Stock-based compensation expense	—	—	3,091	—	—	3,091
Employee stock purchase plan	62	—	281	—	—	281
Common stock repurchased as part of share repurchase program	(1,190)	—	—	(8,563)	—	(8,563)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(126)	—	(1,036)	—	—	(1,036)
Other comprehensive loss	—	—	—	—	(477)	(477)
Net income	—	—	—	4,591	—	4,591
Balances at September 30, 2025	20,327	$2	$116,259	$(61,432)	$642	$55,471
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024

OPERATING ACTIVITIES
Net income	$4,591	$1,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	102	(141)
Depreciation	9,236	8,335
Loss on disposal of and reserve adjustments for medical equipment	337	678
Gain on sale of medical equipment	(2,282)	(1,863)
Amortization of intangible assets	709	743
Amortization of deferred debt issuance costs	61	58
Stock-based compensation	3,091	3,276
Deferred income taxes	2,530	1,383
Changes in assets - (increase)/decrease:
Accounts receivable	(2,167)	(1,348)
Inventories	941	(298)
Other current assets	(762)	385
Other assets	1,028	1,137
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(133)	(1,229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,282	12,528

INVESTING ACTIVITIES
Acquisition of business	(1,412)	—
Purchase of medical equipment	(5,341)	(12,162)
Purchase of property and equipment	(427)	(562)
Proceeds from sale of medical equipment, property and equipment	2,582	2,754
NET CASH USED IN INVESTING ACTIVITIES	(4,598)	(9,970)

FINANCING ACTIVITIES
Principal payments on long-term debt	(44,265)	(40,415)
Cash proceeds from long-term debt	41,502	39,231
Debt issuance costs	(230)	—
Common stock repurchased as part of share repurchase program	(8,563)	(981)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,036)	(625)
Cash proceeds from exercise of options and ESPP	336	381
NET CASH USED IN FINANCING ACTIVITIES	(12,256)	(2,409)

Net change in cash and cash equivalents	428	149
Cash and cash equivalents, beginning of period	527	231
Cash and cash equivalents, end of period	$955	$380
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
2.Recent Accounting Pronouncements and Developments
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU requires public entities to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. Public entities are also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosures, in the notes to the financial statements, about the types of expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and disclosures.
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient election that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), to update accounting for software costs that are accounted for under Subtopic 350-40. The ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company’s project to replace its enterprise resource planning application is expected to be completed prior to the required adoption period. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
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

Apollo
Accounts receivable	$140
Other assets	6
Intangible assets	1,330
Accounts payable and other current liabilities	(64)
Total purchase price	$1,412
During the three months ended September 30, 2025 the Company updated the valuation of Apollo with immaterial changes in accounts receivable, intangible assets and other liabilities. As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended September 30,
	2025		2024
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$690	1.9%	$685	1.9%
Third-Party Payer products	4,822	13.2%	3,917	11.1%
Patient Services revenue recognized over time:
Direct rental services	1,985	5.4%	1,923	5.4%
Third-Party Payer rental services	12,723	34.9%	12,277	34.8%
Total Patient Services accounted for under ASC 606	20,220	55.4%	18,802	53.2%
Device Solutions revenue recognized at a point in time:
Products	4,100	11.2%	4,731	13.4%
Services	3,379	9.3%	2,575	7.3%
Device Solutions revenue recognized over time:
Services	1,263	3.5%	1,841	5.2%
Total Device Solutions accounted for under ASC 606	8,742	24.0%	9,147	25.9%
Total Revenue Accounted for under ASC 606	28,962	79.4%	27,949	79.1%
Patient Services lease revenue	2,144	5.9%	1,978	5.6%
Device Solutions lease revenue	5,382	14.8%	5,393	15.3%
Total Revenue accounted for under ASC 842, Leases	7,526	20.6%	7,371	20.9%
Total Net Revenue	$36,488	100.0%	$35,320	100.0%

	Nine Months Ended September 30,
	2025		2024
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$1,979	1.8%	$2,030	2.0%
Third-Party Payer products	12,880	12.0%	11,182	11.1%
Patient Services revenue recognized over time:
Direct rental services	5,834	5.4%	5,724	5.7%
Third-Party Payer rental services	37,522	35.0%	35,144	34.8%
Total Patient Services accounted for under ASC 606	58,215	54.3%	54,080	53.5%
Device Solutions revenue recognized at a point in time:
Products	12,567	11.7%	12,886	12.8%
Services	8,463	7.9%	7,442	7.4%
Device Solutions revenue recognized over time:
Services	4,866	4.5%	5,850	5.8%
Total Device Solutions accounted for under ASC 606	25,896	24.2%	26,178	25.9%
Total Revenue Accounted for under ASC 606	84,111	78.5%	80,258	79.5%
Patient Services Lease Revenue	6,438	6.0%	5,537	5.5%
Device Solutions Lease Revenue	16,657	15.5%	15,218	15.1%
Total Revenue accounted for under ASC 842, Leases	23,095	21.5%	20,755	20.5%
Total Net Revenue	$107,206	100.0%	$101,013	100.0%

Contract Balances

(dollars in thousands)	As of September 30, 2025	As of December 31, 2024	$ Change
Accounts receivable, net	$24,309	$21,155	$3,154
Contract assets	$1,625	$570	$1,055
Contract liabilities	$144	$—	$144
The change in contract assets during the nine months ended September 30, 2025 included $7.5 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was partially offset by $6.4 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets.
The change in contract liabilities during the nine months ended September 30, 2025 was mainly due to the increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities on the Company's condensed consolidated balance sheets.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Medical equipment for sale or rental	$2,942	$3,182
Medical equipment for sale or rental - pump reserve	(11)	(25)
Medical equipment for sale or rental - net	2,931	3,157

Medical equipment in rental service	108,384	107,028
Medical equipment in rental service - pump reserve	(2,684)	(2,530)
Accumulated depreciation	(70,438)	(65,323)
Medical equipment in rental service - net	35,262	39,175

Total	$38,193	$42,332
Depreciation expense for medical equipment for the three and nine months ended September 30, 2025 was $2.7 million and $8.3 million compared to $2.6 million and $7.4 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the nine months ended September 30, 2025 and 2024, $1.8 million and $2.2 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,344	$(4,871)	$1,473	$6,180	$(4,588)	$1,592
Automobiles	66	(66)	—	87	(87)	—
Leasehold improvements	5,089	(2,912)	2,177	4,911	(2,473)	2,438

Total	$11,499	$(7,849)	$3,650	$11,178	$(7,148)	$4,030
Depreciation expense for property and equipment for both the three and nine months ended September 30, 2025 was $0.3 million and $0.9 million compared to $0.3 million and $0.9 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2025 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2024	$3,710
Goodwill acquired	—
Balance as of September 30, 2025	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	40,164	(35,488)	4,676	38,834	(34,996)	3,838
Non-competition agreements	472	(420)	52	472	(349)	123
Unpatented technology	943	(629)	314	943	(528)	415
Software	10,300	(10,265)	35	10,300	(10,220)	80

Total nonamortizable and amortizable intangible assets	$53,902	$(46,825)	$7,077	$52,572	$(46,116)	$6,456
Amortization expense for both the three and nine months ended September 30, 2025 and 2024 was $0.2 million and $0.7 million, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of September 30, 2025 is as follows (in thousands):

	2025	2026	2027	2028	2029	2030 and thereafter	Total

Amortization expense	$211	$715	$661	$538	$527	$2,425	$5,077
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
The First Amendment and Second Amendment were accounted for as debt modifications. As of September 30, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	September 30, 2025	December 31, 2024

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(21,360)	(24,124)
Availability on Revolving Facility	$53,640	$50,876

The Company had future maturities of its long-term debt as of September 30, 2025 as follows (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$21,360	$21,360
Total	$—	$—	$—	$—	$21,360	$21,360
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	September 30, 2025			December 31, 2024
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$21,360	$21,360	$—	$24,124	$24,124
Unamortized value of debt issuance costs	—	(428)	(428)	—	(260)	(260)
Total	$—	$20,932	$20,932	$—	$23,864	$23,864
As of September 30, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2025 was 6.27% (Adjusted Term SOFR of 4.22% plus 2.05%). The actual ABR loan rate at September 30, 2025 was 8.30% (lender’s prime rate of 7.25% plus 1.05%).
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	September 30, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$850

	December 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,481

The tables below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended September 30,
	2025	2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$717	$1,295
Unrealized (loss) gain recognized in AOCI	33	(427)
Amounts reclassified to interest expense (a)	(132)	(181)
Tax benefit	24	149
Ending balance	$642	$836

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.5 million, respectively.

	Nine Months Ended September 30,
	2025	2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,119	$1,088
Unrealized (loss) gain recognized in AOCI	(240)	208
Amounts reclassified to interest expense (a) (b)	(391)	(543)
Tax benefit (provision)	154	83
Ending balance	$642	$836

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2025 and 2024 was $1.0 million and $1.4 million, respectively.

(b) As of September 30, 2025, $0.4 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the nine months ended September 30, 2025.
10.Income Taxes

In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included significant provisions modifying the U.S. tax framework. While the Company continues to evaluate the impact of OBBBA, these legislative changes did not and are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
During the three months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes totaling $1.2 million and a provision for income taxes totaling $1.0 million, respectively, on pre-tax income of $3.4 million and $2.8 million, respectively, representing effective tax rates of 34.0% and 35.1%, respectively. During the nine months ended September 30, 2025, the Company recorded a provision for income taxes totaling $2.5 million on pre-tax income of $7.1 million representing an effective tax rate of 35.6%. During the nine months ended September 30, 2024, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $2.8 million representing an effective tax rate of 49.5%. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
12.Earnings Per Share
Basic income per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2025	2024	2025	2024
Net income	$2,259	$1,807	$4,591	$1,412
Denominator:
Weighted average common shares outstanding:
Basic	20,413,636	21,290,512	20,779,268	21,271,858
Dilutive effect of common stock equivalents	532,971	361,945	386,519	435,977
Diluted	20,946,607	21,652,457	21,165,787	21,707,835
Net income per share:
Basic	$0.11	$0.08	$0.22	$0.07
Diluted	$0.11	$0.08	$0.22	$0.07
For the three months ended September 30, 2025 and 2024, respectively, 1,551,232 and 2,220,823 of outstanding options and unvested restricted stock units with an exercise price above the current market value of the Company's common stock that were not included in the calculation because they would have an anti-dilutive effect. For the nine months ended September 30, 2025, and 2024 there were 2,175,388 and 1,877,878 of outstanding options and unvested restricted stock units with an exercise price above the market value for the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of September 30, 2025, the Company had repurchased and retired approximately $9.7 million, or 1,360,482 shares, of the Company's outstanding common stock under the Share Repurchase Program.
13.Share-Based Compensation
The following tables summarize the activity during the period under the Company's 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”).
Restricted Stock Awards

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	503,894	$8.55
Granted	228,539	6.12
Vested	(95,335)	9.44
Vested shares forgone to satisfy minimum statutory withholding	(53,440)	9.44
Forfeitures	(73,444)	7.18
Unvested at September 30, 2025	510,214	$7.40

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Weighted average grant date fair value of awards granted	$10.78	$6.90	$6.12	$7.51
Total fair value of shares vested	$—	$2,636	$678,591	$750,298
Total fair value of shares forgone to satisfy minimum statutory withholding	$—	$814	$380,389	$465,020
Performance-Based Restricted Stock Units (“PSU”)

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	189,221	$7.92
Granted	364,905	5.70
Vested	(30,325)	3.19
Vested shares forgone to satisfy minimum statutory withholding	(19,675)	3.19
Forfeitures	(121,324)	9.17
Unvested at September 30, 2025	382,802	$6.03

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Weighted average grant date fair value of awards granted	$5.70	$—	$5.70	$5.69
Total fair value of shares vested	$96,737	$—	$96,737	$83,862
Total fair value of shares forgone to satisfy minimum statutory withholding	$62,763	$—	$62,763	$67,137

Stock Options

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	535,667	$7.00	3.57	$1,588,137
Exercised	(49,259)	2.59
Exercised shares forgone to satisfy minimum statutory withholding	(27,852)	2.58
Shares tendered for cashless exercise	(32,889)	2.53
Forfeitures and expirations	(75,750)	8.34

Outstanding at September 30, 2025	349,917	$8.09	3.85	$1,228,854

Exercisable at September 30, 2025	349,917	$8.09	3.85	$1,228,854
Aggregate Intrinsic Value is equal to the excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,840,786	$8.93	8.54	$1,504,894
Granted	869,421	6.04
Exercised	(12,549)	8.22
Exercised shares forgone to satisfy minimum statutory withholding	(177,214)	8.39
Shares tendered for cashless exercise	(14,356)	7.09
Forfeitures and expirations	(236,755)	8.06

Outstanding at September 30, 2025	2,269,333	$7.98	8.45	$6,671,470

Exercisable at September 30, 2025 (a)	895,560	$9.94	7.46	$1,659,002

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options:	2025	2024	2025	2024
Expected volatility	—%	—%	46% to 50%	46% to 51%
Risk free interest rate	—%	—%	3.87% to 4.01%	4.25% to 4.60%
Expected lives at date of grant (in years)	0.00	0.00	4.27	4.08
Weighted average fair value of options granted	$—	$—	$2.73	$2.95
Total intrinsic value of options exercised	$836,616	$—	$926,116	$312,195
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
The components of lease costs for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$488	$478	$1,504	$1,423
Variable lease cost	123	94	383	266
Total lease cost	$611	$572	$1,887	$1,689
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,553	$1,400

Right of use assets obtained in exchange for lease obligations:
Operating leases	$37	$250

Increases to right of use assets resulting from lease modifications:
Operating leases	$344	$—

Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of September 30,
	2025	2024

	Years	Years
Weighted average remaining lease term:	4.7	5.6

	Rate	Rate
Weighted average discount rate:	7.6%	7.8%
Future maturities of lease liabilities as of September 30, 2025 are as follows (in thousands):

Operating Leases
2025	$474
2026	1,903
2027	1,627
2028	1,504
2029	1,396
2030 and thereafter	1,091
Total undiscounted lease payments	7,995
Less: Imputed interest	(2,819)
Total lease liabilities	$5,176
The long-term portion of the lease liabilities included in the amounts above is $3.8 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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
The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net operating lease revenue	$7,443	$7,242	$22,825	$20,225
Sales-type lease revenue	83	129	270	530
Total lease revenue	$7,526	$7,371	$23,095	$20,755

The components of our net investment in sales-type leases as of September 30, 2025 and December 31, 2024 were (in thousands):

	September 30, 2025	December 31, 2024
Lease receivable	$1,146	$1,934
Net investment in leases	$1,146	$1,934

Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$964	$1,207
Other assets	182	727
Total	$1,146	$1,934
Future maturities of sales-type leases as of September 30, 2025 are as follows (in thousands):

Sales-Type Leases
2025	$356
2026	747
2027	120
2028	16
2029	—
Thereafter	—
Total undiscounted lease payments	1,239
Less: Imputed interest	(93)
Total lease receivables	$1,146

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
The financial information summarized below is presented by reportable segment for the three months ended September 30, 2025 and 2024:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$22,363	$14,125	$—	$36,488
Net revenues - internal	—	1,944	(1,944)	—
Total net revenues	22,363	16,069	(1,944)	36,488

Significant Segment Expenses:
Supplies and material costs	6,141	4,734	(1,944)	8,931
Employee-related expenses	—	4,043	—	4,043
Depreciation	1,841	917	—	2,758
Other segment items (a)	(101)	37	—	(64)
Gross profit	14,482	6,338	—	20,820

Selling, general and administrative expenses				17,009
Interest expense				(330)
Other expense				(54)

Income before income taxes				$3,427

Total assets	$50,610	$46,271	$2,000	$98,881
Purchases of medical equipment	$618	$409	$—	$1,027
Depreciation and amortization of intangible assets	$2,148	$1,136	$—	$3,284

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$20,780	$14,540	$—	$35,320
Net revenues - internal	—	1,992	(1,992)	—
Total net revenues	20,780	16,532	(1,992)	35,320

Significant Segment Expenses:
Supplies and material costs	5,075	5,668	(1,992)	8,751
Employee-related expenses	—	4,663	—	4,663
Depreciation	1,755	825	—	2,580
Other segment items (a)	239	42	—	281
Gross profit	13,710	5,335	—	19,045

Selling, general and administrative expenses				15,780
Interest expense				(476)
Other expense				(4)

Income before income taxes				$2,785

Total assets	$54,821	$48,482	$2,000	$105,303
Purchases of medical equipment	$524	$2,842	$—	$3,366
Depreciation and amortization of intangible assets	$2,037	$1,108	$—	$3,145

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.
The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2025 and 2024:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$64,655	$42,551	$—	$107,206
Net revenues - internal	—	5,597	(5,597)	—
Total net revenues	64,655	48,148	(5,597)	107,206

Significant Segment Expenses:
Supplies and material costs	17,451	14,085	(5,597)	25,939
Employee-related expenses	—	12,774	—	12,774
Depreciation	5,527	2,794	—	8,321
Other segment items (a)	207	104	—	311
Gross profit	$41,470	$18,391	$—	$59,861

Selling, general and administrative expenses				51,655
Interest expense				(1,039)
Other expense				(41)

Income before income taxes				$7,126

Total assets	$50,610	$46,271	$2,000	$98,881
Purchases of medical equipment	$2,887	$2,454	$—	$5,341
Depreciation and amortization of intangible assets	$6,349	$3,596	$—	$9,945

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2024
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$59,617	$41,396	$—	$101,013
Net revenues - internal	—	5,447	(5,447)	—
Total net revenues	59,617	46,843	(5,447)	101,013

Significant Segment Expenses:
Supplies and material costs	14,811	16,927	(5,447)	26,291
Employee-related expenses	—	14,642	—	14,642
Depreciation	5,011	2,386	—	7,397
Other segment items (a)	366	130	—	496
Gross profit	$39,428	$12,759	$—	$52,187

Selling, general and administrative expenses				47,912
Interest expense				(1,416)
Other expense				(64)

Income before income taxes				$2,795

Total assets	$54,821	$48,482	$2,000	$105,303
Purchases of medical equipment	$4,339	$7,823	$—	$12,162
Depreciation and amortization of intangible assets	$5,852	$3,226	$—	$9,078

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
Device Solutions Segment
Our Device Solutions segment’s core service is to: (i) sell or rent new and pre-owned pole-mounted and ambulatory infusion pumps and other Durable Medical Equipment; (ii) sell treatment-related consumables; and (iii) provide biomedical recertification, maintenance and repair services for oncology practices as well as other healthcare site settings, including, home care and home infusion providers, skilled nursing and acute care facilities, pain centers and others. We purchase new and pre-owned pole-mounted and ambulatory infusion pumps from a variety of sources on a non-exclusive basis. We repair, refurbish and provide biomedical certification for the devices as needed. The pumps are then available for sale, rental or to be used within our ambulatory infusion pump management service. Our acquisition of FilAMed in 2021, a privately-held biomedical services company, has supplemented the Company’s existing biomedical recertification, maintenance and repair services for acute care facilities and other alternate site settings, including, home care and home infusion providers, skilled nursing facilities, pain centers and others. Our acquisition of OB Healthcare in 2021, a privately-held biomedical services company, further develops and expands InfuSystem’s Device Solutions segment by adding field service capabilities and complements the Company’s purchase of FilAMed.
InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following represents the Company’s results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	Better (Worse)

Net revenues:
Patient Services	$22,363	$20,780	$1,583
Device Solutions	16,069	16,532	(463)
Less: elimination of inter-segment revenues (a)	(1,944)	(1,992)	48
Total Device Solutions	14,125	14,540	(415)
Total	36,488	35,320	1,168
Gross profit:
Patient Services	14,482	13,710	772
Device Solutions	6,338	5,335	1,003
Total	20,820	19,045	1,775
Selling, general and administrative expenses:
Amortization of intangibles	214	248	34
Selling and marketing	2,366	2,755	389
General and administrative	14,429	12,777	(1,652)
Total selling, general and administrative expenses	17,009	15,780	(1,229)
Operating income	3,811	3,265	546
Other expense	(384)	(480)	96
Income before income taxes	3,427	2,785	642
Provision for income taxes	(1,168)	(978)	(190)
Net income	$2,259	$1,807	$452
Net income per share:
Basic	$0.11	$0.08	$0.03
Diluted	$0.11	$0.08	$0.03
Weighted average shares outstanding:
Basic	20,413,636	21,290,512	(876,876)
Diluted	20,946,607	21,652,457	(705,850)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended September 30, 2025 (“third quarter of 2025”) were $36.5 million, an increase of $1.2 million, or 3.3%, compared to $35.3 million for the quarter ended September 30, 2024 (“third quarter of 2024”). The increase included higher net revenues for the Patient Services segment partially offset by lower net revenues for the Device Solutions segment.

Patient Services
Patient Services net revenue of $22.4 million increased $1.6 million, or 7.6%, during the third quarter of 2025 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections in Oncology and Wound Care, offset partially by lower revenue volume in Pain Management. The improved volume and collections benefited Oncology revenue by $0.7 million, or 3.6% and Wound Care by $1.0 million, or 115%. Pain Management revenue decreased by $0.1 million, or 4.1%. The Wound Care net revenues included first time sales of Pneumatic Compression Devices (PCDs) stemming from a new supplier relationship.
Device Solutions
Device Solutions net revenue of $14.1 million decreased $0.4 million, or 2.9%, during the third quarter of 2025 compared to the prior year period. This decrease included decreased medical equipment sales of $0.8 million, or 33.0%, partially offset by a $0.2 million, or 5.2%, increase in biomedical services revenue. Lower medical equipment sales were due to a large sale in the prior year to an existing rental customer and reflects how timing for large contracts can vary from quarter-to-quarter. The increase in biomedical services revenue included a non-recurring $0.6 million adjustment associated with a price increase agreed to by a large customer which was also effective for services already rendered but not fully invoiced based on the agreed billing structure. This also resulted in an increase to the related contract asset. Partially offsetting the benefit from the price increase adjustment was lower service repair volume related to a contract with a device manufacturer to provide a fleet wide software update. Volume under the contract surged in the prior year when the service was first started and has tapered off in the current period as the project neared completion.
Gross Profit
Gross profit for the third quarter of 2025 of $20.8 million increased by $1.8 million, or 9.3%, compared to the third quarter of 2024. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue (“gross margin”). Gross margin was 57.1% during the third quarter of 2025 compared to 53.9% during the prior year period, an increase of 3.1%. Gross profit was higher in both the Patient Services and Devices Solutions segments. Gross margin was higher for the Device Solution segment and was lower for the Patient Services segment.
Patient Services
Patient Services gross profit was $14.5 million during the third quarter of 2025, representing an increase of $0.8 million, or 5.6%, compared to the prior year period. The increase reflected the higher net revenue offset partially by lower gross margin, which decreased from the prior year by 1.2% to 64.8%. The decrease in gross margin reflected a change in revenue mix offset partially by lower missing pump reserve expense and improved coverage of fixed costs from higher net revenue. The unfavorable revenue mix impacting gross margin was mainly related to the increase in revenue related to the higher wound care net revenue, which has a lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the third quarter of 2025 was $6.3 million, representing an increase of $1.0 million, or 18.8%, compared to the prior year. This increase was partially due to the aforementioned non-recurring $0.6 million price increase adjustment agreed to by a large customer. The remaining $0.4 million increase was due to an increased gross margin offset partially by the decrease in net revenue. The Device Solutions gross margin was 44.9% during the current quarter, which was 8.2% higher than the prior year period. This improvement was equally split between the impact of the contract asset adjustment and a combination of improved pricing on new biomedical service contracts with increased productivity and lower procurement costs on existing biomedical services contracts.
Selling and Marketing Expenses
Selling and marketing expenses were $2.4 million for the third quarter of 2025, representing a decrease of 14.1%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues decreased to 6.5% compared to 7.8% in the prior year period. This decrease reflected a reduction in sales team members, a shift in the mix of sales favoring revenue with lower commission rates and improved coverage of fixed costs from higher net revenues. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the third quarter of 2025 were $14.4 million, an increase of $1.7 million, or 12.9%, from the third quarter of 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase over the prior year included an increase of $0.5 million in expenses related to information technology and business applications upgrades in 2025 as part of a project that began in the second half of 2024. Additional expenses above 2024 levels included personnel directly related to the increased net revenue including revenue cycle personnel totaling $0.6 million, a $0.1 million higher expense accrual for short-term incentive compensation and $0.1 million increase in stock-based compensation. Other increased expenses totaling $0.3 million were indirectly associated with revenue volume growth including the cost of information technology, general business expenses and included inflationary increases. G&A expenses as a percentage of net revenues for the third quarter of 2025 increased to 39.5% from 36.2% for the prior year period.
Other Expenses
During the third quarter of 2025, other expense included interest expense of $0.3 million, which was $0.1 million lower than interest expense for the third quarter of 2024. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the third quarter of 2025 compared to the third quarter of 2024, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the third quarter of 2025, the Company recorded a provision for income taxes totaling $1.2 million on pre-tax income of $3.4 million, representing an effective tax rate of 34%. During the third quarter of 2024, the Company recorded a provision for income taxes of $1.0 million on a pre-tax income of $2.8 million, representing an effective tax rate of 35%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following represents the Company’s results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	Better/ (Worse)

Net revenues:
Patient Services	$64,655	$59,617	$5,038
Device Solutions	48,148	46,843	1,305
Less: elimination of inter-segment revenues (a)	(5,597)	(5,447)	(150)
Total Device Solutions	42,551	41,396	1,155
Total	107,206	101,013	6,193
Gross profit:
Patient Services	41,470	39,428	2,042
Device Solutions	18,391	12,759	5,632
Total	59,861	52,187	7,674
Selling, general and administrative expenses:
Amortization of intangibles	709	743	34
Selling and marketing	8,055	9,173	1,118
General and administrative	42,891	37,996	(4,895)
Total selling, general and administrative expenses	51,655	47,912	(3,743)
Operating income	8,206	4,275	3,931
Other expense	(1,080)	(1,480)	400
Income before income taxes	7,126	2,795	4,331
Provision for income taxes	(2,535)	(1,383)	(1,152)
Net income	$4,591	$1,412	$3,179
Net income per share:
Basic	$0.22	$0.07	$0.15
Diluted	$0.22	$0.07	$0.15
Weighted average shares outstanding:
Basic	20,779,268	21,271,858	(492,590)
Diluted	21,165,787	21,707,835	(542,048)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the nine-month period ended September 30, 2025 (“nine-month period of 2025”) were $107.2 million, an increase of $6.2 million, or 6.1%, compared to $101.0 million for the nine-month period ended September 30, 2024 (“nine-month period of 2024”). The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $64.7 million increased $5.0 million, or 8.5%, during the nine-month period of 2025 compared to the same prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections totaling $5.1 million offset partially by $0.2 million lower revenue from sales-type leases of NPWT pumps. The improved volume and collections benefited Oncology revenue by $3.1 million or 5.8%, and Wound Care treatment revenue by $2.3 million, or 134.9%. These increases were partially offset by lower Pain Management revenue $0.2 million, or 4.2%, which was mainly due to shipment timing to a large customer. The Wound Care net revenues included first time sales of PCDs stemming from a new supplier relationship.
Device Solutions
Device Solutions net revenue of $42.6 million increased $1.2 million, or 2.8%, during the nine-month period of 2025 compared to the same prior year period. This increase included higher rental revenue totaling $1.4 million, or 9.4%, offset partially by lower medical equipment sales, which decreased by $0.5 million, or 7.6%. Biomedical services revenue was flat but included a non-recurring $0.6 million adjustment associated with a price increase agreed to by a large customer which was also effective for services already rendered but not fully invoices based on the agreed billing structure. The increase in rental revenue was mainly attributable to new customers added during and since the second quarter of 2024. Medical equipment sales decreased due to higher than usual rental buyouts by certain existing rental customers in the prior year. Lower recurring biomedical services revenue reflected a reduction in devices under contract with GE Healthcare and lower service repair volume associated with a contract with a device manufacturer to provide a fleet wide software update. These decreases were partially offset by additional volume with other customers.
Gross Profit
Gross profit of $59.9 million for the nine-month period of 2025 increased $7.7 million, or 14.7%, from $52.2 million for the nine-month period of 2024. This increase was due to the increase in net revenues and by a higher gross margin. Gross profit increased for both the Patient Services and Device Solutions segments. Gross margin increased to 55.8% during the nine-month period of 2025 compared to 51.7% during the same prior year period. Gross profit was higher in both the Patient Services and Devices Solutions segments. Gross margin was higher for the Device Solution segment and was lower for the Patient Services segment.
Patient Services
Patient Services gross profit was $41.5 million during the nine-month period of 2025, representing an increase of $2.0 million, or 5.2%, compared to the same prior year period. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 2.0% to 64.1%. The decrease in gross margin reflected unfavorable product mix favoring lower gross margin revenues, offset partially by lower pump disposal expenses. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatments, which has lower average gross margin than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.1 million during the nine-month period of 2025 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the nine-month period of 2025 was $18.4 million, representing an increase of $5.6 million, or 44.1%, compared to the same prior year period. The increase was partially due to the aforementioned non-recurring $0.6 million price increase adjustment agreed to by a large customer and to a $0.6 million error correction during the prior year which did not repeat in the current year. The remaining $4.4 million improvement reflected increased net revenue. The Device Solutions gross margin was 43.2% during the current period, which was 12.4% higher than the same prior year period. This increase was partially due to the contract asset adjustment which increased gross margin by 1.4% in the current year and the error correction in the prior year, which reduced gross margin during that period by 1.5%. The remaining 9.5% increase was attributable to improved procurement costs for materials, increased biomedical productivity and favorable product mix favoring higher gross margin revenues, such as rental revenue and sales of used equipment.
Selling and Marketing Expenses

Selling and marketing expenses for the nine-month period of 2025 were $8.1 million, representing a decrease of $1.1 million, or 12.2%, compared to selling and marketing expenses for the nine-month period of 2024. Selling and marketing expenses as a percentage of net revenues was 7.5% for the nine-month period of 2025, representing a decrease from the prior year period amount of 9.1%. This decrease reflected a reduction in sales team members, a shift in the mix of sales favoring revenue with lower commission rates and improved coverage of fixed costs from higher net revenues. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
G&A expenses for the nine-month period of 2025 were $42.9 million, an increase of $4.9 million, or 12.9%, from the nine-month period of 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO, which was substantially in accordance with his employment agreement. This amount was higher than the total of one-time expenses in 2024 which included a $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase, net of these amounts of $4.8 million, included $1.9 million of expenses related to information technology and business applications upgrades in 2025 as part of a project that began in the second half of 2024. Additional expenses above 2024 levels included personnel directly related to the increased net revenue including revenue cycle personnel and general business expenses totaling $2.8 million, a $0.5 million increase in the company’s short-term incentive plan compensation expense accrual and a $0.2 million increase in the company's bad debt reserve accrual which was a benefit in the prior year but an expense amount during 2025. These increases were partially offset by a $0.2 million reduction in stock-based compensation mainly related to the forfeiture of stock-based awards by the outgoing CEO. G&A expenses as a percentage of net revenues for the nine-month period of 2025 increased to 40.0% compared to 37.6% for the same prior year period.
Other Expenses
During the nine-month period of 2025, other income and expense included interest expense of $1.0 million, which was $0.4 million lower than interest expense for the nine-month period of 2024. This decrease was due to a decrease in average outstanding borrowings on the 2021 Credit Agreement revolving line of credit partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the nine-month period of 2025, the Company recorded a provision for income taxes totaling $2.5 million on pre-tax income of $7.1 million representing an effective tax rate of 36%. The pre-tax income amount included significant non-deductible expenses including the severance expense for the outgoing CEO which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses also included a shortfall in the amount of stock compensation expense recognizable for tax purposes verses the amount recognized for book purposes. Together, these items impacted tax expense by $0.6 million, or 9% of pre-tax income. During the nine-month period of 2024, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $2.8 million, representing an effective tax rate of 49%. Similar to the current year, the pre-tax income amount in 2024 included significant non-deductible expenses, which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses in 2024 included a shortfall in the amount of stock compensation expense recognizable for tax purposes verses the amount recognized for book purposes. Together, these items impacted tax expense by $0.5 million, or 17% of pre-tax income. Other factors causing the effective rate during both periods to differ from the U.S. statutory amounts included the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the “Agent”), and the lenders party thereto, which replaced our then existing credit facility. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. On July 15, 2025, the Company entered into a Second Amendment to the 2021 Credit Agreement (the “Second Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 8 (Debt) in the notes to the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2021 Credit Agreement, the First Amendment and Second Amendment.
The following table summarizes our available liquidity (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$955	$527
Availability on revolving facility	53,640	50,876
Available liquidity	$54,595	$51,403
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	September 30, 2025	December 31, 2024
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(21,360)	(24,124)
Availability on Revolving Facility	$53,640	$50,876
As of September 30, 2025, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2025 was 6.27% (Adjusted Term SOFR of 4.22% plus 2.05%). The actual ABR loan rate at September 30, 2025 was 8.30% (lender’s prime rate of 7.25% plus 1.05%). As of September 30, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
Share Repurchase Program:
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of September 30, 2025, the Company had repurchased and retired approximately $9.7 million, or 1,360,482 shares, of the Company's outstanding common stock under the Share Repurchase Program.

Cash Flows:
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$17,282	$12,528	$4,754
Net cash used in investing activities	$(4,598)	$(9,970)	$5,372
Net cash used in financing activities	$(12,256)	$(2,409)	$(9,847)
Operating Cash Flow. Operating cash flows provided $17.3 million in cash during the nine-month period of 2025 and $12.5 million of cash during the nine-month period of 2024. This $4.8 million improvement was attributable to an increase in net income adjusted for non-cash items and a reduction in cash used to fund working capital items. During the nine-month period of 2025 net income adjusted for non-cash items was $18.4 million, an increase of $4.5 million compared to net income (loss) adjusted for non-cash items of $13.9 million during the nine-month period of 2024. Also during the nine-month period of 2025 cash used to fund working capital items was $1.1 million, a decrease of $0.3 million compared to $1.4 million during nine-month period of 2024. The increase in net income adjusted for non-cash items, was primarily attributable to higher revenue and gross profit in 2025, offset partially by increased general and administrative expenses described above. The use of cash for working capital items during the nine-month period of 2025 included a $2.2 million increase in accounts receivable a $0.8 million increase and a $0.1 million decrease in accounts payable and other liabilities, net of capital items. These cash flow uses were partially offset by a $1.0 million decrease in other assets and a $0.9 million decrease in inventories. The cash used for working capital items during the nine-month period of 2024 included a $1.3 million increase in accounts receivable, a $1.2 million decrease in accounts payable and other liabilities, net of capital items and a $0.3 million increase in inventories. These uses of cash were partially offset by a $1.1 million decrease in other assets and a $0.4 million decrease in other current assets.
The increase in accounts receivable during both periods was mainly due to the sequential increase in quarterly revenue during each period. This increase was greater during the nine-month period of 2024 when the revenue increased by a higher amount. Accounts payable and other liabilities net of capital items decreased by $0.1 million during the nine-month period of 2025 and decreased $1.2 million during the nine-month period of 2024, representing a $1.1 million favorable cash flow swing, mainly due to timing of payments to suppliers, a lower amount of fourth quarter commission accrual as of December 31, 2023 as compared to December 31, 2024 and other timing differences. The decrease in inventories during 2025 reflected better management of inventory levels held to support recurring revenues. Furthermore, much of the increase in net revenues during 2025 was in business lines that do not require inventory stock, such as equipment rentals, or where products are drop-shipped directly to the customer such as wound care. The decrease in other assets during 2025 was due to a decrease in long-term lease receivables due to payments on equipment leases during 2025 exceeding sales on new equipment leases.
Investing Cash Flow. Net cash used in investing activities was $4.6 million for the nine-month period of 2025 compared to $10.0 million for the nine-month period of 2024, a decrease of $5.4 million. The decrease was due to a decrease totaling $7.0 million in cash used to purchase medical equipment and other property and equipment during the nine-month period of 2025 compared to the nine-month period of 2024. Purchases of medical equipment were higher during 2024 compared to 2025 because a higher portion of the revenue growth in 2024 came from rental revenues that require capital equipment purchases. This decrease was partially offset by cash used in 2025 to acquire certain assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company totaling $1.4 million and a $0.2 million decrease in proceeds from sale of medical equipment, property and equipment. There were no acquisitions in 2024. The decrease in proceeds from sale of medical equipment, property and equipment reflects a lower allocation of equipment sales taken from the Company’s existing fleet versus purchased for sale in 2025 as compared to 2024.
Financing Cash Flow. Cash flow used in financing activities during nine-month period 2025 totaled $12.3 million, included $8.6 million in cash used to repurchase the Company's common stock, net revolving line of credit repayments under the 2021 Credit Agreement totaling $2.8 million, cash used to pay debt issue costs associated with an amendment to extend the maturity date of the 2021 Credit Agreement and cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $1.0 million. These amounts were partially offset by proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.3 million. Cash used in financing activities during the nine-month period of 2024 was $2.4 million and primarily related to net revolving line of credit repayments under the 2021 Credit Agreement totaling $1.2 million, $1.0 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock based compensation plans totaling $0.6 million. These amounts were partially offset by $0.4 million in cash proceeds from employee stock option exercises and employee stock purchase plan proceeds.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and nine months ended September 30, 2025. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both September 30, 2025 and December 31, 2024.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 9 to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and nine months ended September 30, 2025 and 2024, respectively. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.
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
A summary of our purchases of our common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
July 1, 2025 through July 31, 2025	—	$—	—	$12,425,150
August 1, 2025 through August 31, 2025	65,373	$9.76	25,586	$12,205,428
September 1, 2025 through September 30, 2025	204,459	$10.17	184,784	$10,327,463
Total	269,832	$10.07	210,370
(a) Of the 269,832 shares of common stock presented in the table above, 59,462 shares were originally granted to employees and directors as stock options and restricted or performance stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 59,462 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2025, the Company had repurchased 1,360,482 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 4, 2025	/s/ Carrie Lachance
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2025	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)