Form 10-K
period 2025-12-31
InfuSystem Holdings, Inc
filed 2026-02-27
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the 19,594,074 shares of voting and non-voting equity of the registrant held by non-affiliates, computed by reference to the $6.24 closing price of the registrant's common stock on June 30, 2025, the last business day of the registrants most recently completed second fiscal quarter, was $122,267,022. Aggregate market value excludes an aggregate of 831,890 shares of common stock held by officers and directors and by each person known by the registrant to own 10% or more of the outstanding common stock on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of February 25, 2026 was 20,215,159.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

References in this Form 10-K to “we”, “us”, or the “Company” are to InfuSystem Holdings, Inc. (“InfuSystem”) and our wholly owned subsidiaries, as appropriate to the context.
Cautionary Statement About Forward-Looking Statements
Certain statements contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from the forward-looking statements include, without limitation, those described in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, and the including:
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
•our dependence on our Medicare Supplier Number, which allows us to bill Medicare for services provided to Medicare patients;
•availability of chemotherapy drugs used in our infusion pump systems;
•future legislative and regulatory changes related to our business, such as levels reimbursement received from Medicare and Medicaid programs and the Center for Medicare and Medicaid Services (“CMS”) competitive bidding;
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
•our ability to execute our business strategies to compete and grow our business, including our ability to integrate artificial intelligence into our internal processes and introduce new products and services;
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
•our ability to maintain internal control over financial reporting;
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
Business Concept and Strategy
We are a leading national healthcare service provider, facilitating outpatient care for Durable Medical Equipment (DME) manufacturers and healthcare providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site healthcare providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the United States ("U.S.") and Canada.

We provide our services under a two-platform model: Patient Services and Device Solutions.

Our lead platform, Patient Services, provides last-mile solutions for clinic-to-home healthcare where the continuing treatment involves complex DME and related services.

The Device Solutions platform compliments our Patient Services platform to enhance growth in existing markets. Device Solutions is strategically oriented with the Company's existing relationships with healthcare providers to incrementally capitalize on opportunities related to other services their practices offer or may plan to offer in the future.

Our business strategy is focused on driving sustainable growth and innovation aligned with our mission to elevate the standard of care patients deserve. Over the last 30 plus years, we have developed a unique expertise and service offering that Durable Medical Equipment manufacturers and healthcare providers are using to reduce costs, improve service, and most importantly, provide welcome options for patients who want to continue their healthcare treatments from home. We have developed an exemplary Patient Services model in oncology and believe that we can extend this model into other Durable Medical Equipment therapies. The key is our ability to leverage the infrastructure of our existing platforms and incrementally add to capabilities to our existing systems, such as, for example, sales, clinical, logistics, revenue cycle management, and biomedical services.

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
InfuSystem competes for and retains its business primarily on the basis of its longstanding participation and strong reputation in the Durable Medical Equipment space, its well established relationships with Durable Medical Equipment manufacturers and its healthcare provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 840 third-party payer networks as of December 31, 2025; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) our large pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same-day or next-day delivery of pumps; (vi) our team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make, investments in our information technology.
Patient Services Segment
The Patient Services segment’s core purpose is to seek opportunities to grow our business by leveraging our unique know-how in clinic-to-home healthcare solutions involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products or services, strategic alliances, joint ventures or acquisitions. The leading service within our Patient Services segment is supplying electronic ambulatory infusion pumps and associated disposable supply kits to private oncology clinics, infusion clinics and hospital outpatient oncology clinics to be utilized in the treatment of a variety of cancers, including colorectal cancer and other disease states (“Oncology Business”). Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. A goal for the Patient Services segment is to expand into treatment of other types of cancers. In 2025, our Oncology Business generated approximately 87% of our total Patient Services segment net revenues. In 2025, we generated approximately 43% of our total Patient Services segment net revenues from treatments for colorectal cancer and 44% of our Patient Services segment net revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the U.S. Food and Drug Administration (the “FDA”), as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect pharmaceutical companies in this space to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
We believe that oncology practitioners have a heightened sensitivity to providing quality service and to their ability to obtain reimbursement for services they provide. Simultaneously, the CMS and private insurers continue to be focused on evidence-based medicine to inform their reimbursement decisions — that is, aligning reimbursement with clinical outcomes and adherence to standards of care. Continuous infusion therapy is a main component of the standard of care for certain types of cancer because clinical evidence demonstrates superior outcomes. Payers’ recognition of this benefit is reflected in their relative reimbursement policies for clinical services related to the delivery of this care.
Additional areas of focus for our Patient Services segment are as follows:
•Pain Management: providing our ambulatory pumps, products, and services for pain management in the area of post-surgical continuous peripheral nerve block.
•Wound Care: In 2020, we added Negative Pressure Wound Therapy ("NPWT") to our portfolio of DME devices offered to patients for home healthcare. Similar to our capabilities surrounding infusion pumps, we offer these devices to patients for third party payer reimbursement and sales, rentals and leases of the equipment and related disposable supplies directly to other healthcare providers. Our fleet off NPWT devices include devices manufactured by Smith and Nephew, Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. In 2024, we added Advanced Wound Care dressings to our wound care product portfolio. We take patient referrals for wound care disposable supplies directly and indirectly from wound care clinics and other sites of care. The products are generally shipped directly from our suppliers to the patents and we receive reimbursement from the patient's health care plan carrier. During 2025, we added Pneumatic Compression Devices ("PCD") to our portfolio of DME devices offered to patients.
•Acquisitions: we believe there are opportunities to acquire smaller, regional healthcare service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices. In May 2025, we acquired the assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company based in Florida. As part of our Patient Services segment, this acquisition supplements our existing wound care business by providing access to an advanced patient service fulfillment know-how and software platform that we plan to integrate into our existing operations.
•Partnerships and Manufacturer Distribution Arrangements: We look to foster commercial relationships with various DME equipment manufactures and other health care providers where our services and capabilities create value in the healthcare supply chain. In particular, our large portfolio of third-party payer contracts makes us an attractive distribution partner. In November 2022, the Company established a partnership, SI Healthcare Technologies, LLC ("SI Healthcare"), with Sanara MedTech Inc. ("Sanara"). The partnership focuses on delivering DME products targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables us to offer innovative products such as Sanara’s advanced wound care product line to new customers through the jointly controlled entity. In 2024, SI Healthcare entered into an exclusive distribution agreement with ChemoMouthpiece, LLC to market and sell a new product designed to reduce the incidence of Oral Mucositis in cancer patients. Oral mucositis is an inflammation of the mucous membranes in the mouth often caused by cancer treatments.
•Information technology-based services: we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, DeviceHub, BlockPain Dashboard® and Tracking Inhouse Management ("TIM").
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
As of December 31, 2025, our rental fleet of pole-mounted pumps, ambulatory pumps and NPWT medical equipment for both our Patient Services and Device Solutions segments had a historical cost of $109.1 million, up from $107.0 million at the end of 2024, and included approximately 96 makes and models of equipment dedicated to our rental services. Additionally, as of December 31, 2025 and 2024, we had a fleet of new and used pole-mounted pumps, ambulatory pumps and NPWT medical equipment with a historical cost of $4.6 million and $3.2 million, respectively, held for sale or for rental.
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
Relationships with Physician Offices
As of December 31, 2025, we had business relationships with clinical oncologists in approximately 2,100 outpatient oncology clinics. Although this represents a substantial number of the oncologists in the U.S., we believe that we can continue to expand our network to further penetrate the oncology market. Based on our retention rates and the positive results of our professional customer satisfaction research, we believe our relationships with physician offices are strong.
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
Physician practices in the oncology field are following the overall healthcare practices trend to consolidate. However, for the period ended December 31, 2025, the number of facility relationships we had remained relatively consistent. We expect this trend to continue for the foreseeable future.
Employees
As of December 31, 2025, we had 473 employees, including 461 full-time employees and 12 part-time or contract employees. None of our employees are unionized.
Material Suppliers
We supply a wide variety of pumps and associated equipment, as well as disposables and ancillary supplies. The majority of our pumps are electronic infusion pumps. ICU Medical, Inc. supplied approximately 60% of the ambulatory pumps purchased by us in 2025. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. We also supply NPWT medical equipment, as well as related disposables and ancillary supplies.
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
As of December 31, 2025, we had contracts with nearly 840 third-party payer networks, an increase of 1% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of net revenue in 2025 or 2024.
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
Our revenues are substantially dependent on third-party reimbursement. We are paid directly by private insurers and, in some cases, governmental agencies, often on a fixed fee basis, for the use of continuous infusion equipment and related disposable supplies provided to patients. If the average fees allowable by private insurers or governmental agencies were reduced, the negative impact on revenues could have a material effect on our business, financial condition, results of operations and cash flows. Also, if amounts owed to us by patients and insurers are reduced or not paid on a timely basis, our concessions may increase and/or revenues may decrease.
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
Our contracts for reimbursement with third-party payers are often for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. These evergreen contracts are subject to termination upon written notice. We may be unable to renew existing or obtain additional contract positions with third-party payers on favorable terms or at all. One or more terminations could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Any federal government shutdown may adversely impact our business.
Our revenues are dependent on private insurers and governmental agencies. In the absence of any bipartisan agreement in the federal government with respect to payments from governmental agencies, our revenues could be reduced. Government funding of government agencies or other activities that fund research and development is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies or notified bodies, including a prolonged government shutdown, may cause significant regulatory delays and, therefore, delay our efforts to seek clearances, approvals, or certifications. Future government shutdowns are beyond our control, and the ability of the FDA to review and approve or clear new products or to provide feedback on our programs, applications, and submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to obtain and retain key personnel, and statutory, regulatory and policy changes. In addition, there may be delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel. Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which we rely. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations. Any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Payer concentration may adversely impact our business.
As of December 31, 2025, we had contracts with nearly 840 third-party payer networks, an increase of 1% over the prior year period. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless we or the contracted payer elect not to renew. We also contract with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of our Medicare patients and numerous other insurance carriers. No single payer represented more than 10% of net revenue in 2025 or 2024. To the extent such dependency was to occur, significant fluctuations in revenues, results of operations and liquidity could arise if any significant contracted payer reduces its reimbursement for the services we provide.
Our billing process is dependent on meeting payer claims processing guidelines which are subject to change at the discretion of the payers. Such changes would materially impact our ability to bill and the timing of such billings, which could materially and adversely impact our net revenues and cash flows, which impact would be even greater if such changes are made by one of our larger payers.
The continued consolidation of physician practices, outpatient infusion clinics, oncology clinics, homecare providers and hospitals, increases the concentration of decision makers who either choose to use our ambulatory electronic pumps within our Oncology Business or directly rent, lease or purchase pumps or supplies from us. While we make every effort to benefit from such concentration, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

Increased focus on early detection and diagnostics may adversely affect our business.
An increased focus on lowering healthcare spending via improved diagnostic testing (i.e., defensive medicine) and patient monitoring could materially and negatively affect our business. A large portion of our ambulatory infusion pumps are dedicated to a specific form of cancer: colorectal cancer. As a result of rising healthcare costs, there may be a demand for more cost-effective approaches to disease management, specifically for colorectal cancer, as well as for emphasis on screening and accurate diagnostic testing to facilitate early detection of potentially costly, severe afflictions. Any change in the approach to treatment of colorectal cancer could have a material and adverse impact on our business, financial condition, results of operations and cash flows.
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
The impact of actual or perceived U.S. healthcare reform legislation on us remains uncertain.

The ACA has perpetuated the development of alternative provider payment models by CMS and the major national commercial payers. These payment models do not replace the current fee-for-service models nor replace current payer contracts, but rather provide additional financial incentives to certain “accountable” providers to improve quality and lower cost. The implications for us will come from the provider networks that are forming in order to integrate and coordinate care under these alternative models with CMS and the commercial payers. These provider networks include ACOs, patient-centered primary care medical homes, specialty medical homes, networks accepting bundled payment programs, and other “performance” networks that contract with CMS and commercial payers under alternative payment models that financially reward improved quality and lower medical cost. The relationship between us and our provider practices and facilities that are participating in these provider networks under alternative payment models will depend on (i) the extent to which these provider networks give priority to the medical cost associated with our Durable Medical Equipment services and (ii) whether our services are seen as part of a care delivery model that delivers higher value – higher quality at a lower cost.
The current U.S. administration has implemented a number of regulatory, policy, and personnel changes, including the elimination, downsizing, and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants, each of which may be exacerbated by any future government shutdowns. The current administration has also changed the composition of, and guidance from, advisory panels on healthcare practices and government enforcement.

Efforts to control healthcare costs, including limiting access to care, alternative delivery models, and changes in the methods used to determine reimbursement systems and rates, are ongoing at the U.S. federal and state levels. Future changes cannot be predicted with certainty, and may have an adverse effect on our industry and on our business, financial condition, results of operations and cash flows.
We rely on independent suppliers for our products. Any delay or disruption in the supply of products, particularly our supply of electronic ambulatory pumps, may negatively impact our operations.
Our infusion pumps and related consumables are obtained from outside vendors. The majority of our new pumps are electronic infusion pumps, which are supplied to us by one major supplier. Any loss or disruption of our relationships with outside vendors, including the supply of pumps, parts, or supply recall or pump end-of-life announcements or availability of related proprietary consumable supplies, could subject us to substantial delays in the delivery of pumps or services provided to customers. From time to time, we or our suppliers may experience supply chain disruptions or labor shortages due to circumstances beyond our or our suppliers’ control. Significant delays in the delivery or service of pumps or related proprietary consumable supplies could result in possible cancellation of orders and the loss of customers. Our inability to provide pumps to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as on our business, financial condition, results of operations and cash flows.
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
Our failure to maintain controls and processes over billing and collecting could have a negative impact on our Consolidated Financial Statements.
The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems, billing center operating procedures and proper staffing levels. If we are unable to properly bill and collect our accounts receivable, our financial results could be materially and adversely affected. While management believes that our staffing, controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.
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
An aspect of our growth strategy is to expand into the treatment of other cancers, such as pancreatic, head, neck and gastric cancers. This population of patients will expand only if clinical trial results for new drugs and new combinations of drugs demonstrate superior outcomes for regimens that include continuous infusion therapy relative to alternatives. No assurances can be given that these new drugs and drug combinations will be approved or will prove superior to oral medication or other treatment alternatives. In addition, no assurances can be given that we will be able to penetrate successfully any new markets that may develop in the future or manage the growth in additional resources that would be required.
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
Aggressive competitors may not fully comply with rules regarding CMS and other payers’ billing and documentation requirements. Competitors who do not meet the same standards of compliance that we do with respect to billing regulations, may put us at a potential competitive disadvantage. We are a participating provider with Medicare and as of December 31, 2025, we were under contract with nearly 840 third-party payer networks, all of which have very stringent guidelines. If our competitors do not comply with these regulatory guidelines, we could be put at a potential competitive disadvantage and our business, financial condition, results of operations and cash flows could be material and adversely affected.
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
We finance our operations and capital expenditures with cash generated from operations and borrowings under our 2021 Credit Agreement. On April 26, 2023, we entered into a First Amendment to the 2021 Credit Agreement with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. On July 15, 2025, we entered into a Second Amendment to the 2021 Credit Agreement with the Agent and the lenders party thereto, which further amended the 2021 Credit Agreement. See Note 8 (Debt) in the notes to the accompanying consolidated financial statements for additional information regarding the 2021 Credit Agreement, as amended. Our 2021 Credit Agreement, as amended, contains and the agreements that govern our future indebtedness may contain, covenants that restrict our ability to and the ability of our subsidiaries to, among other things:
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
These covenants may restrict our ability to operate our business. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in reduced liquidity for us and could have a material and adverse effect on our ability to operate our business, financial condition, results of operations and cash flows. Additionally, our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. Our 2021 Credit Agreement, as amended, also contains certain financial covenants. As of December 31, 2025, we were in compliance with all the covenants contained in the 2021 Credit Agreement, as amended, however, there can be no assurance that we will be able to manage any of the risks associated with debt agreements successfully.
Economic uncertainty or deterioration or geopolitical instability could adversely affect us.

The global economy has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Although interest rates have recently been declining, the Federal Open Market Committee (“FOMC”) noted that further decreases to target rates may occur at a slower pace than the recent rate cuts, and it will continue to assess additional information and implications for monetary policy in determining future actions with respect to target rates. Future decreases in the policy rate will be dependent on trends in employment levels and inflation and financial and international developments. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending.

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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws, which changes may have retroactive application, could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition. Also, on July 4, 2025, the U.S. One Big Beautiful Bill Act (the "OBBBA") was enacted, which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act, among other tax and non-tax provisions. The legislation has multiple effective dates, with certain provisions effective beginning in fiscal year ended December 31, 2025 and others becoming effective through the fiscal year ended December 31, 2027. While we continue to evaluate the impact of the OBBBA, these legislative changes did not and are not expected to have a material impact on our results of operations and financial condition.
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
Our U.S. federal net operating loss carryforward for tax purposes was $5.8 million at December 31, 2025, resulting in a federal deferred tax asset of $1.2 million, none of which expire. Our realization of our deferred tax assets including the loss carryforwards is dependent upon many factors, including our ability to generate sufficient taxable income in sufficient amounts. There can be no assurance that we will generate the required amounts of taxable income before the expiration dates are reached.
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
•actual or perceived changes in healthcare policies in the U.S. or globally;
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
As of December 31, 2025, options to purchase 2,639,250 shares of common stock were outstanding, at a weighted average exercise price of $8.02 per share, of which 1,261,035 were exercisable at a weighted average exercise price of $9.42 per share. In addition, RSUs of 480,879 shares, with a weighted average grant date fair value of $7.31 per share, were outstanding and were issuable upon the vesting of certain time restrictions and PSUs of 382,802 shares, with a weighted average grant date fair value of $6.03 per share, were outstanding and were issuable upon meeting certain performance-based vesting criteria.
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
We continue to monitor shifts in past ownership (as defined under Section 382 of the Code). As of December 31, 2025 our U.S. federal net operating loss carryforwards of approximately $5.8 million had an indefinite life. There can be no assurance that we will not experience an ownership change in the future, in which case we may be limited in our ability to use our deferred tax assets.
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
Material weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future. See Item 9A. – “Controls and Procedures” for further discussion.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our technology solutions and services, including through the use of artificial intelligence (“AI”) technologies. We have implemented a service to support EMR technology with some of our outpatient infusion practices that enables billing information to be transferred between us and medical facilities electronically and automatically, thus eliminating the current use of mail, email and/or faxes. We have also implemented a web portal that supports our rental and service customers. We are currently engaged in a multi-year project to replace and upgrade multiple business applications, including our main enterprise resource planning system. If these efforts cease to be successful, our reputation and ability to attract and retain customers and contributors will be adversely affected. Furthermore, we are likely to incur expenses in connection with continually updating and improving our technology infrastructure and services. Without such improvements, our operations might suffer from unanticipated system disruptions, slow application performance or unreliable service levels, any of which could negatively affect our reputation and ability to attract and retain customers and contributors. We may face significant delays in introducing new services, products and enhancements.
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

We also rely on our technology infrastructure to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Additionally, following the onset of the COVID-19 pandemic, many employees transitioned to a remote or hybrid work environment, which has increased risks associated with our information technology systems and networks. These increased risks include cyber-attacks, computer viruses, disruptions, or shutdowns that could result in a failure to protect our information technology infrastructure and data integrity. We have implemented systems and processes to focus on identification, prevention, mitigation and resolution. However, these measures cannot provide absolute security, and our systems may be vulnerable to cybersecurity breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. Cyber-attacks continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Geopolitical events have also increased cybersecurity risks on a global basis. Further, use of AI by our employees, third-party service providers, strategic partners or other contractors or consultants, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.
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
The SEC has recently adopted rules that require us to provide greater disclosure regarding cybersecurity risk management, strategy and governance, as well as disclosure of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability.
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

Our business, like that of most businesses in the healthcare and medical device industry, involves the receipt, storage, and transmission of customer information and payment and reimbursement information, as well as confidential information about third-party payers, our employees, our suppliers and us. State, federal and foreign laws, such as HIPAA, Section 5 of the FTC Act, or the California Consumer Privacy Act, as amended, and other similar state laws regulate the confidentiality of personal information, including sensitive information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures. Unauthorized access may trigger notification requirements, encourage actions by regulatory bodies, result in adverse publicity and lead to litigation. If we fail to monitor, maintain or protect our information technology systems and data integrity or fail to anticipate, plan for or manage significant disruptions to these systems, we could lose customers, be subject to fraud, breach our agreements with or duties toward customers, physicians, other parties, be subjected to regulatory sanctions or penalties, incur expenses or lose revenues, sustain damage to our reputation, or suffer other adverse consequences. Unauthorized tampering, adulteration or interference with our products may also create issues with product functionality that could result in a loss of data, risk to patient safety, and product recalls or field actions. Any of these events could have a material adverse effect on our business, reputation or financial condition.
We rely on information technology systems (including technology from third-party providers) to process, transmit, and store electronic information in our operations, including sensitive personal information and proprietary or confidential information. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data, or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payer, employee, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Specifically, as a result of the broad scale release and availability of emerging digital technologies, including AI technologies machine learning capabilities, there is a global trend towards more regulation to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
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
Cybersecurity Risk Management
•Risk Assessment: We conduct regular risk assessments and penetration tests, leveraging AI-driven threat detection and continuous monitoring tools to identify vulnerabilities impacting confidentiality, integrity, and availability of systems and data.
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
Cybersecurity Governance

InfuSystem maintains a dedicated cybersecurity governance framework. While senior management is primarily responsible for assessing and managing our exposure to risk, our Board of Directors oversees our ERM, including cybersecurity risk management, and ultimately approves ERM policies and procedures. Our Board conducts much of its risk oversight activities, including cybersecurity risk oversight, through our Audit Committee. Given the ever-increasing volume of cyber threats and the magnitude of a potential breach, cybersecurity is a standing topic for the Board of Directors and Audit Committee.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NYSE American under the symbol INFU. As of February 25, 2026, we had approximately 222 stockholders of record of our common stock.
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October 1, 2025 through October 31, 2025	3,669	$9.61	—	$10,327,463
November 1, 2025 through November 30, 2025	55,561	$9.61	51,908	$9,827,463
December 1, 2025 through December 31, 2025	85,986	$9.30	85,986	$9,028,153
Total	145,216	$9.42	137,894
(a) Of the 145,216 shares of common stock presented in the table above, 7,322 shares were originally granted to employees and non-employee directors as stock options and restricted stock awards under our equity compensation plans. Our equity compensation plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our equity compensation plans, the 7,322 shares reflected above were relinquished by employees or non-employee directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the "Share Repurchase Program") authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of December 31, 2025, the Company had repurchased approximately 1,498,376 shares under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
Dividends
Historically, we have not declared or paid any dividends on our common stock. Under the terms of our 2021 Credit Agreement, as amended, our ability to pay dividends on our common stock is limited, and we do not anticipate paying dividends on our common stock in the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered securities during the fiscal year ended December 31, 2025.
Equity Compensation Plan Information
See Part III, Item 12 to this Form 10-K for information relating to securities authorized for issuance under our equity compensation plans.

Stock Performance Graph
As a smaller reporting company, we are presenting the following on a voluntary basis. The following graph shows a comparison of cumulative total shareholder return to the Company's shareholders, the corresponding returns on the Russell 2000 Index during the five-year period ended December 31, 2025 assuming $100 was invested on December 31, 2020 with reinvestment of all dividends.

Stock Performance Graph ($)
$150
$125
$100
$75
$50
$25
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
InfuSystem
Russell 2000 Index

	2020	2021	2022	2023	2024	2025
InfuSystem	$100	$91	$46	$56	$45	$48
Russell 2000 Index	$100	$114	$89	$103	$113	$126

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

Overview
We are a leading national healthcare service provider, facilitating outpatient care for Durable Medical Equipment (DME) manufacturers and healthcare providers. We provide our products and services to hospitals, oncology practices, ambulatory surgery centers, and other alternate site healthcare providers. Our headquarters is in Rochester Hills, Michigan, and we operate our business from a total of seven locations in the U.S. and Canada. We deliver local, field-based customer support as well as operate pump service and repair Centers of Excellence in Michigan, Kansas, California, Massachusetts, Texas and Ontario, Canada. InfuSystem is accredited in Michigan by the Community Health Accreditation Partner (CHAP) and is ISO 9001 certified at our Kansas, Michigan, Massachusetts, Canada and Santa Fe Springs, California locations as well as ISO 13485 certified at our Bakersfield, California location.
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the DME space, its long-standing relationships with DME manufacturers and its healthcare provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, which included nearly 840 third-party payer networks as of December 31, 2025; (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; (vi) team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
Patient Services Segment
Our Patient Services segment’s core purpose is to seek opportunities to leverage our unique know-how in clinic-to-home healthcare involving Durable Medical Equipment, our logistics and billing capabilities, our growing network of third-party payers under contract, and our clinical and biomedical capabilities. This leverage may take the form of new products and/or services, strategic alliances, joint ventures or acquisitions. The leading service within our Patient Services segment is our Oncology Business. Colorectal cancer is the third most prevalent form of cancer in the U.S., according to the American Cancer Society, and the standard of care for the treatment of colorectal cancer relies upon continuous chemotherapy infusions delivered via ambulatory infusion pumps. One of the goals for the Patient Services segment is to expand into treatment of other types of cancers. In 2025, our Oncology Business generated approximately 87% of our total Patient Services segment revenues. In 2025, we generated approximately 43% of our total Patient Services segment revenues from treatments for colorectal cancer and 44% of our Patient Services segment revenues from treatments for non-colorectal disease states. There are a number of approved treatment protocols for pancreatic, head and neck, esophageal and other types of cancers, as well as other disease states which present opportunities for growth. There are also a number of other drugs currently approved by the FDA, as well as agents in the pharmaceutical development pipeline, which we believe could potentially be used with continuous infusion protocols for the treatment of diseases other than colorectal cancer. Additional drugs or protocols currently in clinical trials may also obtain regulatory approval over the next several years. If these new drugs or protocols obtain regulatory approval for use with continuous infusion protocols, we expect the pharmaceutical companies to focus their sales and marketing efforts on promoting the new drugs and protocols to physicians.
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
•Wound Care: In 2020, we added Negative Pressure Wound Therapy ("NPWT") to our portfolio of DME devices offered to patients for home healthcare. Similar to our capabilities surrounding infusion pumps, we offer these devices to patients for third party payer reimbursement and sales, rentals and leases of the equipment and related disposable supplies directly to other healthcare providers. Our fleet off NPWT devices include devices manufactured by Smith and Nephew, Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. In 2024, we added Advanced Wound Care dressings to our wound care product portfolio. We take patient referrals for wound care disposable supplies directly and indirectly from wound care clinics and other sites of care. The products are generally shipped directly from our suppliers to the patents and we receive reimbursement from the patient's health care plan carrier. During 2025, we added Pneumatic Compression Devices ("PCD") to our portfolio of DME devices offered to patients.
•Acquisitions: we believe there are opportunities to acquire smaller, regional healthcare service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices. In May 2025, we acquired the assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company based in Florida. As part of the Company’s Patient Services segment, this acquisition supplements the Company’s existing wound care business by providing access to an advanced patient service fulfillment know-how and software platform that the Company plans to integrate into its existing operations.
•Partnerships and Manufacturer Distribution Arrangements: We look to foster commercial relationships with various DME equipment manufactures and other health care providers where our services and capabilities create value in the healthcare supply chain. In particular, our large portfolio of third-party payer contracts makes us an attractive distribution partner. In November 2022, the Company established a partnership, SI Healthcare Technologies, LLC ("SI Healthcare"), with Sanara MedTech Inc. ("Sanara"). The partnership focuses on delivering DME products targeted at improving patient outcomes, lowering the cost of care, and increasing patient and provider satisfaction. The partnership enables InfuSystem to offer innovative products such as Sanara’s advanced wound care product line to new customers through the jointly controlled entity. In 2024, SI Healchare entered into an exclusive distribution agreement with ChemoMouthpiece, LLC to market and sell a new product designed to reduce the incidence of Oral Mucositis in cancel patients. Oral mucositis is an inflammation of the mucous membranes in the mouth often caused by cancer treatments.
•Information technology-based services: we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, DeviceHub, BlockPain Dashboard® and Tracking Inhouse Management ("TIM").

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

InfuSystem Holdings, Inc. Results of Operations for the year ended December 31, 2025 compared to the year ended December 31, 2024

	Years Ended December 31,
(in thousands, except share and per share data)	2025	2024	Increase/ (Decrease)
Net revenues:
Patient Services	$86,532	$80,378	$6,154
Device Solutions	64,096	61,737	2,359
Less: elimination of inter-segment revenues (a)	(7,192)	(7,254)	62
Total Device Solutions	56,904	54,483	2,421
Total	143,436	134,861	8,575
Gross profit
Patient Services	55,373	52,842	2,531
Device Solutions	24,923	17,561	7,362
Total	80,296	70,403	9,893
Selling, general and administrative expenses
Amortization of intangibles	920	991	(71)
Selling and marketing	10,487	11,312	(825)
General and administrative	56,969	51,209	5,760
Total selling, general and administrative expenses	68,376	63,512	4,864
Operating income	11,920	6,891	5,029
Other expense	(1,297)	(1,832)	535
Income before income taxes	10,623	5,059	5,564
Provision for income taxes	(3,996)	(2,714)	(1,282)
Net income	$6,627	$2,345	$4,282
Net income per share
Basic	$0.32	$0.11	$0.21
Diluted	$0.31	$0.11	$0.20
Weighted average shares outstanding:
Basic	20,657,877	21,271,608	(613,731)
Diluted	21,097,323	21,707,151	(609,828)

(a) Inter-segment revenues are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the year ended December 31, 2025 were $143.4 million, an increase of $8.6 million, or 6.4%, compared to $134.9 million for the year ended December 31, 2024. The increase included higher net revenues for both the Patient Services and Device Solutions segments.
Patient Services
Patient Services net revenue of $86.5 million increased $6.2 million, or 7.7%, during the year ended December 31, 2025 as compared to the prior year. This increase was primarily attributable to additional treatment volume totaling $6.5 million offset partially by $0.3 million lower revenue from sales-type leases of NPWT pumps. The improved volume benefited Oncology revenue by $3.6 million or 5.0% and Wound Care revenue by $3.2 million, or 148.7%. Pain Management revenue decreased by $0.3 million, or 6.2%. Wound Care net revenues included first time sales of PCDs stemming from a new supplier relationship.

Device Solutions
Device Solutions net revenue of $56.9 million increased $2.4 million, or 4.4%, during 2025 as compared to the prior year. This increase included higher rental revenue totaling $1.0 million, or 4.9%, higher medical equipment sales, which increased by $0.5 million, or 7.3%, higher biomedical services revenue, which increased by $0.7 million, or 4%, and higher disposable medical supplies revenue, which increased by $0.2 million or 2.0%. The increase in rental revenue was mainly attributable to new customers added during and since the second quarter of 2024. Medical equipment sales increased due to higher than usual rental buyouts by existing rental customers in the current year. Biomedical services revenue included a non-recurring $0.6 million adjustment associated with a price increase agreed to by a large customer which was also effective for services already rendered but not fully invoiced based on the agreed billing structure. The remaining increase in recurring biomedical services revenue was due to additional volume with other customers offset partially by lower devices under contract with our largest biomedical services customer, GE Healthcare, and lower service repair volume associated with a contract with a device manufacturer to provide a one-time fleet wide software update. During 2025, we restructured our biomedical services contract with GE Healthcare and, consequently, we are starting 2026 at a reduced revenue volume of $7.1 million, or 5.5% annually. This was a necessary change that will have an immediate favorable impact on our reported earnings and cash flows since we also expect an even larger reduction in our expenses. The software update contract was performed in 2024 and 2025 with the greater amount of volume completed in 2024.
Gross Profit
Gross profit for the year ended December 31, 2025 totaling $80.3 million increased $9.9 million, or 14.1%, from $70.4 million during the year ended December 31, 2024. The increase was driven by the increase in net revenues and by higher gross profit as a percentage of net revenue (“gross margin”). Gross margin increased to 56.0% during 2025, as compared to 52.2% during the prior year period, an increase of 3.8%. Both operating segments contributed to the increase in gross profit during 2025 as compared to 2024. Gross margin was lower for the Patient Services segment and was higher for the Devices Solutions segment.
Patient Services
Patient Services gross profit was $55.4 million, during 2025, representing an increase of $2.5 million, or 4.8%, compared to the prior year. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 1.8% to 64.0%. The decrease in gross margin reflected a change in product mix favoring lower gross margin revenues, offset partially by lower pump disposal expenses. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatments, which is a lower gross margin but less capital intensive business than other Patient Services revenue categories. Pump disposal expenses, which include retirements of damaged pumps and reserves for missing pumps, decreased by $0.2 million during 2025 compared to the prior year period.
Device Solutions
Device Solutions gross profit during 2025 was $24.9 million, representing an increase of $7.4 million, or 41.9%, over the prior year. The increase was partially due to the aforementioned non-recurring $0.6 million price increase adjustment agreed to by a large customer and to a $0.6 million error correction during the prior year which did not repeat in the current year. The remaining $6.2 million improvement reflected increased net revenue. The Device Solutions gross margin was 43.8% during 2025, which was 11.6% higher than the prior year. This increase was partially due to the price increase adjustment which increased gross margin by 1.0% in the current year and the error correction in the prior year, which reduced gross margin during that period by 1.5%. The remaining 9.1% increase was attributable to improved procurement costs for materials, increased biomedical productivity and favorable product mix favoring higher gross margin revenues, such as rental revenue and sales of used equipment.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2025 was $0.9 million which was a decrease of $0.1 million, or 7% from the year ended December 31, 2024 due to some intangible assets reaching the end of their amortization life. Based on the current amortization schedule and definite lived intangible assets existing as of December 31, 2025, amortization expense is expected to decrease in 2026 and beyond.
Selling and Marketing Expenses
Selling and marketing expenses for the year ended December 31, 2025 were $10.5 million, a decrease of $0.8 million, compared to 2024. Selling and marketing expenses as a percentage of net revenues decreased to 7.3% compared to 8.4% in

2024. This decrease reflected a reduction in sales team members, a shift in the mix of sales favoring revenue with lower commission rates and improved coverage of fixed costs from higher net revenues. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative (“G&A”) Expenses
G&A expenses for the year ended December 31, 2025 were $57.0 million, an increase of $5.8 million, or 11.2%, from $51.2 million for the year ended December 31, 2024. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO, which was substantially in accordance with his employment agreement. This amount was higher than the total of one-time expenses in 2024 which included a $0.6 million payment to a former member of the board of directors related to a Cooperation Agreement and a one-time payment to the Company's former audit firm for services related to their consent to include their prior year audit report in our 2023 annual report totaling $0.3 million. The remaining increase, net of these amounts of $5.7 million, included $1.8 million of increased expenses related to information technology and business applications upgrades in 2025 as part of a project that began in the second half of 2024. Additional expenses above 2024 levels included personnel directly related to the increased net revenue including revenue cycle personnel and general business expenses totaling $3.5 million and $0.4 million increase in the company's bad debt reserve accrual which was a benefit in the prior year but an expense amount during 2025. G&A expenses as a percentage of net revenues for 2025 increased to 39.7% compared to 38.0% for the prior year mainly reflecting the year-over-year increases offset partially by improved net revenue leverage of fixed costs.
Other Income and Expenses
During the year ended December 31, 2025, we incurred interest expense of $1.3 million, which was $0.5 million lower than interest expense during the year ended December 31, 2024. This decrease was due to a decrease in outstanding borrowings on the 2021 Credit Agreement, as amended (defined below), revolving line of credit and lower average interest rates.
Provision for/Benefit from Income Taxes

During the year ended December 31, 2025, the Company recorded a provision for income taxes of $4.0 million, representing an effective tax rate of 37.6% on pre-tax income totaling $10.6 million. During the year ended December 31, 2024, the Company recorded a provision for income taxes of $2.7 million, representing an effective tax rate of 54% on pre-tax income totaling $5.1 million. The effective tax rate for both periods differed from the U.S. statutory rate mainly due to state, local and foreign taxes and permanent differences between expense recognized for book purposes versus tax purposes including differences associated in the amounts of equity compensation expense, limits on compensation for certain executive members of management and limitations on deductions for travel related meal expenses.
Liquidity and Capital Resources
Overview:
We finance our operations and capital expenditures with cash generated from operations and borrowings under our existing credit agreement. On February 5, 2021, we and certain of our subsidiaries, as borrowers, entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, sole bookrunner and sole lead arranger (the "Agent"), and the lenders party thereto. On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. On July 15, 2025, the Company entered into a Second Amendment to the 2021 Credit Agreement (the “Second Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement. See Note 8 (Debt) in the notes to the accompanying consolidated financial statements for additional information regarding the 2021 Credit Agreement, as amended.

The following table summarizes our available liquidity (in millions):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3.2	$0.5
Revolving line of credit availability	55.0	50.9
Available liquidity	$58.2	$51.4
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
Long-Term Debt Activities:
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million, maturing on July 15, 2030. The Revolving Facility may be increased by $35 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. On February 5, 2021, the Borrowers made an initial borrowing of $30.0 million under the Revolving Facility. Proceeds from the loan, along with approximately $8.2 million in cash, were used to repay all amounts due under the Company’s then existing credit agreement.
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
On April 26, 2023, the Company entered into the First Amendment with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to April 26, 2028, (ii) the replacement of London Interbank Offered Rate (“LIBOR”) with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate, and (iii) an increase of the maximum dollar amount of incremental revolving loans from $25 million to $35 million. Incremental revolving loans continue to be subject to certain conditions, including the consent of the Agent and obtaining necessary commitments.
On July 15, 2025, the Company entered into the Second Amendment with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to July 15, 2030, and (ii) a 0.05% decrease in the Alternative Base Rate and the Adjusted Term SOFR rates.
The 2021 Credit Agreement, First Amendment and Second Amendment were accounted for as debt modifications that resulted in small increases to deferred debt issuance costs. As of December 31, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended. Considering our current liquidity position and short-term financial forecasts, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending December 31, 2026.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2025	December 31, 2024
Revolver:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(24,124)
Letters of credit	—	—
Availability on Revolver	$55,000	$50,876
As of December 31, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2025 was 5.83% (Adjusted Term SOFR of 3.78% plus 2.05%). The actual ABR loan rate at December 31, 2025 was 7.80% (lender’s prime rate of 6.75% plus 1.05%).
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
As of December 31, 2025, the Company had repurchased and retired approximately $11.0 million, or 1,498,376 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in millions):

	Years Ended December 31,
In millions	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$24.4	$20.5	$3.9
Net cash used in investing activities	$(6.8)	$(13.2)	$6.4
Net cash used in financing activities	$(15.0)	$(6.9)	$(8.0)
Operating Cash Flow.  Net cash provided by operating activities for the year ended December 31, 2025 was $24.4 million compared to $20.5 million for the year ended December 31, 2024. This $3.9 million, or 19.3%, increase was attributable to an increase in net income adjusted for non-cash items, which was $24.5 million during the 2025 compared to $19.8 million during 2024, an increase of $4.7 million. The adjusted net income benefit was partially offset by a swing in cash flows related to working capital which was a $0.1 million use of cash during 2025 and a $0.7 million source of cash during 2024, a change unfavorable to operating cash flow totaling $0.7 million. The increase in net income adjusted for non-cash items was primarily attributable to the aforementioned higher revenue, increase in gross margin and lower selling and marketing expenses in 2025. These benefits were partially offset by the increased general and administrative expenses described above. The use of cash for working capital items during the 2025 was primarily driven by an increase in other current assets of $0.9 million and a decrease in accounts payable and other liabilities of $0.7 million. These were partially offset by a decrease in inventories of $1.1 million. The increase in other current assets was primarily related to an increase in a contract asset associated with a customer price increase. The decrease in inventories during 2025 reflected better management of inventory levels held to support recurring revenue including an increased percentage of product being shipped directly from suppliers to customers. The decrease in accounts payable and other liabilities was primarily driven by the lower amount of inventory and variations in timing of the receipt of goods and services and payments. Increases in accounts receivable and inventory during 2024 reflected the higher revenue during the period. The decrease in other assets reflected repayments on Sales-Type leases that exceeded the amount of new Sales-Type leases entered into during 2025.
Investing Cash Flow. Net cash used in investing activities was $6.8 million for the year ended December 31, 2025 compared to $13.2 million for the year ended December 31, 2024. This $6.4 million decrease in net cash used was primarily due to a $8.6 million decrease in purchases of medical equipment. Purchases of medical equipment was higher in 2024 due to increased volume in our rental business, during that period, which required us to purchase additional pumps. Our revenue growth in 2025 was more weighted to service lines that do not require the purchase of capital equipment such as the Wound Care category in the Patient Services segment. This decrease was partially offset by cash used in 2025 to acquire certain assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company totaling $1.4 million.
Financing Cash Flow.  Net cash used in financing activities for the year ended December 31, 2025 was $15.0 million compared to $6.9 million for the year ended December 31, 2024. The use of cash during 2025 primarily included net revolving line of credit repayments under the 2021 Credit Agreement totaling $4.1 million and the repurchase of common stock totaling $9.9 million. During 2024, net revolving line of credit repayments totaled $5.3 million and the use of cash for repurchase of common stock totaled $1.2 million.

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

The Company generates a significant amount of its revenues that are accounted for under ASC 606 from the rental service of infusion pumps to its customers with the remainder of this revenue being derived from product sales and services. For the rental service performance obligation, revenue is based on its estimated standalone price, determined using reimbursement rates established by third-party payer or other contracts. Revenue is recognized over the contract term in which the related performance obligation is satisfied. The Company’s revenues related to product sales are recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer, depending on the delivery terms, or when the customer uses the products in the case of when our products are stored at a customer's location. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products. The Company's revenues related to services are recognized as the service work is completed.
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
Reserve for Missing Medical Equipment
Medical equipment in rental service consists of equipment that the Company purchases from third-parties and is (1) for sale or rent, and (2) used in service to generate rental revenue. The Company periodically performs an analysis to identify potentially missing medical equipment and records a reserve equal to the underlying net book value. The Company determines the need for a reserve based upon the length of time a pump has been in the field without evidence of existence. The Company's basis for determining the need for a reserve is based upon historical experience and other meaningful observable information. The reserve is equal to the underlying net book value of the medical equipment considered missing, which was $2.7 million and $2.5 million as of December 31, 2025 and 2024, respectively. The expense related to adjustments in the reserve is recorded to cost of revenues on the Consolidated Statements of Operations and Comprehensive Income.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three-year period ended December 31, 2025. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of December 31, 2025 and 2024, respectively.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive loss in the Company's consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the consolidated statement of income on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the consolidated statement of operations and comprehensive income. See Note 9 to our consolidated financial statements for information related to the fair values of derivative instruments in our consolidated balance sheets as of December 31, 2025 and 2024 and information related to the effect of derivative instruments included in our Consolidated statement of operations and comprehensive income including the amount of unrealized gain associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during 2025 and 2024.
The Company uses an income approach to value derivative instruments, analyzing quoted market prices to calculate the forward values and then discounts such forward values to the present value using benchmark rates at commonly quoted intervals for the instrument’s full term.
On April 26, 2023, the Company amended its 2021 Credit Agreement with the First Amendment, discussed in Note 8 to the consolidated financial statements, to provide for the replacement of USD LIBOR with Term SOFR as a benchmark interest rate indexed to revolving loans. On May 11, 2023, the Company settled its two outstanding interest rate swap agreements, which were indexed to USD LIBOR, and entered into a new interest rate swap agreement indexed to SOFR to coincide with the index change in the 2021 Credit Agreement, as amended. The swap agreement has a notional value of $20.0 million, which is equal to the combined notional value of the two settled swap agreements. The term of the swap agreement, which matches the April 26, 2028 expiration date of the 2021 Credit Agreement, as amended, extends past the term of the settled swap agreements by approximately 26 months. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of InfuSystem Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounts Receivable, Net and Net Revenues - Third-Party Payer Rental Accounts Receivable and Revenue Price Concessions - Refer to Notes 2 and 4 to the Financial Statements
Critical Audit Matter Description
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
February 27, 2026
We have served as the Company's auditor since 2023.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except par value and share data)	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$3,186	$527
Accounts receivable, net	22,901	21,155
Inventories, net	5,391	6,528
Other current assets	4,858	3,955

Total current assets	36,336	32,165
Medical equipment for sale or rental	4,589	3,157
Medical equipment in rental service, net of accumulated depreciation	34,456	39,175
Property & equipment, net of accumulated depreciation	3,359	4,030
Goodwill	3,710	3,710
Intangible assets, net	6,866	6,456
Operating lease right of use assets	4,178	5,374
Deferred income taxes	4,640	7,188
Derivative financial instruments	748	1,481
Other assets	1,678	878

Total assets	$100,560	$103,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,821	$9,848
Other current liabilities	9,361	7,813

Total current liabilities	20,182	17,661
Long-term debt, net of current portion	19,625	23,864
Operating lease liabilities, net of current portion	3,427	4,560

Total liabilities	$43,234	$46,085

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,209,636 shares issued and outstanding as of December 31, 2025 and 21,272,351 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	117,461	113,868
Accumulated other comprehensive income	565	1,119
Retained deficit	(60,702)	(57,460)

Total stockholders’ equity	57,326	57,529

Total liabilities and stockholders’ equity	$100,560	$103,614
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except share and per share data)	2025	2024

Net revenues	$143,436	$134,861
Cost of revenues	63,140	64,458
Gross profit	80,296	70,403

Selling, general and administrative expenses:
Amortization of intangibles	920	991
Selling and marketing	10,487	11,312
General and administrative	56,969	51,209

Total selling, general and administrative	68,376	63,512

Operating income	11,920	6,891
Other expense:
Interest expense	(1,299)	(1,777)
Other income (expense)	2	(55)

Income before income taxes	10,623	5,059
Provision for income taxes	(3,996)	(2,714)
Net income	$6,627	$2,345
Net income per share
Basic	$0.32	$0.11
Diluted	$0.31	$0.11
Weighted average shares outstanding:
Basic	20,657,877	21,271,608
Diluted	21,097,323	21,707,151

Comprehensive income:
Net income	$6,627	$2,345
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	(733)	40
(Provision for) benefit from income tax on unrealized hedge gain (loss)	179	(9)
Total other comprehensive income (loss)	(554)	31
Net comprehensive income	$6,073	$2,376
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock		Additional Paid in Capital		Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value Amount		Retained Deficit
Balances at December 31, 2023	21,197	2	109,837	(58,625)	1,088	52,302
Shares issued upon restricted stock vesting and option exercise	303	—	45	—	—	45
Stock-based compensation expense	—	—	4,460	—	—	4,460
Employee stock purchase plan	53	—	342	—	—	342
Common stock repurchased as part of share repurchase program	(172)	—	—	(1,180)	—	(1,180)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(109)	—	(816)	—	—	(816)
Other comprehensive income	—	—	—	—	31	31
Net income	—	—	—	2,345	—	2,345
Balances at December 31, 2024	21,272	2	113,868	(57,460)	1,119	57,529
Shares issued upon restricted stock vesting and option exercise	336	—	55	—	—	55
Stock-based compensation expense	—	—	4,363	—	—	4,363
Employee stock purchase plan	62	—	280	—	—	280
Common stock repurchased as part of share repurchase program	(1,327)	—	—	(9,869)	—	(9,869)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(133)	—	(1,105)	—	—	(1,105)
Other comprehensive loss	—	—	—	—	(554)	(554)
Net income	—	—	—	6,627	—	6,627
Balances at December 31, 2025	20,210	$2	$117,461	$(60,702)	$565	$57,326
See accompanying notes to consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$6,627	$2,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	200	(167)
Depreciation	12,374	11,508
Loss on disposal of and reserve adjustments for medical equipment	519	942
Gain on sale of medical equipment	(3,308)	(2,268)
Amortization of intangible assets	920	991
Amortization of deferred debt issuance costs	81	78
Stock-based compensation	4,363	4,460
Deferred income taxes	2,726	1,918
Changes in assets - (increase)/decrease:
Accounts receivable	263	(701)
Inventories	1,140	(126)
Other current assets	(903)	202
Other assets	114	1,953
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(708)	(676)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,408	20,459

INVESTING ACTIVITIES
Acquisition of business	(1,412)	—
Purchase of medical equipment	(8,126)	(16,741)
Purchase of property and equipment	(560)	(1,092)
Proceeds from sale of medical equipment, property and equipment	3,308	4,594
NET CASH USED IN INVESTING ACTIVITIES	(6,790)	(13,239)

FINANCING ACTIVITIES
Principal payments on long-term debt	(52,349)	(56,113)
Cash proceeds from long-term debt	48,226	50,798
Debt issuance costs	(197)	—
Common stock repurchased as part of share repurchase program	(9,869)	(1,180)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(1,105)	(816)
Cash proceeds from exercise of options and ESPP	335	387
NET CASH USED IN FINANCING ACTIVITIES	(14,959)	(6,924)

Net change in cash and cash equivalents	2,659	296
Cash and cash equivalents, beginning of period	527	231
Cash and cash equivalents, end of period	$3,186	$527
See accompanying notes to consolidated financial statements.

The following table presents certain supplementary cash flow information:

	Years Ended December 31,
(in thousands)	2025	2024

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,243	$1,749
Cash paid for income taxes	543	753
NON-CASH TRANSACTIONS
Additions to medical equipment and property (a)	$3,094	$1,383

(a) Amounts consist of current liabilities for medical equipment and property that have not been included in investing activities. These amounts have not been paid for as of December 31, 2025 and 2024, respectively, but will be included as a cash outflow from investing activities for purchases of medical equipment and property when paid.
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
The Company’s core service is supplying electronic ambulatory infusion pumps and associated disposable supply kits to oncology clinics, infusion clinics and hospital outpatient chemotherapy clinics to be utilized in the treatment of a variety of cancers including colorectal cancer, pain management and other disease states. The majority of the Company’s pumps are electronic infusion pumps. ICU Medical, Inc. supplied approximately 60% of the ambulatory pumps purchased by the Company in 2025. The Company has a supply agreement in place with this supplier. Certain “spot” purchases are made on the open market subject to individual negotiation. The Company also supplies Negative Pressure Wound Therapy (“NPWT”) medical equipment, as well as related disposables and ancillary supplies.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains substantially all of its cash and cash equivalents primarily with two financial institutions that are insured with the Federal Deposit Insurance Corporation (“FDIC”). At times throughout the year, cash and cash equivalents balances might exceed FDIC insurance limits. Accounts at banks with an aggregate excess of the amount of outstanding checks over the cash balances are included in accounts payable in current liabilities in the consolidated balance sheet. At December 31, 2025, and 2024, the Company did not have any cash equivalents.
Revenue Recognition
The Company generates revenues from multiple sources including from the sale and rental of our products as well as service contracts. Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606") stipulates revenue recognition at the time and in an amount that reflects the consideration expected to be entitled for the performance obligations that have been provided. ASC 606 defines contracts as creating enforceable rights and may be established through written contracts, oral agreements and through customary business practice. Under this definition, the Company considers contracts to be created at the time that the service is authorized or an order to purchase product is agreed upon regardless of whether or not there is a written contract.
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
Lease Arrangements
The Company also generates its revenues from the rental of infusion pumps to its customers as leases. Under Accounting Standards Codification Topic 842, "Leases" ("ASC 842"), leases may be classified as either financing, sales-type, or operating, and the Company is required to disclose key information about leasing arrangements. The classification determines the pattern of revenue recognition and classification within the statement of operations. The Company elected the “combining lease and non-lease components” practical expedient for all qualifying non-lease components. The Company's customers include medical facilities or patients, depending on the arrangement, and payments are received from different sources which include commercial insurance payers, government insurance payers, medical facilities and patients.
The Company primarily participates in operating leases as a lessor, and determined, and will continue to determine, whether an arrangement is a lease at inception. The Company’s operating leases are primarily for medical equipment under operating lease arrangements that expire at various dates over the next twelve months. The Company’s leases do not contain any restrictive covenants. Most of the Company’s equipment leases do not contain any material residual value guarantees. For the agreements that have guarantees, the residual value reflects management's best estimate of the expected sales price for the equipment at lease termination based on sales history adjusted for recent trends in the expected exit markets. The Company’s equipment leases may contain renewal options which range from one week to one year. Lease payments receivable reflect contractual lease payments adjusted for renewal or termination options that the Company believe the customer is reasonably certain to exercise. As of December 31, 2025, the Company did not have any operating leases that contained renewal options with increasing rental amounts. Many of the Company's leases allow the customer to extend the lease at prevailing market terms. The Company's operating leased assets are not protected against casualty loss through third-party insurance.
Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates, including management's assessment of probability of collection, are required to record revenue and accounts receivable at their net realizable values, otherwise, if probability of collection is not met, the Company records revenue for such leases on a cash basis. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in variable lease payments that require adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. The Company adjusts revenue for historical trends on revenue adjustments due to timely filings, deaths, and other types of analyzable adjustments on a monthly basis to record rental revenue at the expected collectible amounts. Consistent with Accounting Standards Codification Topic 450, "Contingencies", for contracts where collection is considered probable, accounts receivable is reduced by an allowance for credit losses which provides for those accounts from which payment is not expected to be received although product was delivered and revenue was earned. The Company records an allowance for credit losses based upon an analysis of historical collections. The Company has elected to record the adjustments to accounts receivables in net revenues on the Consolidated Statements of Operations and Comprehensive Income. The determination that an account is uncollectible, and the ultimate write-off of that account occurs once collection is considered to be highly unlikely, and it is written-off and charged to the allowance at that time.
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
Accounts Receivable and Allowance for Credit Losses, and Contingencies
Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. Accounts receivable related to rental service and delivery of products are reported at net realizable value, inclusive of adjustments for variable consideration. These adjustments reflect the amounts expected to be collected from payers based on an analysis of historical collections. The Company writes off accounts receivable once collection efforts have been exhausted and an account is deemed to be uncollectible. An allowance for credit losses, and contingencies, is established as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for credit losses was $0.3 million and $0.2 million as of December 31, 2025 and 2024, respectively.
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
Medical Equipment
Medical Equipment (“Equipment”) consists of equipment that the Company purchases from third-parties and is (1) held for sale or rent, and (2) used in service to generate rental revenue. Equipment, once placed into service, is depreciated using the straight-line method over the estimated useful lives of the equipment which is typically seven years. The Company does not depreciate Equipment held for sale or rent. When Equipment in rental service assets are sold, or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the current period. The Company periodically performs an analysis to identify potentially missing Equipment and records a reserve equal to the underlying net book value, which was $2.7 million and $2.5 million as of December 31, 2025 and 2024, respectively. This amount approximates the accelerated depreciation the Company would recognize over the remaining useful lives of the assets determined to be missing. The Company performs a similar analysis of slow-moving Equipment for sale or rent and records a reserve, which was less than $0.1 million as of both December 31, 2025 and 2024.
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
Goodwill
Goodwill is tested for impairment annually or more frequently when certain events or circumstances trigger a review. Management has the option to first assess qualitative factors such as current performance and overall economic conditions to determine whether or not it is necessary to perform a quantitative goodwill impairment test. If the Company chooses that option, then the Company would not be required to perform a quantitative goodwill impairment test unless the Company determines that, based on a qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that an impairment is more likely than not, or if the Company chooses not to perform a qualitative assessment, the Company will then proceed with the quantitative assessment. Under the quantitative test, if the fair value of a reporting unit exceeds its carrying amount, then goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2025 and determined that there was no impairment.

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
Management tests indefinite life trade names for impairment annually or more frequently if deemed necessary. Management has the option of first performing the impairment test for intangible assets with indefinite lives on a qualitative basis, by evaluating factors to determine whether it is more likely than not that an impairment exists. If it is more likely than not that an impairment exists, or if the Company chooses not to perform a qualitative assessment, then a quantitative impairment test is performed. Impairment exists when the carrying amount of the intangible asset exceeds its fair value. If the carrying value of the intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. The Company performed its annual impairment analysis by using a quantitative assessment as of October 31, 2025 and determined that the fair value of the trade names with indefinite lives was greater than their carrying value, resulting in no impairment.
Software Capitalization and Depreciation
The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including payroll and payroll-related costs for employees who are directly associated with the internal-use software project, external direct costs of materials and services and interest costs while developing the software. Capitalized software costs are included in intangible assets, net and are amortized using the straight-line method over the estimated useful life of three to five years. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. The Company did not capitalize any internal-use software for the year ended December 31, 2025, and 2024. Amortization expense for capitalized software was $0.1 million as of both December 31, 2025 and 2024.
The Company assesses impairment indicators related to its internally-developed, internal-use software, specifically looking at the effectiveness and useful lives of each project and sub-project to determine if impairment indicators are present. For the year ended December 31, 2025, the Company assessed the impairment indicators and found none to be present.
Impairment of Long-Lived Assets
Long-lived assets held for use, which includes medical equipment in rental service, property and equipment and amortizable intangible assets, are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company assesses the asset or asset group for recoverability. Recoverability of these assets is determined based upon the expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, appropriate assumptions and projections at the time. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset or asset group. For the years ended December 31, 2025 and 2024, respectively, the Company assessed the impairment indicators and found none to be present.
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
Customer Concentration
As of December 31, 2025 and 2024, the Company had contracts with nearly 840 and 835 third-party payer networks, respectively. Material terms of contracts with third-party payer organizations are typically a pre-negotiated fee schedule rate or a then-current proprietary fee schedule rate for equipment and supplies provided. The majority of these contracts generally provide for a term of one year, with automatic one-year renewals, unless the Company or the contracted payer elect not to renew. The Company also contracts with various other third-party payer organizations, Medicaid, commercial Medicare replacement plans, self-insured plans, facilities of its Medicare patients and numerous other insurance carriers. No single payer or customer represented more than 10% of the Company's net revenue in 2025 or 2024.
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
Treasury Stock
The Company periodically repurchases shares of its common stock. These repurchases take place either as part of a board-authorized program, which may include open market transactions or privately negotiated transactions and may be made under a Rule 10b5-1 plan, or in targeted stock purchase agreements approved by the Board. Treasury stock is accounted for using the par value method. As of December 31, 2025 and 2024, respectively, the Company did not have any shares being held in treasury.
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
Additionally, the Company also determines the fair value of performance-based restricted stock units (“PSUs”) based upon the type of performance measure. These awards typically vest after the Company’s achievement of either a specific Company performance metric or when the market value of the Company’s stock meets a specific metric such as when the closing price of the Company's stock reaches a target value for a minimum number of consecutive trading days. Under FASB Accounting Standards Codification Topic 718, "Compensation: Stock Compensation", the provisions of the PSUs that vest upon achievement of a target market value are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value for this type of award. A third-party valuation expert was engaged to prepare a “Monte Carlo simulation” to account for the market condition to assist management in its conclusion of fair value. That simulation takes into account the beginning stock price of the Company’s common stock, the expected volatilities for the Company’s stock price and the expected risk-free rate of return. The single grant-date fair value computed by this valuation method is recognized by the Company in accounting for the awards regardless of the actual future outcome of the market condition. Compensation costs are accelerated if the market condition is satisfied prior to the end of the service period derived under the Monte Carlo simulation. The grant date fair value of the other PSUs is calculated as the closing price of the Company’s common stock on the grant date multiplied by the number of shares estimated to be delivered subject to the award terms. Company performance measure goals are considered a performance condition and the timing and amount of compensation cost for those PSUs corresponds with management’s expectation of the probable outcome of the performance conditions as of the grant date and during the vesting period.
Deferred Debt Issuance Costs
Capitalized debt issuance costs as of December 31, 2025 and 2024 relate to the Company’s credit facility. The costs related to the agreement are netted against current and non-current debt and is recognized in Interest expense. The Company amortizes these costs using the interest method through the maturity date of the underlying debt.
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
In accordance with this topic, the following table reconciles income and share amounts utilized to calculate basic and diluted net income per common share:

	Years Ended December 31,
	2025	2024
Numerator (in thousands):
Net income:	$6,627	$2,345
Denominator:
Weighted average common shares outstanding:
Basic	20,657,877	21,271,608
Dilutive effect of common stock equivalents	439,446	435,543
Diluted	21,097,323	21,707,151

Stock options of 2,072,460 and 1,950,403 shares were not included in the calculation for the years ended December 31, 2025 and 2024, respectively, because they would have an anti-dilutive effect.
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
Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets as of December 31, 2025 and 2024 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
The Company has adopted Accounting Standards Codification Topic 820, "Fair Value Measurement", which defines fair value, establishes a framework for assets and liabilities being measured and reported at fair value and appends disclosures about fair value measurements.
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
Recent Accounting Pronouncements and Developments
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances existing income tax disclosures primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments in this ASU require public entities to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. Public entities are also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The Company adopted the standard on January 1, 2025. Because the ASU affects disclosure requirements only, adoption did not impact the Company's consolidated financial position, results of operations, or cash flows. See Note 10, Income Taxes, which reflects the expanded disclosures required under the amended guidance.
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
In December 2025, the FASB issued Accounting Standards Update 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09"), which provides clarifications to certain hedge accounting requirements. The amendments are intended to improve consistency in the application of hedge effectiveness and related disclosures. The standard is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial statements and disclosures.
3.    Business Combinations
Acquisitions Accounted for Using the Purchase Method
On May 30, 2025 (the “Closing Date”), the Company acquired certain assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company based in Florida. As part of the Company’s Patient Services segment, this acquisition supplements the Company’s existing wound care business by providing access to an advanced patient service fulfillment know-how and software platform that the Company plans to integrate into its existing operations. Apollo’s results of operation are included in the Company’s consolidated statements of operations and comprehensive income since the Closing Date.
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
During the year ended December 31, 2025, the Company updated the valuation of Apollo with immaterial changes in accounts receivable, intangible assets and other liabilities. As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.    Revenue
Disaggregated Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Years Ended December 31,
	2025		2024
	Total Net Revenues	% of Total Net Revenues	Total Net Revenues	% of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$2,591	1.8%	$2,706	2.0%
Third-Party Payer products	17,750	12.4%	15,023	11.1%
Patient Services revenue recognized over time:
Direct rental services	7,755	5.4%	7,683	5.7%
Third-Party Payer rental services	50,091	34.9%	47,394	35.1%
Total Patient Services accounted for under ASC 606	78,187	54.5%	72,806	53.9%
Device Solutions revenue recognized at a point in time:
Products	17,274	12.0%	16,552	12.3%
Services	11,829	8.2%	8,861	6.6%
Device Solutions revenue recognized over time:
Services	5,790	4.0%	8,082	6.0%
Total Device Solutions accounted for under ASC 606	34,893	24.3%	33,495	24.9%
Total Revenue Accounted for under ASC 606	113,080	78.8%	106,301	78.8%
Patient Services Lease Revenue	8,345	5.8%	7,572	5.6%
Device Solutions Lease Revenue	22,011	15.3%	20,988	15.6%
Total Revenue accounted for under ASC 842	30,356	21.2%	28,560	21.2%
Total Net Revenue	$143,436	100.0%	$134,861	100.0%
Contract Balances

	2025	2024	Change in 2025
Accounts receivable, net	$22,901	$21,155	$1,746
Contract assets	$1,244	$570	$674
Contract liabilities	$109	$—	$109

The change in contract assets during the fiscal year ended December 31, 2025 was mainly due to $8.7 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $9.4 million of revenue recognized for which the payment is subject to conditions other than the passage of time. Contract assets are included in other current assets on the Company's consolidated balance sheets.

5.    Medical Equipment
Medical equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Medical Equipment for sale or rental	$4,600	$3,182
Medical Equipment for sale or rental - pump reserve	(11)	(25)
Medical Equipment for sale or rental - net	4,589	3,157

Medical Equipment in rental service	109,060	107,028
Medical Equipment in rental service - pump reserve	(2,727)	(2,530)
Accumulated depreciation	(71,877)	(65,323)
Medical Equipment in rental service - net	34,456	39,175

Total	$39,045	$42,332
Depreciation expense for medical equipment for the years ended December 31, 2025 and 2024 was $11.1 million and $10.2 million, respectively, which were recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. Sales of the Company's medical equipment are included in net revenue.
6.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,358	$(5,032)	$1,326	$6,180	$(4,588)	$1,592
Automobiles	66	(66)	—	87	(87)	—
Leasehold improvements	5,099	(3,066)	2,033	4,911	(2,473)	2,438

Total	$11,523	$(8,164)	$3,359	$11,178	$(7,148)	$4,030
Depreciation expense for property and equipment for each of the years ended December 31, 2025 and 2024 was $1.2 million and $1.3 million, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.    Goodwill and Intangible Assets
The changes in the carrying value of goodwill by segment are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2024	3,710
Goodwill acquired	—
Balance as of December 31, 2025	$3,710

(a) The Patient Services segment has no recorded goodwill.
The carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	40,164	(35,627)	4,537	38,834	(34,996)	3,838
Unpatented technology	943	(662)	281	943	(528)	415
Non-competition agreements	472	(444)	28	472	(349)	123
Software	10,300	(10,280)	20	10,300	(10,220)	80

Total nonamortizable and amortizable intangible assets	$53,902	$(47,036)	$6,866	$52,572	$(46,116)	$6,456
Amortization expense for intangible assets for the years ended December 31, 2025 and 2024 was $0.9 million and $1.0 million, respectively, which was recorded in "amortization of intangibles expenses" for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of December 31, 2025 is as follows (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter
Amortization expense	$715	$661	$538	$527	$527	$1,898

8.    Debt
On February 5, 2021, the Company entered into a Credit Agreement (the “2021 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), sole bookrunner and sole lead arranger, and the lenders party thereto. The borrowers under the 2021 Credit Agreement are InfuSystem Holdings, Inc. and its subsidiaries (collectively, the “Borrowers”).
The 2021 Credit Agreement provides for a revolving credit facility (the “Revolving Facility”) of $75.0 million. The Revolving Facility may be increased by $25.0 million, subject to certain conditions, including the consent of the Agent and obtaining necessary commitments. The lenders under the 2021 Credit Agreement may issue up to $7.0 million in letters of credit subject to the satisfaction of certain conditions. The 2021 Credit Agreement has customary representations and warranties. The ability to borrow under the facility is subject to ongoing compliance with a number of customary affirmative and negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, investments, asset sales, affiliate transactions and restricted payments, as well as financial covenants, including the following:
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
On April 26, 2023, the Company entered into a First Amendment to the 2021 Credit Agreement (the “First Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things: (i) an extension of the maturity date for the 2021 Credit Agreement to April 26, 2028, (ii) the replacement of London Interbank Offered Rate with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate, and (iii) an increase of the maximum dollar amount of incremental revolving loans from $25 million to $35 million. Incremental revolving loans continue to be subject to certain conditions, including the consent of the Agent and obtaining necessary commitments.
On July 15, 2025, the Company entered into a Second Amendment to the 2021 Credit Agreement (the “Second Amendment”) with the Agent and the lenders party thereto, which amended the 2021 Credit Agreement, to provide for, among other things, an extension of the maturity date for the 2021 Credit Agreement to July 15, 2030.
The First Amendment and Second Amendment were accounted for as debt modifications. As of December 31, 2025, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	December 31, 2025	December 31, 2024
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(24,124)
Availability on Revolving Facility	$55,000	$50,876
The Company had future maturities of its long-term debt as of December 31, 2025 as follows (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$20,000	$—	$20,000
Total	$—	$—	$—	$—	$20,000	$—	$20,000
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	December 31, 2025			December 31, 2024
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$20,000	$20,000	$—	$24,124	$24,124
Unamortized value of debt issuance costs	—	(375)	(375)	—	(260)	(260)
Total	$—	$19,625	$19,625	$—	$23,864	$23,864
As of December 31, 2025, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at December 31, 2025 was 5.83% (Adjusted Term SOFR of 3.78% plus 2.05%). The actual ABR loan rate at December 31, 2025 was 7.80% (lender’s prime rate of 6.75% plus 1.05%).
9.    Derivative Financial Instruments and Hedging Activities
The Company follows a derivative investment policy which provides guidelines and objectives related to managing financial and operational exposures arising from market changes in short term interest rates. In accordance with this policy, the Company can enter into interest rate swaps or similar instruments, will endeavor to evaluate all the risks inherent in a transaction before entering into a derivative financial instrument and will not enter into derivative financial instruments for speculative or trading purposes. Hedging relationships are formally documented at the inception of the hedge and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment.
The Company is exposed to interest rate risk related to its variable rate debt obligations under the 2021 Credit Agreement. The Company uses an interest rate swap agreement to manage exposure arising from this risk. The swap has a constant notional amount over a five-year term that ends on April 26, 2028. The agreement pays the Company 30-day SOFR on the notional amount and the Company pays a fixed rate of interest equal to 1.74%. The Company does not have any other derivative financial instruments.

The table below presents the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges (in thousands):

	December 31, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$748

	December 31, 2024
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$1,481

The table below presents the effect of our derivative financial instruments designated as hedging instruments in AOCI (in thousands):

	Years Ended
	December 31, 2025	December 31, 2024
Gain on cash flow hedges - interest rate swaps
Beginning balance	$1,119	$1,088
Unrealized gain recognized in AOCI	(227)	734
Amounts reclassified to interest expense (a)(b)	(506)	(694)
Tax benefit (provision)	179	(9)
Ending balance	$565	$1,119

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the consolidated statement of operations for the years ended December 31, 2025 and 2024 was $1.3 million and $1.8 million, respectively.

(b) As of December 31, 2025, $0.3 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the years ended December 31, 2025 and 2024, respectively.

10.    Income Taxes
In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included significant provisions modifying the U.S. tax framework. While the Company continues to evaluate the impact of OBBBA, these legislative changes did not and are not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
The following table summarizes the Company’s income before income taxes (in thousands):

	Years Ended December 31,
	2025	2024
U.S income	$9,322	$3,938
Non-U.S. income	1,301	1,121
Income before income taxes	$10,623	$5,059
The following table summarizes the Company’s components of the consolidated provision for income taxes (in thousands):

	Years Ended December 31,
	2025	2024
U.S Federal income tax expense
Current	$(5)	$—
Deferred	(2,496)	(1,673)
Total U.S. Federal income tax expense	(2,501)	(1,673)
State and local income tax expense
Current	(750)	(488)
Deferred	(232)	(245)
Total state and local income tax expense	(982)	(733)
Foreign income tax expense
Current	(513)	(308)
Total income tax expense	$(3,996)	$(2,714)
The following table summarizes a reconciliation of the Company’s income tax (expense) benefit from the effective income tax rate to the U.S. federal statutory rate (in thousands):

	Years Ended December 31,
	2025		2024
	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax expense at the statutory rate	$(2,231)	21.0%	$(1,062)	21.0%
State and local income tax expense, net of federal income tax effect	(776)	7.3%	(579)	11.4%
Nontaxable or nondeductible items
Meals and Entertainment	(127)	1.2%	(124)	2.5%
Stock Options	—	—%	(471)	9.3%
Non-deductible Officer's Compensation	(491)	4.6%	(153)	3.0%
Income for Canada Disregarded Entity	(165)	1.6%	(171)	3.4%
Other	34	(0.3%)	(2)	—%
Tax credits	—	—%	(78)	1.6%
Foreign Tax Effects	(240)	2.3%	(72)	1.4%
Reconciling Adjustment	—	—%	—	—%
Income tax (expense) benefit at effective income tax rate	$(3,996)	37.6%	$(2,714)	53.6%

During 2025, state and local taxes in California, Kansas, Michigan, and Texas comprised the majority of the state and local income taxes, net of federal effect category. During 2024, state and local taxes in Texas, Michigan, Kansas, Illinois, and New York comprised the majority of the state and local income taxes, net of federal effect category

The following table illustrates incomes taxes paid by jurisdiction (in thousands):

	Years Ended December 31,
	2025	2024
U.S. Federal	$—	$—
U.S State and local
Florida	28	81
Georgia	(a)	51
Illinois	(a)	51
Michigan	(a)	65
New York	47	(a)
Pennsylvania	(a)	61
Texas	94	50
Other	180	255
	349	614
Foreign
Canada	$194	$139
Total	$543	$753

(a) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in other.

The following table summarizes the temporary differences and carryforwards that give rise to deferred tax assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Deferred Federal, state and local tax assets –
Bad debt reserves	$5,673	$4,448
Stock-based compensation	2,343	1,806
Net operating loss (a)	1,385	3,434
Operating lease liabilities	1,248	1,548
Accrued compensation	1,067	801
Inventories	763	713
Research & development credits	517	555
Other credits	23	23
Other	120	1,128
Total deferred Federal, state and local tax assets	13,139	14,456
Deferred Federal, state and local tax liabilities –
Depreciation and asset basis differences	(6,502)	(4,792)
Goodwill and intangible assets	(731)	(737)
Right-of-use assets	(1,083)	(1,377)
Derivative financial instruments	(183)	(362)
Total deferred Federal, state and local tax liabilities	(8,499)	(7,268)
Net deferred tax assets	$4,640	$7,188
(a) At December 31, 2025 and 2024, this includes state and local net operating losses of $0.2 million and $0.4 million, respectively.

The Company’s U.S. federal net operating loss carryforward for tax purposes was $5.8 million at December 31, 2025, resulting in a federal deferred tax asset of $1.2 million; such net operating loss carryforwards have an indefinite life. The Company’s state net operating loss carryforward of approximately $0.2 million is comprised of various jurisdictions. These state net operating losses can be used for a period of 5 to 20 years and vary by state, and if unused, begin to expire in 2026, though a substantial portion expires beyond 2026. Approximately less than $0.1 million of the state net operating loss carryforwards have an indefinite life. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.
The Company continues to monitor shifts in past ownership (as defined under Section 382 of the Code). The Company had no uncertain tax positions for the years ended December 31, 2025 and 2024.
The Company is subject to taxation for Federal and various state jurisdictions in the U.S. and Canada. The Federal income tax returns of the Company for the years 2022 through 2025 are open to examination by the Internal Revenue Service. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed. Canadian income tax returns of the Company for the years 2020 through 2025 are subject to examination by the Canada Revenue Agency.
11.    Commitments and Contingencies
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
12.    Leases
As Lessee:
The Company has historically entered into a number of lease agreements under which the Company is the lessee for equipment and office leases.
The components of the Company’s operating lease costs consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$1,989	$1,910
Variable lease cost	460	359
Total lease cost	$2,449	$2,269
Lease costs for the years ended December 31, 2025 and 2024 of approximately $2.4 million and $2.3 million, respectively, were recorded to G&A expenses. Expense related to short-term leases, which are not recorded on the Company's consolidated balance sheets, was $0.8 million and nil for the fiscal years ended December 31, 2025, and 2024, respectively.

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$2,025	$1,863

Right of use assets obtained in exchange for lease obligations:
Operating leases	$37	$250

Increases to right of use assets resulting from lease modifications:
Operating leases	$344	$—
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	2025	2024
	Years	Years
Weighted average remaining lease term:	4.5	5.3
	Rate	Rate
Weighted average discount rate:	7.7%	7.9%
Future maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

Operating Leases
2026	$1,903
2027	1,627
2028	1,504
2029	1,396
2030	818
Thereafter	273
Total undiscounted lease payments	7,521
Less: Imputed interest	(2,706)
Total lease liabilities	$4,815

The long-term portion of the lease liabilities included in the amounts above is $3.4 million with the remainder included in other current liabilities in the Consolidated Balance Sheets.
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
The components of the Company’s lease revenues consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Net operating lease revenue	$30,006	$27,843
Sales-type lease revenue	350	717
Total lease revenue	$30,356	$28,560

The components of our net investment in sales-type leases as of December 31, 2025 and 2024 were (in thousands):

	2025	2024
Lease receivable	$1,905	$1,934
Net investment in leases	$1,905	$1,934

Our net investment in sales-type leases is classified as follows in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts receivable, net	$563	$1,207
Other assets	1,342	727
Total	$1,905	$1,934

Future maturities of sales-type leases as of December 31, 2025 are as follows (in thousands):

Sales-Type Leases
2026	$807
2027	658
2028	562
2029	408
Total undiscounted lease payments	2,435
Less: Imputed interest	(530)
Total lease receivables	$1,905
13.    Share-Based Compensation
Stock Incentive Plan
The Company has various stock option and stock-based incentive plans and agreements whereby equity based awards are granted to certain employees, directors and others approved by the Company’s Board of Directors (the “Board”) or Compensation Committee. Grants may be made in the form of stock options, restricted stock awards ("RSUs" or "RSAs"), performance-based restricted stock units ("PSU's), unrestricted common stock in addition to other award types. Stock options are granted with an exercise price at, or above, fair market value on the date of grant, generally expire in 5 to 10 years from the grant date and generally become exercisable over a period of up to 3 years. RSUs generally become vested over a period of up to three years. PSUs generally become vested over a period of up to three years based on the performance of a specific achievement. Awards typically vest and are issued only if the participants remain employed by the Company through the vesting date. Common stock issued under these awards is issued from shares reserved under the Company’s plan described below.
On May 18, 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s shareholders at the 2021 Annual Meeting on May 18, 2021 and became effective at that time. The 2021 plan supersedes the 2014 Amended and Restated Stock Incentive Plan (the "2014 Plan"). The 2021 Plan provided for the issuance of a maximum of 2,500,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan, which as of December 31, 2025 totaled 428,067. On May 16, 2023 at the 2023 Annual Meeting, the Company's shareholders approved the First Amendment (the "First Amendment") to the 2021 Plan. The First Amendment increased the maximum number of shares of the Company's common stock reserved for issuance under the 2021 Plan by 2,500,000 shares to 5,000,000 shares, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan. On May 15, 2025 at the 2025 Annual Meeting, the Company's shareholders approved the Second Amendment (the "Second Amendment") to the 2021 Plan. The Second Amendment increased the maximum number of shares of the Company's common stock reserved for issuance under the 2021 Plan by 1,000,000 shares to 6,000,000 shares, plus the number of shares of the Company's common stock underlying any outstanding award granted under the 2014 Plan that expires or is cancelled, forfeited, or terminated under the terms of the 2014 Plan.

Reductions in the available share limit associated with these grants are based on a fungible ratio of 1:1 for stock options and stock appreciation rights and 2:1 for all other types of awards. Any shares subject to an award that expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of stock to which the award related again become available for issuance under the limit. As of December 31, 2025, a total of 639,308 common shares remained available for future grant under the 2021 Plan. This amount reflects reductions from the original limit for grants reflective of the respective fungible ratios. The available amount also reflects the maximum potential share issuance potential in the case of performance grants that provide for variable share payouts.

On April 23, 2014, the Company’s Board adopted the 2014 Plan. The 2014 Plan was approved by the Company’s shareholders at the 2014 Annual Meeting and became effective as of the date it was adopted by the Board of Directors. The 2014 Plan provided for the issuance of a maximum of 2,000,000 shares of common stock in connection with the grant of stock-based or stock-denominated awards. On July 19, 2018, the Company’s stockholders approved the reservation of an additional 1,000,000 shares to be issued under the 2014 Plan. On May 15, 2019, the Company’s stockholders approved the reservation of an additional 1,000,000 shares to be issued under the 2014 Plan. The 2021 Plan replaced and superseded the 2014 Plan, so as of the adoption date of the 2021 Plan, no common shares remained available for future grant under the 2014 Plan.
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
The following table presents the total stock-based compensation expense, which is included in selling, general and administrative expenses (in thousands):

	Years Ended December 31,
	2025	2024
Restricted share expense	$2,384	$2,384
Stock option expense	1,979	2,076
Total stock-based compensation expense	$4,363	$4,460

Tax benefit related to stock-based compensation	$766	$475
Shares Forgone to Satisfy Minimum Statutory Withholdings
During the years ended December 31, 2025 and 2024, shares of common stock were issued to employees and directors as their restricted stock awards vested or stock options were exercised. Under the terms of the Company’s stock plans, at the election of each employee, the Company can authorize a net settlement of distributable shares to employees in order to satisfy an individual employees' tax withholding obligations. For the years ended December 31, 2025 and 2024 the Company received 132,909 shares and 108,607 shares, respectively, from employees for tax withholding obligations.
Restricted Stock Awards
Restricted stock awards entitle the holder to receive, upon meeting certain time-based vesting criteria, a specified number of shares of the Company’s common stock. Stock-based compensation cost of restricted stock awards is measured by the market value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share activity, excluding the Company’s employee stock purchase plan:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	503,894	$8.55
Granted	228,539	6.12
Vested	(110,286)	9.36
Vested shares forgone to satisfy minimum statutory withholding	(65,989)	9.36
Forfeitures	(75,279)	7.19
Unvested at December 31, 2025	480,879	$7.31

	Year Ended December 31,
	2025	2024

Weighted average grant date fair value of awards granted	$6.12	$7.51
Total fair value of shares vested	$824,800	$1,122,749
Total fair value of shares forgone to satisfy minimum statutory withholding	$493,515	$651,469
As of December 31, 2025, there was $1.3 million of pre-tax total unrecognized compensation cost related to non-vested restricted stock awards, which will be adjusted for future forfeitures, if any. The Company expects to recognize such cost over a weighted average period of one year.
Performance-Based Restricted Stock Units
During the year ended December 31, 2025, the Company granted approximately 364,905 PSUs and during the year ended December 31, 2024, the Company granted approximately 117,582 PSUs. PSUs entitle the holder to receive, upon meeting certain performance-based vesting criteria, a specified number of shares of the Company’s common stock. These market-based awards vest after the Company’s achievement of either a specified trading price metric of the Company’s stock, such as when the trading price reaches a target value for a minimum number of consecutive trading days, or after an attainment of total shareholder return ("TSR") metric relative to a TSR for a benchmark group of other companies. In the case of the awards having a trading price metric, awards are paid in stock either immediately upon achievement of the performance condition or expire without any payment after the third anniversary of the grant date. In the case of the awards having a TSR metric, awards can be earned at an amount of 50% of the target number of shares for achieving a minimum threshold below the target or up to 200% of the target number of shares for exceeding the target, with a linear adjustment between the threshold and target or between target and maximum performance achievement. The TSR awards also have a time-based vesting criteria.
The following table summarizes the Company’s PSU activity:

	Number of shares	Weighted average grant date fair value

Unvested at December 31, 2024	189,221	$7.92
Granted	364,905	5.70
Vested	(30,325)	3.19
Vested shares forgone to satisfy minimum statutory withholding	(19,675)	3.19
Forfeitures	(121,324)	9.17
Unvested at December 31, 2025	382,802	$6.03

	Year Ended December 31,
	2025	2024

Weighted average grant date fair value of awards granted	$5.70	$5.69
Total fair value of shares vested	$309,921	$83,862
Total fair value of shares forgone to satisfy minimum statutory withholding	$201,079	$67,137
As of December 31, 2025, there was $1.5 million of pre-tax total unrecognized compensation cost related to non-vested PSUs, which will be adjusted for changes to management’s expectations of the probable outcomes of the performance conditions, if any. The Company expects to recognize such cost over a weighted average period of one year.
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
As of December 31, 2025, there were 209,321 shares remaining available for future issuance. The following table summarizes the activity relating to the Company’s ESPP program:

	Years Ended December 31,
	2025	2024
Compensation expense	$139,140	$93,523
Shares of stock sold to employees	61,470	52,965
Weighted average fair value per ESPP award	$6.00	$9.21
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

The following tables detail the various stock option activity:

2014 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	535,667	$7.00	3.57	$1,588,137
Exercised	(49,259)	2.59
Exercised shares forgone to satisfy minimum statutory withholding	(32,889)	2.57
Shares tendered for cashless exercise	(27,852)	2.50
Forfeitures and expirations	(75,750)	8.34

Outstanding at December 31, 2025	349,917	$8.09	3.60	$960,120

Exercisable at December 31, 2025	349,917	$8.09	3.60	$960,120
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

2021 Plan (Options)	Number of Authorized Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	1,840,786	$8.93	8.54	$1,504,894
Granted	889,421	6.13
Exercised	(12,549)	8.22
Exercised shares forgone to satisfy minimum statutory withholding	(14,356)	7.09
Cashless exercise	(177,214)	8.39
Forfeitures and expirations	(236,755)	8.06

Outstanding at December 31, 2025	2,289,333	$8.00	8.15	$3,888,088

Exercisable at December 31, 2025	911,118	$9.93	7.22	$729,868
Aggregate Intrinsic Value = Excess of market value over the option exercise price of all in-the-money stock options.

The following is the average fair value per share estimated on the date of grant and the assumptions used for options granted:

	Years Ended December 31,
Stock Options:	2025	2024
Expected volatility	46% to 57%	46% to 51%
Risk free interest rate	3.56% to 4.01%	4.22% to 4.60%
Expected lives at date of grant (in years)	4.24	4.08
Weighted average fair value of options granted	$2.75	$2.97
Total intrinsic value of options exercised	$926,116	$322,797

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
As of December 31, 2025, the Company had repurchased and retired approximately $11.0 million, or 1,498,376 shares, of the Company's outstanding common stock under the Share Repurchase Program. The Company had repurchased and retired approximately $6.2 million, or 553,149 shares under the previous authorization.
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
The financial information summarized below is presented by reportable segment:

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$86,532	$56,904	$—	$143,436
Net revenues - internal	—	7,192	(7,192)	—
Total net revenues	86,532	64,096	(7,192)	143,436

Significant Segment Expenses:
Supplies and material costs	23,478	18,932	(7,192)	35,218
Employee-related expenses	—	16,328	—	16,328
Depreciation	7,357	3,787	—	11,144
Other segment items (a)	324	126	—	450
Gross profit	$55,373	$24,923	$—	$80,296

Selling, general and administrative expenses				68,376
Interest expense				(1,299)
Other income				2

Income before income taxes				$10,623

Total assets	$53,518	$45,042	$2,000	$100,560
Purchases of medical equipment	$4,560	$3,566	$—	$8,126
Depreciation and amortization of intangible assets	$8,492	$4,802	$—	$13,294

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

15.    Employee Benefit Plans and Other
The Company has a defined contribution plan in which the Company makes discretionary matching contributions for a certain percentage of employee contributions. For the years ended December 31, 2025 and 2024, the Company’s matching contributions was $1.4 million and $1.3 million, respectively. The Company does not provide other post-retirement or post-employment benefits to its employees. As of December 31, 2025 and 2024, accrued payroll liabilities included in Other current liabilities were $5.5 million and $4.8 million, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO determined that the Company's disclosure controls and procedures were effective as of December 31, 2025.
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
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included below.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of InfuSystem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 27, 2026

Item 9B.     Other Information.
During the three months ended December 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Part III, Item 10 is incorporated herein by reference to the sections titled “Election of Directors,” “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
The information required by Part III, Item 11 is incorporated herein by reference to the sections titled “Advisory Vote Regarding Executive Compensation,” “Executive Compensation,” and “Policies and Practices Related to the Grant of Certain Equity Awards” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights ( a ) (1)	Weighted Average Exercise Price of options and rights ( b ) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) ( c )
Plan Category:
Equity compensation plans approved by security holders:
2014 Plan *	349,917	$8.09	—
2021 Plan	3,153,014	$8.00	639,308
Total	3,502,931	$8.02	639,308
* As of December 31, 2025, this plan is no longer in effect other than for stock options and rights that were previously granted and remain outstanding.
(1) This amount includes 863,681 shares of common stock issuable upon the vesting of certain restricted stock awards and performance-based restricted stock units and 2,639,250 shares of common stock issuable upon the exercise of vested stock option awards.
(2) Excludes RSUs and PSUs, which have no exercise price.
(3) Includes 2,500,000 shares authorized as part of our 2021 Annual Meeting of Stockholders held in May 2021, plus 2,500,000 shares authorized as part of our 2023 Annual Meeting of Stockholders held in May 2023, plus 1,000,000 shares authorized as part of our 2025 Annual Meeting of Stockholders held in May 2025, plus 428,067 shares granted under the 2014 Plan that expired or were cancelled, forfeited, or terminated under the terms of the 2014 Plan and thus eligible to be added to the 2021 Plan, less 5,788,759 shares that were made available to certain employees, directors and others.
The other information required by Part III, Item 12 is incorporated herein by reference to the section titled “Security Ownership of certain Beneficial Owners and Management” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13 is incorporated herein by reference to the sections titled “Election of Directors – Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Part III, Item 14 is incorporated herein by reference to the sections titled “Ratification of Independent Registered Public Accounting Firm” and “Independent Auditor’s Fees” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.28
Second Amendment to Credit Agreement, dated July 15, 2025, by and among InfuSystem Holdings, Inc., InfuSystem, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on July 17, 2025).

10.29**
Second Amended and Restated Employment Agreement, dated May 29, 2025, by and between the Company and Carrie Lachance (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on June 3, 2025).

10.30**
Separation Agreement, dated March 31, 2025, by and between the Company and Richard DiIorio (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on April 1, 2025).

10.31**
Second Amendment to the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on May 20, 2025).

19.1*	InfuSystem Holdings, Inc. Insider Trading Policy

Exhibit Number	Description of Document

21.1*	Subsidiaries of InfuSystem Holdings, Inc.

23.1*	Consent of DELOITTE & TOUCHE LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	InfuSystem Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation, dated as of October 2, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Management contract or compensatory plan, contract or arrangement.
Item 16.    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFUSYSTEM HOLDINGS, INC.

Date: February 27, 2026	By:	/s/ CARRIE LACHANCE
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Date: February 27, 2026	By:	/s/ CARRIE LACHANCE
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2026		/s/ BARRY STEELE
Barry Steele
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: February 27, 2026		/s/ SCOTT SHUDA
Scott Shuda
Chairman of the Board Director

Date: February 27, 2026		/s/ KENNETH EICHENBAUM
Kenneth Eichenbaum
Director

Date: February 27, 2026		/s/ PAUL GENDRON
Paul Gendron
Director

Date: February 27, 2026		/s/ BEVERLY HUSS
Beverly Huss
Director

Date: February 27, 2026		/s/ RONALD HUNDZINSKI
Ronald Hundzinski
Director

Date: February 27, 2026		/s/ DR. JOHN J. SVIOKLA
Dr. John J. Sviokla
Director