Form 10-Q
period 2026-03-31
InfuSystem Holdings, Inc
filed 2026-05-08
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, 20,181,703 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,106	$3,186
Accounts receivable, net	23,980	22,901
Inventories, net	5,832	5,391
Other current assets	4,744	4,858

Total current assets	36,662	36,336
Medical equipment for sale or rental	3,669	4,589
Medical equipment in rental service, net of accumulated depreciation	34,255	34,456
Property & equipment, net of accumulated depreciation	3,217	3,359
Goodwill	3,710	3,710
Intangible assets, net	6,656	6,866
Operating lease right of use assets	3,844	4,178
Deferred income taxes	4,232	4,640
Derivative financial instruments	766	748
Other assets	1,646	1,678

Total assets	$98,657	$100,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,632	$10,821
Other current liabilities	7,510	9,361

Total current liabilities	17,142	20,182
Long-term debt	19,646	19,625
Operating lease liabilities, net of current portion	3,120	3,427

Total liabilities	39,908	43,234

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,178,890 shares issued and outstanding as of March 31, 2026 and 20,209,636 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	118,713	117,461
Accumulated other comprehensive income	575	565
Retained deficit	(60,541)	(60,702)

Total stockholders’ equity	58,749	57,326

Total liabilities and stockholders’ equity	$98,657	$100,560

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025

Net revenues	$33,684	$34,716
Cost of revenues	14,002	15,549
Gross profit	19,682	19,167

Selling, general and administrative expenses:
Amortization of intangibles	209	248
Selling and marketing	3,080	2,985
General and administrative	14,803	15,316

Total selling, general and administrative	18,092	18,549

Operating income	1,590	618
Other expense:
Interest expense	(255)	(336)
Other income (expense)	82	(29)

Income before income taxes	1,417	253
Provision for income taxes	(400)	(520)
Net income (loss)	$1,017	$(267)
Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)
Weighted average shares outstanding:
Basic	20,211,045	21,125,019
Diluted	20,893,767	21,125,019

Comprehensive income:
Net income (loss)	$1,017	$(267)
Other comprehensive income:
Unrealized gain (loss) on hedges	18	(329)
Benefit from (provision for) income tax on unrealized hedge loss	(8)	80
Net comprehensive income (loss)	$1,027	$(516)
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	79	—	—	—	—	—
Stock-based compensation expense	—	—	1,108	—	—	1,108
Employee stock purchase plan	35	—	159	—	—	159
Common stock repurchased as part of share repurchase program	(382)	—	—	(2,895)	—	(2,895)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(30)	—	(237)	—	—	(237)
Other comprehensive loss	—	—	—	—	(249)	(249)
Net loss	—	—	—	(267)	—	(267)
Balances at March 31, 2025	20,974	$2	$114,898	$(60,622)	$870	$55,148

Balances at December 31, 2025	20,210	$2	$117,461	$(60,702)	$565	$57,326
Shares issued upon restricted stock vesting and option exercise	56	—	31	—	—	31
Stock-based compensation expense	—	—	1,233	—	—	1,233
Employee stock purchase plan	20	—	153	—	—	153
Common stock repurchased as part of share repurchase program	(89)	—	—	(856)	—	(856)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(18)	—	(165)	—	—	(165)
Other comprehensive income	—	—	—	—	10	10
Net income	—	—	—	1,017	—	1,017
Balances at March 31, 2026	20,179	$2	$118,713	$(60,541)	$575	$58,749
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net income (loss)	$1,017	$(267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	69	45
Depreciation	3,044	3,072
Loss on disposal of and reserve adjustments for medical equipment	202	257
Loss (gain) on sale of medical equipment	123	(838)
Amortization of intangible assets	209	248
Amortization of deferred debt issuance costs	21	19
Stock-based compensation	1,233	1,108
Deferred income taxes	400	520
Changes in assets - (increase)/decrease:
Accounts receivable	(2,250)	(2,095)
Inventories	(203)	433
Other current assets	(130)	126
Other assets	563	729
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(3,328)	(1,577)
NET CASH PROVIDED BY OPERATING ACTIVITIES	970	1,780

INVESTING ACTIVITIES
Purchase of medical equipment	(1,680)	(3,284)
Purchase of property and equipment	(157)	(131)
Proceeds from sale of medical equipment, property and equipment	577	754
NET CASH USED IN INVESTING ACTIVITIES	(1,260)	(2,661)

FINANCING ACTIVITIES
Principal payments on long-term debt	(6,145)	(14,407)
Cash proceeds from long-term debt	6,145	19,231
Common stock repurchased as part of share repurchase program	(809)	(2,895)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(165)	(228)
Cash proceeds from exercise of options and ESPP	184	159
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(790)	1,860

Net change in cash and cash equivalents	(1,080)	979
Cash and cash equivalents, beginning of period	3,186	527
Cash and cash equivalents, end of period	$2,106	$1,506
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying unaudited condensed consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The carrying amounts reported in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
2.Recent Accounting Pronouncements and Developments
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient election that assumes current conditions as of the balance sheet date remain unchanged when developing forecasts for estimating expected credit losses. ASU 2025-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2025, with early adoption permitted. Adoption of this standard did not have a material impact on the Company’s allowance for credit losses or consolidated financial statements.
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
Purchase Price Allocation
Pursuant to FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” the purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective acquisition date. The purchase price allocation reflects management’s estimates and assumptions, including the recognition of identifiable intangible assets, and no goodwill was recorded. The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Closing Date is presented below (in thousands):

Apollo
Accounts receivable	$140
Other assets	6
Intangible assets	1,330
Accounts payable and other current liabilities	(64)
Total purchase price	$1,412
As the amounts are immaterial, the unaudited pro forma financial information has not been presented.

4.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended March 31,
	2026		2025
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$673	2.0%	$638	1.8%
Third-Party Payer products	4,868	14.5%	3,951	11.4%
Patient Services revenue recognized over time:
Direct rental services	1,963	5.8%	1,914	5.5%
Third-Party Payer rental services	12,484	37.1%	12,215	35.2%
Total Patient Services accounted for under ASC 606	19,988	59.3%	18,718	53.9%
Device Solutions revenue recognized at a point in time:
Products	3,335	9.9%	4,002	11.5%
Services	2,792	8.3%	2,350	6.8%
Device Solutions revenue recognized over time:
Services	149	0.4%	1,855	5.3%
Total Device Solutions accounted for under ASC 606	6,276	18.6%	8,207	23.6%
Total Revenue Accounted for under ASC 606	26,264	78.0%	26,925	77.6%
Patient Services lease revenue	2,117	6.3%	2,056	5.9%
Device Solutions lease revenue	5,303	15.7%	5,735	16.5%
Total Revenue accounted for under ASC 842, Leases	7,420	22.0%	7,791	22.4%
Total Net Revenue	$33,684	100.0%	$34,716	100.0%
Contract Balances

(dollars in thousands)	As of March 31, 2026	As of December 31, 2025	$ Change
Accounts receivable, net	$23,980	$22,901	$1,079
Contract assets	$1,222	$1,244	$(22)
Contract liabilities	$156	$109	$47
The change in contract assets during the three months ended March 31, 2026 included $0.9 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was partially offset by $0.9 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets. As of December 31, 2024, accounts receivable, net, and contract assets were $21.2 million and $0.6 million, respectively. As of December 31, 2024, there were no contract liabilities. Revenue recognized during the three months ended March 31, 2026 that was included in the contract liabilities at the beginning of the period was $0.1 million. The allowance for credit losses was $0.3 million as of both March 31, 2026 and December 31, 2025.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Medical equipment for sale or rental	$3,680	$4,600
Medical equipment for sale or rental - pump reserve	(11)	(11)
Medical equipment for sale or rental - net	3,669	4,589

Medical equipment in rental service	111,407	109,060
Medical equipment in rental service - pump reserve	(2,780)	(2,727)
Accumulated depreciation	(74,372)	(71,877)
Medical equipment in rental service - net	34,255	34,456

Total	$37,924	$39,045
Depreciation expense for medical equipment for the three months ended March 31, 2026 was $2.7 million compared to $2.8 million the same prior year period. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the three months ended March 31, 2026 and 2025, $1.9 million and $1.2 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,440	$(5,131)	$1,309	$6,358	$(5,032)	$1,326
Automobiles	66	(66)	—	66	(66)	—
Leasehold improvements	5,129	(3,221)	1,908	5,099	(3,066)	2,033

Total	$11,635	$(8,418)	$3,217	$11,523	$(8,164)	$3,359
Depreciation expense for property and equipment for both the three months ended March 31, 2026 and 2025 was $0.3 million. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the three months ended March 31, 2026 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2025	$3,710
Goodwill acquired	—
Balance as of March 31, 2026	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	40,164	(35,767)	4,397	40,164	(35,627)	4,537
Non-competition agreements	472	(465)	7	472	(444)	28
Unpatented technology	943	(696)	247	943	(662)	281
Software	10,300	(10,295)	5	10,300	(10,280)	20

Total nonamortizable and amortizable intangible assets	$53,902	$(47,246)	$6,656	$53,902	$(47,036)	$6,866
Amortization expense for both the three months ended March 31, 2026 and 2025 was $0.2 million, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of March 31, 2026 is as follows (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total

Amortization expense	$505	$661	$538	$527	$527	$1,898	$4,656
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
The First Amendment and Second Amendment were accounted for as debt modifications. As of March 31, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	March 31, 2026	December 31, 2025

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(20,000)
Availability on Revolving Facility	$55,000	$55,000

The Company had future maturities of its long-term debt as of March 31, 2026 as follows (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$20,000	$20,000
Total	$—	$—	$—	$—	$20,000	$20,000
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	March 31, 2026			December 31, 2025
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$20,000	$20,000	$—	$20,000	$20,000
Unamortized value of debt issuance costs	—	(354)	(354)	—	(375)	(375)
Total	$—	$19,646	$19,646	$—	$19,625	$19,625
As of March 31, 2026, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2026 was 5.72% (Adjusted Term SOFR of 3.67% plus 2.05%). The actual ABR loan rate at March 31, 2026 was 7.80% (lender’s prime rate of 6.75% plus 1.05%).
9.Derivative Financial Instruments and Hedging Activities
The Company follows a derivative investment policy, which provides guidelines and objectives related to managing financial and operational exposures arising from market changes in short term interest rates. In accordance with this policy, the Company can enter into interest rate swaps or similar instruments, will endeavor to evaluate all the risks inherent in a transaction before entering into a derivative financial instrument and will not enter into derivative financial instruments for speculative or trading purposes. Hedging relationships are formally documented at the inception of the hedge and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment.
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

The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	March 31, 2026
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$766

	December 31, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$748

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended March 31,
	2026	2025
Gain on cash flow hedges - interest rate swaps
Beginning balance	$565	$1,119
Unrealized (loss) gain recognized in AOCI	115	(200)
Amounts reclassified to interest expense (a) (b)	(97)	(129)
Tax benefit (provision)	(8)	80
Ending balance	$575	$870

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively.

(b) As of March 31, 2026, $0.7 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the three months ended March 31, 2026.

10.Income Taxes
During the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes totaling $0.4 million and $0.5 million, respectively, on pre-tax income of $1.4 million and $0.3 million, respectively, representing effective tax rates of 28% and 205%, respectively. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
12.Earnings Per Share
Basic income per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three Months Ended March 31,
Numerator (in thousands):	2026	2025
Net income (loss)	$1,017	$(267)
Denominator:
Weighted average common shares outstanding:
Basic	20,211,045	21,125,019
Dilutive effect of common stock equivalents	682,722	—
Diluted	20,893,767	21,125,019
Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)
For the three months ended March 31, 2026, 1,053,190 of outstanding options and unvested stock units with an exercise price above the current market value of the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect. For the three months ended March 31, 2025, all outstanding options and unvested restricted stock units were anti-dilutive due to the Company’s net loss for the period and therefore not included in the calculations.
Share Repurchase Program
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share

Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of March 31, 2026, the Company had repurchased and retired approximately $11.8 million, or 1,587,626 shares, of the Company's outstanding common stock under the Share Repurchase Program.
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
The components of lease costs for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$462	$502
Variable lease cost	127	159
Total lease cost	$589	$661
Expense related to short-term leases, which are not recorded on the Company’s consolidated balance sheets, was $0.2 million and nil for the three months ended March 31, 2026, and 2025, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$472	$615

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$37

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$344

Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of March 31,
	2026	2025

	Years	Years
Weighted average remaining lease term:	4.3	5.1

	Rate	Rate
Weighted average discount rate:	7.7%	7.6%
Future maturities of lease liabilities as of March 31, 2026 are as follows (in thousands):

Operating Leases
2026	$1,427
2027	1,627
2028	1,504
2029	1,396
2030	818
2031 and thereafter	273
Total undiscounted lease payments	7,045
Less: Imputed interest	(2,587)
Total lease liabilities	$4,458
The long-term portion of the lease liabilities included in the amounts above is $3.1 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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
The components of the Company’s lease revenues consisted of the following (in thousands ) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net operating lease revenue	$7,321	$7,703
Sales-type lease revenue	99	88
Total lease revenue	$7,420	$7,791

The components of our net investment in sales-type leases as of March 31, 2026 and December 31, 2025 were (in thousands):

	March 31, 2026	December 31, 2025
Lease receivable	$1,781	$1,905
Net investment in leases	$1,781	$1,905

Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$555	$563
Other assets	1,226	1,342
Total	$1,781	$1,905
Future maturities of sales-type leases as of March 31, 2026 are as follows (in thousands):

Sales-Type Leases
2026	$606
2027	655
2028	569
2029	408
2030	—
Thereafter	—
Total undiscounted lease payments	2,238
Less: Imputed interest	(457)
Total lease receivables	$1,781

14.Business Segment Information
The Company’s reportable segments are organized based on service platforms, with the Patient Services segment reflecting higher margin rental revenues that generally include payments made by third-party and direct payers and the Device Solutions segment reflecting lower margin product sales, direct payer rental and services revenues. Resources are allocated and performance is assessed for these segments by the Company’s Chief Executive Officer, whom the Company has determined to be its chief operating decision maker or CODM. The CODM uses gross profit for each segment predominantly in the annual budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making operating and capital resource allocation decisions among each segment.
The financial information summarized below is presented by reportable segment for the three months ended March 31, 2026 and 2025:

2026
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$22,105	$11,579	$—	$33,684
Net revenues - internal	—	1,642	(1,642)	—
Total net revenues	22,105	13,221	(1,642)	33,684

Significant segment expenses:
Supplies and material costs	5,856	4,482	(1,642)	8,696
Employee-related expenses	—	2,478	—	2,478
Depreciation	1,855	874	—	2,729
Other segment items (a)	72	27	—	99
Gross profit	14,323	5,359	—	19,682

Selling, general and administrative expenses				18,092
Interest expense				(255)
Other income				82

Income before income taxes				1,417

Total assets	$50,911	$45,746	$2,000	$98,657
Purchases of medical equipment	$642	$1,038	$—	$1,680
Depreciation and amortization of intangible assets	$2,042	$1,211	$—	$3,253

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$20,774	$13,942	$—	$34,716
Net revenues - internal	—	1,882	(1,882)	—
Total net revenues	20,774	15,824	(1,882)	34,716

Significant segment expenses:
Supplies and material costs	5,533	4,548	(1,882)	8,199
Employee-related expenses	—	4,316	—	4,316
Depreciation	1,834	943	—	2,777
Other segment items (a)	222	35	—	257
Gross profit	13,185	5,982	—	19,167

Selling, general and administrative expenses				18,549
Interest expense				(336)
Other expense				(29)

Income before income taxes				253

Total assets	$53,928	$48,354	$2,000	$104,282
Purchases of medical equipment	$1,776	$1,508	$—	$3,284
Depreciation and amortization of intangible assets	$2,082	$1,238	$—	$3,320

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “strategy,” “future,” “likely,” variations of such words, and other similar expressions, as they relate to the Company, are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the effect of disruptions caused by public health emergencies or extreme weather or other climate change-related events on our business, potential changes in healthcare payer mix and overall healthcare reimbursement, including the Centers for Medicare and Medicaid Services (“CMS”) competitive bidding and fee schedule reductions, sequestration, concentration of customers, increased focus on early detection of cancer, competitive treatments, dependency on Medicare Supplier Number, availability of chemotherapy drugs, global financial conditions and recessionary risks, rising inflation and interest rates, labor and supply chain disruptions, changes and enforcement of state and federal laws including tariffs and trade policies, natural forces, competition, dependency on suppliers, risks in acquisitions & joint ventures, U.S. healthcare reform, relationships with healthcare professionals and organizations, technological changes related to infusion therapy, the Company’s ability to implement information technology improvements, including the integration of a new enterprise resource planning system, and to respond to technological changes, the ability of the Company to successfully integrate acquired businesses, dependency on key personnel, systemic pressures in the banking sector, including disruptions to credit markets, dependency on banking relations and the ability to comply with our credit facility covenants, cybersecurity risks and cyber incidents, and other risks associated with our common stock, as well as any litigation in which the Company may be involved from time to time; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed on February 27, 2026, this quarterly report on Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission (“SEC”). Our annual report on Form 10-K is available on the SEC’s EDGAR website at www.sec.gov, and a copy may also be obtained by contacting the Company. All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We do not intend, and do not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances after the date of such statements, except as required by law.
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
InfuSystem competes for and retains its business primarily on the basis of its long participation and strong reputation in the Durable Medical Equipment space, its long-standing relationships with Durable Medical Equipment manufacturers and its healthcare provider customers, and the high levels of service it provides. Current barriers to entry for potential competitors are created by our: (i) growing number of third-party payer networks under contract, (ii) economies of scale, which allow for predictable reimbursement and less costly purchase and management of the pumps, respectively; (iii) established, long-standing relationships as a provider of pumps to outpatient oncology practices in the U.S. and Canada; (iv) pump fleet of ambulatory and large volume infusion pumps for rent and for sale, which may allow us to be more responsive to the needs of physicians, outpatient oncology practices, hospitals, outpatient surgery centers, homecare practices, patient rehabilitation centers and patients than a new market entrant; (v) seven geographic locations in the U.S. and Canada that allow for same day or next day delivery of pumps; (vi) team of field-based and traveling biomedical technicians; and (vii) a wide array of pump repair and service capabilities. We do not perform any research and development on pumps, but we have made, and continue to make investments in our information technology.
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

•Wound Care: in 2020, we added Negative Pressure Wound Therapy ("NPWT") to our portfolio of DME devices offered to patients for home healthcare. Similar to our capabilities surrounding infusion pumps, we offer these devices to patients for third party payer reimbursement and sales, rentals and leases of the equipment and related disposable supplies directly to other healthcare providers. Our fleet off NPWT devices include devices manufactured by Smith and Nephew, Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. In 2024, we added Advanced Wound Care dressings to our wound care product portfolio. We take patient referrals for wound care disposable supplies directly and indirectly from wound care clinics and other sites of care. The products are generally shipped directly from our suppliers to the patients and we receive reimbursement from the patient's health care plan carrier. In 2025, we added Pneumatic Compression Devices ("PCD") to our portfolio of DME devices offered to patients.
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
•Information technology-based services: we also plan to continue to capitalize on key new information technology-based services such as EXPRESS, InfuBus or InfuConnect, Pump Portal, DeviceHub, BlockPain Dashboard® and Tracking Inhouse Management (“TIM”).
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following represents the Company’s results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025	Better/ (Worse)

Net revenues:
Patient Services	$22,105	$20,774	$1,331
Device Solutions	13,221	15,824	(2,603)
Less: elimination of inter-segment revenues (a)	(1,642)	(1,882)	240
Total Device Solutions	11,579	13,942	(2,363)
Total	33,684	34,716	(1,032)
Gross profit:
Patient Services	14,323	13,185	1,138
Device Solutions	5,359	5,982	(623)
Total	19,682	19,167	515
Selling, general and administrative expenses:
Amortization of intangibles	209	248	39
Selling and marketing	3,080	2,985	(95)
General and administrative	14,803	15,316	513
Total selling, general and administrative expenses	18,092	18,549	457
Operating income	1,590	618	972
Other expense	(173)	(365)	192
Income before income taxes	1,417	253	1,164
Provision for income taxes	(400)	(520)	120
Net income (loss)	$1,017	$(267)	$1,284
Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.06
Diluted	$0.05	$(0.01)	$0.06
Weighted average shares outstanding:
Basic	20,211,045	21,125,019	(913,974)
Diluted	20,893,767	21,125,019	(231,252)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the three-month period ended March 31, 2026 (“three-month period of 2026”) were $33.7 million, a decrease of $1.0 million, or 3.0%, compared to $34.7 million for the three-month period ended March 31, 2025 (“three-month period of 2025”). The decrease included lower net revenues for the Device Solutions segment partially offset by higher net revenues for the Patient Services segment.
Patient Services
Patient Services net revenue of $22.1 million increased $1.3 million, or 6.4%, during the three-month period of 2026 compared to the same prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Wound Care which were partially offset by a lower amount in Pain Management. The improved volume and collections benefited Oncology revenue by $0.4 million or 2.4%, and Wound Care treatment revenue by $1.1 million, or 116.0%. Pain Management revenue decreased by $0.2 million, or 15.1%. The Wound Care net revenues included sales of compression therapy devices stemming from two new supplier relationships which were added after the end of the three-month period of 2025. Sales for the first of these new supplier relationships, which include Pneumatic Compression Devices (PCD’s), started during the third quarter of 2025 and the second supplier relationship, which is a manufacturer of Adjustable Compression Wraps (ACW’s), began during the current period. On a combined basis, compression therapy devices represented over 60% of the growth in Wound Care.
Device Solutions
Device Solutions net revenue of $11.6 million decreased $2.4 million, or 16.9%, during the three-month period of 2026 compared to the same prior year period. This decrease included decreases in biomedical services of $1.3 million, equipment rentals of $0.4 million and equipment sales of $1.0 million. These decreases were partially offset by an increase in disposable medical supplies of $0.3 million. A portion of the decrease in biomedical services revenue totaling $1.6 million reflected a reduction in the volume and service level of devices on contract with GE Healthcare which was restructured during the third quarter of 2025. These decreases were partially offset by additional volume with other customers. The decrease in rental revenue and the decrease in equipment sales are both related to a large customer rental buyout that began in the prior year period. The buyout, which started during the prior year’s first quarter, elevated the amount of equipment sales in the prior year and reduced quarterly rental revenues during the subsequent quarters including the current three-month period.
Gross Profit
Gross profit of $19.7 million for the three-month period of 2026 increased $0.5 million, or 2.7%, from $19.2 million for the three-month period of 2025. This increase was due to the increase in gross margin partially offset by the lower net revenues. Gross margin increased to 58.4% during the three-month period of 2026 compared to 55.2% during the same prior year period. Gross profit was higher in the Patient Services segment and lower in the Devices Solutions segments. Gross margin was higher for both segments.
Patient Services
Patient Services gross profit was $14.3 million during the three-month period of 2026, representing an increase of $1.1 million, or 8.6%, compared to the same prior year period. The improvement reflected increased net revenue and a higher gross margin, which increased from the prior year by 1.3% to 64.8%. The increase in gross margin reflected lower pump disposal and maintenance expenses offset partially by unfavorable product mix favoring lower gross margin revenue categories. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. Pump maintenance expenses include annual preventative maintenance certification and repairs and are performed by the Device Solutions segment. On a combined basis pump disposal and maintenance expenses decreased by $0.3 million during the three-month period of 2026 compared to the prior year period. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatments, which have lower average gross margin than other Patient Services revenue categories.
Device Solutions
Device Solutions gross profit during the three-month period of 2026 was $5.4 million, representing a decrease of $0.6 million, or 10.4%, compared to the same prior year period. The decrease was due to the decrease in net revenue offset partially by an increase in gross margin. The Device Solutions gross margin was 46.3% during the current period, which was 3.4% higher than the same prior year period. This increase in gross margin was primarily due to the aforementioned restructuring of the biomedical services contract with GE Healthcare which resulted in reduced expenses greater than the related reduction in net revenue. Reduced contract expenses included a reduction in biomedical personnel, a reduced amount of medical device replacement parts and lower travel expenses. These impacts improved the gross margin for the device solutions segment by 7.2%. Additional gross margin improvements totaling 0.6% were achieved though ongoing initiatives focused on improved procurement costs of materials and increased biomedical productivity. These benefits in gross margin were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses, which on a combined basis, reduced the Device Solutions segment gross margin by 2.5%, and unfavorable product mix impacts disfavoring higher gross margin revenues, such as rental revenue and sales of used equipment, which reduced gross margin by 1.9%. Higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month period of 2026 were $3.1 million, representing an increase of $0.1 million, or 3.2%, compared to selling and marketing expenses for the three-month period of 2025. Selling and marketing expenses as a percentage of net revenues was 9.1% representing an increase from the prior year period amount of 8.6%. This increase reflected an increase in sales team headcount, increased travel expenses and inflationary impacts including an increase in employee healthcare expenses. These amounts were partially offset by a reduction in commissions expenses. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative expenses for the three-month period of 2026 were $14.8 million, a decrease of $0.5 million, or 3.3%, from the three-month period of 2025. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for the three-month period of 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO. Additional reductions included a $0.3 million reduction in the accrual for management bonuses, lower accounting fees totaling $0.2 million and $0.1 million in reduced travel expenses. These decreases were partially offset by increases in other expenses including: $0.4 million in increased expenses related to information technology and business applications upgrades including the replacement of the Company’s enterprise resource planning system (ERP), additional personnel directly related to the increased Patient Services net revenue including revenue cycle personnel totaling $0.3 million, a $0.1 million increase in stock-based compensation expenses and cost inflation impacts from increased employee wage rates and higher healthcare expenses totaling $0.4 million. The ERP system upgrade project expenses were higher during the current period due to a higher intensity of activities related to the go-live phase of the project which occurred on March 1, 2026. While additional costs are expected to be incurred during the post go-live phase to support system stabilization and enhancement activities, project expenses are expected to begin to taper down during future quarterly periods. Similar to impacts to gross margin and selling and marketing expenses, higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years. General and Administrative expenses as a percentage of net revenues for the three-month period of 2026 decreased to 43.9% compared to 44.1% for the same prior year period.
Other Expenses
During the three-month period of 2026, other income and expense included interest expense of $0.3 million, which was $0.1 million lower than interest expense for the three-month period of 2025. This decrease was due to a decrease in average outstanding borrowings on the 2021 Credit Agreement revolving line of credit partially offset by higher commitment fees on a higher unused revolving line availability.
Provision for income taxes
During the three-month period of 2026, the Company recorded a provision for income taxes totaling $0.4 million on pre-tax income of $1.4 million representing an effective tax rate of 28%. During the three-month period of 2025, the Company recorded a provision for income taxes totaling $0.5 million on pre-tax income of $0.3 million, representing an effective tax rate of 206%. The pre-tax income amount for 2025 included significant non-deductible expenses including the severance expense for the outgoing CEO which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses also included a shortfall in the amount of stock compensation expense recognizable for tax purposes verses the amount recognized for book purposes. Together, these items impacted tax expense by $0.6 million, or 9% of pre-tax income. Other factors causing the effective rate during both periods to differ from the U.S. statutory amounts included the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense.
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
The following table summarizes our available liquidity (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,106	$3,186
Availability on revolving facility	55,000	55,000
Available liquidity	$57,106	$58,186
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	March 31, 2026	December 31, 2025
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(20,000)
Availability on Revolving Facility	$55,000	$55,000
As of March 31, 2026, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at March 31, 2026 was 5.72% (Adjusted Term SOFR of 3.67% plus 2.05%). The actual ABR loan rate at March 31, 2026 was 7.80% (lender’s prime rate of 6.75% plus 1.05%). As of March 31, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
Share Repurchase Program:
On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock through June 30, 2026. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2024. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of March 31, 2026, the Company had repurchased and retired approximately $11.8 million, or 1,587,626 shares, of the Company's outstanding common stock under the Share Repurchase Program.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$970	$1,780	$(810)
Net cash used in investing activities	$(1,260)	$(2,661)	$1,401
Net cash used in provided by financing activities	$(790)	$1,860	$(2,650)
Operating Cash Flow. Operating cash flows provided $1.0 million in cash during the three-month period of 2026 and $1.8 million of cash during the three-month period of 2025. This $0.8 million reduction was attributable to an increase in cash used to fund working capital items offset partially by an increase in net income adjusted for non-cash items. During the three-month period of 2026 net income adjusted for non-cash items was $6.3 million, an increase of $2.2 million compared to net income (loss) adjusted for non-cash items of $4.2 million during the three-month period of 2025. Also during the three-month period of 2026 cash used to fund working capital items was $5.3 million, an increase of $3.0 million compared to $2.4 million during three-month period of 2025. The increase in net income adjusted for non-cash items, was primarily attributable to higher gross profit, lower selling expenses and lower general and administrative expenses in 2026, as described above. The use of cash for working capital items during the three-month period of 2026 included a $3.3 million decrease in accounts payable and other liabilities, net of capital items, a $2.3 million increase in accounts receivable, a $0.1 million increase in other current assets, and a $0.2 million increase in inventories. These cash flow uses were partially offset by a $0.6 million decrease in other assets. The cash used for working capital items during the three-month period of 2025 included a $2.1 million increase in accounts receivable and a $1.6 million decrease in accounts payable and other liabilities, net of capital items. These uses of cash were partially offset by a $0.7 million decrease in other assets, a $0.4 million decrease in inventories and a $0.1 million decrease in other current assets.
The increase in accounts receivable during 2026 was attributable to a change in mix of revenue favoring Patient Services which has a longer average revenue collection time as compared with Device solutions. The increase in accounts receivable during 2025 was mainly due to the sequential increase in quarterly revenue during the three-month period of 2025 as compared to the three-month period of ended December 31, 2024. Accounts payable and other liabilities net of capital items decreased by $3.3 million during the three-month period of 2026 and decreased $1.6 million during the three-month period of 2025, representing a $1.8 million unfavorable cash flow swing, mainly due to a $1.0 million accrual recorded in 2025 related to the severance of the former CEO which was subsequently paid after the end of the period. Additional differences are related to variations in timing of payments to suppliers and other timing differences. The increase in inventories during 2026 reflected higher sales levels for disposable medical supplies for the period. The decrease in inventories during 2025 reflected better management of inventory levels held to support recurring revenues and reflected the fact that much of the increase in net revenues during 2025 was in business lines that do not require inventory stock, such as equipment rentals, or where products are drop-shipped directly to the customer such as wound care.
Investing Cash Flow. Net cash used in investing activities was $1.3 million for the three-month period of 2026 compared to $2.7 million for the three-month period of 2025, a decrease of $1.4 million. The decrease was due to a decrease totaling $1.6 million in cash used to purchase medical equipment during the three-month period of 2026 compared to the three-month period of 2025. Purchases of medical equipment were higher during 2025 compared to 2026 mainly due to normal variations in the timing of purchase of medical equipment used to replace devices taken out of service or to support new customer growth. This decrease was partially offset by a $0.2 million decrease in proceeds from sale of medical equipment, property and equipment. The decrease in proceeds from sale of medical equipment, property and equipment reflects the lower amount of sales of medical equipment and a lower allocation of equipment sales taken from the Company’s existing fleet versus purchased for sale in 2026 as compared to 2025.
Financing Cash Flow. Cash flow used in financing activities during three-month period 2026 totaled $0.8 million, included $0.8 million in cash used to repurchase the Company's common stock, cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $0.2 million. These amounts were partially offset by proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million. Cash used in financing activities during the three-month period of 2025 was $1.9 million and primarily related to net revolving line of credit borrowings under the 2021 Credit Agreement totaling $4.8 million offset partially by $2.9 million in cash used to repurchase the Company's common stock.
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the unaudited condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026. There have been no material changes to our critical accounting policies described in the notes to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2025.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three months ended March 31, 2026. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both March 31, 2026 and December 31, 2025.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 9 (Derivative Financial Instruments and Hedging Activities) to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three months ended March 31, 2026 and 2025, respectively. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.
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
During the three-month period ended March 31, 2026, the Company migrated certain of our business applications and financial processing systems to a newly implemented Enterprise Resource Planning (ERP) system. The migration and implementation impacted operational processes, as well as certain accounting and financial reporting processes. In connection with the migration and ERP implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the three-month period ended March 31, 2026, the migration and ERP implementation resulted in changes that materially affected our internal control over financial reporting. These system migrations and implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting.
Except with respect to the implementation of the ERP system, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue further refine and enhance the new ERP and other business applications.

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
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, refer to the section entitled “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
A summary of our purchases of our common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1, 2026 through January 31, 2026	1,386	$8.39	—	$9,028,153
February 1, 2026 through February 28, 2026	1,591	$8.26	—	$9,028,153
March 1, 2026 through March 31, 2026	109,153	$9.18	89,250	$8,172,286
Total	112,130	$9.16	89,250
(a) Of the 112,130 shares of common stock presented in the table above, 22,880 shares were originally granted to employees and directors as stock options and restricted or performance stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 22,880 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 16, 2024, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock through June 30, 2026, which was announced on May 20, 2024. The Share Repurchase Program supersedes the previous authorization, which was set to expire on June 30, 2024. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of March 31, 2026, the Company had repurchased 1,587,626 shares under the Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 3, 2025).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

16.1
Letter to Securities and Exchange Commission from Deloitte & Touche LLP,dated March 19, 2026 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-35020) filed on March 13, 2026).

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

INFUSYSTEM HOLDINGS, INC.

Date: May 8, 2026	/s/ Carrie Lachance
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2026	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)