Form 10-Q
period 2026-06-30
InfuSystem Holdings, Inc
filed 2026-08-04
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 19,917,181 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$964	$3,186
Accounts receivable, net	27,205	22,901
Inventories, net	5,519	5,391
Other current assets	4,584	4,858

Total current assets	38,272	36,336
Medical equipment for sale or rental	2,395	4,589
Medical equipment in rental service, net of accumulated depreciation	34,412	34,456
Property & equipment, net of accumulated depreciation	3,003	3,359
Goodwill	3,710	3,710
Intangible assets, net	6,482	6,866
Operating lease right of use assets	3,518	4,178
Deferred income taxes	3,582	4,640
Derivative financial instruments	807	748
Other assets	1,519	1,678

Total assets	$97,700	$100,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,979	$10,821
Other current liabilities	6,321	9,361

Total current liabilities	15,300	20,182
Long-term debt	20,424	19,625
Operating lease liabilities, net of current portion	2,830	3,427

Total liabilities	38,554	43,234

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 19,914,156 shares issued and outstanding as of June 30, 2026 and 20,209,636 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	119,350	117,461
Accumulated other comprehensive income	606	565
Retained deficit	(60,812)	(60,702)

Total stockholders’ equity	59,146	57,326

Total liabilities and stockholders’ equity	$97,700	$100,560

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenues	$36,933	$36,002	$70,617	$70,718
Cost of revenues	15,520	16,128	29,522	31,677
Gross profit	21,413	19,874	41,095	39,041

Selling, general and administrative expenses:
Amortization of intangibles	175	247	384	495
Selling and marketing	2,989	2,704	6,069	5,689
General and administrative	14,097	13,146	28,900	28,462

Total selling, general and administrative	17,261	16,097	35,353	34,646

Operating income	4,152	3,777	5,742	4,395
Other expense:
Interest expense	(255)	(373)	(510)	(709)
Other (expense) income	(26)	42	56	13

Income before income taxes	3,871	3,446	5,288	3,699
Provision for income taxes	(640)	(847)	(1,040)	(1,367)
Net income	$3,231	$2,599	$4,248	$2,332
Net income per share:
Basic	$0.16	$0.12	$0.21	$0.11
Diluted	$0.15	$0.12	$0.20	$0.11
Weighted average shares outstanding:
Basic	20,071,144	20,806,967	20,140,702	20,965,114
Diluted	20,919,895	21,056,460	20,927,020	21,288,370

Comprehensive income:
Net income	$3,231	$2,599	$4,248	$2,332
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	41	(203)	59	(532)
(Provision for) benefit from income tax on unrealized hedge gain (loss)	(10)	50	(18)	130
Net comprehensive income	$3,262	$2,446	$4,289	$1,930
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at March 31, 2025	20,974	$2	$114,898	$(60,622)	$870	$55,148
Shares issued upon restricted stock vesting and option exercise	85	—	—	—	—	—
Stock-based compensation expense	—	—	661	—	—	661
Common stock repurchased as part of share repurchase program	(597)	—	—	(3,500)	—	(3,500)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(36)	—	(221)	—	—	(221)
Other comprehensive loss	—	—	—	—	(153)	(153)
Net income	—	—	—	2,599	—	2,599
Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534

Balances at March 31, 2026	20,179	$2	$118,713	$(60,541)	$575	$58,749
Shares issued upon restricted stock vesting and option exercise	190	—	5	—	—	5
Stock-based compensation expense	—	—	1,242	—	—	1,242
Common stock repurchased as part of share repurchase program	(386)	—	—	(3,502)	—	(3,502)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(69)	—	(610)	—	—	(610)
Other comprehensive income	—	—	—	—	31	31
Net income	—	—	—	3,231	—	3,231
Balances at June 30, 2026	19,914	$2	$119,350	$(60,812)	$606	$59,146

Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	164	—	—	—	—	—
Stock-based compensation expense	—	—	1,769	—	—	1,769
Employee stock purchase plan	35	—	159	—	—	159
Common stock repurchased as part of share repurchase program	(979)	—	—	(6,395)	—	(6,395)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(66)	—	(458)	—	—	(458)
Other comprehensive loss	—	—	—	—	(402)	(402)
Net income	—	—	—	2,332	—	2,332
Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534

Balances at December 31, 2025	20,210	$2	$117,461	$(60,702)	$565	$57,326
Shares issued upon restricted stock vesting and option exercise	246	—	36	—	—	36
Stock-based compensation expense	—	—	2,475	—	—	2,475
Employee stock purchase plan	20	—	153	—	—	153
Common stock repurchased as part of share repurchase program	(475)	—	—	(4,358)	—	(4,358)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(87)	—	(775)	—	—	(775)
Other comprehensive income	—	—	—	—	41	41
Net income	—	—	—	4,248	—	4,248
Balances at June 30, 2026	19,914	$2	$119,350	$(60,812)	$606	$59,146
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net income	$4,248	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	212	39
Depreciation	6,045	6,166
Loss on disposal of and reserve adjustments for medical equipment	502	380
Gain on sale of medical equipment	(96)	(1,723)
Amortization of intangible assets	384	495
Amortization of deferred debt issuance costs	42	39
Stock-based compensation	2,475	1,769
Deferred income taxes	1,040	1,363
Changes in assets - (increase)/decrease:
Accounts receivable	(5,689)	(2,089)
Inventories	593	863
Other current assets	(43)	24
Other assets	637	1,106
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	(2,603)	(1,975)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,747	8,789

INVESTING ACTIVITIES
Acquisition of business	—	(1,412)
Purchase of medical equipment	(6,543)	(4,314)
Purchase of property and equipment	(248)	(348)
Proceeds from sale of medical equipment, property and equipment	1,008	1,728
NET CASH USED IN INVESTING ACTIVITIES	(5,783)	(4,346)

FINANCING ACTIVITIES
Principal payments on long-term debt	(12,890)	(30,261)
Cash proceeds from long-term debt	13,648	32,717
Debt issuance costs	—	(12)
Common stock repurchased as part of share repurchase program	(4,358)	(6,395)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(775)	(458)
Cash proceeds from exercise of options and ESPP	189	159
NET CASH USED IN FINANCING ACTIVITIES	(4,186)	(4,250)

Net change in cash and cash equivalents	(2,222)	193
Cash and cash equivalents, beginning of period	3,186	527
Cash and cash equivalents, end of period	$964	$720
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
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The carrying amounts reported in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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

4.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended June 30,
	2026		2025
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$703	1.9%	$651	1.8%
Third-Party Payer products	6,433	17.4%	4,108	11.4%
Patient Services revenue recognized over time:
Direct rental services	2,149	5.8%	1,935	5.4%
Third-Party Payer rental services	13,253	35.9%	12,584	35.0%
Total Patient Services accounted for under ASC 606	22,538	61.0%	19,278	53.5%
Device Solutions revenue recognized at a point in time:
Products	3,744	10.1%	4,465	12.4%
Services	2,653	7.2%	2,733	7.6%
Device Solutions revenue recognized over time:
Services	63	0.2%	1,747	4.9%
Total Device Solutions accounted for under ASC 606	6,460	17.5%	8,945	24.8%
Total Revenue Accounted for under ASC 606	28,998	78.5%	28,223	78.4%
Patient Services lease revenue	2,250	6.1%	2,239	6.2%
Device Solutions lease revenue	5,685	15.4%	5,540	15.4%
Total Revenue accounted for under ASC 842, Leases	7,935	21.5%	7,779	21.6%
Total Net Revenue	$36,933	100.0%	$36,002	100.0%

	Six Months Ended June 30,
	2026		2025
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$1,376	2.0%	$1,290	1.8%
Third-Party Payer products	11,301	16.0%	8,058	11.4%
Patient Services revenue recognized over time:
Direct rental services	4,112	5.8%	3,849	5.4%
Third-Party Payer rental services	25,737	36.4%	24,800	35.1%
Total Patient Services accounted for under ASC 606	42,526	60.2%	37,997	53.7%
Device Solutions revenue recognized at a point in time:
Products	7,079	10.0%	8,466	12.0%
Services	5,445	7.7%	5,083	7.2%
Device Solutions revenue recognized over time:
Services	212	0.3%	3,603	5.1%
Total Device Solutions accounted for under ASC 606	12,736	18.0%	17,152	24.3%
Total Revenue Accounted for under ASC 606	55,262	78.2%	55,149	78.0%
Patient Services Lease Revenue	4,367	6.2%	4,295	6.1%
Device Solutions Lease Revenue	10,988	15.6%	11,274	15.9%
Total Revenue accounted for under ASC 842, Leases	15,355	21.8%	15,569	22.0%
Total Net Revenue	$70,617	100.0%	$70,718	100.0%

Contract Balances

(dollars in thousands)	As of June 30, 2026	As of December 31, 2025	$ Change
Accounts receivable, net	$27,205	$22,901	$4,304
Contract assets	$1,093	$1,244	$(151)
Contract liabilities	$—	$109	$(109)
The change in contract assets during the six months ended June 30, 2026 included $1.7 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was partially offset by $1.9 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets. As of December 31, 2024, accounts receivable, net, and contract assets were $21.2 million and $0.6 million, respectively. As of December 31, 2024, there were no contract liabilities. Revenue recognized during the six months ended June 30, 2026 that was included in the contract liabilities at the beginning of the period was $0.1 million. The allowance for credit losses was $0.4 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Medical equipment for sale or rental	$2,406	$4,600
Medical equipment for sale or rental - pump reserve	(11)	(11)
Medical equipment for sale or rental - net	2,395	4,589

Medical equipment in rental service	114,088	109,060
Medical equipment in rental service - pump reserve	(2,837)	(2,727)
Accumulated depreciation	(76,839)	(71,877)
Medical equipment in rental service - net	34,412	34,456

Total	$36,807	$39,045
Depreciation expense for medical equipment for the three and six months ended June 30, 2026 was $2.7 million and $5.4 million compared to $2.8 million and $5.6 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the six months ended June 30, 2026 and 2025, $0.6 million and $1.1 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, that had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,518	$(5,282)	$1,236	$6,358	$(5,032)	$1,326
Automobiles	66	(66)	—	66	(66)	—
Leasehold improvements	5,142	(3,375)	1,767	5,099	(3,066)	2,033

Total	$11,726	$(8,723)	$3,003	$11,523	$(8,164)	$3,359
Depreciation expense for property and equipment for both the three and six months ended June 30, 2026 was $0.3 million and $0.6 million compared to $0.3 million and $0.6 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the six months ended June 30, 2026 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2025	$3,710
Goodwill acquired	—
Balance as of June 30, 2026	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	40,164	(35,896)	4,268	40,164	(35,627)	4,537
Non-competition agreements	472	(472)	—	472	(444)	28
Unpatented technology	943	(729)	214	943	(662)	281
Software	10,300	(10,300)	—	10,300	(10,280)	20

Total nonamortizable and amortizable intangible assets	$53,902	$(47,420)	$6,482	$53,902	$(47,036)	$6,866
Amortization expense for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was $0.2 million and $0.5 million, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of June 30, 2026 is as follows (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total

Amortization expense	$331	$661	$538	$527	$527	$1,898	$4,482
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
The First Amendment and Second Amendment were accounted for as debt modifications. As of June 30, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	June 30, 2026	December 31, 2025

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,757)	(20,000)
Availability on Revolving Facility	$54,243	$55,000

The Company had future maturities of its long-term debt as of June 30, 2026 as follows (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$20,757	$20,757
Total	$—	$—	$—	$—	$20,757	$20,757
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	June 30, 2026			December 31, 2025
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$20,757	$20,757	$—	$20,000	$20,000
Unamortized value of debt issuance costs	—	(333)	(333)	—	(375)	(375)
Total	$—	$20,424	$20,424	$—	$19,625	$19,625
As of June 30, 2026, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2026 was 5.66% (Adjusted Term SOFR of 3.61% plus 2.05%). The actual ABR loan rate at June 30, 2026 was 7.80% (lender’s prime rate of 6.75% plus 1.05%).
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	June 30, 2026
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$807

	December 31, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$748

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended June 30,
	2026	2025
Gain on cash flow hedges - interest rate swaps
Beginning balance	$575	$870
Unrealized gain (loss) recognized in AOCI	137	(73)
Amounts reclassified to interest expense (a)	(96)	(130)
Tax (provision) benefit	(10)	50
Ending balance	$606	$717

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.4 million, respectively.

	Six Months Ended June 30,
	2026	2025
Gain on cash flow hedges - interest rate swaps
Beginning balance	$565	$1,119
Unrealized gain (loss) recognized in AOCI	252	(273)
Amounts reclassified to interest expense (a) (b)	(193)	(259)
Tax (provision) benefit	(18)	130
Ending balance	$606	$717

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2026 and 2025 was $0.5 million and $0.7 million, respectively.

(b) As of June 30, 2026, $0.4 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the six months ended June 30, 2026.

10.Income Taxes
During the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes totaling $0.6 million and $0.8 million, respectively, on pre-tax income of $3.9 million and $3.4 million, respectively, representing effective tax rates of 17% and 25%, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes totaling $1.0 million and $1.4 million, respectively, on pre-tax income of $5.3 million and $3.7 million, respectively, representing effective tax rates of 20% and 37%, respectively. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
12.Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (in thousands):	2026	2025	2026	2025
Net income	$3,231	$2,599	$4,248	$2,332
Denominator:
Weighted average common shares outstanding:
Basic	20,071,144	20,806,967	20,140,702	20,965,114
Dilutive effect of common stock equivalents	848,751	249,493	786,318	323,256
Diluted	20,919,895	21,056,460	20,927,020	21,288,370
Net income per share:
Basic	$0.16	$0.12	$0.21	$0.11
Diluted	$0.15	$0.12	$0.20	$0.11
For the three months ended June 30, 2026 and 2025, respectively, 916,528 and 2,644,684 of outstanding options and unvested stock units with an exercise price above the current market value of the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect. For the six months ended June 30, 2026 and 2025, respectively, 1,162,672 and 2,447,499 of outstanding options and unvested stock units with an exercise price above the current market value of the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect.

Share Repurchase Program
On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of June 30, 2026, the Company had not repurchased or retired any shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired approximately $15.3 million, or 1,998,735 shares of the Company's outstanding common stock under the previous authorization.
13.Leases
As Lessee
The Company’s operating leases are primarily for office space, service facility centers and equipment under operating lease arrangements that expire at various dates over the next five years. The Company’s leases do not contain any restrictive covenants. The Company’s office leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and payments associated with the option years are excluded from lease payments. The Company’s office leases do not contain any material residual value guarantees. The Company’s equipment leases generally do not contain renewal options.
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
The components of lease costs for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$476	$514	$938	$1,016
Variable lease cost	127	101	254	260
Total lease cost	$603	$615	$1,192	$1,276
Expense related to short-term leases, which are not recorded on the Company’s consolidated balance sheets, for the three and six months ended June 30, 2026 was $0.3 million and $0.6 million compared to $0.2 million and $0.4 million for the same prior year periods, respectively.

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$946	$1,084

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$37

Increases to right of use assets resulting from lease modifications:
Operating leases	$—	$344
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of June 30,
	2026	2025

	Years	Years
Weighted average remaining lease term:	4.1	4.9

	Rate	Rate
Weighted average discount rate:	7.8%	7.6%
Future maturities of lease liabilities as of June 30, 2026 are as follows (in thousands):

Operating Leases
2026	$949
2027	1,627
2028	1,504
2029	1,396
2030	818
2031 and thereafter	273
Total undiscounted lease payments	6,567
Less: Imputed interest	(2,460)
Total lease liabilities	$4,107
The long-term portion of the lease liabilities included in the amounts above is $2.8 million with the remainder included in other current liabilities in the condensed consolidated balance sheets.
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

The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net operating lease revenue	$7,767	$7,679	$15,088	$15,382
Sales-type lease revenue	168	100	267	187
Total lease revenue	$7,935	$7,779	$15,355	$15,569

The components of our net investment in sales-type leases as of June 30, 2026 and December 31, 2025 were (in thousands):

	June 30, 2026	December 31, 2025
Lease receivable	$1,686	$1,905
Net investment in leases	$1,686	$1,905
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$585	$563
Other assets	1,101	1,342
Total	$1,686	$1,905
Future maturities of sales-type leases as of June 30, 2026 are as follows (in thousands):

Sales-Type Leases
2026	$399
2027	688
2028	593
2029	415
2030	—
Thereafter	—
Total undiscounted lease payments	2,095
Less: Imputed interest	(409)
Total lease receivables	$1,686

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

The financial information summarized below is presented by reportable segment for the three months ended June 30, 2026 and 2025:

2026
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$24,788	$12,145	$—	$36,933
Net revenues - internal	—	1,817	(1,817)	—
Total net revenues	24,788	13,962	(1,817)	36,933

Significant Segment Expenses:
Supplies and material costs	7,600	4,238	(1,817)	10,021
Employee-related expenses	—	2,731	—	2,731
Depreciation	1,820	875	—	2,695
Other segment items (a)	56	17	—	73
Gross profit	$15,312	$6,101	$—	$21,413

Selling, general and administrative expenses				17,261
Interest expense				(255)
Other expense				(26)

Income before income taxes				$3,871

Total assets	$49,930	$45,770	$2,000	$97,700
Purchases of medical equipment	$1,583	$3,280	$—	$4,863
Depreciation and amortization of intangible assets	$2,228	$947	$—	$3,175

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$21,518	$14,484	$—	$36,002
Net revenues - internal	—	1,771	(1,771)	—
Total net revenues	21,518	16,255	(1,771)	36,002

Significant Segment Expenses:
Supplies and material costs	5,777	4,803	(1,771)	8,809
Employee-related expenses	—	4,415	—	4,415
Depreciation	1,852	934	—	2,786
Other segment items (a)	86	32	—	118
Gross profit	$13,803	$6,071	$—	$19,874

Selling, general and administrative expenses				16,097
Interest expense				(373)
Other income				42

Income before income taxes				$3,446

Total assets	$52,285	$46,564	$2,000	$100,849
Purchases of medical equipment	$493	$537	$—	$1,030
Depreciation and amortization of intangible assets	$2,119	$1,222	$—	$3,341

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

The financial information summarized below is presented by reportable segment for the six months ended June 30, 2026 and 2025:

2026
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$46,893	$23,724	$—	$70,617
Net revenues - internal	—	3,459	(3,459)	—
Total net revenues	46,893	27,183	(3,459)	70,617

Significant segment expenses:
Supplies and material costs	13,456	8,720	(3,459)	18,717
Employee-related expenses	—	5,209	—	5,209
Depreciation	3,675	1,749	—	5,424
Other segment items (a)	127	45	—	172
Gross profit	29,635	11,460	—	41,095

Selling, general and administrative expenses				35,353
Interest expense				(510)
Other income				56

Income before income taxes				5,288

Total assets	$49,930	$45,770	$2,000	$97,700
Purchases of medical equipment	$2,225	$4,318	$—	$6,543
Depreciation and amortization of intangible assets	$4,270	$2,159	$—	$6,429

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$42,292	$28,426	$—	$70,718
Net revenues - internal	—	3,653	(3,653)	—
Total net revenues	42,292	32,079	(3,653)	70,718

Significant segment expenses:
Supplies and material costs	11,310	9,351	(3,653)	17,008
Employee-related expenses	—	8,731	—	8,731
Depreciation	3,686	1,877	—	5,563
Other segment items (a)	308	67	—	375
Gross profit	26,988	12,053	—	39,041

Selling, general and administrative expenses				34,646
Interest expense				(709)
Other income				13

Income before income taxes				3,699

Total assets	$52,285	$46,564	$2,000	$100,849
Purchases of medical equipment	$2,269	$2,045	$—	$4,314
Depreciation and amortization of intangible assets	$4,201	$2,460	$—	$6,661

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

•Wound Care: in 2020, we added Negative Pressure Wound Therapy ("NPWT") to our portfolio of DME devices offered to patients for home healthcare. Similar to our capabilities surrounding infusion pumps, we offer these devices to patients for third party payer reimbursement and sales, rentals and leases of the equipment and related disposable supplies directly to other healthcare providers. Our fleet off NPWT devices include devices manufactured by Smith and Nephew, Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. In 2024, we added Advanced Wound Care dressings to our wound care product portfolio. We take patient referrals for wound care disposable supplies directly and indirectly from wound care clinics and other sites of care. The products are generally shipped directly from our suppliers to the patients and we receive reimbursement from the patient's health care plan carrier. In 2025, we added Pneumatic Compression Devices ("PCD") to our portfolio of DME devices offered to patients and added Other Compression Devices (“OCD”) supplied by a second manufacture in early 2026.
•Acquisitions: we believe there are opportunities to acquire smaller, regional healthcare service providers, in whole or in part that perform similar services to us but do not have the national market access, network of third-party payer contracts or operating economies of scale that we currently enjoy. We may also pursue acquisition opportunities of companies that perform similar services, but offer different therapies or utilize different devices. In May 2025, we acquired the assets of Apollo Medical Supply (“Apollo”), a privately-held wound care service company based in Florida. As part of the Company’s Patient Services segment, this acquisition supplements the Company’s existing wound care business by providing access to an advanced patient service fulfillment know-how and software platform that the Company has integrated into its existing operations.
•Partnerships and Manufacturer Distribution Arrangements: we look to foster commercial relationships with various DME equipment manufacturers and other health care providers where our services and capabilities create value in the healthcare supply chain. In particular, our large portfolio of third-party payer contracts makes us an attractive distribution partner.
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
The following represents the Company’s results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	Better (Worse)

Net revenues:
Patient Services	24,788	21,518	3,270
Device Solutions	13,962	16,255	(2,293)
Less: elimination of inter-segment revenues (a)	(1,817)	(1,771)	(46)
Total Device Solutions	12,145	14,484	(2,339)
Total	36,933	36,002	931
Gross profit:
Patient Services	15,312	13,803	1,509
Device Solutions	6,101	6,071	30
Total	21,413	19,874	1,539
Selling, general and administrative expenses:
Amortization of intangibles	175	247	72
Selling and marketing	2,989	2,704	(285)
General and administrative	14,097	13,146	(951)
Total selling, general and administrative expenses	17,261	16,097	(1,164)
Operating income	4,152	3,777	375
Other expense	(281)	(331)	50
Income before income taxes	3,871	3,446	425
Provision for income taxes	(640)	(847)	207
Net income	3,231	2,599	632
Net income per share:
Basic	0.16	0.12	0.04
Diluted	0.15	0.12	0.03
Weighted average shares outstanding:
Basic	20,071,144	20,806,967	(735,823)
Diluted	20,919,895	21,056,460	(136,565)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended June 30, 2026 (“second quarter of 2026”) were $36.9 million, an increase of $0.9 million, or 2.6%, compared to $36.0 million for the quarter ended June 30, 2025 (“second quarter of 2025”). The increase included higher net revenues for the Patient Services segment partially offset by lower net revenues for the Device Solutions segment.
Patient Services
Patient Services net revenue of $24.8 million increased $3.3 million, or 15.2%, during the second quarter of 2026 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections in Oncology and Wound Care. The improved volume and collections benefited Oncology revenue by $1.2 million, or 6.4% and Wound Care by $2.1 million, or 154%. The Wound Care net revenues included sales of Pneumatic

Compression Devices (PCDs) and Adjustable Compression Wraps (ACW’s) stemming from two new supplier relationships. There was no PCD or ACW revenue in the second quarter of 2025 because the new products launched during the third quarter of 2025, with the first manufacturer, and during the first quarter of 2026, with the second manufacturer.
Device Solutions
Device Solutions net revenue of $12.1 million decreased $2.3 million, or 16.1%, during the second quarter of 2026 compared to the prior year period. This decrease included a $1.8 million, or 39.4%, decrease in biomedical services revenue and decreased medical equipment sales of $1.0 million, or 49.0%. These decreases were partially offset by an increase in disposable medical supplies of $0.3 million and an increase in equipment rental revenue of $0.1 million. A portion of the decrease in biomedical services revenue totaling $1.6 million reflected a reduction in the volume and service level of devices on contract with GE Healthcare which was restructured during the third quarter of 2025. The decrease in equipment sales is related to a large customer rental buyout that began in the prior year period. The buyout, which started during the prior year’s first quarter, elevated the amount of equipment sales in the prior year and reduced quarterly rental revenues during the subsequent quarters including the current three-month period. Rental revenues increased during the quarter despite the unfavorable impact from the rental buyout.
Gross Profit
Gross profit for the second quarter of 2026 of $21.4 million increased by $1.5 million, or 7.7%, compared to the second quarter of 2025. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue (“gross margin”). Gross margin was 58.0% during the second quarter of 2026 compared to 55.2% during the prior year period, an increase of 2.8%. Gross profit was higher in both the Patient Services and Device Solutions segments. Gross margin was higher for the Device Solutions segment and was lower for the Patient Services segment.
Patient Services
Patient Services gross profit was $15.3 million during the second quarter of 2026, representing an increase of $1.5 million, or 10.9%, compared to the prior year period. The increase reflected the higher net revenue offset partially by lower gross margin, which decreased from the prior year by 2.4% to 61.8%. The decrease in gross margin reflected an unfavorable product mix change toward lower gross margin revenue categories and higher pump maintenance expenses. These impacts were offset partially by improved coverage of fixed costs from higher net revenue. The unfavorable revenue mix impacting gross margin was mainly related to the increase in revenue related to the higher Wound Care net revenue, which has a lower average gross margin than other Patient Services revenue categories. Pump maintenance expenses include annual preventative maintenance certification and repairs and are performed by the Device Solutions segment.
Device Solutions
Device Solutions gross profit during the second quarter of 2026 was $6.1 million, which was the same as the prior year despite the decrease in net revenue due to an increase in the gross margin. The Device Solutions gross margin was 50.2% during the current period, which was 8.3% higher than the same prior year period. This increase in gross margin was primarily due to the aforementioned restructuring of the biomedical services contract with GE Healthcare which resulted in reduced expenses greater than the related reduction in net revenue. Reduced contract expenses included a reduction in biomedical personnel, a reduced amount of medical device replacement parts and lower travel expenses. These impacts improved the gross margin for the device solutions segment by 4.8%. Additionally, improved product mix impacts favoring higher gross margin revenues, such as rental revenue, increased gross margin by 1.7%. The increased gross margin also included improvements totaling 2.7% attributable to ongoing initiatives focused on improved procurement costs of materials and increased biomedical productivity. These benefits in gross margin were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses, which on a combined basis, reduced the Device Solutions segment gross margin by 1.0%. Higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.

Selling and Marketing Expenses
Selling and marketing expenses were $3.0 million for the second quarter of 2026, representing an increase of $0.3 million, or 10.5%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues increased to 8.1% compared to 7.5% in the prior year period. This increase reflected an increase in sales team headcount, increased travel expenses and inflationary impacts including an increase in employee healthcare expenses. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the second quarter of 2026 were $14.1 million, an increase of $1.0 million, or 7.2%, from the second quarter of 2025. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The increase over the prior year included $0.1 million in additional personnel directly related to the increased Patient Services net revenue including revenue cycle personnel, a $0.6 million increase in stock-based compensation expenses, cost inflation impacts from increased employee wage rates and higher healthcare expenses totaling $0.5 million and a $0.2 million increase in the company's bad debt accrual which was a benefit in the prior year but an expense amount during 2026. These increases were partially offset by a $0.3 million reduction in the accrual for management bonuses and a $0.3 million decrease in expenses related to information technology and business applications upgrades including the replacement of the Company’s enterprise resource planning system (“ERP”). The ERP system upgrade project expenses were lower during the current period due to a lower intensity of activities after the system go-live event on March 1, 2026. While additional costs are expected to be incurred during the ongoing post go-live phase to support system stabilization and enhancement activities, project expenses are expected to continue to taper down during future quarterly periods. Similar to impacts to gross margin and selling and marketing expenses, higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.
Other Expenses
During the second quarter of 2026, other expense included interest expense of $0.3 million, which was $0.1 million lower than interest expense for the second quarter of 2025. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the second quarter of 2026 compared to the second quarter of 2025, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the second quarter of 2026, the Company recorded a provision for income taxes totaling $0.6 million on pre-tax income of $3.9 million, representing an effective tax rate of 17%. During the second quarter of 2025, the Company recorded a provision for income taxes of $0.8 million on a pre-tax income of $3.4 million, representing an effective tax rate of 25%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense.

InfuSystem Holdings, Inc. Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following represents the Company’s results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	Better/ (Worse)

Net revenues:
Patient Services	$46,893	$42,292	$4,601
Device Solutions	27,183	32,079	(4,896)
Less: elimination of inter-segment revenues (a)	(3,459)	(3,653)	194
Total Device Solutions	23,724	28,426	(4,702)
Total	70,617	70,718	(101)
Gross profit:
Patient Services	29,635	26,988	2,647
Device Solutions	11,460	12,053	(593)
Total	41,095	39,041	2,054
Selling, general and administrative expenses:
Amortization of intangibles	384	495	111
Selling and marketing	6,069	5,689	(380)
General and administrative	28,900	28,462	(438)
Total selling, general and administrative expenses	35,353	34,646	(707)
Operating income	5,742	4,395	1,347
Other expense	(454)	(696)	242
Income before income taxes	5,288	3,699	1,589
Provision for income taxes	(1,040)	(1,367)	327
Net income	$4,248	$2,332	$1,916
Net income per share:
Basic	$0.21	$0.11	$0.10
Diluted	$0.20	$0.11	$0.09
Weighted average shares outstanding:
Basic	20,140,702	20,965,114	(824,412)
Diluted	20,927,020	21,288,370	(361,350)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the six-month period ended June 30, 2026 (“first half of 2026”) were $70.6 million, a decrease of $0.1 million, or 0.1%, compared to $70.7 million for the six-month period ended June 30, 2025 (“first half of 2025”). The decrease included lower net revenues for the Device Solutions segment partially offset by higher net revenues for the Patient Services segment.
Patient Services
Patient Services net revenue of $46.9 million increased $4.6 million, or 10.9%, during the first half of 2026 compared to the same prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Wound

Care which were partially offset by a lower amount in Pain Management. The improved volume and collections benefited Oncology revenue by $1.7 million or 4.4%, and Wound Care treatment revenue by $3.1 million, or 144.5%. Pain Management revenue decreased by $0.2 million, or 6.0%. The Wound Care net revenues included sales of compression therapy devices stemming from two new supplier relationships. Sales for the first of these new supplier relationships, which include Pneumatic Compression Devices (PCD’s), started during the third quarter of 2025 and the second supplier relationship, which is a manufacturer of Adjustable Compression Wraps (ACW’s), began during the current period. On a combined basis, compression therapy devices represented over 76% of the growth in Wound Care.
Device Solutions
Device Solutions net revenue of $23.7 million decreased $4.7 million, or 16.5%, during the first half of 2026 compared to the same prior year period. This decrease included decreases in biomedical services of $3.0 million, equipment rentals of $0.3 million and equipment sales of $2.0 million. These decreases were partially offset by an increase in disposable medical supplies of $0.6 million. A portion of the decrease in biomedical services revenue totaling $3.2 million reflected a reduction in the volume and service level of devices on contract with GE Healthcare which was restructured during the third quarter of 2025. These decreases were partially offset by additional volume with other customers. The decrease in rental revenue and the decrease in equipment sales are both related to a large customer rental buyout that began in the prior period. The buyout, which started during the prior year’s first quarter, elevated the amount of equipment sales in the prior year and reduced quarterly rental revenues during the subsequent quarters including the current six-month period.
Gross Profit
Gross profit of $41.1 million for the first half of 2026 increased $2.1 million, or 5.3%, from $39.0 million for the first half of 2025. This increase was due to the increase in gross margin partially offset by the lower net revenues. Gross margin increased to 58.2% during the first half of 2026 compared to 55.2% during the same prior year period. Gross profit increased in the Patient Services segment and decreased in the Device Solutions segments. Gross margin increased in the Device Solutions segment and decreased in the Patient Services segment.
Patient Services
Patient Services gross profit was $29.6 million during the first half of 2026, representing an increase of $2.6 million, or 9.8%, compared to the same prior year period. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 0.6% to 63.2%. The decrease in gross margin reflected an unfavorable product mix change toward lower gross margin revenue categories offset partially by lower pump disposal and maintenance expenses. The unfavorable gross margin mix was mainly related to the increase in revenue related to wound care treatments, which have lower average gross margin than other Patient Services revenue categories. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. Pump maintenance expenses include annual preventative maintenance certification and repairs and are performed by the Device Solutions segment. On a combined basis, pump disposal and maintenance expenses decreased by $0.3 million during the first half of 2026 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the first half of 2026 was $11.5 million, representing a decrease of $0.6 million, or 4.9%, compared to the same prior year period. The decrease was due to the decrease in net revenue offset partially by an increase in gross margin. The Device Solutions gross margin was 48.3% during the current period, which was 5.9% higher than the same prior year period. This increase in gross margin was primarily due to the aforementioned restructuring of the biomedical services contract with GE Healthcare which resulted in reduced expenses greater than the related reduction in net revenue. Reduced contract expenses included a reduction in biomedical personnel, a reduced amount of medical device replacement parts and lower travel expenses. These impacts improved the gross margin for the Device Solutions segment by 6.0%. Additional gross margin improvements totaling 1.7% were achieved though ongoing initiatives focused on improved procurement costs of materials and increased biomedical productivity. These benefits in gross margin were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses, which on a combined basis, reduced the Device Solutions segment gross margin by 1.8%. Higher wages were the result of typical annual merit and cost of living increases; however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.

Selling and Marketing Expenses

Selling and marketing expenses for the first half of 2026 were $6.1 million, representing an increase of $0.4 million, or 6.7%, compared to selling and marketing expenses for the first half of 2025. Selling and marketing expenses as a percentage of net revenues was 8.6% representing an increase from the prior year period amount of 8.0%. This increase reflected an increase in sales team headcount, increased travel expenses and inflationary impacts including an increase in employee healthcare expenses. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative expenses for the first half of 2026 were $28.9 million, an increase of $0.4 million, or 1.5%, from the first half of 2025. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for the six-month period of 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO. Additional reductions included a $0.5 million reduction in the accrual for management bonuses and $0.1 million in reduced travel expenses. These decreases were partially offset by increases in other expenses including: $0.2 million in increased expenses related to information technology and business applications upgrades including the replacement of the Company’s ERP, additional personnel directly related to the increased Patient Services net revenue including revenue cycle personnel totaling $0.4 million, a $0.7 million increase in stock-based compensation expenses, cost inflation impacts from increased employee wage rates and higher healthcare expenses totaling $0.9 million and a $0.2 million increase in the Company's bad debt accrual which was a benefit in the prior year’s second quarter but an expense amount during 2026. The ERP system upgrade project expenses were higher during the current period due to a higher intensity of activities related to the go-live phase of the project which occurred on March 1, 2026. While additional costs are expected to be incurred during the post go-live phase to support system stabilization and enhancement activities, project expenses have begun to taper down during the second quarter of 2026. Similar to impacts to gross margin and selling and marketing expenses, higher wages were the result of typical annual merit and cost of living increases; however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years. General and administrative expenses as a percentage of net revenues for the first half of 2026 increased to 40.9% compared to 40.2% for the same prior year period.
Other Expenses
During the first half of 2026, other income and expense included interest expense of $0.5 million, which was $0.2 million lower than interest expense for the first half of 2025. This decrease was due to a decrease in average outstanding borrowings on the 2021 Credit Agreement revolving line of credit partially offset by higher commitment fees on a higher unused revolving line availability.
Provision for income taxes
During the first half of 2026, the Company recorded a provision for income taxes totaling $1.0 million on pre-tax income of $5.3 million representing an effective tax rate of 20%. During the first half of 2025, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $3.7 million, representing an effective tax rate of 37%. The pre-tax income amount for 2025 included significant non-deductible expenses including the severance expense for the outgoing CEO, which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses for 2025 also included a shortfall in the amount of stock compensation expense recognizable for tax purposes versus the amount recognized for book purposes. Together, these items impacted tax expense by $0.5 million, or 12% of pre-tax income. During 2026, stock compensation expense was a surplus for tax purposes as compared to the amount recognized for book purposes. Other factors causing the effective rate during both periods to differ from the U.S. statutory amounts included the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense.
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
The following table summarizes our available liquidity (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$964	$3,186
Availability on revolving facility	54,243	55,000
Available liquidity	$55,207	$58,186
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	June 30, 2026	December 31, 2025
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,757)	(20,000)
Availability on Revolving Facility	$54,243	$55,000
As of June 30, 2026, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at June 30, 2026 was 5.66% (Adjusted Term SOFR of 3.61% plus 2.05%). The actual ABR loan rate at June 30, 2026 was 7.80% (lender’s prime rate of 6.75% plus 1.05%). As of June 30, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
Share Repurchase Program:
On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of June 30, 2026, the Company had not repurchased or retired any shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired approximately $15.3 million, or 1,998,735 shares of the Company's outstanding common stock under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$7,747	$8,789	$(1,042)
Net cash used in investing activities	$(5,783)	$(4,346)	$(1,437)
Net cash used in financing activities	$(4,186)	$(4,250)	$64
Operating Cash Flow. Operating cash flows provided $7.7 million in cash during the first half of 2026 and $8.8 million of cash during the first half of 2025. This $1.0 million reduction was attributable to an increase in cash used to fund working capital items offset partially by an increase in net income adjusted for non-cash items. During the first half of 2026 net income adjusted for non-cash items was $14.9 million, an increase of $4.0 million compared to net income adjusted for non-cash items of $10.9 million during the first half of 2025. Also during the first half of 2026 cash used to fund working capital items was $7.1 million, an increase of $5.0 million compared to $2.1 million during first half of 2025. The increase in net income adjusted for non-cash items, was primarily attributable to higher gross profit partially offset by higher selling, general and administrative expenses in 2026, as described above. The use of cash for working capital items during the first half of 2026 included a $5.7 million increase in accounts receivable and a $2.6 million decrease in accounts payable and other liabilities, net of capital items. These cash flow uses were partially offset by a $0.6 million decrease in inventories and a $0.6 million decrease in other assets. The cash used for working capital items during the first half of 2025 included a $2.1 million increase in accounts receivable and a $2.0 million decrease in accounts payable and other liabilities, net of capital items. These uses of cash were partially offset by a $1.1 million decrease in other assets and a $0.9 million decrease in inventories.
The increase in accounts receivable during 2026 was attributable to a change in mix of revenue favoring Patient Services which has a longer average revenue collection time as compared with Device Solutions. The increase in accounts receivable during 2025 was mainly due to the sequential increase in quarterly revenue during the first half of 2025 as compared to the first half of ended December 31, 2024. Accounts payable and other liabilities net of capital items decreased by $2.6 million during the first half of 2026 and decreased $2.0 million during the first half of 2025, representing a $0.6 million unfavorable cash flow swing, mainly due to a lower management bonus accrual for 2026. Additional differences are related to variations in timing of payments to suppliers and other timing differences. The decrease in inventories during 2026 reflected higher sales for wound care products that are drop shipped to patients and not carried in inventory. The decrease in inventories during 2025 reflected better management of inventory levels held to support recurring revenues and reflected the fact that much of the increase in net revenues during 2025 was in business lines that do not require inventory stock, such as equipment rentals, or where products are drop-shipped directly to the customer such as wound care.
Investing Cash Flow. Net cash used in investing activities was $5.8 million for the first half of 2026 compared to $4.3 million for the first half of 2025, an increase of $1.4 million. The increase was partially due to an increase totaling $2.2 million in cash used to purchase medical equipment during the first half of 2026 compared to the first half of 2025. Purchases of medical equipment were higher during 2026 compared to 2025 mainly due to normal variations in the timing of purchase of medical equipment used to replace devices taken out of service or to support new customer growth. The increase in cash used for investing activities was also due to a $0.7 million decrease in proceeds from sale of medical equipment, property and equipment. The decrease in proceeds from sale of medical equipment, property and equipment reflects the lower amount of sales of medical equipment and a lower allocation of equipment sales taken from the Company’s existing fleet versus purchased for sale in 2026 as compared to 2025.
Financing Cash Flow. Cash flow used in financing activities during the first half of 2026 totaled $4.2 million, included $4.4 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $0.8 million. These amounts were partially offset by net borrowings on the revolving line of credit under the 2021 Credit Agreement totaling $0.8 million and proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $0.2 million. Cash used in financing activities during the first half of 2025 was $4.3 million and primarily related to $6.4 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $0.5 million. These uses were partially offset by net revolving line of credit borrowings under the 2021 Credit Agreement totaling $2.5 million.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and six months ended June 30, 2026. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both June 30, 2026 and December 31, 2025.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 9 (Derivative Financial Instruments and Hedging Activities) to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and six months ended June 30, 2026 and 2025, respectively. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.
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
During the six-month period ended June 30, 2026, the Company migrated certain of our business applications and financial processing systems to a newly implemented Enterprise Resource Planning (“ERP”) system. The migration and implementation impacted operational processes, as well as certain accounting and financial reporting processes. In connection with the migration and ERP implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the six-month period ended June 30, 2026, the migration and ERP implementation resulted in changes that materially affected our internal control over financial reporting. These system migrations and implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting.
Except with respect to the implementation of the ERP, there have been no changes in our internal control over financial reporting during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to further refine and enhance the new ERP and other business applications.

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
A summary of our purchases of our common stock during the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1, 2026 through April 30, 2026	1,343	$9.34	—	$8,172,286
May 1, 2026 through May 31, 2026	353,934	$9.05	314,242	$5,543,494
June 1, 2026 through June 30, 2026	98,532	$9.01	96,867	$4,670,074
Total	453,809	$9.05	411,109
(a) Of the 453,809 shares of common stock presented in the table above, 42,700 shares were originally granted to employees and directors as stock options and restricted or performance stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 42,700 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program supersedes the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of June 30, 2026, the Company had not repurchased or retired any shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired 1,998,735 shares under the previous authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on June 3, 2025).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on July 9, 2018).

10.1
Third Amendment to the InfuSystem Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-35020) filed on May 12, 2026).

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

INFUSYSTEM HOLDINGS, INC.

Date: August 4, 2026	/s/ Carrie Lachance
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2026	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)