Form 10-Q
period 2026-09-30
InfuSystem Holdings, Inc
filed 2026-11-09
CIK 1337013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2026, 20,033,488 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of
(in thousands, except par value and share data)	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$9,108	$3,186
Accounts receivable, net	29,554	22,901
Inventories, net	5,151	5,391
Other current assets	4,100	4,858

Total current assets	47,913	36,336
Medical equipment for sale or rental	2,481	4,589
Medical equipment in rental service, net of accumulated depreciation	33,143	34,456
Property & equipment, net of accumulated depreciation	2,752	3,359
Goodwill	3,710	3,710
Intangible assets, net	6,316	6,866
Operating lease right of use assets	3,625	4,178
Deferred income taxes	2,169	4,640
Derivative financial instruments	906	748
Other assets	1,504	1,678

Total assets	$104,519	$100,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,945	$10,821
Other current liabilities	7,928	9,361

Total current liabilities	17,873	20,182
Long-term debt	19,687	19,625
Operating lease liabilities, net of current portion	2,809	3,427

Total liabilities	40,369	43,234

Stockholders’ equity:
Preferred stock, $0.0001 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value: authorized 200,000,000 shares; 20,028,177 shares issued and outstanding as of September 30, 2026 and 20,209,636 shares issued and outstanding as of December 31, 2025	2	2
Additional paid-in capital	121,728	117,461
Accumulated other comprehensive income	681	565
Retained deficit	(58,261)	(60,702)

Total stockholders’ equity	64,150	57,326

Total liabilities and stockholders’ equity	$104,519	$100,560

See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenues	$37,589	$36,488	$108,206	$107,206
Cost of revenues	15,862	15,668	45,384	47,345
Gross profit	21,727	20,820	62,822	59,861

Selling, general and administrative expenses:
Amortization of intangibles	165	214	549	709
Selling and marketing	2,704	2,366	8,773	8,055
General and administrative	14,112	14,429	43,012	42,891

Total selling, general and administrative	16,981	17,009	52,334	51,655

Operating income	4,746	3,811	10,488	8,206
Other expense:
Interest expense	(257)	(330)	(767)	(1,039)
Other income (expense)	55	(54)	111	(41)

Income before income taxes	4,544	3,427	9,832	7,126
Provision for income taxes	(1,388)	(1,168)	(2,428)	(2,535)
Net income	$3,156	$2,259	$7,404	$4,591
Net income per share:
Basic	$0.16	$0.11	$0.37	$0.22
Diluted	$0.15	$0.11	$0.35	$0.22
Weighted average shares outstanding:
Basic	19,976,675	20,413,636	20,085,426	20,779,268
Diluted	21,072,355	20,946,607	20,974,769	21,165,787

Comprehensive income:
Net income	$3,156	$2,259	$7,404	$4,591
Other comprehensive income (loss):
Unrealized gain (loss) on hedges	99	(99)	158	(631)
(Provision for) benefit from income tax on unrealized hedge gain (loss)	(24)	24	(42)	154
Net comprehensive income	$3,231	$2,184	$7,520	$4,114
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Par Value Amount
Balances at June 30, 2025	20,426	$2	$115,338	$(61,523)	$717	$54,534
Shares issued upon restricted stock vesting and option exercise	145	—	55	—	—	55
Stock-based compensation expense	—	—	1,322	—	—	1,322
Employee stock purchase plan	27	—	122	—	—	122
Common stock repurchased as part of share repurchase program	(211)	—	—	(2,168)	—	(2,168)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(60)	—	(578)	—	—	(578)
Other comprehensive loss	—	—	—	—	(75)	(75)
Net income	—	—	—	2,259	—	2,259
Balances at September 30, 2025	20,327	$2	$116,259	$(61,432)	$642	$55,471

Balances at June 30, 2026	19,914	$2	$119,350	$(60,812)	$606	$59,146
Shares issued upon restricted stock vesting and option exercise	152	—	1,043	—	—	1,043
Stock-based compensation expense	—	—	1,244	—	—	1,244
Employee stock purchase plan	14	—	114	—	—	114
Common stock repurchased as part of share repurchase program	(50)	—	—	(605)	—	(605)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(2)	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	75	75
Net income	—	—	—	3,156	—	3,156
Balances at September 30, 2026	20,028	$2	$121,728	$(58,261)	$681	$64,150

Balances at December 31, 2024	21,272	$2	$113,868	$(57,460)	$1,119	$57,529
Shares issued upon restricted stock vesting and option exercise	309	—	55	—	—	55
Stock-based compensation expense	—	—	3,091	—	—	3,091
Employee stock purchase plan	62	—	281	—	—	281
Common stock repurchased as part of share repurchase program	(1,190)	—	—	(8,563)	—	(8,563)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(126)	—	(1,036)	—	—	(1,036)
Other comprehensive loss	—	—	—	—	(477)	(477)
Net income	—	—	—	4,591	—	4,591
Balances at September 30, 2025	20,327	$2	$116,259	$(61,432)	$642	$55,471

Balances at December 31, 2025	20,210	$2	$117,461	$(60,702)	$565	$57,326
Shares issued upon restricted stock vesting and option exercise	398	—	1,079	—	—	1,079
Stock-based compensation expense	—	—	3,719	—	—	3,719
Employee stock purchase plan	34	—	267	—	—	267
Common stock repurchased as part of share repurchase program	(525)	—	—	(4,963)	—	(4,963)
Common stock repurchased to satisfy minimum statutory withholding on stock-based compensation	(89)	—	(798)	—	—	(798)
Other comprehensive income	—	—	—	—	116	116
Net income	—	—	—	7,404	—	7,404
Balances at September 30, 2026	20,028	$2	$121,728	$(58,261)	$681	$64,150
See accompanying notes to unaudited condensed consolidated financial statements.

INFUSYSTEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025

OPERATING ACTIVITIES
Net income	$7,404	$4,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	569	102
Depreciation	9,001	9,236
Loss on disposal of and reserve adjustments for medical equipment	854	337
Gain on sale of medical equipment	(323)	(2,282)
Amortization of intangible assets	549	709
Amortization of deferred debt issuance costs	63	61
Stock-based compensation	3,719	3,091
Deferred income taxes	2,429	2,530
Changes in assets - (increase)/decrease:
Accounts receivable	(8,159)	(2,167)
Inventories	720	941
Other current assets	260	(762)
Other assets	555	1,028
Changes in liabilities - (decrease)/increase:
Accounts payable and other liabilities	450	(133)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,091	17,282

INVESTING ACTIVITIES
Acquisition of business	—	(1,412)
Purchase of medical equipment	(8,712)	(5,341)
Purchase of property and equipment	(321)	(427)
Proceeds from sale of medical equipment, property and equipment	1,280	2,582
NET CASH USED IN INVESTING ACTIVITIES	(7,753)	(4,598)

FINANCING ACTIVITIES
Principal payments on long-term debt	(16,742)	(44,265)
Cash proceeds from long-term debt	16,742	41,502
Debt issuance costs	—	(230)
Common stock repurchased as part of share repurchase program	(4,963)	(8,563)
Common stock repurchased to satisfy statutory withholding on employee stock-based compensation plans	(799)	(1,036)
Cash proceeds from exercise of options and ESPP	1,346	336
NET CASH USED IN FINANCING ACTIVITIES	(4,416)	(12,256)

Net change in cash and cash equivalents	5,922	428
Cash and cash equivalents, beginning of period	3,186	527
Cash and cash equivalents, end of period	$9,108	$955
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
The unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The carrying amounts reported in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short-term nature of these instruments (Level I). The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level II).
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

4.Revenue
The following table presents the Company’s disaggregated revenue by offering type (in thousands):

	Three Months Ended September 30,
	2026		2025
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$662	1.8%	$690	1.9%
Third-Party Payer products	6,848	18.2%	4,822	13.2%
Patient Services revenue recognized over time:
Direct rental services	2,081	5.5%	1,985	5.4%
Third-Party Payer rental services	13,673	36.4%	12,723	34.9%
Total Patient Services accounted for under ASC 606	23,264	61.9%	20,220	55.4%
Device Solutions revenue recognized at a point in time:
Products	3,324	8.9%	4,100	11.2%
Services	2,412	6.4%	3,379	9.3%
Device Solutions revenue recognized over time:
Services	312	0.8%	1,263	3.5%
Total Device Solutions accounted for under ASC 606	6,048	16.1%	8,742	24.0%
Total Revenue Accounted for under ASC 606	29,312	78.0%	28,962	79.4%
Patient Services lease revenue	2,547	6.8%	2,144	5.9%
Device Solutions lease revenue	5,730	15.2%	5,382	14.8%
Total Revenue accounted for under ASC 842, Leases	8,277	22.0%	7,526	20.6%
Total Net Revenue	$37,589	100.0%	$36,488	100.0%

	Nine Months Ended September 30,
	2026		2025
	Total Net Revenues	Percentage of Total Net Revenues	Total Net Revenues	Percentage of Total Net Revenues
Patient Services revenue recognized at a point in time:
Direct products	$2,038	1.9%	$1,979	1.8%
Third-Party Payer products	18,149	16.8%	12,880	12.0%
Patient Services revenue recognized over time:
Direct rental services	6,193	5.7%	5,834	5.4%
Third-Party Payer rental services	39,409	36.4%	37,522	35.0%
Total Patient Services accounted for under ASC 606	65,789	60.8%	58,215	54.3%
Device Solutions revenue recognized at a point in time:
Products	10,404	9.6%	12,567	11.7%
Services	7,857	7.3%	8,463	7.9%
Device Solutions revenue recognized over time:
Services	524	0.5%	4,866	4.5%
Total Device Solutions accounted for under ASC 606	18,785	17.4%	25,896	24.2%
Total Revenue Accounted for under ASC 606	84,574	78.2%	84,111	78.5%
Patient Services Lease Revenue	6,915	6.4%	6,438	6.0%
Device Solutions Lease Revenue	16,717	15.4%	16,657	15.5%
Total Revenue accounted for under ASC 842, Leases	23,632	21.8%	23,095	21.5%
Total Net Revenue	$108,206	100.0%	$107,206	100.0%

Contract Balances

(dollars in thousands)	As of September 30, 2026	As of December 31, 2025	$ Change
Accounts receivable, net	$29,554	$22,901	$6,653
Contract assets	$983	$1,244	$(261)
Contract liabilities	$—	$109	$(109)
The change in contract assets during the nine months ended September 30, 2026 included $2.1 million of revenue recognized for which the payment is subject to conditions other than the passage of time, which was partially offset by $2.4 million of contract assets reclassified to accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on the Company's condensed consolidated balance sheets. As of December 31, 2024, accounts receivable, net, and contract assets were $21.2 million and $0.6 million, respectively. As of December 31, 2024, there were no contract liabilities. Revenue recognized during the nine months ended September 30, 2026 that was included in the contract liabilities at the beginning of the period was $0.1 million. The allowance for credit losses was $0.7 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.

5.Medical Equipment
Medical equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Medical equipment for sale or rental	$2,539	$4,600
Medical equipment for sale or rental - pump reserve	(58)	(11)
Medical equipment for sale or rental - net	2,481	4,589

Medical equipment in rental service	115,457	109,060
Medical equipment in rental service - pump reserve	(2,982)	(2,727)
Accumulated depreciation	(79,332)	(71,877)
Medical equipment in rental service - net	33,143	34,456

Total	$35,624	$39,045
Depreciation expense for medical equipment for the three and nine months ended September 30, 2026 was $2.7 million and $8.1 million compared to $2.7 million and $8.3 million for the same prior year periods, respectively. This expense was recorded in “cost of revenues” for each period. The pump reserve for medical equipment in rental service represents an estimate for medical equipment that is considered to be missing. The reserve calculated is equal to the net book value of assets that have not returned from the field within a certain timeframe. For the nine months ended September 30, 2026 and 2025, $0.3 million and $1.8 million of current liabilities related to non-cash purchases of medical equipment and property, respectively, that had not been included in investing activities in the condensed consolidated statements of cash flows. These amounts will be included as a cash outflow from investing activities when paid.
6.Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Assets	Accumulated Depreciation	Total	Gross Assets	Accumulated Depreciation	Total
Furniture, fixtures, and equipment	$6,589	$(5,435)	$1,154	$6,358	$(5,032)	$1,326
Automobiles	66	(66)	—	66	(66)	—
Leasehold improvements	5,142	(3,544)	1,598	5,099	(3,066)	2,033

Total	$11,797	$(9,045)	$2,752	$11,523	$(8,164)	$3,359
Depreciation expense for property and equipment for both the three and nine months ended September 30, 2026 was $0.3 million and $0.9 million compared to $0.3 million and $0.9 million for the same prior year periods, respectively. This expense was recorded in “general and administrative expenses” for each period.

7.Goodwill & Intangible Assets
The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2026 are as follows (in thousands):

Device Solutions (a)
Balance as of December 31, 2025	$3,710
Goodwill acquired	—
Balance as of September 30, 2026	$3,710

(a) The Patient Services segment had no recorded goodwill during the reported periods.
The carrying amount and accumulated amortization of intangible assets consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Nonamortizable intangible assets
Trade names	$2,000	$—	$2,000	$2,000	$—	$2,000
Amortizable intangible assets:
Trade names	23	(23)	—	23	(23)	—
Physician and customer relationships	40,164	(36,028)	4,136	40,164	(35,627)	4,537
Non-competition agreements	472	(472)	—	472	(444)	28
Unpatented technology	943	(763)	180	943	(662)	281
Software	10,300	(10,300)	—	10,300	(10,280)	20

Total nonamortizable and amortizable intangible assets	$53,902	$(47,586)	$6,316	$53,902	$(47,036)	$6,866
Amortization expense for the three and nine months ended September 30, 2026 was $0.2 million and $0.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $0.2 million and $0.7 million, respectively. This expense was recorded in “amortization of intangibles expenses” for each period. Expected remaining annual amortization expense for the next five years for intangible assets recorded as of September 30, 2026 is as follows (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total

Amortization expense	$165	$661	$538	$527	$527	$1,898	$4,316

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
The First Amendment and Second Amendment were accounted for as debt modifications. As of September 30, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.
The following table illustrates the net availability under the Revolving Facility as of the applicable balance sheet date (in thousands):

	September 30, 2026	December 31, 2025

Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(20,000)
Availability on Revolving Facility	$55,000	$55,000

The Company had future maturities of its long-term debt as of September 30, 2026 as follows (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Revolving Facility	$—	$—	$—	$—	$20,000	$20,000
Total	$—	$—	$—	$—	$20,000	$20,000
The following is a breakdown of the Company’s current and long-term debt (in thousands):

	September 30, 2026			December 31, 2025
	Current Portion	Long-Term Portion	Total	Current Portion	Long-Term Portion	Total
Revolving Facility	$—	$20,000	$20,000	$—	$20,000	$20,000
Unamortized value of debt issuance costs	—	(313)	(313)	—	(375)	(375)
Total	$—	$19,687	$19,687	$—	$19,625	$19,625
As of September 30, 2026, amounts outstanding under the Revolving Facility provided under the 2021 Credit Agreement, as amended, bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2026 was 5.79% (Adjusted Term SOFR of 3.74% plus 2.05%). The actual ABR loan rate at September 30, 2026 was 8.05% (lender’s prime rate of 7.00% plus 1.05%).
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
The tables below present the location and gross fair value amounts of the Company's derivative financial instruments and the associated notional amounts designated as cash flow hedges as of the applicable balance sheet date (in thousands):

	September 30, 2026
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$906

	December 31, 2025
	Balance Sheet Location	Notional	Fair Value Derivative Assets
Derivatives designated as hedges:
Cash flow hedges
Interest rate swaps	Derivative financial instruments	$20,000	$748

The table below presents the effect of our derivative financial instruments designated as hedging instruments in accumulated other comprehensive income (“AOCI”) (in thousands):

	Three Months Ended September 30,
	2026	2025
Gain on cash flow hedges - interest rate swaps
Beginning balance	$606	$717
Unrealized gain recognized in AOCI	198	33
Amounts reclassified to interest expense (a)	(99)	(132)
Tax (provision) benefit	(24)	24
Ending balance	$681	$642

(a) Negative amounts represent interest income. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.3 million, respectively.

	Nine Months Ended September 30,
	2026	2025
Gain on cash flow hedges - interest rate swaps
Beginning balance	$565	$1,119
Unrealized gain (loss) recognized in AOCI	450	(240)
Amounts reclassified to interest expense (a) (b)	(292)	(391)
Tax (provision) benefit	(42)	154
Ending balance	$681	$642

(a) Negative amounts represent interest income and positive amounts represent interest expense. Interest expense as presented in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2026 and 2025 was $0.8 million and $1.0 million, respectively.

(b) As of September 30, 2026, $0.6 million of income is expected to be reclassified into earnings within the next 12 months.
The Company did not incur any hedge ineffectiveness during the nine months ended September 30, 2026.

10.Income Taxes
During the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes totaling $1.4 million and $1.2 million, respectively, on pre-tax income of $4.5 million and $3.4 million, respectively, representing effective tax rates of 31% and 34%, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes totaling $2.4 million and $2.5 million, respectively, on pre-tax income of $9.8 million and $7.1 million, respectively, representing effective tax rates of 25% and 36%, respectively. The effective tax rates differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense and management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense. The impact of permanent differences weighs heavier on the effective tax rate when pre-tax earnings are close to break even.
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
12.Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share assumes the issuance of potentially dilutive shares of common stock during the period. The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2026	2025	2026	2025
Net income	$3,156	$2,259	$7,404	$4,591
Denominator:
Weighted average common shares outstanding:
Basic	19,976,675	20,413,636	20,085,426	20,779,268
Dilutive effect of common stock equivalents	1,095,680	532,971	889,343	386,519
Diluted	21,072,355	20,946,607	20,974,769	21,165,787
Net income per share:
Basic	$0.16	$0.11	$0.37	$0.22
Diluted	$0.15	$0.11	$0.35	$0.22
For the three months ended September 30, 2026 and 2025, respectively, 626,368 and 1,551,232 of outstanding options and unvested stock units with an exercise price above the current market value of the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect. For the nine months ended September 30, 2026 and 2025, respectively, 816,242 and 2,175,388 of outstanding options and unvested stock units with an exercise price above the current market value of the Company’s common stock that were not included in the calculation because they would have an anti-dilutive effect.

Share Repurchase Program
On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of September 30, 2026, the Company had repurchased and retired approximately $0.6 million, or 50,439 shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired approximately $15.3 million, or 1,973,194 shares of the Company's outstanding common stock under the previous authorization.
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
The components of lease costs for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$430	$488	$1,368	$1,504
Variable lease cost	112	123	366	383
Total lease cost	$542	$611	$1,734	$1,887
Expense related to short-term leases, which are not recorded on the Company’s consolidated balance sheets, for the three and nine months ended September 30, 2026 was $0.3 million and $0.9 million compared to $0.2 million and $0.6 million for the same prior year periods, respectively.

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities and right of use assets:
Operating cash flow from operating leases	$1,424	$1,553

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$37

Increases to right of use assets resulting from lease modifications:
Operating leases	$445	$344
Weighted average remaining lease terms and discount rates for the Company’s operating leases are as follows:

	As of September 30,
	2026	2025

	Years	Years
Weighted average remaining lease term:	3.7	4.7

	Rate	Rate
Weighted average discount rate:	7.8%	7.6%
Future maturities of lease liabilities as of September 30, 2026 are as follows (in thousands):

Operating Leases
2026	$487
2027	1,851
2028	1,717
2029	1,396
2030	818
2031 and thereafter	273
Total undiscounted lease payments	6,542
Less: Imputed interest	(2,351)
Total lease liabilities	$4,191
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

The components of the Company’s lease revenues consisted of the following (in thousands ) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net operating lease revenue	$8,150	$7,443	$23,238	$22,825
Sales-type lease revenue	127	83	394	270
Total lease revenue	$8,277	$7,526	$23,632	$23,095

The components of our net investment in sales-type leases as of September 30, 2026 and December 31, 2025 were (in thousands):

	September 30, 2026	December 31, 2025
Lease receivable	$1,579	$1,905
Net investment in leases	$1,579	$1,905
Our net investment in sales-type leases is classified as follows in the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$535	$563
Other assets	1,044	1,342
Total	$1,579	$1,905
Future maturities of sales-type leases as of September 30, 2026 are as follows (in thousands):

Sales-Type Leases
2026	$198
2027	703
2028	609
2029	425
2030	—
Thereafter	—
Total undiscounted lease payments	1,935
Less: Imputed interest	(356)
Total lease receivables	$1,579

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

The financial information summarized below is presented by reportable segment for the three months ended September 30, 2026 and 2025:

2026
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$25,811	$11,778	$—	$37,589
Net revenues - internal	—	1,596	(1,596)	—
Total net revenues	25,811	13,374	(1,596)	37,589

Significant Segment Expenses:
Supplies and material costs	8,068	3,789	(1,596)	10,261
Employee-related expenses	—	2,784	—	2,784
Depreciation	1,779	854	—	2,633
Other segment items (a)	91	93	—	184
Gross profit	$15,873	$5,854	$—	$21,727

Selling, general and administrative expenses				16,981
Interest expense				(257)
Other income				55

Income before income taxes				$4,544

Total assets	$58,632	$43,887	$2,000	$104,519
Purchases of medical equipment	$1,207	$962	$—	$2,169
Depreciation and amortization of intangible assets	$2,083	$1,038	$—	$3,121

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$22,363	$14,125	$—	$36,488
Net revenues - internal	—	1,944	(1,944)	—
Total net revenues	22,363	16,069	(1,944)	36,488

Significant Segment Expenses:
Supplies and material costs	6,141	4,734	(1,944)	8,931
Employee-related expenses	—	4,043	—	4,043
Depreciation	1,841	917	—	2,758
Other segment items (a)	(101)	37	—	(64)
Gross profit	$14,482	$6,338	$—	$20,820

Selling, general and administrative expenses				17,009
Interest expense				(330)
Other expense				(54)

Income before income taxes				$3,427

Total assets	$50,610	$46,271	$2,000	$98,881
Purchases of medical equipment	$618	$409	$—	$1,027
Depreciation and amortization of intangible assets	$2,148	$1,136	$—	$3,284

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

The financial information summarized below is presented by reportable segment for the nine months ended September 30, 2026 and 2025:

2026
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$72,704	$35,502	$—	$108,206
Net revenues - internal	—	5,055	(5,055)	—
Total net revenues	72,704	40,557	(5,055)	108,206

Significant segment expenses:
Supplies and material costs	21,524	12,509	(5,055)	28,978
Employee-related expenses	—	7,993	—	7,993
Depreciation	5,454	2,603	—	8,057
Other segment items (a)	218	138	—	356
Gross profit	45,508	17,314	—	62,822

Selling, general and administrative expenses				52,334
Interest expense				(767)
Other income				111

Income before income taxes				9,832

Total assets	$58,632	$43,887	$2,000	$104,519
Purchases of medical equipment	$3,432	$5,280	$—	$8,712
Depreciation and amortization of intangible assets	$6,353	$3,197	$—	$9,550

(a) Other segment items included in Segment gross profit include estimates for medical equipment considered to be missing and other miscellaneous shop expenses.

2025
(in thousands)	Patient Services	Device Solutions	Corporate/ Eliminations	Total
Net revenues - external	$64,655	$42,551	$—	$107,206
Net revenues - internal	—	5,597	(5,597)	—
Total net revenues	64,655	48,148	(5,597)	107,206

Significant segment expenses:
Supplies and material costs	17,451	14,085	(5,597)	25,939
Employee-related expenses	—	12,774	—	12,774
Depreciation	5,527	2,794	—	8,321
Other segment items (a)	207	104	—	311
Gross profit	41,470	18,391	—	59,861

Selling, general and administrative expenses				51,655
Interest expense				(1,039)
Other expense				(41)

Income before income taxes				7,126

Total assets	$50,610	$46,271	$2,000	$98,881
Purchases of medical equipment	$2,887	$2,454	$—	$5,341
Depreciation and amortization of intangible assets	$6,349	$3,596	$—	$9,945

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

•Wound Care: in 2020, we added Negative Pressure Wound Therapy ("NPWT") to our portfolio of DME devices offered to patients for home healthcare. Similar to our capabilities surrounding infusion pumps, we offer these devices to patients for third party payer reimbursement and sales, rentals and leases of the equipment and related disposable supplies directly to other healthcare providers. Our fleet of NPWT devices include devices manufactured by Smith and Nephew, Cork Medical LLC (“Cork”) and Genadyne Biotechnologies Inc. In 2024, we added Advanced Wound Care dressings to our wound care product portfolio. We take patient referrals for wound care disposable supplies directly and indirectly from wound care clinics and other sites of care. The products are generally shipped directly from our suppliers to the patients and we receive reimbursement from the patient's health care plan carrier. In 2025, we added Pneumatic Compression Devices ("PCD") to our portfolio of DME devices offered to patients and added Other Compression Devices (“OCD”) supplied by a second manufacturer in early 2026.
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

InfuSystem Holdings, Inc. Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following represents the Company’s results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	Better (Worse)

Net revenues:
Patient Services	25,811	22,363	3,448
Device Solutions	13,374	16,069	(2,695)
Less: elimination of inter-segment revenues (a)	(1,596)	(1,944)	348
Total Device Solutions	11,778	14,125	(2,347)
Total	37,589	36,488	1,101
Gross profit:
Patient Services	15,873	14,482	1,391
Device Solutions	5,854	6,338	(484)
Total	21,727	20,820	907
Selling, general and administrative expenses:
Amortization of intangibles	165	214	49
Selling and marketing	2,704	2,366	(338)
General and administrative	14,112	14,429	317
Total selling, general and administrative expenses	16,981	17,009	28
Operating income	4,746	3,811	935
Other expense	(202)	(384)	182
Income before income taxes	4,544	3,427	1,117
Provision for income taxes	(1,388)	(1,168)	(220)
Net income	3,156	2,259	897
Net income per share:
Basic	0.16	0.11	0.05
Diluted	0.15	0.11	0.04
Weighted average shares outstanding:
Basic	19,976,675	20,413,636	(436,961)
Diluted	21,072,355	20,946,607	125,748

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the quarter ended September 30, 2026 (“third quarter of 2026”) were $37.6 million, an increase of $1.1 million, or 3.0%, compared to $36.5 million for the quarter ended September 30, 2025 (“third quarter of 2025”). The increase included higher net revenues for the Patient Services segment partially offset by lower net revenues for the Device Solutions segment.
Patient Services
Patient Services net revenue of $25.8 million increased $3.4 million, or 15.4%, during the third quarter of 2026 compared to the prior year period. This increase was primarily attributable to additional treatment volume and increased third-party payer collections in Oncology and Wound Care. The improved volume and collections benefited Oncology revenue by $1.4 million, or 7.2% and Wound Care by $2.0 million, or 112%. The Wound Care net revenues included sales of Pneumatic

Compression Devices (PCD’s) and Adjustable Compression Wraps (ACW’s) stemming from two new supplier relationships. In the third quarter of 2025, PCD shipments were limited to initial shipments following the launch with the manufacturer that quarter, while ACW’s generated no revenue because the launch with that manufacturer did not occur until the first quarter of 2026.
Device Solutions
Device Solutions net revenue of $11.8 million decreased $2.3 million, or 16.6%, during the third quarter of 2026 compared to the prior year period. This decrease included a $1.9 million, or 41.3%, decrease in biomedical services revenue, a decrease in medical equipment sales of $0.4 million, or 27.2% and a decrease in disposable medical supplies of $0.3 million, or 13.5% . These decreases were partially offset by an increase in equipment rental revenue of $0.3 million, or 6.4%. The decrease in biomedical services revenue refelcted a $2.4 million reduction in the volume and service level of devices on contract with GE Healthcare which was restructured during the third quarter of 2025. Additionally, biomedical services revenue during the third quarter of 2025 included a non-recurring $0.6 million adjustment associated with a price increase agreed to in conjunction with the contract restructuring. The price increase was effective for services already rendered but not fully invoiced based on the agreed billing structure. The decrease in equipment sales and disposable medical supplies is related to a large customer rental buyout that began in the prior year period. The buyout, which started during the prior year’s first quarter and continued in stages throughout 2025, elevated the amount of equipment sales in the prior year and reduced quarterly rental revenues during the subsequent quarters including the current three-month period. Rental revenues increased during the quarter despite the unfavorable impact from the lost rental revenue due to the rental equipment buyout.
Gross Profit
Gross profit for the third quarter of 2026 of $21.7 million increased by $0.9 million, or 4.4%, compared to the third quarter of 2025. This increase was due to the increase in net revenues and by a higher gross profit percentage of net revenue (“gross margin”). Gross margin was 57.8% during the third quarter of 2026 compared to 57.1% during the prior year period, an increase of 0.7%. Gross profit was higher in the Patient Services segment and was lower in the Device Solutions segment. Gross margin was higher for the Device Solutions segment and was lower for the Patient Services segment.
Patient Services
Patient Services gross profit was $15.9 million during the third quarter of 2026, representing an increase of $1.4 million, or 9.6%, compared to the prior year period. The increase reflected the higher net revenue offset partially by lower gross margin, which decreased from the prior year by 3.3% to 61.5%. The decrease in gross margin reflected an unfavorable product mix change toward lower gross margin revenue categories. These impacts were offset partially by improved coverage of fixed costs from higher net revenue and lower pump maintenance expenses. The unfavorable revenue mix impacting gross margin was mainly related to the increase in revenue related to the higher Wound Care net revenue, which has a lower average gross margin than other Patient Services revenue categories. Pump maintenance expenses include annual preventative maintenance certification and repairs and are performed by the Device Solutions segment.
Device Solutions
Device Solutions gross profit during the third quarter of 2026 was $5.9 million, which represented a decrease of $0.5 million, or 7.6% due to the decrease in net revenue partially offset by a an increase in the gross margin. The Device Solutions gross margin was 49.7% during the current period, which was 4.8% higher than the same prior year period. This increase in gross margin was primarily due to the aforementioned restructuring of the biomedical services contract with GE Healthcare which resulted in reduced expenses greater than the related reduction in net revenue. Reduced contract expenses included a reduction in biomedical personnel, a reduced amount of medical device replacement parts and lower travel expenses. These impacts improved the gross margin for the Device Solutions segment by 5.4%. This benefit was partially offset by the aforementioned 2025 non-recurring $0.6 million price increase adjustment, reducing the gross margin by 2.3%. Additionally, unfavorable product mix weighting, which shifted more to lower gross margin revenues, decreased gross margin by 0.6%. The increased gross margin also included improvements totaling 3.4% attributable to ongoing initiatives focused on improved procurement costs of materials and increased biomedical productivity. These benefits in gross margin were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses, which on a combined basis, reduced the Device Solutions segment gross margin by 1.0%. Higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.

Selling and Marketing Expenses
Selling and marketing expenses were $2.7 million for the third quarter of 2026, representing an increase of $0.3 million, or 14.3%, compared to the prior year. Selling and marketing expenses as a percentage of net revenues increased to 7.2% compared to 6.5% in the prior year period. This increase reflected an increase in commissions, increased travel expenses and inflationary impacts including an increase in employee healthcare expenses. The increase in commissions expense reflected the increase in revenue and a change in revenue mix favoring commission based revenue categories. The selling and marketing expenses during these periods consisted of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the third quarter of 2026 were $14.1 million, a decrease of $0.3 million, or 2.2%, from the third quarter of 2025. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. The decrease over the prior year included a $0.6 million reduction in the accrual for management bonuses and a $0.5 million decrease in expenses related to information technology and business applications upgrades including the replacement of the Company’s enterprise resource planning system (“ERP”). The ERP system upgrade project expenses were lower during the current period due to a lower intensity of activities after the system go-live event on March 1, 2026. While additional costs are expected to be incurred during the ongoing post go-live phase to support system stabilization and enhancement activities, project expenses have and are expected to continue to taper down during future quarterly periods. These decreases were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses totaling $0.5 million and a $0.3 million increase in the Company's bad debt accrual. Similar to impacts to gross margin and selling and marketing expenses, higher wages were the result of typical annual merit and cost of living increases, however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.
Other Expenses
During the third quarter of 2026, other expense included interest expense of $0.3 million, which was $0.1 million lower than interest expense for the third quarter of 2025. Interest expense includes interest and other fees paid in relation to borrowings under the 2021 Credit Agreement partially offset by amounts received on interest rate swap derivatives. The decrease resulted from lower average outstanding debt balances during the third quarter of 2026 compared to the third quarter of 2025, partially offset by higher commitment fees on a higher unused revolving line availability.
Provision For Income Taxes
During the third quarter of 2026, the Company recorded a provision for income taxes totaling $1.4 million on pre-tax income of $4.5 million, representing an effective tax rate of 31%. During the third quarter of 2025, the Company recorded a provision for income taxes of $1.2 million on a pre-tax income of $3.4 million, representing an effective tax rate of 34%. The effective tax rates for these periods differed from the U.S. statutory rate mainly due to the effects of local, state and foreign jurisdiction income taxes and certain permanent differences in expenses recognized for tax purposes, such as non-deductible meals and entertainment, management compensation and differences between expense recognized for book purposes versus tax purposes associated with equity compensation expense.

InfuSystem Holdings, Inc. Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following represents the Company’s results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	Better/ (Worse)

Net revenues:
Patient Services	$72,704	$64,655	$8,049
Device Solutions	40,557	48,148	(7,591)
Less: elimination of inter-segment revenues (a)	(5,055)	(5,597)	542
Total Device Solutions	35,502	42,551	(7,049)
Total	108,206	107,206	1,000
Gross profit:
Patient Services	45,508	41,470	4,038
Device Solutions	17,314	18,391	(1,077)
Total	62,822	59,861	2,961
Selling, general and administrative expenses:
Amortization of intangibles	549	709	160
Selling and marketing	8,773	8,055	(718)
General and administrative	43,012	42,891	(121)
Total selling, general and administrative expenses	52,334	51,655	(679)
Operating income	10,488	8,206	2,282
Other expense	(656)	(1,080)	424
Income before income taxes	9,832	7,126	2,706
Provision for income taxes	(2,428)	(2,535)	107
Net income	$7,404	$4,591	$2,813
Net income per share:
Basic	$0.37	$0.22	$0.15
Diluted	$0.35	$0.22	$0.13
Weighted average shares outstanding:
Basic	20,085,426	20,779,268	(693,842)
Diluted	20,974,769	21,165,787	(191,018)

(a) Inter-segment allocations are for cleaning and repair services performed on medical equipment.
Net Revenues
Net revenues for the nine-month period ended September 30, 2026 (“nine-month period of 2026”) were $108.2 million, an increase of $1.0 million, or 0.9%, compared to $107.2 million for the nine-month period ended September 30, 2025 (“nine-month period of 2025”). The increase included higher net revenues for the Patient Services segment partially offset by lower net revenues for the Device Solutions segment.
Patient Services
Patient Services net revenue of $72.7 million increased $8.0 million, or 12.4%, during the nine-month period of 2026 compared to the same prior year period. This increase was primarily attributable to additional treatment volume in Oncology and Wound Care which were partially offset by a lower amount in Pain Management. The improved volume and collections benefited Oncology revenue by $3.0 million or 5.4%, and Wound Care treatment revenue by $5.1 million, or 131.2%. Pain Management revenue decreased by $0.1 million, or 2.0%. The Wound Care net revenues included sales of compression therapy devices stemming from two new supplier relationships. Sales for the first of these new supplier relationships, which include Pneumatic Compression Devices (PCD’s), started during the third quarter of 2025 and the second supplier relationship, which is a manufacturer of Adjustable Compression Wraps (ACW’s), began during the current period. On a combined basis, compression therapy devices represented over 77% of the growth in Wound Care.
Device Solutions
Device Solutions net revenue of $35.5 million decreased $7.0 million, or 16.6%, during the nine-month period of 2026 compared to the same prior year period. This decrease included decreases in biomedical services of $4.9 million and equipment sales of $2.5 million. These decreases were partially offset by increases in disposable medical supplies of $0.3 million and equipment rentals of $0.1 million. A portion of the decrease in biomedical services revenue totaling $5.6 million reflected a reduction in the volume and service level of devices on contract with GE Healthcare which was restructured during the third quarter of 2025. Additionally, biomedical services revenue during 2025 included a non-recurring $0.6 million adjustment associated with a price increase agreed to in conjunction with the contract restructuring. These decreases were partially offset by additional volume with other customers. The decrease in equipment sales is related to a large customer rental buyout that began in the prior period. The buyout, which started during the prior year’s first quarter, elevated the amount of equipment sales in the prior year and reduced quarterly rental revenues during the subsequent quarters including the current nine-month period. Rental revenues increased despite this impact due to rental revenue volume increases with other customers.
Gross Profit
Gross profit of $62.8 million for the nine-month period of 2026 increased $3.0 million, or 4.9%, from $59.9 million for the nine-month period of 2025. This increase was due to the increase in net revenues and the higher gross margin. Gross margin increased to 58.1% during the nine-month period of 2026 compared to 55.8% during the same prior year period. Gross profit increased in the Patient Services segment and decreased in the Device Solutions segments. Gross margin increased in the Device Solutions segment and decreased in the Patient Services segment.
Patient Services
Patient Services gross profit was $45.5 million during the nine-month period of 2026, representing an increase of $4.0 million, or 9.7%, compared to the same prior year period. The improvement reflected increased net revenue offset partially by a lower gross margin, which decreased from the prior year by 1.5% to 62.6%. The decrease in gross margin reflected an unfavorable product mix change toward lower gross margin revenue categories offset partially by lower pump disposal and maintenance expenses. The unfavorable gross margin mix was mainly related to the increase in revenue related to Wound Care treatments, which have lower average gross margin than other Patient Services revenue categories. Pump disposal expenses include retirements of damaged pumps and reserves for missing pumps. Pump maintenance expenses include annual preventative maintenance certification and repairs and are performed by the Device Solutions segment. On a combined basis, pump disposal and maintenance expenses decreased by $0.5 million during the nine-month period of 2026 compared to the prior year period.
Device Solutions
Device Solutions gross profit during the nine-month period of 2026 was $17.3 million, representing a decrease of $1.1 million, or 5.9%, compared to the same prior year period. The decrease was due to the decrease in net revenue offset partially by an increase in gross margin. The Device Solutions gross margin was 48.8% during the current period, which was 5.6% higher than the same prior year period. This increase in gross margin was primarily due to the aforementioned restructuring of the biomedical services contract with GE Healthcare which resulted in reduced expenses greater than the related reduction in net revenue. Reduced contract expenses included a reduction in biomedical personnel, a reduced amount of medical device replacement parts and lower travel expenses. These impacts improved the gross margin for the Device Solutions segment by 5.8%. This benefit was partially offset by the aforementioned 2025 non-recurring $0.6 million price increase adjustment, reducing the gross margin by 1.7%. Additional gross margin improvements totaling 3.0% were achieved though ongoing initiatives focused on improved procurement costs of materials and increased biomedical productivity. These benefits in gross margin were partially offset by cost inflation impacts from increased employee wage rates and higher healthcare expenses, which on a combined basis, reduced the Device Solutions segment gross margin by 1.5%. Higher wages were the result of typical annual merit and cost of living increases; however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years.
Selling and Marketing Expenses

Selling and marketing expenses for the nine-month period of 2026 were $8.8 million, representing an increase of $0.7 million, or 8.9%, compared to selling and marketing expenses for the nine-month period of 2025. Selling and marketing expenses as a percentage of net revenues was 8.1% representing an increase from the prior year period amount of 7.5%. This increase reflected an increase in sales team headcount, higher commissions expenses, increased travel expenses and inflationary impacts including an increase in employee healthcare expenses. Selling and marketing expenses consist of sales personnel salaries, commissions and associated fringe benefit and payroll-related items, marketing, travel and entertainment and other miscellaneous expenses.
General and Administrative Expenses
General and administrative expenses for the nine-month period of 2026 were $43.0 million, an increase of $0.1 million, or 0.3%, from the nine-month period of 2025. G&A expenses during these periods consisted primarily of accounting, administrative, third-party payer billing and contract services, customer service, nurses on staff, new product services, service center personnel salaries, fringe benefits and other payroll-related items, professional fees, legal fees, stock-based compensation, insurance and other miscellaneous items. Additionally, the amount for the nine-month period of 2025 included a one-time accrued severance expense of $1.0 million for the Company's outgoing CEO. Additional reductions included a $1.1 million reduction in the accrual for management bonuses and $0.4 million reduction in expenses related to information technology and business applications upgrades including the replacement of the Company’s ERP. These decreases were partially offset by increases in other expenses including: additional personnel directly related to the increased Patient Services net revenue including revenue cycle personnel totaling $0.4 million, a $0.6 million increase in stock-based compensation expenses, cost inflation impacts from increased employee wage rates and higher healthcare expenses totaling $1.3 million and a $0.4 million increase in the Company's bad debt accrual. The ERP system upgrade project expenses were lower during the current period due to a lower intensity of activities related to the go-live phase of the project which occurred on March 1, 2026. While additional costs are expected to be incurred during the post go-live phase to support system stabilization and enhancement activities, project expenses have begun to taper down during the second and third quarters of 2026. Similar to impacts to gross margin and selling and marketing expenses, higher wages were the result of typical annual merit and cost of living increases; however, the increase in the cost of health care benefits were significantly higher than amounts experienced in prior years. General and administrative expenses as a percentage of net revenues for the nine-month period of 2026 decreased to 39.8% compared to 40.0% for the same prior year period.
Other Expenses
During the nine-month period of 2026, other income and expense included interest expense of $0.8 million, which was $0.3 million lower than interest expense for the nine-month period of 2025. This decrease was due to a decrease in average outstanding borrowings on the 2021 Credit Agreement revolving line of credit partially offset by higher commitment fees on a higher unused revolving line availability.
Provision for income taxes
During the nine-month period of 2026, the Company recorded a provision for income taxes totaling $2.4 million on pre-tax income of $9.8 million representing an effective tax rate of 25%. During the nine-month period of 2025, the Company recorded a provision for income taxes totaling $2.5 million on pre-tax income of $7.1 million, representing an effective tax rate of 36%. The pre-tax income amount for 2025 included significant non-deductible expenses including the severance expense for the outgoing CEO, which exceeded the annual deduction limitation for officer compensation. Non-deductible expenses for 2025 also included a shortfall in the amount of stock compensation expense recognizable for tax purposes versus the amount recognized for book purposes. Together, these items impacted tax expense by $0.6 million, or 9% of pre-tax income. During 2026, stock compensation expense was a surplus for tax purposes as compared to the amount recognized for book purposes. Other factors causing the effective rate during both periods to differ from the U.S. statutory amounts included the effects of local, state and foreign jurisdiction income taxes, limitations on the deductions of certain expenses including meals and entertainment expense.

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
The following table summarizes our available liquidity (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$9,108	$3,186
Availability on revolving facility	55,000	55,000
Available liquidity	$64,108	$58,186
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
Long-Term Debt Activities:
The following table illustrates the net availability under the revolving credit facility (“Revolving Facility”) under the 2021 Credit Agreement, as amended, as of the applicable balance sheet date (in thousands):

	September 30, 2026	December 31, 2025
Revolving Facility:
Gross availability	$75,000	$75,000
Outstanding draws	(20,000)	(20,000)
Availability on Revolving Facility	$55,000	$55,000
As of September 30, 2026, amounts outstanding under the Revolving Facility bear interest at a variable rate equal to, at the Company’s election, Adjusted Term SOFR for Term Benchmark loans or an Alternative Base Rate for ABR loans, as defined by the Second Amendment, plus a spread that will vary depending upon the Company’s leverage ratio. The spread ranges from 2.05% to 3.05% for Term Benchmark Loans and 1.05% to 2.05% for base rate loans. The weighted-average Term Benchmark loan rate at September 30, 2026 was 5.79% (Adjusted Term SOFR of 3.74% plus 2.05%). The actual ABR loan rate at September 30, 2026 was 8.05% (lender’s prime rate of 7.00% plus 1.05%). As of September 30, 2026, the Company was in compliance with all debt-related covenants under the 2021 Credit Agreement, as amended.

Share Repurchase Program:
On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) that authorizes the Company to repurchase up to $20.0 million of the Company’s outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program superseded the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program are subject to market conditions, the periodic capital needs of the Company’s operating activities, and the continued satisfaction of all covenants under the 2021 Credit Agreement, as amended. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time at the discretion of the Board. As of September 30, 2026, the Company had repurchased and retired approximately $0.6 million, or 50,439 shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired approximately $15.3 million, or 1,973,194 shares of the Company's outstanding common stock under the previous authorization.
Cash Flows:
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$18,091	$17,282	$809
Net cash used in investing activities	$(7,753)	$(4,598)	$(3,155)
Net cash used in financing activities	$(4,416)	$(12,256)	$7,840
Operating Cash Flow. Operating cash flows provided $18.1 million in cash during the nine-month period of 2026 and $17.3 million of cash during the nine-month period of 2025. This $0.8 million increase was attributable to an increase in net income adjusted for non-cash items offset partially by an increase in cash used to fund working capital items. During the nine-month period of 2026 net income adjusted for non-cash items was $24.3 million, an increase of $5.9 million compared to net income adjusted for non-cash items of $18.4 million during the nine-month period of 2025. Also during the nine-month period of 2026 cash used to fund working capital items was $6.2 million, an increase of $5.1 million compared to $1.1 million during nine-month period of 2025. The increase in net income adjusted for non-cash items, was primarily attributable to higher gross profit partially offset by higher selling, general and administrative expenses in 2026, as described above.
The use of cash for working capital items during the nine-month period of 2026 included a $8.2 million increase in accounts receivable. These cash flow uses were partially offset by a $0.7 million decrease in inventories and a $0.6 million decrease in other assets and a $0.5 million increase in accounts payable and other liabilities, net of capital items. The cash used for working capital items during the nine-month period of 2025 included a $2.2 million increase in accounts receivable, a $0.8 million increase in other current assets and a $0.1 million decrease in accounts payable and other liabilities, net of capital items. These uses of cash were partially offset by a $1.0 million decrease in other assets and a $0.9 million decrease in inventories.
The increase in accounts receivable during 2026 was partially attributable to a change in mix of revenue favoring Patient Services which has a longer average revenue collection time as compared with Device Solutions and due to a temporary ERP related order-to-cash process disruption. The increase in accounts receivable during 2025 was mainly due to the sequential increase in quarterly revenue during the nine-month period of 2025 as compared to the nine-month period of ended December 31, 2024.
During 2026, the Company implemented a new enterprise resource planning ("ERP") platform. Following the implementation, management identified certain invoicing process issues affecting portions of the Device Solutions segment and certain direct-bill portions of the Patient Services segment. These issues primarily involved invoice generation, delivery, formatting and customer-specific invoice requirements, which delayed the timing of customer billings and cash collections. Management began identifying these issues during the third quarter of 2026 and initiated corrective actions, including targeted customer outreach, invoice reformatting activities and system process enhancements.

As a result of these invoicing disruptions, accounts receivable increased and operating cash flows were negatively impacted during the third quarter of 2026. Management estimates that approximately $5.0 million of accounts receivable at September 30, 2026 were attributable to delayed invoicing and collection timing associated with these ERP-related issues. The Company's collection trends improved throughout the third quarter and into October 2026, and management estimates that approximately $1.3 million of the excess accounts receivable balance had been collected subsequent to quarter end through the date of this filing. While collection timing remains below historical levels, management believes the underlying receivables are substantially collectible and expects continued improvement in cash collections as reformatting efforts are completed and customer billing processes normalize. Importantly, this was not driven by customer demand, reimbursement changes or credit deterioration.
Investing Cash Flow. Net cash used in investing activities was $7.8 million for the nine-month period of 2026 compared to $4.6 million for the nine-month period of 2025, an increase of $3.2 million. The increase was partially due to an increase totaling $3.4 million in cash used to purchase medical equipment during the nine-month period of 2026 compared to the nine-month period of 2025. Purchases of medical equipment were higher during 2026 compared to 2025 mainly due to normal variations in the timing of purchase of medical equipment used to replace devices taken out of service or to support new customer growth. The increase in cash used for investing activities was also due to a $1.3 million decrease in proceeds from sale of medical equipment, property and equipment. The decrease in proceeds from sale of medical equipment, property and equipment reflects the lower amount of sales of medical equipment and a lower allocation of equipment sales taken from the Company’s existing fleet versus purchased for sale in 2026 as compared to 2025. Also in 2025, the investing cash flows included a use of cash to acquire a business for $1.4 million. No acquisitions took place in 2026.
Financing Cash Flow. Cash flow used in financing activities during the nine-month period of 2026 totaled $4.4 million, included $5.0 million in cash used to repurchase the Company's common stock and cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $0.8 million. These amounts were partially offset by proceeds from employee stock option exercises and employee stock purchase plan proceeds totaling $1.3 million. Cash used in financing activities during the nine-month period of 2025 was $12.3 million and primarily related to $8.5 million in cash used to repurchase the Company's common stock, cash used to satisfy statutory withholding on employee stock-based compensation plans totaling $1.0 million and net revolving line of credit repayments under the 2021 Credit Agreement totaling $2.8 million.
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
The Company periodically enters into derivative contracts with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the financial instruments used to hedge them. We did not have any foreign currency derivative contracts outstanding at any time during the three and nine months ended September 30, 2026. The maximum length of time over which we hedge our exposure to short-term interest rate risk is equal to the remaining term for the debt obligation being hedged. We had interest rate derivative contracts with a notional value of $20.0 million as of both September 30, 2026 and December 31, 2025.

We do not enter into derivative financial instruments for speculative or trading purposes. Our hedging relationships are formally documented at the inception of the hedge, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions both at the inception of a hedge and on an ongoing basis to be designated for hedge accounting treatment. For derivative contracts, which can be classified as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded to accumulated other comprehensive income in the condensed consolidated balance sheets. When the underlying hedge transaction is realized, the gain or loss included in accumulated other comprehensive income is recorded in earnings in the condensed consolidated statements of operations and comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk. We record the ineffective portion of interest rate hedging instruments, if any, to interest expense in the condensed consolidated statements of operations and comprehensive income. See Note 9 (Derivative Financial Instruments and Hedging Activities) to our condensed consolidated financial statements for information related to the fair values of derivative instruments in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, and information related to the effect of derivative instruments included in our condensed consolidated statements of operations and comprehensive income including the amount of unrealized gains or (losses) associated with our interest rate derivatives reported in accumulated other comprehensive income that was reclassified into earnings during the three and nine months ended September 30, 2026 and 2025, respectively. Because of the hedging relationships, a change of 50% in the market rate of SOFR would not have a material impact on our financial results.
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
During the nine-month period ended September 30, 2026, the Company migrated certain of our business applications and financial processing systems to a newly implemented Enterprise Resource Planning (“ERP”) system. The migration and implementation impacted operational processes, as well as certain accounting and financial reporting processes. In connection with the migration and ERP implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. During the nine-month period ended September 30, 2026, the migration and ERP implementation resulted in changes that materially affected our internal control over financial reporting. These system migrations and implementations did not have an adverse effect, nor do we expect will have an adverse effect, on our internal control over financial reporting.
Except with respect to the implementation of the ERP, there have been no changes in our internal control over financial reporting during the nine-month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to assess the impact on our internal control over financial reporting as we continue to further refine and enhance the new ERP and other business applications.

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
A summary of our purchases of our common stock during the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
July 1, 2026 through July 31, 2026	126	$9.12	—	$20,000,000
August 1, 2026 through August 31, 2026	41,663	$11.99	39,885	$19,521,135
September 1, 2026 through September 30, 2026	10,653	$11.99	10,554	$19,394,554
Total	52,442	$11.98	50,439
(a) Of the 52,442 shares of common stock presented in the table above, 2,003 shares were originally granted to employees and directors as stock options and restricted or performance stock awards. Our stock plans allow for the withholding of shares to satisfy tax obligations due upon the exercise of stock options and vesting of restricted stock. Pursuant to our stock plans, the 2,003 shares reflected above were relinquished by employees or directors in exchange for our agreement to pay U.S. federal, state and local tax withholding obligations resulting from the exercise of the Company's stock options and vesting of the Company's restricted stock.
(b) On May 12, 2026, our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $20.0 million of the Company's outstanding common stock starting on July 1, 2026 and running through June 30, 2028. The Share Repurchase Program supersedes the previous authorization, which expired on June 30, 2026. Repurchases under the Share Repurchase Program will be subject to market conditions, the periodic capital needs of the Company's operating activities, and the continued satisfaction of all covenants under the Company's existing credit agreement. Repurchases under the Share Repurchase Program may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate the Company to repurchase shares and may be suspended, terminated, or modified at any time. As of September 30, 2026, the Company had repurchased and retired 50,439 shares of the Company’s outstanding stock under the recently approved Share Repurchase Program. The Company had repurchased and retired 1,973,194 shares under the previous authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INFUSYSTEM HOLDINGS, INC.

Date: November 9, 2026	/s/ Carrie Lachance
Carrie Lachance
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2026	/s/ Barry Steele
Barry Steele Chief Financial Officer (Principal Accounting and Financial Officer)